Form 10QSB
period 2004-03-31
MARCHEX INC
filed 2004-05-17
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-50658

Marchex, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

413 Pine Street, Suite 500

Seattle, Washington 98101

(Address of principal executive offices)

Issuer’s telephone number: (206) 331-3300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 17, 2004
Class A common stock, par value $.01	11,987,500
Class B common stock, par value $.01	12,904,413

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Marchex, Inc.

Form 10-QSB

		Page
	Part I—Financial Information

Item 1.	Financial Statements (unaudited).

	Condensed Consolidated Balance Sheets – March 31, 2004 and December 31, 2003.	3

	Condensed Consolidated Statements of Operations – Period from January 1 to February 28, 2003 (Predecessor Period), period from January 17, 2003 (Inception) to March 31, 2003, and quarter ended March 31, 2004 (Successor Periods).	4

	Condensed Consolidated Statements of Cash Flows – Period from January 1 to February 28, 2003 (Predecessor Period), period from January 17, 2003 (Inception) to March 31, 2003, and quarter ended March 31, 2004 (Successor Periods).	5

Item 2.	Management’s Discussion and Analysis.	12

Item 3.	Controls and Procedures.	46

Part II—Other Information

Item 1.	Legal Proceedings.	47

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities.	47

Item 3.	Defaults Upon Senior Securities.	47

Item 4.	Submission of Matters to a Vote of Security Holders.	47

Item 5.	Other Information.	47

Item 6.	Exhibits and Reports on Form 8-K.	47

Part I—Financial Information

Item 1. Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2003	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$6,019,119	6,487,354
Stock subscription receivable	—	28,405,100
Accounts receivable, net	1,627,730	1,780,550
Other receivables	384	4,314
Prepaid expenses	117,596	357,317
Income tax receivable	290,939	—
Deferred tax assets	263,193	391,515
Other current assets	24,190	34,196

Total current assets	8,343,151	37,460,346

Property and equipment, net	994,793	1,009,026
Other assets	409,878	95,080
Goodwill	17,252,999	17,279,035
Identifiable intangible assets, net	6,701,791	5,666,923

Total assets	$33,702,612	61,510,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,842,229	3,804,971
Accrued payroll and benefits	252,642	183,240
Accrued expenses and other current liabilities	1,031,850	943,455
Accrued facility relocation	—	146,590
Income tax payable	—	226,526
Deferred revenue	848,958	1,146,437
Earn-out liability payable	3,525,995	3,658,931

Total current liabilities	8,501,674	10,110,150

Deferred tax liabilities	1,829,687	1,412,880
Deferred revenue	38,993	38,461
Accrued facility relocation	—	56,498
Other non-current liabilities	2,274	37,805
Fair value of redemption obligation	55,250	—

Total liabilities	10,427,878	11,655,794

Series A redeemable convertible preferred stock	21,440,402	21,843,081

Commitments, contingencies, and subsequent events

Stockholders’ equity:
Class A common stock	122,500	122,500
Class B common stock	15,675	15,679
Class B common stock and warrants subscribed	—	27,240,503
Additional paid-in capital	6,716,734	6,719,006
Deferred stock-based compensation	(1,532,340)	(1,171,576)
Accumulated deficit	(3,488,237)	(4,914,577)

Total stockholders’ equity	1,834,332	28,011,535

Total liabilities and stockholders’ equity	$33,702,612	61,510,410

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

(unaudited)

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to March 31, 2003	Quarter ended March 31, 2004
Revenue	$3,071,055	1,715,933	7,601,911

Expenses:
Service costs (1)	1,732,813	883,280	4,779,575
Sales and marketing (1)	365,043	214,615	1,009,972
Product development (1)	144,479	104,947	505,535
General and administrative (1)	234,667	426,919	694,748
Acquisition-related retention consideration (2)	—	—	132,936
Facility relocation	—	—	230,459
Stock-based compensation (3)	38,981	710,991	360,764
Amortization of intangible assets (4)	—	290,087	1,034,868

Total operating expenses	2,515,983	2,630,839	8,748,857

Income (loss) from operations	555,072	(914,906)	(1,146,946)

Other income (expense):
Interest income	1,529	3,092	11,016
Interest expense	—	—	(325)
Adjustment to fair value of redemption obligation	—	—	55,250
Other	—	—	3,644

Total other income	1,529	3,092	69,585

Income (loss) before provision for income taxes	556,601	(911,814)	(1,077,361)

Income tax expense (benefit)	224,082	(323,092)	(53,700)

Net income (loss)	332,519	(588,722)	(1,023,661)

Accretion to redemption value of redeemable convertible preferred stock	—	119,081	402,679

Net income (loss) applicable to common stockholders	$332,519	(707,803)	(1,426,340)

Basic and diluted net loss per share applicable to common stockholders		$(0.05)	$(0.11)

Shares used to calculate basic and diluted net loss per share		13,074,041	13,446,542

Pro forma basic and diluted net loss per share applicable to common stockholders		$(0.05)	$(0.07)

Shares used to calculate pro forma basic and diluted net loss per share		15,551,351	20,170,605

(1) Excludes acquisition-related retention consideration, stock- based compensation and amortization of intangible assets (2) Components of acquisition-related retention consideration

Service costs	—	—	15,826
Sales and marketing	—	—	45,175
Product development	—	—	48,916
General and administrative	—	—	23,019

(3) Components of stock-based compensation

Service costs	190	—	4,050
Sales and marketing	715	128,993	67,546
Product development	37,710	69,769	21,902
General and administrative	366	512,229	267,266

(4) Components of amortization of intangible assets

Service costs	$—	215,087	734,868
Sales and marketing	—	29,167	162,500
Product development	—	—	—
General and administrative	—	45,833	137,500

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to March 31, 2003	Quarter ended March 31, 2004
Cash flows from operating activities:
Net income (loss)	$332,519	(588,722)	(1,023,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	43,584	320,776	1,168,520
Adjustment to fair value of redemption obligation	—	—	(55,250)
Facility relocation	—	—	230,459
Allowance for doubtful accounts and merchant advertiser credits	86,908	48,682	207,417
Stock-based compensation	38,981	710,991	360,764
Deferred income taxes	(6,956)	(361,092)	(571,165)
Income tax benefit related to stock options	231,038	—	—
Change in certain assets and liabilities, net of acquisition:
Accounts receivable, net	(135,457)	(75,009)	(360,237)
Other receivables	(1,137)	1,137	(3,930)
Income tax receivable and payable	—	—	517,465
Prepaid expenses and other current assets	(26,549)	(68,826)	(249,727)
Accounts payable	(403,753)	389,739	762,543
Accrued expenses, payroll, benefits and other current liabilities	117,133	244,380	(386,518)
Deferred revenue	75,650	20,179	296,947
Acquisition-related retention consideration in earn-out liability	—	—	132,936
Other non current liabilities	1,092	545	35,531

Net cash provided by operating activities	353,053	642,780	1,062,094

Cash flows from investing activities:
Purchases of property and equipment	(63,878)	(142,341)	(175,257)
Cash paid for acquisition, net of cash acquired	—	(13,295,931)	—
Decrease (increase) in other non current assets	—	(14,518)	(61,552)

Net cash used in investing activities	(63,878)	(13,452,790)	(236,809)

Cash flows from financing activities:
Deferred offering costs paid	—	—	(359,326)
Proceeds from exercises of stock options	37,288	—	2,276
Proceeds from sale of stock	—	132,500	—
Proceeds from sale of redeemable convertible preferred stock	—	17,456,815	—

Net cash provided by (used in) financing activities	37,288	17,589,315	(357,050)

Net increase in cash and cash equivalents	326,463	4,779,305	468,235

Cash and cash equivalents at beginning of period	1,494,300	—	6,019,119

Cash and cash equivalents at end of period	$1,820,763	4,779,305	6,487,354

Supplemental disclosure of cash flow information - cash paid during the period for income taxes	$—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Accretion to redemption value of redeemable convertible preferred stock	$—	119,081	402,679
Deferred offering costs recorded in accrued expenses and accounts payable	$—	—	428,921
Subscribed common stock and warrants issued in initial public offering	$—	—	28,405,100

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s final prospectus dated March 30, 2004 for its initial public offering filed with the Securities and Exchange Commission.

Prior to February 28, 2003 the Company was involved in business and product development activities, as well as financing and acquisition initiatives. Revenue commenced with the acquisition of eFamily.com, Inc. and its wholly-owned operating subsidiary ah-ha.com, Inc.

On February 28, 2003, the Company acquired 100% of the outstanding stock of eFamily.com, Inc. and its wholly-owned operating subsidiary, based in Provo, Utah. Ah-ha.com, Inc. was renamed Enhance Interactive, Inc. in December 2003. The aggregate cash consideration, including acquisition costs to acquire Enhance Interactive was approximately $15,117,000. The purchase price excludes performance-based contingent payments that depend on Enhance Interactive’s achievement of minimum income before tax, excluding stock-based compensation and amortization of intangible assets relating to the purchase (“earnings before taxes”), thresholds in calendar years 2003 and 2004. The payment of the earnings-based contingent amounts is based on the formula of 69.44% of the acquired businesses’ 2003 and 2004 earnings before taxes up to an aggregate maximum payout cap of $12,500,000 (“earn-out consideration”). In the event earnings before taxes do not exceed $3,500,000 for 2003 or 2004, then no amount shall be payable for the related period. The contingent earn-out consideration payments are being accounted for as additional goodwill, as all former Predecessor shareholders receive the consideration in proportion to their former share interests and the amounts reflect additional purchase price. For calender 2003, additional goodwill of $3,243,000 was recorded for the earn-out consideration.

In addition, if the minimum $3,500,000 thresholds above are achieved, a payment of 5.56% of the acquired businesses’ 2003 and 2004 earnings before taxes up to an aggregate maximum of $1,000,000 will be paid to certain current employees of the acquired business (“acquisition-related retention consideration”). These amounts will be accounted for as compensation expense. The threshold determination is calculated separately for each of calender years 2003 and 2004. At March 31, 2003, in consideration of the assessed probability, no amounts were accrued for the acquisition-related retention consideration. For calender 2003, $283,000 was recorded for the acquisition-related retention consideration including employer payroll-related taxes. For the quarter ended March 31, 2004, an additional $133,000 acquisition-related retention consideration was recorded based on one-fourth of the annual estimated forecast.

Enhance Interactive provides performance-based advertising services to merchant advertisers, including pay-per-click listings. Through Enhance Interactive’s pay-per-click service, merchant advertisers create keyword listings that describe their product or service, which are marketed to consumers and businesses primarily through search engine or directory results when users search for information, products or services using the Internet.

The Company’s condensed consolidated statements of operations, and cash flows have been presented for the period from January 17, 2003 (inception) through March 31, 2003. The assets, liabilities and operations of Enhance Interactive are included in the Company’s condensed consolidated financial statements since the February 28, 2003 date of acquisition. All significant inter-company transactions and balances have been eliminated in consolidation. The Company’s purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values on the acquisition date. Accordingly, the Company’s condensed consolidated financial results for periods subsequent to the acquisition are not comparable to the condensed financial statements of Enhance Interactive presented for prior periods. The condensed consolidated statements of operations, and cash flows representing Enhance Interactive’s results prior to February 28, 2003 have been presented as the “Predecessor” for the period from January 1 to February 28, 2003. The Company, including the results of Enhance Interactive since the date of acquisition, is referred to as the “Successor” in the accompanying condensed consolidated financial statements.

The condensed consolidated financial statements of the Predecessor include the financial statements of eFamily.com, Inc. and its wholly-owned subsidiary, Enhance Interactive (formerly known as ah-ha.com, Inc.). All significant inter-company transactions and balances have been eliminated in consolidation.

On October 24, 2003, the Company acquired 100% of the outstanding stock of Sitewise Marketing, Inc. (d.b.a Traffic Leader) (“TrafficLeader”). In November, 2003, Sitewise Marketing, Inc., based in Eugene, Oregon, was renamed TrafficLeader, Inc. The purchase consisted of:

•	Cash and acquisition costs of approximately $3,570,000;

•	425,000 shares of Class B common stock with a redemption right that required the Company to buy back the 425,000 shares for $8 per share, but only at the election of seventy-five percent of the holders in the event the Company had not completed a firm commitment initial public offering with gross proceeds of at least $20 million prior to October 24, 2005. This redemption right terminated with the closing of the initial public offering on April 5, 2004;

•	137,500 shares of restricted Class B common stock that vest over a period of 3 years.

The purchase price excludes performance-based contingent payments that depend on TrafficLeader’s achievement of revenue thresholds. The assets, liabilities and operations of TrafficLeader are included in the Company’s condensed consolidated financial statements since the October 24, 2003 date of acquisition.

TrafficLeader provides performance-based advertising and search marketing services to merchant advertisers, including paid inclusion, advertising campaign management, conversion tracking and analysis, and search engine optimization. Through TrafficLeader’s primary service, paid inclusion, TrafficLeader manages search-based advertising campaigns and services for merchant advertisers. TrafficLeader’s paid inclusion service helps merchant advertisers reach prospective customers by first creating relevant product listings and then placing these listings in front of potential customers, primarily through search engines. Merchant advertiser’s product listings map directly to user search queries, which link to specific product or information pages when clicked. On behalf of merchant advertisers, TrafficLeader indexes these relevant listings through its distribution partners, including search engines, product shopping engines and directories.

(2)	Initial Public Offering (IPO), Pro Forma Net Loss Per Share and the 2004 Employee Stock Purchase Plan

The Securities and Exchange Commission declared the Company’s registration statement, which the Company filed on Form SB-2 (Registration No. 333-111096) under the Securities Act of 1933 in connection with the IPO of its Class B common stock, effective on March 30, 2004. Under this registration statement, the Company registered 4,600,000 shares of its Class B common stock, including 600,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $29,900,000.

On April 5, 2004 the Company completed its IPO in which it sold 4,600,000 shares of the Company’s Class B common stock that resulted in aggregate gross proceeds of approximately $29,900,000, of which the Company applied approximately $1,500,000 to underwriting discounts and commissions and approximately $1,200,000 to related IPO costs. As a result, the net cash amount of the offering proceeds was approximately $27,200,000. In connection with the IPO, the underwriters were also granted warrants, exercisable over a period commencing one year after the offering date and ending five years from the offering date, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. The $579,000 fair value of the warrants is also an IPO related cost and was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.75%, volatility of 102%, and an expected life equal to the warrant term of five years. As of March 31, 2004, the IPO proceeds receivable from the underwriters are reflected as a stock subscription receivable since the subscription was a firm commitment and the cash was received on April 5, 2004.

Upon the consummation of the IPO on April 5, 2004, 6,724,063 outstanding shares of the Company’s Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock and the Series A redeemable convertible preferred stock was automatically retired. Subsequent to the IPO, the authorized number of shares of preferred stock is 1,000,000 and the authorized number of shares of the Class B common stock is 125,000,000. The Board will have the authority to issue up to 1,000,000 shares of preferred stock, $0.01 par value in one or more series and have the authority to designate rights, preferences, privileges and restrictions of each such series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series.

The pro forma net loss per share is calculated as if the Series A redeemable convertible preferred stock had converted into shares of common stock at the original issuance date.

On February 15, 2004, the Company’s board of directors and shareholders approved the 2004 Employee Stock Purchase Plan, which became effective on March 30, 2004. The plan provides employees the opportunity to purchase the Company’s Class B common stock at 85% of the lower of the fair value at the beginning or end of the three-month offering period. A total of 300,000 shares have been initially reserved under the plan.

(3)	(a) Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s final prospectus dated March 30, 2004 for its initial public offering and final prospectus filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed during the quarter ended March 31, 2004.

(b)	Stock-based Compensation

The Company and the Predecessor apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company and the Predecessor have elected to apply the intrinsic value-based method of accounting described above for options granted to employees, and have adopted the disclosure requirements of SFAS No. 123.

The Company and the Predecessor recognize compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding awards in each period.

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to March 31, 2003	Quarter ended March 31, 2004
Net income (loss) applicable to shareholders:
As reported	$322,519	(707,803)	(1,426,340)
Add: stock-based employee expense included in reported net income (loss), net of related tax effect	38,428	460,345	302,652
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(42,375)	(587,963)	(1,021,263)

Pro forma	$318,572	(835,421)	(2,144,951)

Net loss per share applicable to common stockholders:
As reported (basic and diluted)		$(0.05)	(0.11)
Pro forma (basic and diluted)		$(0.06)	(0.16)

The Company and the Predecessor account for non-employee stock-based compensation in accordance with SFAS No. 123 and FASB Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(4)	Net Loss Per Share

The Company’s basic and diluted net loss per share is presented for the period from January 17 (inception) to March 31, 2003 and for the quarter ended March 31, 2004. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net loss applicable to common stockholders consists of net loss as adjusted for the impact of accretion of redeemable convertible preferred stock to its redemption value. As the Company had a net loss during the period from January 17 (inception) to March 31, 2003 and for the quarter ended March 31, 2004, basic and diluted net loss per share are the same.

The following table reconciles the Company’s reported net loss applicable to common stockholders used to compute basic and diluted net loss per share for the period from January 17, 2003 (inception) to March 31, 2003 and for the quarter ended March 31, 2004:

	Successor Periods
	Period from January 17 (inception) to March 31, 2003	Quarter ended March 31, 2004
Net loss	$(588,722)	(1,023,661)
Accretion to redemption value of Series A redeemable convertible preferred stock	119,081	402,679

Net loss applicable to common stockholders	$(707,803)	(1,426,340)

Basic and diluted net loss per share applicable to common stockholders	$(0.05)	(0.11)
Weighted average number of shares outstanding used to calculate basic and diluted net loss per share	13,074,041	13,446,542

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive:

•	5,833,665 and 6,724,063 shares issuable upon conversion of the Series A redeemable convertible preferred stock at March 31, 2003 and 2004, respectively;

•	Outstanding options at March 31, 2003 and March 31, 2004 to acquire 1,584,500 and 3,381,750 shares of Class B common stock, respectively, with a weighted average exercise price of $0.98 and $3.04 per share, respectively;

•	warrants to acquire 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share at March 31, 2004;

•	108,432 Class B restricted common shares issued in connection with the October 2003 acquisition of TrafficLeader at March 31, 2004. These shares were for future services that vest over 3 years. Additionally, these shares were excluded from the computation of basic net loss per share.

(5)	Concentrations

The Company and the Predecessor maintain substantially all of their cash and cash equivalents with two financial institutions.

Primarily all of the Company’s and the Predecessor’s revenue earned from merchant advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners on commercially acceptable terms. In addition, several of these distribution partners may be considered potential competitors.

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to March 31, 2003	Quarter ended March 31, 2004
Distribution Partner A	12%	9%	4%
Distribution Partner B	—	—	21%

(6)	Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s or the Predecessor’s management. For all periods presented the Company and the Predecessor operated as a single segment. The Company and the Predecessor operate in a single business segment principally in domestic markets providing internet merchant transaction services to enterprises.

Revenues from merchant advertisers by geographical areas are tracked on the basis of the location of the merchant advertiser. The vast majority of the Company’s and its Predecessor’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various activities involving the Internet.

Revenues by geographic region are as follows:

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to March 31, 2003	Quarter ended March 31, 2004
United States	90%	92%	93%
Canada	5%	4%	4%
Other countries	5%	4%	3%

	100%	100%	100%

(7)	Facility Relocation

As part of its anticipated expansion, in March 2004, the Company entered into a sublease agreement for new office facilities in Seattle, Washington and relocated from its original office facilities also located in Seattle, Washington. Future minimum payments related to these new facilities are as follows: $188,000 in 2004, $340,000 in 2005, $422,000 in 2006, and $455,000 in each of 2007, 2008 and 2009. The remaining lease obligation for the previous office facilities extends through June 30, 2006 and totaled $282,000 as of March 31, 2004. In March 2004, the Company accrued for lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods. The remaining liability at March 31, 2004 was $203,000, of which $147,000 was the current portion.

Item 2. Management’s Discussion and Analysis.

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included on this Quarterly Report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements which are described in the “Risk Factors” section and elsewhere in this Quarterly Report. We disclaim any intention or obligation to update any forward-looking statements.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed financial statements and related notes thereto, and with the audited consolidated financial statements and the notes thereto of the Predecessor to Marchex, Inc. as of February 28, 2003 and for the period from January 1, 2003 through February 28, 2003 and of Marchex, Inc. as of December 31, 2003 and for the period from January 17, 2003 (inception) through December 31, 2003, included in our final prospectus dated March 30, 2004.

Initial Public Offering

On March 30, 2004 we commenced an initial public offering (IPO) of 4.6 million shares of our Class B common stock. The closing of the IPO took place on April 5, 2004. The proceeds of the IPO, net of cash offering expenses were approximately $27.2 million. In connection with the IPO, the underwriters were also granted warrants, exercisable over a period commencing one year after the offering date and ending five years from the offering date, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. Proceeds have been or will be used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations and working capital and other general corporate purposes.

Overview

We are an early stage company focused on providing technology-based services to merchants engaged in online transactions. Our current operating businesses are in the performance-based advertising and search marketing industries, primarily focused on helping merchants market and sell their products and services via the Internet.

We currently provide our merchant advertisers with the following technology-based services through our wholly-owned operating subsidiaries Enhance Interactive and TrafficLeader:

•	Performance-Based Advertising primarily includes pay-per-click and paid inclusions services.

•	Pay-per-click Services. With pay-per-click services, merchant advertisers purchase keywords based on an amount they choose for a targeted placement, usually within search engine results.

•	Paid Inclusion Services. With paid inclusion services, merchant advertisers pay for their Web pages and product databases to be crawled, or searched, and indexed and included primarily within search engine and shopping engine results.

•	Search Marketing is designed for merchant advertisers who are focused on advertising campaign management, conversion tracking and analysis, and search engine optimization.

Enhance Interactive provides performance-based advertising services to merchant advertisers, including pay-per-click listings. Through Enhance Interactive, merchant advertisers market their products and services to millions of consumers and businesses through targeted pay-per-click listings that are primarily found in search engine or directory results when users search for information, products or services.

TrafficLeader provides performance-based advertising and search marketing services to merchant advertisers, including paid inclusion, advertising campaign management, conversion tracking and analysis, and search engine optimization. Through TrafficLeader’s primary service, paid inclusion, TrafficLeader manages advertising campaigns and services for merchant advertisers that have hundreds or even thousands of products or content pages. TrafficLeader’s paid inclusion service helps merchant advertisers reach prospective advertisers by placing their products or information, as well as associated detail and pricing, into many of the Internet’s most-visited search engines, product shopping engines, and directories.

We were incorporated in Delaware on January 17, 2003. On February 28, 2003, we acquired eFamily, together with its direct wholly-owned subsidiary Enhance Interactive. eFamily was incorporated in Utah on November 29, 1999, under the name FocusFilter.com, Inc. On October 24, 2003, we acquired TrafficLeader, which was incorporated in Oregon on January 24, 2000, under the name Sitewise Marketing, Inc.

From January 17, 2003 (inception) through February 28, 2003, we were involved in business and product development, as well as financing and acquisition initiatives.

We currently have offices in Seattle, Washington; Provo, Utah; and Eugene, Oregon.

Acquisitions

Enhance Interactive. In February 2003, we acquired eFamily together with its wholly-owned subsidiary Enhance Interactive, a Provo, Utah-based company, for the following consideration:

•	$13.3 million in net cash and acquisition costs, plus

•	Additional consideration in the form of a contingent earnings-based cash incentive payment of up to $13.5 million payable over two years.

The additional consideration consists of two components: (i) a contingent earnings-based payment to the original stockholders (“earn-out consideration”) and (ii) a contingent earnings-based payment to certain employees (“retention consideration”). These amounts are payable by us with respect to the years 2003 and 2004. We shall have no obligation with respect to a year, however, in the event that Enhance Interactive’s earnings before taxes, excluding stock-based compensation and amortization of intangibles relating to the acquisition (“earnings before taxes”) do not exceed $3.5 million for that calendar year. The threshold determination is calculated separately for each of the calendar years 2003 and 2004. At March 31, 2003, in consideration of the assessed probability, no amounts were accrued for the acquisition-related retention consideration. For the 2003 calendar year, the total Enhance Interactive earnings-based payment obligation was approximately $3.5 million.

The contingent payment of earn-out consideration, payable to the original stockholders of Enhance Interactive, is calculated based on the formula of 69.44% of earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $12.5 million in aggregate. This payment obligation for each year is conditioned on Enhance Interactive meeting the earnings threshold described above. To the extent we make any payments under this obligation, we have and will account for such amounts as additional goodwill. For the 2003 calendar year, the earn-out consideration was approximately $3.2 million.

The contingent payment of retention consideration, payable to certain employees of Enhance Interactive, is calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $1 million in aggregate. This payment obligation for each year is also conditioned on Enhance Interactive meeting the earnings threshold described above. To the extent we make any payments under this obligation, we have and will account for such amounts as compensation. For the 2003 calendar year, the retention consideration was approximately $283,000 and recorded as compensation. For the quarter ended March 31, 2004, we recorded an additional $133,000 in retention consideration as compensation for such period, although the actual amounts for the calendar year 2004 have not yet been determined.

In connection with this acquisition, we also issued nonqualified stock options to certain employees of Enhance Interactive, subject to their continued employment, to purchase up to an aggregate of 1,250,000 shares of our Class B common stock with an exercise price per share of $0.75.

The Enhance Interactive operations were consolidated in our results from the acquisition date of February 28, 2003 and have had a substantial impact on our results.

TrafficLeader. In October 2003, we acquired TrafficLeader, a Eugene, Oregon-based company, for the following consideration:

•	$3.2 million in net cash and acquisition costs; plus

•	425,000 shares of Class B common stock with a redemption right that required us to buy back the 425,000 shares for $8 per share, but only at the election of seventy-five percent of the holders in the event we had not completed a firm commitment initial public offering with gross proceeds of at least $20 million prior to October 24, 2005; plus

•	137,500 shares of restricted Class B common stock which will vest over a three-year period in installments of 16.67% after each six month period during that term; plus

•	Additional consideration in the form of a contingent revenue-based cash incentive payment of up to $1 million.

With respect to the second and third components, the total value of the shares and the redemption right was recorded at $3.9 million.

Of the 137,500 restricted shares, 108,432 were issued to employees of TrafficLeader valued at $732,000, which amount will be recorded as compensation expense over the associated employment period in which these shares vest.

In the event on or prior to December 31, 2004, there is a change of control of TrafficLeader or of us, or both TrafficLeader’s CEO and CTO either resign for good reason or are terminated without cause, or we take any action prior to the end of December 31, 2004, which makes it impractical to calculate or reconstruct the earn out obligation, we will be obligated to pay the full amount of the $1 million contingent payment obligation.

Consolidated Statements of Operations

Our consolidated statements of operations and cash flows have been presented for the periods January 17, 2003 (inception) to March 31, 2003 and the quarter ended March 31, 2004. Business planning and other activities related to our business began in late 2002. We were organized and incorporated in Delaware in January 2003. Included in the results of operations subsequent to our incorporation in January 2003 are reimbursements to certain founding officers for approximately $86,000 in general and administrative pre-incorporation costs. Included in property and equipment are purchases from certain of our founding officers of approximately $62,000 for the carrying value of the assets.

The assets, liabilities and operation of Enhance Interactive and TrafficLeader are included in our consolidated financial statements since the date of their respective acquisitions in February and October 2003. All significant inter-company transactions and balances have been eliminated in consolidation. Our purchase accounting resulted in all assets and liabilities from our acquisitions of Enhance Interactive and TrafficLeader being recorded at their estimated fair values on their respective acquisition dates. For the period of February 28 through December 31, 2003 and October 24, 2003 through December 31, 2003, all goodwill, intangible assets and liabilities resulting from the respective Enhance Interactive and TrafficLeader acquisitions have been recorded in our financial statements. Accordingly, our consolidated financial results for periods subsequent to the acquisition of Enhance Interactive are not comparable to the financial statements of Enhance Interactive presented for prior periods. The consolidated statements of operations and cash flows reflecting Enhance Interactive’s historical results have been presented for the period from January 1, 2003 through February 28, 2003.

eFamily and its wholly-owned subsidiary Enhance Interactive are described as Enhance Interactive in this Management’s Discussion and Analysis. In the accompanying condensed consolidated financial statements, the statements of operations, stockholders’ equity, and cash flows reflecting Enhance Interactive results have been presented as the “Predecessor” for the period of January 1, 2003 to February 28, 2003.

Presentation of Financial Reporting Periods

For purposes of our discussion, we have included the results of operations of the Predecessor, Enhance Interactive. The comparative periods presented are the combined periods of January 17, 2003 (inception) to March 31, 2003 and Enhance Interactive’s results from January 1, 2003 to February 28, 2003 (2003 period) compared to the quarter ended March 31, 2004 (2004 period). Included in the 2003 period are the overlapping operating activities of Enhance Interactive and our operating activities for the period of January 17, 2003 (inception) through February 28, 2003. During January 17, 2003 (inception) through February 28, 2003, we were involved in business and product development, as well as financing and acquisition initiatives and accordingly, our activities were different from the operating activities of Enhance Interactive.

Revenue

We currently generate revenue through our operating businesses. The primary revenue, amounting to greater than 91% in all periods presented, are performance-based advertising services, which include pay-per-click listings and paid inclusion. The secondary sources of revenue, amounting to less than 9% in all periods presented, are the search marketing services, which include advertising campaign management, conversion tracking and analysis and search engine optimization. We generally recognize revenue upon completion of our performance obligation, provided that: (i) evidence of an arrangement exists; (ii) the arrangement fee is fixed and determinable; and (iii) collection is reasonably assured. We have no barter transactions.

In providing pay-per-click advertising services primarily via Enhance Interactive, we generate revenue when we deliver qualified click-throughs to our merchant advertisers. These merchant advertisers pay us a designated transaction fee for each click-through, which occurs when an online user clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites and other targeted Web-based content.

In our paid inclusion services delivered primarily via TrafficLeader, merchant advertisers pay for their Web pages and product databases to be crawled, or searched, and included within search engine and product shopping engine results. Generally, the paid inclusion results are presented separately on a Web page from the pay-per-click listings. For this service, revenue is generated when an online user clicks on a paid inclusion listing within search engine and product shopping engine results. The placement of a paid inclusion result within search engine results is largely determined by its relevancy, as determined by the search engine partner.

Merchant advertisers also pay us for our search marketing services and tools, primarily delivered by TrafficLeader. Merchant advertisers pay us additional fees for such services as advertising campaign management, conversion tracking and analysis, and search engine optimization. Merchant advertisers generally pay us on a click-through basis, although in certain cases we receive a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select merchant advertisers, primarily through Enhance Interactive. We may also charge initial set-up or inclusion fees as part of our services. Revenue from these collective services accounted for less than 9% of total revenue in all periods presented.

Banner advertising revenue (generated by Enhance Interactive) is primarily based on a fixed fee-per-click and recognized on click-through activity. In limited cases, banner payment terms are volume-based with revenue recognized when impressions are delivered.

Non-refundable account set-up fees are paid by merchant advertisers and are recognized ratably over the longer of the term of the contract or the average expected merchant advertiser relationship period, which generally ranges between twelve months to more than two years.

Other inclusion fees are generally associated with monthly or annual subscription-based services where a merchant advertiser pays a fixed amount to be included in our index of listings, or our distribution partners’ index of listings. These subscription arrangements are recognized ratably over the service period.

We enter into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our merchant advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount per click-through on these listings. The level of click-throughs contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. Our growth will be impacted by our ability to increase our distribution, which impacts the number of Internet users who have access to our merchant advertisers’ listings and the rate at which our merchant advertisers are able to convert clicks from these Internet users into completed transactions, such as a purchase or sign up. Our growth also depends on our ability to continue to increase the number of merchant advertisers who use our services and the amount these merchant advertisers spend on our services.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular it is difficult to project the number of click-throughs we will deliver to our merchant advertisers and how much merchant advertisers will spend with us, and even more difficult to anticipate the average revenue per click-through.

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results.

Service Costs

Service costs include network operations and customer service costs that consist primarily of costs associated with serving our search results, maintaining our Web sites, credit card processing fees, network fees, fees paid to outside service providers, and customer services. Customer service and other costs associated with providing our performance-based advertising and search marketing services and maintaining our Web site include depreciation of Web site and network equipment, colocation charges of our Web site equipment, bandwidth, and software license fees, salaries of related personnel, stock-based compensation and amortization of intangible assets.

Service costs also include user acquisition costs that relate primarily to payments to our distribution partners for access to their user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their sites and indexes. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per click-through. Other economic structures that to a lesser degree exist include:

•	fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid click-throughs; and

•	a combination arrangement with both fixed and variable amounts.

We expense user acquisition costs under two methods: agreements with fixed payments are generally expensed at the greater of pro-rata over the term the fixed payment covers; or usage delivered to date divided by the guaranteed minimum amount of usage delivered.

Agreements with variable payment based on a percentage of revenue, number of paid click-throughs or other metric are generally expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Sales and Marketing

Sales and marketing expense consists primarily of payroll and related expenses for personnel engaged in marketing and sales functions; advertising and promotional expenditures; and cost of systems used to sell to and serve advertisers.

Product Development

Product development costs consist primarily of expenses incurred in the research and development, creation and enhancement of our Internet site and services. Research and development expenses include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the services. For the periods presented, substantially all of the product development expenses are research and development.

Product development costs are expensed as incurred or capitalized into property and equipment in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, bad debt provision, facilities, professional services (including legal and insurance), and other general corporate expenses.

Acquisition-Related Retention Consideration

Acquisition-related retention consideration results from the contingent, earnings-based payment obligation to certain employees of Enhance Interactive for each of the calendar years 2003 and 2004, pursuant to the terms of the merger agreement. See subsection “Acquisitions” above. We shall have no obligation with respect to a year in the event that Enhance Interactive’s earnings before taxes do not exceed $3.5 million for that calendar year. The threshold determination is calculated separately for each of the calendar years 2003 and 2004.

The contingent payment obligation is calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $1 million in the aggregate. To the extent we make any payments under this obligation, we will account for such amounts as compensation. For the 2003 calendar year, the retention consideration was approximately $283,000 and recorded as compensation. For the quarter ended March 31, 2004, we recorded an additional $133,000 in retention consideration as compensation for such period, although the actual amounts for the calendar year 2004 have not yet been determined.

Stock-Based Compensation

Stock-based compensation consists of the following:

•	the intrinsic value of employee option and restricted stock issuance where the fair market value of the underlying stock exceeded the exercise price on the date of the grant;

•	the fair value of non-employee option issuances; and

•	the amount by which the fair market value of our Class B common stock exceeded the exercise price at the end of the period for certain options. We used variable accounting for options to purchase 125,000 shares of our Class B common stock that are issued under our Stock Incentive Plan. These options were being held in escrow as security for the indemnification obligations under the Enhance Interactive merger agreement, and were subject to forfeiture. We accounted for them as variable awards until the expiration of the agreed-upon escrow period on February 28, 2004.

Amortization of Intangibles

Amortization of identifiable intangible assets relates to intangible assets identified in connection with the purchase of Enhance Interactive and TrafficLeader. Intangible assets identified in connection with the purchase of Enhance Interactive were valued at $8.4 million at the February 28, 2003 acquisition date. Intangible assets identified in connection with the purchase of TrafficLeader were valued at $1.3 million at the October 24, 2003 date of acquisition. The intangible assets have been identified as non-competition agreements, trade and domain names, distributor relationships, and merchant advertising customer base relationships and acquired technology. These assets are amortized over useful lives ranging from 12 to 42 months.

Provision for Income Taxes

For income tax purposes, we utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

As of March 31, 2004, we had net operating loss carryforwards of $1.8 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of net operating loss (NOL) and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.8 million of carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock

Holders of Series A redeemable convertible preferred stock were entitled to receive annual cumulative dividends at the per annum rate of 8% of the original purchase price per share when and if declared by the board of directors. Upon conversion of the Series A redeemable convertible preferred stock in connection with the closing of our IPO in April 2004, all accumulated and unpaid dividends on the Series A redeemable convertible preferred stock, whether or not declared, since the date of issue up to and including the conversion date, were forgiven.

Prior to the conversion of the Series A redeemable preferred stock, we accounted for the difference between the carrying amount of the redeemable preferred stock and the redemption amount by increasing the carrying amount for periodic accretion using the interest method, so that the carrying amount was equal to the redemption amount at the earliest redemption date. All 6,724,063 shares of Series A redeemable convertible preferred stock converted into 6,724,063 shares of Class B common stock upon the closing of the IPO in April 2004.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the period indicated. The operating results for the period of January 17 (inception) to March 31, 2003 and the period of January 1, 2003 to February 28, 2003 and the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to March 31, 2003	Quarter ended March 31, 2004
Revenue	100.0%	100.0%	100.0%

Expenses:
Service costs	56.4%	51.5%	62.9%
Sales and marketing	11.9%	12.5%	13.3%
Product development	4.7%	6.1%	6.7%
General and administrative	7.6%	24.9%	9.1%
Acquisition-related retention consideration	—	—	1.7%
Facility relocation	—	—	3.0%
Stock-based compensation	1.3%	41.4%	4.7%
Amortization of intangible assets	—	16.9%	13.6%

Total operating expenses	81.9%	153.3%	115.0%

Income (loss) from operations	18.1%	(53.3)%	(15.0)%

Other income:
Interest income	—	0.2%	0.1%
Interest expense	—	—	—
Adjustment to fair value of redemption obligation	—	—	0.7%
Other	—	—	—

Total other income	—	0.2%	0.8%

Income (loss) before provision for income taxes	18.1%	(53.1)%	(14.2)%
Income tax expense (benefit)	7.3%	(18.8)%	(0.7)%

Net income (loss)	10.8%	(34.3)%	(13.5)%

Accretion to redemption value of redeemable convertible preferred stock	—	6.9%	5.3%

Net income (loss) applicable to common stockholders	10.8%	(41.2)%	(18.8)%

Comparison of the combined periods of January 17 (inception) to March 31, 2003, and January 1, 2003 to February 28, 2003 (2003 period) to the quarter ended March 31, 2004 (2004 period).

Revenue. Revenue increased 59%, from $4.8 million in the 2003 period to $7.6 million in the 2004 period. This increase was primarily attributable to an increase in performance-based advertising services from $4.5 million in the 2003 period to $7.2 million in the 2004 period. Of this $2.7 million increase, 31% related to an increase in the number of merchant advertisers, while 69% related to an increase in the average revenue per merchant advertiser.

We believe the increase in revenue is primarily a result of the growth of our existing distribution partners, the increased number of searches and the resulting click-throughs performed by users of our service, and the addition of new distribution partners and merchant advertisers. The number of our distribution partners increased from approximately 380 in March 2003 to approximately 410 in March 2004. We also believe the foregoing factors, combined with our sales efforts and improved operational controls, have contributed to an increase in the number of merchant advertisers. The increase in revenue in the 2004 period is also attributable to the acquisition of TrafficLeader in October 2003, which added 11 unique distribution partners and more than 280 merchant advertisers as of such acquisition in October 2003. TrafficLeader’s operating results were included as of the acquisition date of October 24, 2003.

Our growth rate will depend in part on our ability to increase the number of click-throughs performed by users of our service, primarily through our distribution partners. If we do not renew our distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our growth rate will also depend in part on our ability to increase the number and volume of transactions with merchant advertisers. We believe this is dependent in part on delivering high quality traffic that ultimately results in purchases or conversions for our merchant advertisers.

Expenses

Service Costs. Service costs increased 83% from $2.6 million in the 2003 period to $4.8 million in the 2004 period. The net increase was mainly attributable to an increase in payments to distribution partners of $1.7 million, an increase in credit card processing fees of $33,000, an increase in personnel costs of $264,000, an increase in technology and licensing costs of $78,000, and an increase in facility and other costs of $96,000. Approximately $1.6 million of the increase in service costs was attributable to the October 2003 acquisition of TrafficLeader for the quarter ended March, 31, 2004. This net increase related to a greater number of searches, an increase in database and hardware capacity requirements as a result of an increase in our distribution partner base and corresponding number of searches, an increase in the number of personnel required to support our services and increased fees paid to outside service providers. Service costs represented 55% of revenue in the 2003 period and 63% of revenue in the 2004 period. As a percentage of revenue, the increase in service costs for the 2004 period compared to the 2003 period was primarily a result of increased additional fixed costs for network operations incurred in anticipation of additional expansion and the impact as a percentage of revenue from the service cost level from the October 2003 acquisition of TrafficLeader. TrafficLeader’s service costs were 76% of TrafficLeader revenue for the quarter ended March 31, 2004. Since TrafficLeader’s user acquisition costs are higher as a percentage of revenue than Enhance Interactive, to the extent that TrafficLeader’s operations make up a larger percentage of future operations, we expect that service costs will increase as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars, since we anticipate expanding our operations.

Sales and Marketing. Sales and marketing expense increased 74% from $580,000 in the 2003 period to $1,010,000 in the 2004 period. As a percentage of revenue, sales and marketing expenses were 12% in the 2003 period and 13% in the 2004 period. The increase in dollars was primarily related to an increase in personnel costs of $295,000 primarily related to an increase in the number of employees. For the quarter ended March 31, 2004, $108,000 in personnel costs related to TrafficLeader. The remaining increase is related to increases in outside marketing activities, rent, travel and other operating costs arising from operations in multiple jurisdictions. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities.

Product Development. Product development expenses increased 103% from $249,000 in the 2003 period to $506,000 in the 2004 period. As a percentage of revenue, product development expenses were 5% in the 2003 period and 7% in the 2004 period. The increase was primarily due to an increase in personnel costs of $207,000, primarily due to an increase in the number of employees, including $62,000 resulting from TrafficLeader for the quarter ended March 31, 2004, and rent and other operating expenses of $49,000 arising from operations in multiple jurisdictions. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses increased 5% from $662,000 in the 2003 period to $695,000 in the 2004 period. As of percentage of revenue, general and administrative expenses were 14% in the 2003 period and 9% in the 2004 period. The net increase in the dollars was primarily due to an increase in personnel costs of $290,000, a decrease in professional fees of $196,000, a decrease in travel of $26,000, an increase in insurance of $20,000, and a decrease in bad debt expense of $48,000. Many of these costs in the 2004 period result from operating in multiple jurisdictions commencing in 2003 and increased operating activity, including the acquisition of TrafficLeader in October 2003. As a percentage of revenue, the decrease in general and administrative expenses in the 2004 period compared to the 2003 period was primarily as a result of a decrease in professional fees and the allocation of general and administrative expenses over a larger revenue base. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

Acquisition-Related Retention Consideration. Acquisition-related retention consideration increased from zero in the 2003 period to $133,000 in the 2004 period. During the 2004 period, the components of acquisition-related retention consideration were estimated based on forecasts of the Enhance Interactive earn-out calculations. Estimated allocations were made as follows: service costs of $16,000, sales and marketing of $45,000, product development of $49,000, and general and administrative of $23,000. The acquisition–related retention consideration was calculated as part of the contingent, earnings-based payment obligation to certain employees of Enhance Interactive and is equal 5.56% of Enhance Interactive’s earnings before taxes in excess of $3.5 million for the 2004 period of which $133,000, including $13,000 of employer-related payroll taxes, has been recorded in 2004. One-fourth of the annual estimated acquisition-related retention consideration was recorded in the 2004 period. We will account for any payment amount as compensation. The acquisition-related retention consideration for the calendar years 2003 and 2004 is subject to an aggregate maximum of $1 million. With respect to the calendar year 2003, in April 2004, we paid a total of $283,000, which included $24,000 of employer-related payroll taxes.

Facility Relocation. As part of our anticipated expansion, in March 2004, we entered into a sublease agreement for new office facilities in Seattle, Washington, and we relocated from our original office facilities also located in Seattle, Washington. The remaining lease obligations for the original facilities extend through June 30, 2006 and totaled $282,000 as of March 31, 2004. In March 2004, we accrued lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Stock-Based Compensation. The amortization of stock-based compensation decreased 52% from $750,000 in the 2003 period to $361,000 in the 2004 period. During the 2003 period, the components of stock-based compensation were sales and marketing of $130,000, product development of $107,000 and general and administrative of $513,000. The 2003 period amount related primarily to the vesting of stock options granted to employees in which the exercise price was less than the fair market value at the date of grant. The 2003 period also includes $223,000 of stock-based compensation for 125,000 options issued that were held in escrow as security for the indemnification obligations under the Enhance Interactive merger agreement. These options were subject to forfeiture, until the expiration of the escrow period which was February 28, 2004. Accordingly, we have accounted for these options as variable awards. Under variable plan accounting, compensation expense is measured quarterly as the amount by which the fair market value of the shares of our Class B common stock covered by the option grant exceeds the exercise price and is recognized over the option’s vesting period. Increases or decreases in the fair market value of our Class B common stock between the date of grant and the date of exercise result in a corresponding increase or decrease in the measure of compensation expense. During the 2004 period, the components of stock-based compensation were service costs of $4,000, sales and marketing of $68,000, product development of $22,000 and general and administrative of $267,000. Amounts in the 2004 period related primarily to the vesting of stock options granted to employees in which the exercise price was less than the fair market value at the date of grant and $149,000 related to restricted stock issued to employees for future services in connection with the acquisition of TrafficLeader.

Amortization of Intangibles. Intangible amortization expense increased from $290,000 in the 2003 period to $1.0 million in the 2004 period as a result of amortizing identifiable intangibles associated with the purchase of Enhance Interactive and TrafficLeader. During the 2003 period, the components of amortization of intangibles were service costs of $215,000, sales and marketing of $29,000 and general and administrative of $46,000. During the 2004 period, the components of amortization of intangibles were service costs of $735,000, sales and marketing of $163,000 and general and administrative of $138,000. Our purchase accounting resulted in all assets and liabilities from our acquisition of Enhance Interactive and TrafficLeader being recorded at their estimated fair values on the acquisition dates of February 28, 2003 and October 24, 2003, respectively. For the period from February 28, 2003, through March 31, 2004, all goodwill, identifiable intangible assets and liabilities resulting from the Enhance Interactive and TrafficLeader acquisitions have been recorded in our financial statements. The identified intangibles amounted to $9.7 million and are being amortized over a range of useful lives of 12 to 42 months. Our consolidated financial results for periods subsequent to the acquisition of Enhance Interactive are not comparable to the financial statements of Enhance Interactive presented for prior periods. We may acquire identifiable intangible assets as part of future acquisitions and if so, we expect that our intangible amortization will increase in absolute dollars.

Other Income. Other income increased from $5,000 in the 2003 period to $70,000 in the 2004 period. Interest income and the adjustment to the fair value of the TrafficLeader redemption obligation account for primarily all of the increase. Interest income increased from $5,000 in the 2003 period to $11,000 in the 2004 period due to an increase in the average cash balance for the period resulting from the Series A redeemable convertible preferred stock financing.

The adjustment to fair value of the redemption obligation went from zero in the 2003 period to $55,000 in 2004. As of the date of acquisition of TrafficLeader, a redemption obligation was recorded at fair value in the amount of $81,000. The $55,000 adjustment reflects the decrease in fair value of the redemption obligation to $0 as of March 31, 2004 as this obligation was eliminated upon the closing of the IPO on April 5, 2004.

Income Taxes. The income tax benefit decreased from $99,000 in the 2003 period to $54,000 in the 2004 period. The 2003 period effective tax rate benefit of 28% differed from the expected effective rate of 34% primarily due to state income taxes and non-deductible stock compensation amounts. The income tax effective rate was 5% in the 2004 period. This differed from the expected rate of 34% primarily due to state income taxes and non-deductible stock compensation amounts. The periods were also impacted by the following factors:

•	On February 28, 2003, and October 24, 2003 in connection with the purchase accounting for the respective acquisitions of Enhance Interactive and TrafficLeader, we recorded net deferred tax liabilities in the amount of approximately $3.5 million, including $479,000 associated with the acquisition of TrafficLeader, relating to the difference in the book basis and tax basis of its assets and liabilities.

•	Approximately $3.6 million of these deferred tax liabilities, including $479,000 associated with the acquisition of TrafficLeader, related to the book basis versus tax basis of the identifiable intangible assets in the acquisitions totaling approximately $9.7 million.

During the period from January 1, 2003 through February 28, 2003, as a result of a tax deduction from stock option exercises, Enhance Interactive recognized a tax-effected benefit of approximately $231,000, which was recorded as a credit to additional paid in capital.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock. The accretion to redemption value of preferred stock was $119,000 in the 2003 period and $403,000 in the 2004 period. The accretion to the redemption value recorded during the 2004 period is based upon 6,724,063 Series A Preferred shares outstanding as of March 31, 2004 with a dividend rate of 8% per annum. All 6,724,063 shares of Series A redeemable convertible preferred stock converted into 6,724,063 shares of Class B common stock upon the closing of the IPO on April 5, 2004.

Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders increased from $375,000 in the 2003 period to $1,426,000 in the 2004 period. The increase was primarily attributable to an increase of $745,000 in amortization of intangible assets and an increase of $133,000 in acquisition-related retention consideration and approximately $230,000 related to the facility relocation.

Operating Income before Amortization. Our management believes that certain non-GAAP measures, which are calculated and presented on the basis of methodologies other than in accordance with generally accepted accounting principles (GAAP), are helpful, when presented in conjunction with comparable GAAP measures. The non-GAAP measures are not meant to replace or supercede the GAAP measures, but rather to supplement the information to present to the readers of the financial statements the same information as management considers in assessing the results of operations and performance.

When presenting non-GAAP measures we will present a reconciliation of the most directly comparable GAAP measure. These non-GAAP measures are consistent with how management views the results of operations in assessing performance.

We report operating income before amortization (OIBA) that is a supplemental measure to GAAP. OIBA represents income (loss) from operations before (1) stock-based compensation expense and (2) amortization of intangible assets. It is one of the primary metrics by which we evaluate the performance of our business. Additionally, management uses adjusted OIBA which excludes both the acquisition-related retention consideration, as we view this as part of the earn-out incentives related to the Enhance transaction, and a facility relocation expense. Both of these items are viewed as non-recurring in nature with the facility relocation expense recognized in the first quarter of 2004 and the earn-out consideration relating to calendar year 2004. We refer to adjusted OIBA to facilitate accurate comparisons to our historical operating results, in making operating decisions, for internal budget planning, and in some cases to form the basis upon which management is evaluated. Management believes that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, and should not be considered in isolation, as a substitute for or superior to GAAP results. We believe these measures are useful to investors because it represents our consolidated operating results, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of certain other non-cash and non-recurring expenses.

OIBA and adjusted OIBA have certain limitations in that they do not take into account the impact to our statement of operations of certain expenses, including non-cash stock-based compensation associated with our employees, acquisition-related accounting and facility relocation amounts. We endeavor to compensate for the limitations of these non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and detailed descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

The following are non-cash expenses that are excluded from our non-GAAP measures:

•	stock-based compensation consists of restricted stock and options expense, which relates mostly to restricted stock and options issued in connection with acquisitions. We view this expense as part of transaction costs which are not paid in cash. Stock-based compensation also includes the expense of associated with certain employee stock options where on the date of grant the fair value of the underlying stock exceeded the exercise price.

•	Amortization of intangible assets is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as distribution partner relationships and merchant advertiser customer relationships are valued and amortized over their estimated lives. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that since intangibles represent costs incurred by the acquired company to build value prior to the acquisition, they were part of the transaction costs and will not be replaced with cash costs when the intangibles are fully amortized.

The following is a reconciliation of income (loss) from operations and net income (loss) applicable to common stockholders to the non-GAAP measure of operating income before amortization for the period of January 1, 2003 to February 28, 2003, the period of January 17, 2003 (inception) to March 31, 2003 and for the quarter ended March 31, 2004.

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to March 31, 2003	Quarter ended March 31, 2004
Operating income before amortization	$594,053	86,172	248,686
Stock-based compensation	(38,981)	(710,991)	(360,764)
Amortization of intangible assets	—	(290,087)	(1,034,868)

Income (loss) from operations	555,072	(914,906)	(1,146,946)

Other income:
Interest income	1,529	3,092	11,016
Interest expense			(325)
Adjustment to fair value of redemption obligation	—	—	55,250
Other	—	—	3,644

Total other income	1,529	3,092	69,585

Income (loss) before provision for income taxes	556,601	(911,814)	(1,077,361)
Income tax expense (benefit)	224,082	(323,092)	(53,700)

Net income (loss)	332,519	(588,722)	(1,023,661)

Accretion to redemption value of redeemable convertible preferred stock	—	119,081	402,679

Net income (loss) applicable to common stockholders	$332,519	(707,803)	(1,426,340)

Operating income before amortization decreased from $680,000 in the 2003 period to $249,000 in the 2004 period. The decrease in OIBA was primarily attributable to an increase in the acquisition-related retention consideration of $133,000 and an increase in facility relocation costs of $230,000.

Liquidity and Capital Resources

We have financed our company through the private sales of Marchex securities in January through May of 2003, which resulted in total proceeds of approximately $20.3 million. Primarily from such proceeds, we have funded our business operations and the acquisitions of Enhance Interactive and TrafficLeader. The acquisition of Enhance Interactive amounted to $13.3 million in net cash consideration and the acquisition of TrafficLeader amounted to $3.2 million in net cash consideration. As of March 31, 2004, we had cash and cash equivalents of $6.5 million. As of March 31, 2004, we had contractual obligations of $3.1 million of which $2.9 million is for rent under our facility leases. As of March 31, 2004, we had $21.8 million outstanding of Series A redeemable convertible preferred stock which on April 5, 2004, converted into Class B common stock and are now included as components of stockholders’ equity.

On April 5, 2004, we completed an IPO of 4.6 million shares of Class B common stock. The proceeds received in the second quarter of fiscal 2004 from the stock offering, net of cash offering expenses, were $27.2 million. Proceeds have been or will be used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations and working capital and other general corporate purposes.

Net cash flow provided by operating activities was $996,000 in the 2003 period and $1.1 million for the 2004 period. Cash was provided primarily from net income (losses) offset by non-cash amounts including depreciation and amortization of identifiable intangibles and stock-based compensation. The TrafficLeader acquisition contributed limited net cash flow to operations. Enhance Interactive working capital cash flows contributed to cash provided by operations, in large part as a result of the advance payment structure in place for most advertisers. With respect to most of these merchant advertisers, we receive payment for pay-per-click advertising services prior to our delivery of click-through occurs. Our corresponding payments to the distribution partners who provide placement for the listings are generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the 2003 period.

Nearly all of the TrafficLeader merchant advertisers are billed on a monthly basis following the month of our click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. Merchant advertiser’s payments are generally received one to two weeks following payment to the distribution partners. We expect that in the future periods, if the paid inclusion services provided by TrafficLeader accounts for a greater percentage of our operating activity, working capital requirements will increase as a result.

Net cash flow used in investing activities was $13.5 million for the 2003 period and $237,000 for the 2004 period. Cash flow used in investing activities includes capital expenditures for property and equipment and the acquisition of Enhance Interactive for $13.3 million in February 2003. As a result of the Enhance Interactive and TrafficLeader acquisitions, we increased our property and equipment purchases for items such as network equipment and software, furniture, software and equipment for our personnel, and systems used to sell to and serve merchant advertisers. Purchases of property, plant and equipment for the period following the Enhance Interactive acquisition date of February 28, 2003 through March 31, 2004 totaled $641,000. As our operations increase, we expect property and equipment purchases will increases as we continue to invest in equipment and software for our systems and personnel.

Net cash flow provided by financing activities was $17.6 million in the 2003 period and net cash flow used in financing activities was $357,000 for the 2004 period. Cash flows from financing activities for the 2003 period relate to proceeds from employees exercising stock options and proceeds from the sale of Class A and Class B common stock and Series A redeemable convertible preferred stock in the aggregate amount of $17.6 million. Cash flow used in financing activities in the 2004 period relate primarily to payments made for IPO expenses.

For calendar 2003, the total aggregate Enhance Interactive contingent, earnings-based payment obligation was approximately $3.5 million. This payment obligation includes the earn-out consideration of approximately $3.2 million and the retention consideration of approximately $283,000, for the 2003 period. These amounts were paid in April 2004.

For purposes of the calculations of the contingent earnings and revenue-based payment obligations for Enhance Interactive and TrafficLeader, we have allocated revenue based on the source of revenue. We attribute revenue from products and services originating with Enhance Interactive to Enhance Interactive, and likewise we attribute revenue from products and services originating with TrafficLeader to TrafficLeader. Consistent with that approach, we allocate revenues based on origination of merchant advertiser and distribution partner relationships and agreements.

Future contingent earnings-and revenue-based payment obligations related to Enhance Interactive and TrafficLeader acquisitions, which will be determined in early 2005 for the 2004 calendar year, could significantly impact our cash flows and could significantly reduce our available cash and cash equivalents balances. These payment obligations are still subject to the aggregate maximums of $13.5 million for Enhance Interactive for the calendar years 2003 and 2004 and $1 million for TrafficLeader for the calendar year 2004. With respect to the calendar year 2003 for Enhance Interactive, in April 2004 we paid a total of $3.5 million.

The following table summarizes our contractual obligations as of March 31, 2004, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Total		less than 1 year		1-3 years	4-5 years	After 5 years
Contractual Obligations:
Operating leases		$3,077,000		632,000	1,534,000	911,000	—
Series A redeemable convertible preferred stock (A)		34,800,000		—	—	—	34,800,000
Earn-out obligation associated with Enhance Interactive (B)		Up to 13,500,000		Up to 13,500,000	—	—	—
Class B common stock subject to put redemption right (C)		3,400,000		3,400,000	—	—	—
Earn-out obligation associated with Acquisition of TrafficLeader (D)	Up to $	1,000,000	Up to $	1,000,000	—	—	—

Total Contractual Obligations	$	Up to $55,777,000		Up to 18,532,000	1,534,000	911,000	34,800,000

(A)	The Series A redeemable convertible preferred stock has redemption rights that were eliminated upon the automatic conversion of the preferred stock into Class B common stock upon completion of the IPO, which occurred on April 5, 2004. Holders of Series A redeemable convertible preferred stock were entitled to receive cumulative dividends at the per annum rate of 8% of the original issue price per share when and if declared by the board of directors. The right to receive the cumulative dividends was eliminated upon the automatic conversion of the preferred stock.

(B)	A contingent, earnings-based payment obligation may be owed to the former shareholders of Enhance Interactive. The payment obligation has two components, which consist of earn-out consideration and retention consideration.

The earn-out consideration is calculated based on the formula of 69.44% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to an aggregate maximum payout cap of $12.5 million. In the event income before taxes does not exceed $3.5 million for 2003 or 2004, then no amount shall be payable for the related period. Any amounts will be accounted for as additional goodwill.

The retention consideration is calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a an aggregate maximum payout cap of $1 million. In the event earnings before taxes do not exceed $3.5 million for 2003 and 2004, then no amount shall be payable for the related period. Any amounts payable will be accounted for as compensation.

Based upon the calculation for calendar year 2003, a $3.5 million payment liability was recorded for total 2003 earnings-based payment obligations and an estimate for the first quarter of 2004 of $133,000 was recorded. These amounts will reduce the maximum aggregate obligation by the same amount.

(C)	In the event we had not completed a firm commitment initial public offering with gross proceeds of at least $20 million prior to October 24, 2005, the shareholders of TrafficLeader had the right to redeem 425,000 shares of Class B common stock for $8 per share (an aggregate redemption of $3.4 million) upon the affirmative vote of 75% of the holders. Upon the closing of the IPO on April 5, 2004, this redemption right was terminated.
(D)	A contingent, revenue-based payment obligation may be owed under the TrafficLeader acquisition agreement. The contingent revenue-based payment is conditioned on TrafficLeader having revenue in excess of $15 million for calendar year 2004. In the event that TrafficLeader meets the minimum revenue threshold, we will be obligated to pay an amount equal to 10% of each dollar in revenue above the $15 million threshold, up to a maximum payout cap of $1 million. Any amount payable will be accounted for as additional goodwill.

In the event on or prior to December 31, 2004, there is a change of control of us or TrafficLeader, or TrafficLeader’s CEO and CTO both either resign for good reason or are terminated without cause, or we take any action prior to the end of December 31, 2004, which makes it impractical to calculate or reconstruct the earn out, we will be obligated to pay the full amount of the $1 million performance-based contingent payment.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of ours cash balances or the incurrence of debt. We have allocated a portion of net proceeds from our offering to fund acquisitions. Furthermore, we expect that future capital expenditures may increase in future periods, particularly if our operating activity increases.

Based on our operating plans, we believe that the proceeds from our offering, together with our existing resources and cash flows provided by operations, will be sufficient to fund our planned operations for at least twelve months. However, additional equity and debt financing may be needed to support our long-term obligations and our company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Critical Accounting Policies

The policies below are critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results.

Our condensed consolidated financial statements have been prepared with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;

•	Goodwill and intangible assets;

•	Stock-based compensation; and

•	Allowance for doubtful accounts and merchant advertiser credits.

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to merchant advertisers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, delivered primarily through Enhance Interactive; and beginning in October 2003, paid inclusion, delivered primarily through TrafficLeader. For these particular services, revenue is recognized upon a user’s click-through of a merchant advertiser listing within our network. Each click-through represents a completed transaction.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines and other Web sites on which we include our merchant advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the merchant advertiser. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from merchant advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the merchant advertiser.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

We apply the provisions of the Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (SFAS 144).

Goodwill not subject to amortization is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. To date, no impairment charge has been taken for the goodwill related to our acquisitions of Enhance Interactive or TrafficLeader. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results.

We review our long-lived assets for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.

No impairment of our intangible assets has been indicated to date. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased.

As a result of the significance of the goodwill and intangible asset carrying values, any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Stock-Based Compensation

Our stock-based compensation plan is described more fully in Note 3(b) to the condensed consolidated financial statements. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2000, to account for our employee stock options. Under this method, employee compensation expense is recorded on the date of grant only if the fair market value of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.

As allowed by SFAS 123, we have elected to continue to apply the intrinsic value-based method of accounting described above for options granted to employees, and have adopted the disclosure requirements of SFAS 123. We recognize compensation expense over the vesting period utilizing the accelerated methodology described in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” We account for non-employee stock-based compensation in accordance with SFAS. 123 and EITF No. 96-18.

We used variable plan accounting to account for options to purchase 125,000 shares of our Class B common stock issued under our Stock Incentive Plan that were held in escrow as security for the indemnification obligations under the Enhance Interactive merger agreement. These options were subject to forfeiture, until the expiration of the escrow period which was February 28, 2004, and, accordingly, we were required to record a compensation charge on a quarterly basis, which lowered our earnings. Under variable plan accounting, compensation expense is measured quarterly as the amount by which the fair market value of the shares of our Class B common stock covered by the option grant exceeds the exercise price and is recognized over the option’s vesting period. Increases or decreases in the fair market value of our Class B common stock between the date of grant and the date of exercise result in a corresponding increase or decrease in the measure of compensation expense.

The amount of stock-based compensation to be recognized is derived based upon our determination of the fair value of our Class B common stock. We determine the fair value of our Class B common stock based upon factors, including our operating performance, issuance of our convertible preferred stock, liquidation preferences of our preferred stock, and valuations of other publicly-traded companies.

The amount of compensation expense actually recognized in future periods could be lower than currently anticipated if unvested stock options for which deferred compensation has been recorded are forfeited. In addition, if we used different assumptions to determine the deemed fair value of our common stock, we could have reported materially different amounts of stock-based compensation. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the date of grant. Several companies have recently elected to change their accounting policies and begun to record the fair value of options as an expense. In addition, we understand that discussions of potential changes to applicable accounting standards are ongoing. If we had estimated the fair value of options on the date of grant using a Black-Scholes pricing model, and then amortized this estimated fair value over the vesting period of the options, our net income (loss) would have been adversely affected. See Note 3(b) to our condensed consolidated financial statements for a discussion of how our net income (loss) would have been adversely affected.

Allowance for Doubtful Accounts and Merchant Advertiser Credits

Accounts receivable balances are presented net of allowance for doubtful accounts and merchant advertiser credits. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine our allowance based on analysis of historical bad debts, advertiser concentrations, advertiser creditworthiness and current economic trends. We review the allowance for collectibility on a quarterly basis. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and the potential recovery is considered remote. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required which would result in increased general and administrative expenses in the period such determination was made.

We determine our allowance for merchant advertiser credits and adjustments based upon our analysis of historical credits. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments and estimates.

Risk Factors

Risks Relating to Our Company

Our limited operating history makes evaluation of our business difficult.

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003 and TrafficLeader in October 2003. As a result, we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. Our failure to address these risks and difficulties successfully could seriously harm us.

We may need additional funding to support our operations and capital expenditures, which may not be available to us and which lack of availability could adversely affect our financial condition.

We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and the net proceeds of the IPO. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy, including the possibility of additional acquisitions or internally developed businesses.

We may need additional funding to make payments to the former shareholders of Enhance Interactive and TrafficLeader, which may not be available to us and which lack of availability could adversely affect our financial condition.

In addition, we are obligated to make earnings-based performance payments to the original shareholders and certain employees of eFamily which we acquired in February 2003, together with its direct wholly-owned subsidiary, Enhance Interactive. These payment obligations are calculated based on a percentage of Enhance Interactive’s earnings before taxes excluding stock-based compensation and amortization of intangibles relating to the acquisition for the calendar years 2003 and 2004, according to the terms of the merger agreement, with a maximum aggregate obligation of $13.5 million. For the 2003 calendar year, the total Enhance Interactive earnings-based payment obligation was approximately $3.5 million. We may also be obligated to make revenue-based performance payments to the original shareholders of TrafficLeader, which we acquired in October 2003. If TrafficLeader has revenues in excess of $15 million for 2004, we will be obligated to pay an amount equal to 10% of each dollar in revenue above the $15 million threshold, with a maximum obligation of $1 million. If we are unable to raise sufficient funds in this offering or any subsequent offerings, we may not be able to meet our payment obligations under our acquisition agreements for Enhance Interactive and TrafficLeader, which could have a material adverse effect upon our financial condition.

We have incurred losses since our inception, and we expect our losses to continue for the foreseeable future, which will adversely affect our ability to achieve profitability.

To date, we have incurred net losses since inception and had an accumulated deficit of $4.9 million as of March 31, 2004.

Our net losses are likely to continue for the foreseeable future. Also, our net losses may increase to the extent we increase our sales and marketing activities and acquire additional businesses. These efforts may prove to be more expensive than we currently anticipate, which could further increase our net losses. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

We may make acquisitions, which could divert management’s attention, cause ownership dilution to our stockholders, and be difficult to integrate.

Our business strategy depends heavily upon our ability to identify, structure and integrate acquisitions. Acquisitions, strategic relationships and investments in the technology and Internet sectors involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives. Although many technology and Internet companies have grown in terms of revenue, few companies are profitable or have competitive market share. Our potential strategic acquisition, strategic relationship or investment targets and partners may have histories of net losses and may expect net losses for the foreseeable future.

Acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results and financial condition:

•	we could experience a substantial strain on our resources, including time and money, and we may not be successful;

•	our management’s attention may be diverted from our ongoing business concerns;

•	while integrating new companies, we may lose key executives or other employees of these companies;

•	we could experience customer dissatisfaction or performance problems with an acquired company or technology;

•	we may become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

•	we may incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

The loss of our senior management, including our founding officers, could harm our current and future operations and prospects.

We are heavily dependent upon the continued services of Russell C. Horowitz and John Keister and the other members of our senior management team. We do not have long-term employment agreements with any of the members of our senior management team. Each of these individuals may voluntarily terminate his employment with Marchex at any time upon short notice. Following any termination of employment, each of these employees would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement.

Further, our founding officers together control ninety-seven percent (97%) of the voting power of our issued and outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding officers, for any reason, or any conflict among our founding officers, could harm our current and future operations and prospects.

We may have difficulty attracting and retaining qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

In order to fully implement our business plan, we will need to attract and retain additional qualified personnel. Thus, our success will in significant part depend upon the efforts of personnel not yet identified and upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We are also dependent on managerial and technical personnel to the extent they may have knowledge or information about our businesses and technical systems that may not be known by other personnel in our company. There can be no assurance that we will be able to attract and retain necessary personnel. The failure to hire and retain such personnel could adversely affect the implementation of our business plan.

If we are unable to obtain and maintain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors may also be adversely affected if we experience difficulty in maintaining adequate directors’ and officers’ liability insurance

We may not be able to obtain and maintain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We currently have directors’ and officers’ liability insurance, but we may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our company, which could have a material adverse effect on our operations.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors which could adversely affect our business and the possible listing of our Class B common stock on NASDAQ.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the Securities and Exchange Commission, as well as the adoption of new and more stringent rules by the NASDAQ National Market.

Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the NASDAQ National Market System listing of our shares of Class B Common Stock could be adversely affected.

Risks Relating to Our Business

We are dependent on our distribution partners for a significant portion of our total revenue. A loss of a larger distribution partner or decrease in revenue from a larger distribution partner could adversely affect our business.

We rely primarily on distribution partners to provide us with access to users and consumers. This sector has experienced, and will likely continue to experience, consolidation among the larger distribution partners. This consolidation has reduced the number of partners that control the online advertising outlets with the most user traffic. For example, Yahoo! owns or controls multiple distribution networks and destinations. According to U.S. Bancorp Piper Jaffray in a March 2003 report, Yahoo! Search accounts for twenty-one percent (21%) of the online searches in the United States and Google accounts for thirty-four percent (34%). Certain Yahoo! subsidiaries are among our current distribution partners, and we purchase advertising on Google.

As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of merchant advertisements and cost of placement. Our agreements with large distribution partners contain short-term termination clauses in their favor. We cannot be assured that we will maintain our current agreements with any of these distribution partners. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us. A loss of any of these distribution partners or a decrease in revenue from any one of these distribution partners could have an adverse effect on our revenue and profitability, and the loss of any one large distribution partner could have a material adverse effect on our business, financial condition and results of operations.

We currently have a reliance on certain distribution partners, including Yahoo! and its subsidiaries, to distribute our services. The termination of any of these distribution relationships could have a material adverse effect on our operating results.

We currently have certain distribution partners that deliver a significant percentage of traffic to our merchant listings, in terms of click-throughs. Yahoo!, primarily through its subsidiaries, such as Inktomi and Overture, is the largest distribution partner of our paid inclusion services, and represents more than 20% of our total revenue for the quarter ended March 31, 2004. Prior to this period, for the year ended December 31, 2003, Yahoo! and its subsidiaries represented less than 10% of our total revenue. Existing agreements with certain Yahoo! subsidiaries contain mutual termination clauses and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid click-throughs. We intend to continue devoting resources in support of our Yahoo! relationship, although there are no guarantees that this relationship will remain in place over the short- or long-term.

Currently, many participants in the performance-based advertising and search marketing industries own significant portions of the traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a distribution network to deliver their services. This gives these companies a significant advantage in delivering their services, and with a lesser degree of risk.

If we do not maintain and grow a critical mass of merchant advertisers and distribution partners, the value of our services could be adversely affected.

Our success depends, in part, on the maintenance and growth of a critical mass of merchant advertisers and distribution partners and a continued interest in our performance-based advertising and search marketing services. If our business is unable to achieve a growing base of merchant advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Similarly, if our distribution network does not grow and improve over time, current and prospective merchant advertisers may reduce or terminate their business with us. Any decline in the number of merchant advertisers and distribution partners could adversely affect the value of our services.

We are dependent upon our distribution partners to continue to provide us traffic that our merchant advertisers deem to be of value, and if they do not, it may have a material adverse effect on the value of our services.

We are dependent upon our distribution partners to provide us traffic that our merchant advertisers deem to be of value. We monitor the traffic of our distribution partners in an attempt to optimize the quality of traffic we deliver to our merchant advertisers. We review factors such as non-human processes, including robots, spiders, scripts (or other software), mechanical automation of clicking and other sources and causes of low-quality traffic, including, but not limited to, other non-human clicking agents. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be provided to our merchant advertisers, which, if not contained, may be detrimental to those relationships. Low-quality traffic (or traffic that is deemed to be less valuable by our merchant advertisers) that is provided by our distribution partners may prevent us from growing our base of merchant advertisers and cause us to lose relationships with existing merchant advertisers.

We may be subject to intellectual property claims, which could adversely affect our financial condition and ability to use certain critical technologies, divert our resources and management attention from our business operations and create uncertainty about ownership of technology essential to our business.

Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

For example, Overture Services, a subsidiary of Yahoo!, which operates in certain competitive areas with us, owns a patent (U.S. Patent No. 6,269,361), which purports to give Overture rights to certain bid-for-placement products and pay-per-performance search technologies. Overture is currently involved in litigation with several companies relating to this patent (FindWhat, Google and Lycos). These companies are vigorously contesting Overture’s patent. If we were to acquire or develop a related product or business model that Overture construes as infringing upon the above-referenced patent, then we could be asked to license, re-engineer our product(s) or revise our business model according to terms that may be extremely expensive and/or unreasonable. Additionally, if Overture construes any of our current products or business models as infringing upon the above-referenced patent, then we could be asked to license, re-engineer our product(s) or revise our business model according to terms that could be extremely expensive and/or unreasonable.

Any patent litigation could negatively impact our business by diverting resources and management attention from other aspects of the business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to license the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

We have grown quickly and if we fail to manage our growth, our business will suffer.

We have rapidly expanded our operations and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. If we are unable to manage our growth effectively or if we are unable to successfully integrate any assets, technologies or businesses that we may acquire, our business, financial condition and results of operations could be affected adversely.

Risks Relating to Our Industry

If we are unable to compete in the highly competitive performance-based advertising and search marketing industries, we may experience reduced demand for our products and services.

We operate in a highly competitive environment. We principally compete with other companies in five main areas:

•	sales to merchant advertisers of performance-based advertising;

•	sales to merchant advertisers of paid inclusion services;

•	aggregation or optimization of advertising inventory for distribution through search engines, product shopping engines, directories, Web sites or other outlets;

•	delivery of products and services to end users or customers of merchants at destination Web sites or other distribution outlets; and

•	services that allow merchants to manage their advertising campaigns across multiple networks and track the success of these campaigns.

Although we currently pursue a strategy that allows us to potentially partner with all relevant companies in the industry, there are certain companies in the industry that may not wish to partner with us. Despite the fact that we currently work with several of our potential competitors, there are no guarantees that these companies will continue to work with us in the future.

We currently or potentially compete with a variety of companies, including Decide Interactive, DoubleClick, FindWhat, Google, LookSmart, Microsoft, ValueClick and Yahoo!. We currently have some form of relationship with a majority of these companies. Going forward, however, these companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition. Increased competition is likely to result in a loss of market share, which could seriously harm our revenue and results of operations.

We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the search marketing services industry. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position in the search marketing services industry.

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

•	longer operating histories;

•	more management experience;

•	an employee base with more extensive experience;

•	a better ability to service customers in multiple cities in the United States and internationally by virtue of the location of sales offices;

•	larger customer bases;

•	greater brand recognition; and

•	significantly greater financial, marketing and other resources.

In addition, many current and potential competitors can devote substantially greater resources than we can to promotion, Web site development and systems development. Furthermore, currently and in the future as the use of the Internet and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our services.

If we are not able to respond to the rapid technological change characteristic of our industry, our products and services may not be competitive.

The market for our products and services is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide competitive products and services. We believe that our future success will depend, in part, upon our ability to develop our products and services for both our target market and for applications in new markets. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our products and services obsolete or uncompetitive.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from:

•	fire;

•	floods;

•	network failure;

•	hardware failure;

•	software failure;

•	power loss;

•	telecommunications failures;

•	break-ins;

•	terrorism, war or sabotage;

•	computer viruses;

•	denial of service attacks;

•	penetration of our network by unauthorized computer users and “hackers” and other similar events;

•	natural disaster; and

•	other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. We have deployed firewall hardware intended to thwart hacker attacks. Although we maintain property insurance and business interruption insurance, our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our merchant advertisers and distribution partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and technology platform. If we fail to accomplish these tasks in a timely manner, our business and reputation will likely suffer.

We rely on third party technology, server and hardware providers, and a failure of service by these providers could adversely affect our business and reputation.

We rely upon third party colocation providers to host our main servers. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short term outages in the service maintained by one of our current colocation providers. We also rely on third party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

We may not be able to protect our intellectual property rights, which could result in our competitors marketing competing products and services utilizing our intellectual property and could adversely affect our competitive position.

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, patent and trademark law. To date, we have filed two provisional patent applications with the United States Patent and Trademark Office and may in the future file additional patents with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trade name and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology. Any such failure could have a material adverse effect on our business.

Despite our efforts to protect our proprietary rights, unauthorized parties domestically and internationally may attempt to copy or otherwise obtain and use our services, technology and other intellectual property. We cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchant advertisers.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

We may initiate patent litigation against third parties to protect or enforce our patent rights, and we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the trading price of our Class B common stock.

Our quarterly results of operations might fluctuate due to seasonality, which could adversely affect our growth rate and in turn the market price of our Class B common stock.

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of Internet usage. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and in turn the market price of our Class B common stock.

We are susceptible to general economic conditions, and a down-turn in advertising and marketing spending by merchants could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact merchant-consumer transactions. If there were to be a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including our merchant advertisers and potential merchant advertisers, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, merchant spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

We depend on the growth of the Internet and Internet infrastructure for our future growth and any decrease or less than anticipated growth in Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;

•	failure of the individual networking infrastructures of our merchant advertisers and distribution partners to alleviate potential overloading and delayed response times;

•	a decision by merchant advertisers to spend more of their marketing dollars in offline areas;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

In particular, concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services, especially online commerce. In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease or less than anticipated growth in Internet usage could have a material adverse effect on our business prospects.

We are exposed to risks associated with credit card fraud and credit payment, and we may continue to suffer losses as a result of fraudulent data or payment failure by merchant advertisers.

We have suffered losses and may continue to suffer losses as a result of payments made with fraudulent credit card data. Our failure to control fraudulent credit card transactions adequately could reduce our net revenue and gross margin. In addition, under limited circumstances, we extend credit to merchant advertisers who may default on their accounts payable to us.

Government regulation of the Internet may adversely affect our business and operating results.

Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet. Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state levels are enacting and considering various laws and regulations relating to the Internet. Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. Our business may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.

The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business:

•	The Digital Millennium Copyright Act and its related safe harbors, are intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others.

•	The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children, and they impose additional restrictions on the ability of online services to collect user information from minors.

•	The Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. Many of the services of the Internet are automated and companies, such as ours, may be unknowing conduits for illegal or prohibited materials. It is not known how courts will rule in many circumstances; for example, it is possible that some courts could find strict liability or impose “know your customer” standards of conduct in certain circumstances.

We may also be subject to costs and liabilities with respect to privacy issues. Several Internet companies have incurred costs and paid penalties for violating their privacy policies. Further, it is anticipated that new legislation will be adopted by federal and state governments with respect to user privacy. Such legislation could negatively affect our business.

Additionally, foreign governments may pass laws which could negatively impact our business and/or may prosecute us for our products and services based upon existing laws. Any such prosecution or costs incurred in addressing foreign laws could negatively affect our business.

The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.

Future regulation of search engines may adversely affect the commercial utility of our search marketing services.

The Federal Trade Commission, or FTC, has recently reviewed the way in which search engines disclose paid placements or paid inclusion practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid inclusion is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid placement or paid inclusion listings on search results. Such disclosures if ultimately mandated by the FTC or voluntarily made by us may reduce the desirability of our paid placement and paid inclusion services. We believe that some users will conclude that paid search results are not subject to the same relevancy requirements as non-paid search results, and will view paid search results less favorably. If such FTC disclosure reduces the desirability of our paid placement and paid inclusion services, and “click-throughs” of our paid search results decrease, our business could be adversely affected.

State and local governments may in the future be permitted to levy additional taxes on Internet access and electronic commerce transactions, which could result in a decrease in the level of usage of our services.

In 1998, the federal government imposed a three-year moratorium on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions. This moratorium was extended until November 1, 2003, and has now expired. It is expected that Congress will enter into a several month extension of the moratorium, but such an extension may not be enacted. Unless the moratorium is extended, state and local governments may levy additional taxes on Internet access and electronic commerce transactions. An increase in applicable taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the level of usage of our services.

We may incur liabilities for the activities of users of our service, which could adversely affect our business.

The law relating to the liability of providers of online services for activities of their users and for the content of their merchant advertiser listings is currently unsettled and could damage our business. Our insurance policies may not provide coverage for liability arising out of activities of our users or merchant advertisers for the content of our listings. Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. We may not successfully avoid civil or criminal liability for unlawful activities carried out by consumers of our services or for the content of our listings. Our potential liability for unlawful activities of users of our services or for the content of our listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

Risks Relating To Our Class B Common Stock

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our Class B common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	changes in the market valuations of similar companies; and

•	changes in our industry and the overall economic environment.

In addition, the stock market in general, and the NASDAQ National Market and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our Class B common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not judgment is entered against us, could result in substantial costs and potentially economic loss, and a diversion of our management’s attention and resources, any of which could seriously harm our financial condition. Additionally, there can be no assurance that an active trading market of our Class B common stock will be sustained.

Our founding officers control the outcome of stockholder voting, and there may be an adverse effect on the price of our Class B common stock due to the disparate voting rights of our Class A common stock and our Class B common stock.

Our founding officers beneficially own all of our outstanding shares of Class A common stock, representing 96% of the voting power of all issued and outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founding officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

Further, as long as our founding officers have a controlling interest, they will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, our founding officers will be in a position to continue to control all fundamental matters affecting the Company, including any merger involving, sale of substantially all of the assets of, or change in control of, the Company.

Our founding officers’ ability to control the Company may result in our Class B common stock trading at a price lower than the price at which it would trade if our founding officers did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Our certificate of incorporation, as amended, our by-laws and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Class B common stock. The following are examples of such provisions in our certificate of incorporation, as amended or our by-laws:

•	the authorized number of our directors can be changed only by a resolution of our board of directors;

•	advance notice is required for proposals that can be acted upon at stockholder meetings;

•	there are limitations on who may call stockholder meetings; and

•	our board of directors is authorized, without prior stockholder approval, to create and issue “blank check” preferred stock.

We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock.

We anticipate that we will retain our future earnings, and as a result holders of Class B common stock are not likely to receive dividends.

We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business. Therefore, holders of Class B common stock are not likely to receive dividends in the foreseeable future. In addition, dividends, if and when paid, may be subject to income tax withholding.

Item 3. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our principal executive officer and principal financial officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected.

Part II—Other Information

Item 1. Legal proceedings.

Not applicable with respect to the current reporting period.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

On March 30, 2003, our registration statement on Form SB-2 (No. 333-111096) was declared effective by the Securities and Exchange Commission, pursuant to which we registered 4,000,000 shares of our Class B common stock, and another 600,000 shares subject to the underwriters’ over-allotment option. The shares of Class B common stock registered under the registration statement, not including the 600,000 shares of Class B common stock covered by the over-allotment option were sold at a price of $6.50 per share. The IPO generated gross offering proceeds of approximately $29.9 million. The closing of the IPO, took place on April 5, 2004. The managing underwriters were Sander Morris Harris Inc. and National Securities Corporation. In connection with the IPO, we incurred $1.5 million in underwriting discounts and commissions, and approximately $1.2 million in other cash related expenses. The net proceeds from the IPO, after deducting the foregoing expenses, were approximately $27.2 million. We have used a portion of the net proceeds of the IPO to pay for product and business development, capital expenditures, personnel, facilities and working capital and other general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable with respect to the current reporting period.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable with respect to the current reporting period.

Item 5. Other Information.

Not applicable with respect to the current reporting period.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification of CEO pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

(b)	Reports on Form 8-K:

(i)	Current Report on Form 8-K dated March 30, 2004, furnished to the SEC on March 30, 2004, with respect to the initial public offering of Marchex’s Class B common stock.

(ii)	Current Report on Form 8-K dated May 13, 2004, furnished to the SEC on May 13, 2004, with respect to the announcement of marchex’s financial results for the quarter ended March 30, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCHEX, INC.

By:	/s/ Michael A. Arends
Name:	Michael A. Arends
Title:	Chief Financial Officer (principal accounting officer)

May 17, 2004