Form 10QSB
period 2004-06-30
MARCHEX INC
filed 2004-08-16
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 16, 2004
Class A common stock, par value $.01	11,987,500
Class B common stock, par value $.01	12,941,746

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Marchex, Inc.

Form 10-QSB

		Page
Part I—Financial Information

Item 1.	Financial Statements (unaudited).

	Condensed Consolidated Balance Sheets – June 30, 2004 and December 31, 2003.	3

	Condensed Consolidated Statements of Operations – Period from January 1 to February 28, 2003 (Predecessor Period), period from January 17, 2003 (Inception) to June 30, 2003, six months ended June 30, 2004, and quarter ended June 30, 2004 and 2003 (Successor Periods).	4

	Condensed Consolidated Statements of Cash Flows – Period from January 1 to February 28, 2003 (Predecessor Period), period from January 17, 2003 (Inception) to June 30, 2003, six months ended June 30, 2004 and quarter ended June 30, 2004 and 2003 (Successor Periods).	5

Item 2.	Management’s Discussion and Analysis.	11

Item 3.	Controls and Procedures.	40

Part II—Other Information

Item 1.	Legal Proceedings.	41

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities.	41

Item 3.	Defaults Upon Senior Securities.	41

Item 4.	Submission of Matters to a Vote of Security Holders.	41

Item 5.	Other Information.	42

Item 6.	Exhibits and Reports on Form 8-K.	42

Part I—Financial Information

Item 1. Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2003	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$6,019,119	29,769,037
Accounts receivable, net	1,627,730	2,361,195
Other receivables	384	4,108
Prepaid expenses	117,596	412,943
Income tax receivable	290,939	14,642
Deferred tax assets	263,193	394,221
Other current assets	24,190	58,366

Total current assets	8,343,151	33,014,512

Property and equipment, net	994,793	1,191,913
Other assets	409,878	152,037
Goodwill	17,252,999	17,279,035
Identifiable intangible assets, net	6,701,791	4,632,279

Total assets	$33,702,612	56,269,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,842,229	2,871,864
Accrued payroll and benefits	252,642	232,006
Accrued expenses and other current liabilities	1,031,850	672,647
Accrued facility relocation	—	121,071
Deferred revenue	848,958	1,055,586
Earn-out liability payable	3,525,995	258,328

Total current liabilities	8,501,674	5,211,502
Deferred tax liabilities	1,829,687	1,068,559
Deferred revenue	38,993	35,897
Accrued facility relocation	—	45,199
Other non-current liabilities	2,274	39,849
Fair value of redemption obligation	55,250	—

Total liabilities	10,427,878	6,401,006
Series A redeemable convertible preferred stock	21,440,402	—
Commitments, contingencies, and subsequent events
Stockholders’ equity:
Class A common stock	122,500	122,500
Class B common stock	15,675	128,271
Class B restricted common stock	—	1,146
Additional paid-in capital	6,716,734	55,946,513
Deferred stock-based compensation	(1,532,340)	(936,342)
Accumulated deficit	(3,488,237)	(5,393,318)

Total stockholders’ equity	1,834,332	49,868,770

Total liabilities and stockholders’ equity	$33,702,612	56,269,776

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

(unaudited)

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17, (inception) to June 30, 2003	Six months ended June 30, 2004	Quarter ended June 30, 2003	Quarter ended June 30, 2004
Revenue	$3,071,055	7,072,219	16,467,089	5,356,286	8,865,178

Expenses:
Service costs (1)	1,732,813	3,838,815	10,523,390	2,955,535	5,743,815
Sales and marketing (1)	365,043	868,797	2,040,682	654,182	1,030,710
Product development (1)	144,479	459,874	1,033,841	354,927	528,306
General and administrative (1)	234,667	1,156,775	1,541,427	729,856	846,680
Acquisition-related retention consideration (2)	—	—	255,660	—	122,724
Facility relocation	—	—	230,459	—	—
Stock-based compensation (3)	38,981	1,261,069	595,998	550,078	235,234
Amortization of intangible assets (4)	—	1,159,675	2,069,512	869,588	1,034,643

Total operating expenses	2,515,983	8,745,005	18,290,969	6,114,166	9,542,112

Income (loss) from operations	555,072	(1,672,786)	(1,823,880)	(757,880)	(676,934)

Other income (expense):
Interest income	1,529	16,571	81,346	13,479	70,329
Interest expense	—	—	(1,813)	—	(1,488)
Adjustment to fair value of redemption obligation	—	—	55,250	—	—
Other	—	—	3,643	—	—

Total other income	1,529	16571	138,426	13,479	68,841

Income (loss) before provision for income taxes	556,601	(1,656,215)	(1,685,454)	(744,401)	(608,093)

Income tax expense (benefit)	224,082	(586,863)	(200,803)	(263,771)	(147,103)

Net income (loss)	332,519	(1,069,352)	(1,484,651)	(480,630)	(460,990)

Accretion to redemption value of redeemable convertible preferred stock	—	504,355	420,430	385,274	17,751

Net income (loss) applicable to common stockholders	$332,519	(1,573,707)	(1,905,081)	(865,904)	(478,741)

Basic and diluted net loss per share applicable to common stockholders		$(0.12)	$(0.10)	$(0.07)	$(0.02)

Shares used to calculate basic and diluted net loss per share		13,174,451	18,810,413	13,255,000	24,174,284

(1) Excludes acquisition-related retention consideration, stock-based compensation and amortization of intangible assets

(2) Components of acquisition-related retention consideration
Service costs	—	—	30,423	—	14,604
Sales and marketing	—	—	86,924	—	41,726
Product development	—	—	94,083	—	45,162
General and administrative	—	—	44,230	—	21,232

(3) Components of stock-based compensation
Service costs	190	—	6,300	—	2,250
Sales and marketing	715	228,854	116,588	99,861	49,042
Product development	37,710	164,877	34,577	95,108	12,675
General and administrative	366	867,338	438,533	355,109	171,267

(4) Components of amortization of intangible assets
Service costs	—	859,675	1,469,512	644,588	734,643
Sales and marketing	—	116,667	325,000	87,500	162,500
Product development	—	—	—	—	—
General and administrative	—	183,333	275,000	137,500	137,500

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Predecessor Period	Successor Periods
	Period from January 1 to Febuary 28, 2003	Period from January 17, (inception) to June 30, 2003	Six months ended June 30, 2004
Cash flows from operating activities:
Net income (loss)	$332,519	(1,069,352)	(1,484,651)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	43,584	1,271,041	2,351,678
Adjustment to fair value of redemption obligation	—	—	(55,250)
Facility relocation	—	—	193,931
Allowance for doubtful accounts and merchant advertiser credits	86,908	234,894	464,110
Stock-based compensation	38,981	1,261,069	595,998
Deferred income taxes	(6,956)	(909,359)	(918,192)
Income tax benefit related to stock options	231,038	—	101,092
Change in certain assets and liabilities, net of acquisition:
Accounts receivable, net	(135,457)	(233,916)	(1,197,575)
Other receivables	(1,137)	(5,206)	(3,724)
Income tax receivable and payable	—	(257,504)	276,297
Prepaid expenses and other current assets	(26,549)	(45,803)	(329,523)
Accounts payable	(403,753)	343,578	28,271
Accrued expenses, payroll, benefits and other current liabilities	117,133	160,919	(209,044)
Deferred revenue	75,650	67,899	203,532
Acquisition-related retention consideration in earn-out liability	—	—	(24,941)
Other non current liabilities	1,092	875	(2,274)

Net cash provided by (used in) operating activities	353,053	819,135	(10,265)

Cash flows from investing activities:
Purchases of property and equipment	(63,878)	(259,251)	(463,260)
Cash paid for acquisition, net of cash acquired	—	(13,295,931)	(3,242,726)
Proceeds from sale of equipment	—	—	3,710
Decrease (increase) in other non current assets	—	(17,204)	(30,739)

Net cash used in investing activities	(63,878)	(13,572,386)	(3,733,015)

Cash flows from financing activities:
Capital lease obligation principal paid	—	—	(1,263)
Deferred offering costs paid	—	—	(1,068,814)
Proceeds from IPO, net of offering costs	—	—	28,405,100
Proceeds from exercises of stock options	37,288	—	58,525
Proceeds from employee stock purchase plan	—	—	99,650
Proceeds from sale of stock	—	132,500	—
Proceeds from sale of redeemable convertible preferred stock	—	20,122,162	—

Net cash provided by financing activities	37,288	20,254,662	27,493,198

Net increase in cash and cash equivalents	326,463	7,501,411	23,749,918

Cash and cash equivalents at beginning of period	1,494,300	—	6,019,119

Cash and cash equivalents at end of period	$1,820,763	7,501,411	29,769,037

Supplemental disclosure of cash flow information – cash paid during the period for income taxes	$—	580,000	340,000
Supplemental disclosure of non-cash investing and financing activities:
Accretion to redemption value of redeemable convertible preferred stock	$—	504,355	420,430
Deferred offering costs recorded in accrued expenses and accounts payable	$—	—	(175,485)
Property and equipment acquired with capital lease obligation	$—	—	47,167

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to the Quarterly Report under the Securities Exchange Act of 1934, as amended, on Form 10-QSB and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s final prospectus dated March 30, 2004 for its initial public offering filed with the Securities and Exchange Commission.

Prior to February 28, 2003 the Company was involved in business and product development activities, as well as financing and acquisition initiatives. Revenue commenced with the acquisition of eFamily.com, Inc. and its wholly-owned operating subsidiary ah-ha.com, Inc.

On February 28, 2003, the Company acquired 100% of the outstanding stock of eFamily.com, Inc. and ah-ha.com, Inc., the wholly-owned operating subsidiary, based in Provo, Utah. ah-ha.com, Inc. was renamed Enhance Interactive, Inc. in December 2003. The aggregate cash consideration, including acquisition costs to acquire Enhance Interactive was approximately $15,117,000. The purchase price excludes performance-based contingent payments that depend on Enhance Interactive’s achievement of minimum thresholds in calendar years 2003 and 2004 of income before tax, excluding stock-based compensation and amortization of intangible assets relating to the purchase (“earnings before taxes”). The payment of the earnings-based contingent amounts is based on the formula of 69.44% of the acquired businesses’ 2003 and 2004 earnings before taxes up to an aggregate maximum payout cap of $12,500,000 (“earn-out consideration”). In the event earnings before taxes do not exceed $3,500,000 for 2003 or 2004, then no amount shall be payable for such period. The contingent earn-out consideration payments are being accounted for as additional goodwill, as all former Predecessor shareholders receive the consideration in proportion to their respective share holdings prior to the acquisition date and the amounts reflect the payment of additional purchase price to these shareholders. For the calendar year 2003, additional goodwill of $3,243,000 was recorded for the earn-out consideration.

In addition, if the minimum earnings before taxes thresholds above are achieved, a payment of 5.56% of the acquired businesses’ 2003 and 2004 earnings before taxes up to an aggregate maximum of $1,000,000 will be paid to certain current employees of the acquired business (“acquisition-related retention consideration”). These amounts will be accounted for as compensation expense. The threshold determination is calculated separately for each of the calendar years 2003 and 2004. At June 30, 2003, in consideration of the assessed probability of payment, no amounts were accrued for the acquisition-related retention consideration. For the calendar year 2003, $283,000 was recorded for the acquisition-related retention consideration including employer payroll-related taxes. For the quarter ended June 30, 2004, an additional $123,000 acquisition-related retention consideration was recorded based on the quarterly portion of the annual estimated forecast. For the six months ended June 30, 2004, total acquisition-related consideration of $256,000 was recorded.

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

The Company’s condensed consolidated statements of operations, and cash flows have been presented for the period from January 17, 2003 (inception) through June 30, 2003. The assets, liabilities and operations of Enhance Interactive are included in the Company’s condensed consolidated financial statements since the February 28, 2003 acquisition date. All significant inter-company transactions and balances have been eliminated in consolidation. The Company’s purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values on the acquisition date. Accordingly, the Company’s condensed consolidated financial results for periods subsequent to the acquisition are not comparable to the condensed financial statements of Enhance Interactive presented for prior periods. The condensed consolidated statements of operations and cash flows representing Enhance Interactive’s results prior to February 28, 2003 have been presented as the “Predecessor” for the period from January 1 to February 28, 2003. The Company, including the results of Enhance Interactive since the date of acquisition, is referred to as the “Successor” in the accompanying condensed consolidated financial statements.

The condensed consolidated financial statements of the Predecessor include the financial statements of eFamily.com, Inc. and its wholly-owned subsidiary, Enhance Interactive (formerly known as ah-ha.com, Inc.). All significant inter-company transactions and balances have been eliminated in consolidation.

On October 24, 2003, the Company acquired 100% of the outstanding stock of Sitewise Marketing, Inc. (d.b.a Traffic Leader) (“TrafficLeader”). In November 2003, Sitewise Marketing, Inc., based in Eugene, Oregon, was renamed TrafficLeader, Inc. The costs of acquisition included:

•	Cash and acquisition costs of approximately $3,570,000;

•	425,000 shares of Class B common stock with a redemption right that required the Company to buy back the 425,000 shares for $8 per share, but only at the election of the holders of 75% of such shares in the event the Company had not completed a firm commitment initial public offering with gross proceeds of at least $20 million prior to October 24, 2005. This redemption right terminated with the closing of the Company’s initial public offering on April 5, 2004;

•	137,500 shares of restricted Class B common stock that vest over a period of 3 years.

The above summary of the costs of acquisition excludes performance-based contingent payments that depend on TrafficLeader’s achievement of revenue thresholds. The assets, liabilities and operations of TrafficLeader are included in the Company’s condensed consolidated financial statements since the October 24, 2003 acquisition date.

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

(2)	Initial Public Offering (IPO), Pro Forma Net Loss Per Share and the 2004 Employee Stock Purchase Plan

The Securities and Exchange Commission declared the Company’s registration statement on Form SB-2 (Registration No. 333-111096) under the Securities Act of 1933 effective on March 30, 2004. Under this registration statement, in an initial public offering, the Company registered 4,600,000 shares of its Class B common stock, including 600,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $29,900,000.

On April 5, 2004 the Company completed its IPO in which it sold 4,600,000 shares of the Company’s Class B common stock that resulted in aggregate gross proceeds of approximately $29,900,000, of which the Company applied approximately $1,500,000 to underwriting discounts and commissions and approximately $1,200,000 to related IPO costs. As a result, the net cash amount of the offering proceeds was approximately $27,200,000. In connection with the IPO, the underwriters were also granted warrants, exercisable for a four-year period commencing one year after the offering date, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. The $579,000 fair value of the warrants is also an IPO related cost and was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.75%, volatility of 102%, and an expected life equal to the warrant term of five years.

Upon the completion of the IPO on April 5, 2004, 6,724,063 outstanding shares of the Company’s Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock and the Series A redeemable convertible preferred stock was automatically retired. Subsequent to the IPO, the authorized number of shares of preferred stock is 1,000,000 and the authorized number of shares of the Class B common stock is 125,000,000. The Board will have the authority to issue up to 1,000,000 shares of preferred stock, $0.01 par value in one or more series and have the authority to designate rights, preferences, privileges and restrictions of each such series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series.

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

The Company’s significant accounting policies are disclosed in the Company’s final prospectus dated March 30, 2004 for its initial public offering filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed during the quarter ended June 30, 2004.

(b)	Stock-based Compensation

The Company and the Predecessor apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 issued in March 2000, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company and the Predecessor have elected to apply the intrinsic value-based method of accounting described above for options granted to employees, and have adopted the disclosure requirements of SFAS No. 123.

The Company and the Predecessor recognize compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding awards in each period.

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17, (inception) to June 30, 2003	Six months ended June 30, 2004	Quarter ended June 30, 2003	Quarter ended June 30, 2004
Net income (loss) applicable to common stockholders:
As reported	$332,519	(1,573,707)	(1,905,081)	(865,904)	(478,741)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effect	38,428	822,142	504,850	361,797	202,198
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(42,375)	(962,680)	(2,050,922)	(374,717)	(1,029,660)

Pro forma	$328,572	(1,714,245)	(3,451,153)	(878,824)	(1,306,203)

Net loss per share applicable to common stockholders:
As reported (basic and diluted)		$(0.12)	$(0.10)	$(0.07)	$(0.02)
Pro forma (basic and diluted)		$(0.13)	$(0.18)	$(0.07)	$(0.05)

The Company and the Predecessor account for non-employee stock-based compensation in accordance with SFAS No. 123 and FASB Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(4)	Net Loss Per Share

The Company’s basic and diluted net loss per share is presented for the period from January 17, 2003 (inception) to June 30, 2003, for the six months ended June 30, 2004 and for the quarters ended June 30, 2003 and 2004. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net loss applicable to common stockholders consists of net loss as adjusted for the impact of accretion of redeemable convertible preferred stock to its redemption value. As the Company had a net loss during the period from January 17, 2003 (inception) to June 30, 2003, for the six months ended June 30, 2004 and for the quarters ended June 30, 2003 and 2004 basic and diluted net loss per share are the same.

The following table reconciles the Company’s reported net loss applicable to common stockholders used to compute basic and diluted net loss per share for the period from January 17, 2003 (inception) to June 30, 2003, for the six months ended June 30, 2004 and for the quarter ended June 30, 2003 and 2004:

	Successor Periods
	Period from January 17, (inception) to June 30, 2003	Six months ended June 30, 2004	Quarter ended June 30, 2003	Quarter ended June 30, 2004
Net loss	(1,069,352)	(1,484,651)	(480,630)	(460,990)
Accretion to redemption value of Series A redeemable convertible preferred stock	504,355	420,430	385,274	17,751

Net loss applicable to common stockholders	(1,573,707)	(1,905,081)	(865,904)	(478,741)

Basic and diluted net loss per share applicable to common stockholders	$(0.12)	$(0.10)	$(0.07)	$(0.02)
Weighted average number of shares outstanding used to calculate basic and diluted net loss per share	13,174,451	18,810,413	13,255,000	24,174,284

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive:

•	6,724,063 shares issuable upon conversion of the Series A redeemable convertible preferred stock at June 30, 2003. On April 5, 2004, 6,724,063 shares of the Company’s Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock;

•	Outstanding options at June 30, 2003 to acquire: (a) 2,421,500 shares of Class B common stock with a weighted average exercise price of $1.67 per share; and (b) 100,000 options to acquire shares of Class B common stock with an exercise price equal to the initial public offering price; provided that in the event that twelve months from the option grant date the Company had not completed a firm commitment initial public offering with gross proceeds of at least $20 million, these options were to have an exercise price equal to the then determined fair market value. Outstanding options at June 30, 2004 to acquire 3,506,350 shares of Class B common stock with a weighted average exercise price of $3.50 per share.

•	warrants to acquire 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share at June 30, 2004; and

•	90,385 Class B restricted common shares issued in connection with the October 2003 acquisition of TrafficLeader at June 30, 2004. These shares were for future services that vest over 3 years. Additionally, these shares were excluded from the computation of basic net loss per share.

(5)	Concentrations

The Company and the Predecessor maintain substantially all of their cash and cash equivalents with two financial institutions.

Primarily all of the Company’s revenue earned from merchant advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners on commercially acceptable terms. In addition, several of these distribution partners may be considered potential competitors.

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17, (inception) to June 30, 2003	Six months ended June 30, 2004	Quarter ended June 30, 2003	Quarter ended June 30, 2004
Distribution Partner A	12%	8%	3%	8%	2%
Distribution Partner B	—	—	23%	—	26%

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

Revenues by geographic region are as follows:

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17, (inception) to June 30, 2003	Six months ended June 30, 2004	Quarter ended June 30, 2003	Quarter ended June 30, 2004
United States	90%	91%	93%	91%	93%
Canada	5%	4%	3%	4%	3%
Other countries	5%	5%	4%	5%	4%

	100%	100%	100%	100%	100%

(7)	Facility Relocation

As part of its anticipated expansion, in March 2004, the Company entered into a sublease agreement for new office facilities in Seattle, Washington and relocated from its original office facilities also located in Seattle, Washington. Future minimum payments related to these new facilities are as follows: $138,000 in 2004, $340,000 in 2005, $422,000 in 2006, and $455,000 in each of 2007, 2008 and 2009. The remaining lease obligation for the previous office facilities extends through June 30, 2006 and totaled $251,000 as of June 30, 2004. In March 2004, the Company accrued for lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods. The remaining liability at June 30, 2004 was $166,000, of which $121,000 was the current portion.

(8) Subsequent Event

On July 27, 2004, we completed the acquisition of goClick.com, Inc. (“goClick”) a provider of marketing technology and services for small merchants. In accordance with the terms of the Agreement and Plan of Merger, dated as of July 21, 2004, by and among Marchex, Project TPS, Inc. (“Project TPS”), our wholly-owned acquisition subsidiary, goClick and the sole stockholder of goClick, Project TPS merged with and into goClick, and goClick, as the surviving corporation became a wholly-owned subsidiary of Marchex.

In consideration for all of the outstanding shares of goClick stock, the sole stockholder of goClick received approximately $12.5 million in a combination of cash and equity, subject to the escrow provisions of the acquisition agreement. The cash portion of the consideration was equal to $8,229,750. The equity portion of the consideration was equal to 433,541 shares of Class B common stock of Marchex, which shares in the aggregate were valued at approximately $4,250,000 for purposes of the transaction (based on the average of the last quoted sales price on the NASDAQ National Market for the 10 trading days immediately prior to the execution of the acquisition agreement).

The goClick operations have not been included in the consolidated results of the Company set forth in this Quarterly Report. The following Management’s Discussion and Analysis is limited to the Company and its operating subsidiaries Enhance Interactive and TrafficLeader.

Item 2. Management’s Discussion and Analysis.

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included on this Quarterly Report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements. Some, but not all, of these factors are described in the “Risk Factors” section and elsewhere in this Quarterly Report. We disclaim any intention or obligation to update any forward-looking statements.

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

Initial Public Offering

On March 30, 2004 we commenced an initial public offering (“IPO”) of 4.6 million shares of our Class B common stock. The closing of the IPO took place on April 5, 2004. The proceeds of the IPO, net of cash offering expenses were approximately $27.2 million. In connection with the IPO, the underwriters were also granted warrants, exercisable over a four year period commencing one year from the offering date and ending five years from the offering date, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. Net proceeds have been or are expected to be used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations and working capital and other general corporate purposes.

Overview

We are an early stage company focused on providing technology-based services to merchants engaged in online transactions. Our current operating businesses are in the performance-based advertising and search marketing industries, primarily focused on helping merchants market and sell their products and services via the Internet.

For the quarter ended June 30, 2004, we provided our merchant advertisers with the following technology-based services through our wholly-owned operating subsidiaries Enhance Interactive and TrafficLeader:

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

Following our acquisition of goClick on July 27, 2004, we began the integration of our most recently acquired wholly-owned operating subsidiary. goClick is a provider of marketing technology and services for small merchants.

We were incorporated in Delaware on January 17, 2003. On February 28, 2003, we acquired eFamily, together with its direct wholly-owned subsidiary Enhance Interactive. eFamily was incorporated in Utah on November 29, 1999, under the name FocusFilter.com, Inc. On October 24, 2003, we acquired TrafficLeader, which was incorporated in Oregon on January 24, 2000, under the name Sitewise Marketing, Inc. On July 27, 2004, we acquired goClick, which was incorporated in Connecticut on October 25, 2000.

From January 17, 2003 (inception) through February 28, 2003, we were involved in business and product development, as well as financing and acquisition initiatives.

We currently have offices in Seattle, Washington; Provo, Utah; Eugene, Oregon and Norwalk, Connecticut.

Recent Development—Acquisition of goClick

On July 27, 2004, we completed the acquisition of goClick, a provider of marketing technology and services for small merchants. In accordance with the terms of the Agreement and Plan of Merger, dated as of July 21, 2004, by and among Marchex, Project TPS, our wholly-owned acquisition subsidiary, goClick and the sole stockholder of goClick, Project TPS merged with and into goClick, and goClick, as the surviving corporation became a wholly-owned subsidiary of Marchex.

In consideration for all of the outstanding shares of goClick stock, the sole stockholder of goClick received approximately $12.5 million in a combination of cash and equity, subject to the escrow provisions of the acquisition agreement. The cash portion of the consideration was equal to $8,229,750. The equity portion of the consideration was equal to 433,541 shares of Class B common stock of Marchex, which shares in the aggregate were valued at $4,250,000 for purposes of the transaction (based on the average of the of the last quoted sales price on the NASDAQ National Market for the 10 trading days immediately prior to execution of the acquisition agreement).

The goClick operations have not been included in the consolidated results of Marchex set forth in this Quarterly Report. The following Management’s Discussion and Analysis is limited to Marchex and its operating subsidiaries Enhance Interactive and TrafficLeader.

Prior Acquisitions

Enhance Interactive. In February 2003, we acquired eFamily together with its wholly-owned subsidiary Enhance Interactive, a Provo, Utah-based company, for the following consideration:

•	$13.3 million in net cash and acquisition costs, plus

•	Additional consideration in the form of a contingent earnings-based cash incentive payment of up to $13.5 million payable over two years.

The additional consideration consists of two components: (i) a contingent earnings-based payment to the original stockholders (“earn-out consideration”) and (ii) a contingent earnings-based payment to certain employees (“retention consideration”). These amounts are payable by us with respect to the years 2003 and 2004. We shall have no obligation with respect to a year, however, in the event that Enhance Interactive’s earnings before taxes, excluding stock-based compensation and amortization of intangibles relating to the acquisition (“earnings before taxes”) do not exceed $3.5 million for that calendar year. The threshold determination is calculated separately for each of the calendar years 2003 and 2004. At June 30, 2003, in consideration of the assessed probability, no amounts were accrued for the acquisition-related retention consideration. For the 2003 calendar year, the total Enhance Interactive earnings-based payment obligation was approximately $3.5 million.

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

The contingent payment of retention consideration, payable to certain employees of Enhance Interactive, is calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout of $1 million in aggregate. This payment obligation for each year is also conditioned on Enhance Interactive meeting the earnings threshold described above. To the extent we make any payments under this obligation, we have and will account for such amounts as compensation. For the six months ended June 30, 2004, we recorded an additional $256,000 in retention-related consideration as compensation for such period, although the actual amount for the calendar year 2004 has not yet been determined. With respect to the quarter ended June 30, 2004, we recorded $123,000 in retention-related consideration.

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

TrafficLeader. In October 2003, we acquired TrafficLeader, a Eugene, Oregon-based company, for the following consideration:

•	$3.2 million in net cash and acquisition costs; plus

•	425,000 shares of Class B common stock with a redemption right that required us to buy back the 425,000 shares for $8 per share, but only at the election of the holders of 75% of such shares in the event we had not completed a firm commitment initial public offering with gross proceeds of at least $20 million prior to October 24, 2005. This redemption right terminated with the closing of our initial public offering on April 5, 2004; plus

•	137,500 shares of restricted Class B common stock which will vest over a three-year period in installments of 16.67% after each six month period during that term; plus

•	Additional consideration in the form of a contingent revenue-based cash incentive payment of up to $1 million.

With respect to the second and third components, the total value of the shares and the redemption right was recorded at $3.9 million.

Of the 137,500 restricted shares, 108,432 were issued to employees of TrafficLeader valued at $732,000, which amount will be recorded as compensation expense over the associated employment period in which these shares vest.

In the event on or prior to December 31, 2004, there were a change of control of TrafficLeader or of us, or both TrafficLeader’s CEO and CTO were either to resign for good reason or were terminated without cause, or we were to take any action prior to the end of December 31, 2004, which would make it impractical to calculate or reconstruct the earn out obligation, we would be obligated to pay the full amount of the $1 million contingent payment obligation.

Consolidated Statements of Operations

Our consolidated statements of operations and cash flows have been presented for the periods January 17, 2003 (inception) to June 30, 2003 and the quarter ended June 30, 2004. Business planning and other activities related to our business began in late 2002. We were organized and incorporated in Delaware in January 2003. Included in the results of operations subsequent to our incorporation in January 2003 are reimbursements to certain founding officers for approximately $86,000 in general and administrative pre-incorporation costs. Included in property and equipment are purchases from certain of our founding officers of approximately $62,000 for the carrying value of the assets.

The assets, liabilities and operation of Enhance Interactive and TrafficLeader are included in our consolidated financial statements since the date of their respective acquisitions in February and October 2003. Our wholly-owned operating subsidiary goClick is not included in our consolidated financial statements as of June 30, 2004. The goClick acquisition was completed on July 27, 2004.

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

Presentation of Financial Reporting Periods

For purposes of our discussion, we have included the results of operations of the Predecessor, Enhance Interactive. The comparative periods presented are the quarter ended June 30, 2003 and 2004 and the combined periods of January 17, 2003 (inception) to June 30, 2003 and Enhance Interactive’s results from January 1, 2003 to February 28, 2003 (2003 period) compared to the six months ended June 30, 2004 (2004 period). Included in the 2003 period are the overlapping operating activities of Enhance Interactive and our operating activities for the period of January 17, 2003 (inception) through February 28, 2003. During January 17, 2003 (inception) through February 28, 2003, we were involved in business and product development, as well as financing and acquisition initiatives and accordingly, our activities were different from the operating activities of Enhance Interactive.

Revenue

We currently generate revenue through our operating businesses. The primary revenue source, amounting to greater than 91% in all periods presented, is performance-based advertising services, which include pay-per-click listings and paid inclusion. The secondary sources of revenue, amounting to less than 9% in all periods presented, are the search marketing services, which include advertising campaign management, conversion tracking and analysis and search engine optimization. We generally recognize revenue upon completion of our performance obligation, provided that: (i) evidence of an arrangement exists; (ii) the arrangement fee is fixed and determinable; and (iii) collection is reasonably assured. We have no barter transactions.

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

Acquisition-Related Retention Consideration

Acquisition-related retention consideration results from the contingent, earnings-based payment obligation to certain employees of Enhance Interactive for each of the calendar years 2003 and 2004, pursuant to the terms of the merger agreement. See subsection “Prior Acquisitions” above. We shall have no obligation with respect to a year in the event that Enhance Interactive’s earnings before taxes do not exceed $3.5 million for that calendar year. The threshold determination is calculated separately for each of the calendar years 2003 and 2004.

The contingent payment obligation is calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout of $1 million in the aggregate. To the extent we make any payments under this obligation, we will account for such amounts as compensation. For the six months ended June 30, 2004, we recorded an additional $256,000 in retention-related consideration as compensation for such period; although the actual amount for the calendar year 2004 has not yet been determined. With respect to the quarter ended June 30, 2004, we recorded $123,000 in retention-related consideration.

Stock-Based Compensation

Stock-based compensation consists of the following:

•	the intrinsic value of employee option and restricted stock issuance where the fair market value of the underlying stock exceeded the exercise price on the date of the grant;

•	the fair value of non-employee option issuances; and

•	the amount by which the fair market value of our Class B common stock exceeded the exercise price at the end of the period for certain options. We used variable accounting for options to purchase 125,000 shares of our Class B common stock that are issued under our Stock Incentive Plan. These options were held in escrow as security for the indemnification obligations under the Enhance Interactive merger agreement, and were subject to forfeiture. We accounted for them as variable awards until the expiration of the agreed-upon escrow period on February 28, 2004.

Amortization of Intangibles

Amortization of identifiable intangible assets relates to intangible assets identified in connection with the purchase of Enhance Interactive and TrafficLeader. Intangible assets identified in connection with the purchase of Enhance Interactive were valued at $8.4 million at the acquisition date of February 28, 2003. Intangible assets identified in connection with the purchase of TrafficLeader were valued at $1.3 million at the acquisition date of October 24, 2003. The intangible assets have been identified as non-competition agreements, trade and domain names, distributor relationships, and merchant advertising customer base relationships and acquired technology. These assets are amortized over useful lives ranging from 12 to 42 months.

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

As of June 30, 2004, we had net operating loss carryforwards (NOL’s) of $1.8 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL’s and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.8 million of carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock

Holders of Series A redeemable convertible preferred stock were entitled to receive annual cumulative dividends at the per annum rate of 8% of the original purchase price per share when and if declared by the board of directors. Upon the automatic conversion of the Series A redeemable convertible preferred stock in connection with the closing of our IPO in April 2004, all accumulated and unpaid dividends on the Series A redeemable convertible preferred stock, whether or not declared, since the date of issue up to and including the conversion date, were eliminated.

Prior to the conversion of the Series A redeemable preferred stock, we accounted for the difference between the carrying amount of the redeemable preferred stock and the redemption amount by increasing the carrying amount for periodic accretion using the interest method, so that the carrying amount was equal to the redemption amount at the earliest redemption date. All 6,724,063 shares of Series A redeemable convertible preferred stock were automatically converted into 6,724,063 shares of Class B common stock upon the closing of the IPO in April 2004.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the period indicated. The operating results for the period of January 17, 2003 (inception) to June 30, 2003 and the period of January 1, 2003 to February 28, 2003, for the six months ended June 30, 2004 and the quarters ended June 30, 2003 and 2004 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17, (inception) to June 30, 2003	Six months ended June 30, 2004	Quarter ended June 30, 2003	Quarter ended June 30, 2004
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	56.4%	54.3%	63.9%	55.2%	64.8%
Sales and marketing	11.9%	12.3%	12.4%	12.2%	11.6%
Product development	4.7%	6.5%	6.3%	6.6%	6.0%
General and administrative	7.6%	16.4%	9.4%	13.6%	9.6%
Acquisition-related retention consideration	—	0.0%	1.6%	0.0%	1.4%
Facility relocation	—	0.0%	1.4%	0.0%	0.0%
Stock-based compensation	1.3%	17.8%	3.6%	10.3%	2.7%
Amoritization of intangible assets	—	16.4%	12.6%	16.2%	11.7%

Total operating expenses	81.9%	123.7%	111.2%	114.1%	107.8%

Income (loss) from operations	18.1%	-23.7%	-11.2%	-14.1%	-7.8%
Other income:
Interest income	—	0.2%	0.8%	0.3%	0.8%
Interest expense	—	0.0%	0.0%	0.0%	0.0%
Adjustment to fair value of redemption obligation	—	0.0%	0.0%	0.0%	0.0%
Other	—	0.0%	0.0%	0.0%	0.0%

Total other income	0.0%	0.2%	0.8%	0.3%	0.8%

Income (loss) before provision for income taxes	18.1%	-23.5%	-10.4%	-13.8%	-7.0%
Income tax expense (benefit)	7.3%	-8.3%	-1.2%	-4.9%	-1.7%

Net income (loss)	10.8%	-15.2%	-9.2%	-8.9%	-5.3%
Accretion to redemption value of redeemable convertible preferred stock	0.0%	7.1%	2.6%	7.2%	0.2%

Net income (loss) applicable to common stockholders	10.8%	-22.3%	-11.8%	-16.1%	-5.5%

Comparison of the Quarter ended June 30, 2003 to the Quarter ended June 30, 2004 and the combined periods of January 17, 2003 (inception) to June 30, 2003, and January 1, 2003 to February 28, 2003 (2003 period) to the six months ended June 30, 2004 (2004 period).

Revenue. Revenue for the second quarter of 2004 increased by $3.5 million or 66%, as compared to the same period in 2003. This increase was primarily attributable to a $3.3 million increase for the quarter ended June 30, 2004 in performance-based advertising services which primarily related to an increase in the average revenue per merchant advertiser. Revenue for the 2004 period increased by $6.3 million or 62% as compared to the 2003 period. This increase was primarily attributable to our performance-based advertising services, which increased by approximately $6.0 million in the 2004 period.

We believe the increase in revenue is primarily a result of the growth of our existing distribution partners, the increased number of searches and the resulting click-throughs performed by users of our service, and merchant advertisers. The number of our distribution partners was approximately 460 for the 2003 period and the 2004 period. We also believe the foregoing factors, combined with our sales efforts and improved operational controls, have contributed to an increase in the number of merchant advertisers. The increase in revenue in the 2004 period is also attributable to the acquisition of TrafficLeader in October 2003, which added 11 unique distribution partners and more than 280 merchant advertisers as of such acquisition in October 2003. TrafficLeader’s operating results were included as of the acquisition date of October 24, 2003.

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

Expenses

Service Costs. Service costs for the second quarter of 2004 increased by $2.8 million or 94%, as compared to the same period in 2003. The increase was mainly attributable to an increase in payments to distribution partners of $2.4 million, an increase in agency commissions and referral fees of $26,000, an increase in personnel costs of $255,000, an increase in technology and licensing costs of $37,000, and an increase in facility and other costs of $109,000. Approximately $1.9 million of the total increase in service costs for the quarter ended June 30, 2004 was attributable to the October 2003 acquisition of TrafficLeader, which was not included in the same period in 2003.

This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements as a result of an increase in our distribution partner base and corresponding number of searches, an increase in the number of personnel required to support our services and increased fees paid to outside service providers. Service costs represented 65% of revenue in the second quarter of 2004 as compared to 55% in the same period in 2003. As a percentage of revenue, the increase in service costs for the second quarter of 2004 as compared to the same period in 2003 was primarily a result of increased additional fixed costs for network operations incurred in anticipation of additional expansion and the impact as a percentage of revenue from the service cost level from the October 2003 acquisition of TrafficLeader. TrafficLeader’s service costs were 75% of TrafficLeader revenue for the quarter ended June 30, 2004. Since TrafficLeader’s user acquisition costs are higher as a percentage of revenue than Enhance Interactive, to the extent that TrafficLeader’s operations make up a larger percentage of future operations, we expect that service costs will increase as a percentage of revenue.

We also expect that service costs will continue to increase in absolute dollars, since we anticipate expanding our operations. Service costs increased by $5.0 million or 89% for the 2004 period as compared to the 2003 period. This increase was primarily attributable to an increase of $4.0 million in payments to distribution partners, an increase in agency commissions and referral fees of $68,000, an increase in personnel costs of $541,000, an increase in technology and licensing costs of $83,000 and an increase in facility and other costs of $218,000. Service costs as a percentage of revenue were 64% in the 2004 period as compared to 55% in the 2003 period.

Sales and Marketing. Sales and marketing expenses for the second quarter of 2004 increased by $377,000 or 58%, as compared to the same period in 2003. As a percentage of revenue, sales and marketing expenses were 12% for the second quarter of 2004 and 2003. The increase in dollars was primarily related to an increase in personnel costs of $250,000 primarily related to an increase in the number of employees. For the second quarter of 2004, $113,000 in personnel costs related to TrafficLeader. The remaining increase is related to increases in outside marketing activities, rent, travel and other operating costs arising from operations in multiple jurisdictions. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities. Sales and marketing expenses increased $807,000 or 65% for the 2004 period as compared to the 2003 period. As a percentage of revenue, the sales and marketing expenses were 12% for both the 2004 and 2003 periods.

Product Development. Product development expenses for the second quarter of 2004 increased $173,000 or 49%, as compared to the same period in 2003. As a percentage of revenue, product development expenses were 6% for second quarter of 2004 and 2003. The increase in dollars was primarily due to an increase in personnel costs of $127,000, primarily due to an increase in the number of employees, including $77,000 resulting from TrafficLeader for the quarter ended June 30, 2004. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings. Product development expenses for the 2004 period increased by $429,000 or 71%, as compared to the 2003 period. The increase was primarily attributable to an increase in personnel costs of $344,000, an increase in travel of $33,000 and an increase in other expenses of $52,000.

General and Administrative. General and administrative expenses for the second quarter of 2004 increased by $117,000 or 16%, as compared to the same period 2003. As of percentage of revenue, general and administrative expenses were 10% for the second quarter of 2004 and 14% for the same period in 2003. The net increase in the dollars was primarily due to an increase in personnel costs of $191,000, a decrease in professional fees of $152,000, a decrease in travel of $18,000, an increase in insurance of $20,000, an increase in bad debt expense of $42,000 and an increase in other expenses of $35,000. Many of these costs in the 2004 period result from operating in multiple jurisdictions commencing in 2003 and increased operating activity, including the acquisition of TrafficLeader in October 2003. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance. General and administrative expenses for the 2004 period increased by $150,000 or 11%, as compared to the 2003 period. As a percentage of revenue, general and administrative expenses decreased to 9% in the 2004 period as compared to 14% in the 2003 period. As a percentage of revenue, the decrease in general and administrative expenses in the 2004 period as compared to the 2003 period was primarily a result of a decrease in professional fees and the allocation of the general and administrative expenses over a larger revenue base.

Acquisition-Related Retention Consideration. Acquisition-related retention consideration increased to $123,000 in the second quarter of 2004 as compared to $0 during the same period in 2003. During the second quarter of 2004, the components of acquisition-related retention consideration were estimated based on forecasts of the Enhance Interactive earn-out calculations. Estimated allocations were made as follows: service costs of $15,000, sales and marketing of $42,000, product development of $45,000, and general and administrative of $21,000. The acquisition–related retention consideration was calculated as part of the contingent, earnings-based payment obligation to certain employees of Enhance Interactive and is equal 5.56% of Enhance Interactive’s earnings before taxes in excess of $3.5 million for the 2004 period of which $256,000 has been recorded as acquisition-related retention consideration including employer payroll-related taxes. A quarterly proportion of the annual estimated acquisition-related retention consideration was recorded in the second quarter of 2004. We will account for any payment amount as compensation. The acquisition-related retention consideration for the calendar years 2003 and 2004 is subject to an aggregate maximum of $1 million. Acquisition-related consideration increased in the 2004 period by $256,000 or 100%, as compared to $0 in the 2003 period.

Facility Relocation. In March 2004, we entered into a sublease agreement for new and larger office facilities in Seattle, Washington, and we relocated from our original office facilities also located in Seattle, Washington. As of June 30, 2004, the net sublease income is estimated to be approximately $84,000 over the life of the lease. The remaining lease obligations for the original facilities extend through June 30, 2006 and totaled $251,000 as of June 30, 2004. In March 2004, we accrued lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Stock-Based Compensation. The amortization of stock-based compensation in the second quarter of 2004 decreased by $315,000 or 57%, as compared to the same period in 2003. In the second quarter of 2004, the components of stock-based compensation were service costs of $2,000, sales and marketing of $49,000, product development of $13,000 and general and administrative of $171,000. The second quarter of 2003 includes $300,000 of stock-based compensation for 125,000 options issued that were held in escrow as security for the indemnification obligations under the Enhance Interactive merger agreement. These options were subject to forfeiture, until the expiration of the escrow period which was February 28, 2004. Accordingly, we have accounted for these options as variable awards during the escrow period. Under variable plan accounting, compensation expense is measured quarterly as the amount by which the fair market value of the shares of our Class B common stock covered by the option grant exceeds the exercise price and is recognized over the option’s vesting period. Increases or decreases in the fair market value of our Class B common stock between the date of grant and the date of exercise result in a corresponding increase or decrease in the measure of compensation expense. The amortization of stock-based compensation in the 2004 period decreased by $704,000 or 54%, as compared to the 2003 period. During the 2004 period, the components of stock-based compensation were service costs of $2,000, sales and marketing of $117,000, product development of $39,000 and general and administrative of $439,000. Amounts in the 2004 period related primarily to the vesting of stock options granted to employees in which the exercise price was less than the fair market value at the date of grant and $253,000 related to restricted stock issued to employees for future services in connection with the acquisition of TrafficLeader.

Amortization of Intangibles. Intangible amortization expense increased in the second quarter of 2004 by $165,000 or 19%, as compared to the same period in 2003. The increase is associated with the purchase of Enhance Interactive and TrafficLeader. During second quarter of 2004, the components of amortization of intangibles were service costs of $735,000, sales and marketing of $163,000 and general and administrative of $138,000. Our purchase accounting resulted in all assets and liabilities from our acquisition of Enhance Interactive and TrafficLeader being recorded at their estimated fair values on the acquisition dates of February 28, 2003 and October 24, 2003, respectively. For the period from February 28, 2003, through June 30, 2004, all goodwill, identifiable intangible assets and liabilities resulting from the Enhance Interactive and TrafficLeader acquisitions have been recorded in our financial statements. The identified intangibles amounted to $9.7 million and are being amortized over a range of useful lives of 12 to 42 months. Our consolidated financial results for periods subsequent to the acquisition of Enhance Interactive are not comparable to the financial statements of Enhance Interactive presented for prior periods. We may acquire identifiable intangible assets as part of future acquisitions and if so, we expect that our intangible amortization will increase in absolute dollars.

Other Income. Other income increased in the second quarter of 2004 by $55,000 or 411%, as compared to the same period in 2003. Interest income increased by $57,000 due to an increase in the average cash balance in the second quarter 2004 resulting from the Company’s IPO which accounts for primarily all of the increase. Other income increased $120,000 or 665% in the 2004 period as compared to the 2003 period. The increase was primarily attributable to an increase in interest income of $63,000 and the adjustment to fair value of the TrafficLeader redemption obligation of $55,000 in the 2004 period as compared to the 2003 period.

Income Taxes. The income tax benefit in the second quarter of 2004 decreased by 117,000 or 44%, as compared to the same period in 2003. In the second quarter of 2003, the effective tax rate benefit of 35% differed from the expected effective rate of 34% primarily due to state income taxes and non-deductible stock compensation amounts. The income tax effective rate was 12% in the 2004 period. This differed from the expected rate of 34% primarily due to state income taxes and non-deductible stock compensation amounts. The periods were also impacted by the following factors:

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

During the period from January 1, 2003 through February 28, 2003 and in the second quarter of 2004, as a result of tax deductions from stock option exercises, Enhance Interactive and the Company recognized tax-effected benefits of approximately $231,000 and $101,000, respectively, which were recorded as credits to additional paid in capital. The income tax benefit decreased in the 2004 period by $162,000 or 45%, as compared to the 2003 period.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock. The accretion to redemption value of preferred stock in the second quarter of 2004 decreased by $368,000 or 95%, as compared to the same period in 2003. The accretion to the redemption value recorded during the 2004 period is based upon 6,724,063 shares of Series A redeemable convertible preferred stock outstanding as of April 5, 2004 with a dividend rate of 8% per annum. All 6,724,063 shares of Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock upon the closing of the IPO on April 5, 2004. For the 2004 period, accretion to redemption value of preferred stock decreased by $84,000 or 17%, as compared to the same period in 2003.

Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders in the second quarter of 2004 decreased by $387,000 or 45%, as compared to the same period in 2003. The decrease was primarily attributable to the decrease in accretion to redemption value of the Series A redeemable convertible preferred stock of $368,000 and the decrease in stock-based compensation of $315,000. For the 2004 period, the net loss applicable to common stockholders increased $664,000 or 53%, as compared to the 2003 period.

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

We report operating income before amortization (OIBA) that is a supplemental measure to GAAP. OIBA represents income (loss) from operations before (1) stock-based compensation expense and (2) amortization of intangible assets. It is one of the primary metrics by which we evaluate the performance of our business. Additionally, management uses adjusted OIBA which excludes both the acquisition-related retention consideration, as we view this as part of the earn-out incentives related to the Enhance transaction, and a facility relocation expense. Both of these items are viewed as non-recurring in nature with the facility relocation expense recognized in the six months ended June 30, 2004 and the earn-out consideration relating to calendar year 2004. We refer to adjusted OIBA to facilitate accurate comparisons to our historical operating results, in making operating decisions, for internal budget planning, and in some cases to form the basis upon which management are evaluated. Management believes that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, and should not be considered in isolation, as a substitute for or superior to GAAP results. We believe these measures are useful to investors because they represent our consolidated operating results, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of certain other non-cash and non-recurring expenses.

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

The following is a reconciliation of income (loss) from operations and net income (loss) applicable to common stockholders to the non-GAAP measure of operating income before amortization for the period of January 1, 2003 to February 28, 2003, the period of January 17, 2003 (inception) to June 30, 2003, for the six months ended June 30, 2004 and for the quarters ended June 30, 2003 and 2004.

	Period from January 1 to February 28, 2003	Period from January 17, (inception) to June 30, 2003	Six months ended June 30, 2004	Quarter ended June 30, 2003	Quarter ended June 30, 2004
Operating income before amortization	$594,053	747,958	841,630	661,786	592,943
Stock-based compensation	(38,981)	(1,261,069)	(595,998)	(550,078)	(235,234)
Amortization of intangible assets	—	(1,159,675)	(2,069,512)	(869,588)	(1,034,643)

Income (loss) from operations	555,072	(1,672,786)	(1,823,880)	(757,880)	(676,934)

Other income (expense):
Interest income	1,529	16,571	81,346	13,479	70,329
Interest expense	—	—	(1,813)	—	(1,488)
Adjustment to fair value of redemption obligation	—	—	55,250	—	—
Other	—	—	3,643	—	—

Total other income	1,529	16,571	138,426	13,479	68,841

Income (loss) before provision for income taxes	556,601	(1,656,215)	(1,685,454)	(744,401)	(608,093)

Income tax expense (benefit)	224,082	(586,863)	(200,803)	(263,771)	(147,103)

Net income (loss)	332,519	(1,069,352)	(1,484,651)	(480,630)	(460,990)
Accretion to redemption value of redeemable convertible preferred stock	—	504,355	420,430	385,274	17,751

Net income (loss) applicable to common stockholders	$332,519	(1,573,707)	(1,905,081)	(865,904)	(478,741)

Operating income before amortization decreased in the second quarter of 2004 by $69,000 or 10%, as compared to the same period in 2003. The decrease in OIBA was primarily attributable to an increase in the acquisition-related retention consideration of $123,000. Operating income before amortization decreased in the 2004 period by $500,000 or 37%, as compared to the same period in 2003 primarily attributable to an increase in acquisition-related retention consideration of $256,000 and an increase in facility relocation costs of $230,000.

Liquidity and Capital Resources

We initially financed our company through the private sales of Marchex securities in January through May of 2003, which resulted in total proceeds of approximately $20.3 million. Primarily from such proceeds, we funded our early business operations and the acquisitions of Enhance Interactive and TrafficLeader. The acquisition of Enhance Interactive amounted to $13.3 million in net cash consideration and the acquisition of TrafficLeader amounted to $3.2 million in net cash consideration.

On April 5, 2004, we completed our IPO of 4.6 million shares of Class B common stock. The proceeds received in the second quarter of fiscal 2004 from the stock offering, net of cash offering expenses and underwriter discounts, were $27.2 million. Net proceeds have been or will be used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations and working capital and other general corporate purposes. On April 5, 2004, all of our outstanding shares of Series A redeemable convertible preferred stock, with a value of $21.8 million, were automatically converted into Class B common stock and are now included as components of stockholders’ equity.

As of June 30, 2004, we had cash and cash equivalents of $29.8 million. As of June 30, 2004, we had operating lease contractual obligations of $3.0 million of which $2.7 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, tax benefit from stock options, loss on facility relocation, deferred income taxes and changes in working capital. Cash used by operating activities for the quarter ended June 30, 2004 of approximately $1.1 million consisted primarily of a net loss of $461,000 adjusted for non-cash items of $1.4 million, including depreciation and amortization of intangibles and stock-based compensation, offset by approximately $2.1 million used in working capital and related activities, as well as payments for acquisition-related retention consideration. Cash provided by operating activities for the quarter ended June 30, 2003 of approximately $176,000 consisted primarily of a net loss of $481,000 adjusted for non-cash items of $1.1 million, including depreciation and amortization of intangibles and stock-based compensation, offset by approximately $479,000 used by working capital and other activities.

With respect to most of the Enhance Interactive merchant advertisers, we receive payments for pay-per-click advertising services prior to our delivery of click-through occurs. Our corresponding payments to the distribution partners who provide placement for the listings are generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the 2003 and 2004 periods.

Nearly all of the TrafficLeader merchant advertisers are billed on a monthly basis following the month of our click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. TrafficLeader merchant advertiser’s payments are generally received one to three weeks following payment to the distribution partners. We expect that in the future periods, if the paid inclusion services provided by TrafficLeader accounts for a greater percentage of our operating activity, working capital requirements will increase as a result.

Cash used in investing activities for the quarter ended June 30, 2004 of approximately $3.5 million was primarily attributable to the 2003 Enhance earn-out consideration payment of approximately $3.2 million and purchases of property and equipment of $288,000. Cash used in investing activities for the quarter ended June 30, 2003 of approximately $120,000 was related to purchases of property and equipment.

As a result of the Enhance Interactive and TrafficLeader acquisitions, we increased our property and equipment purchases for items such as network equipment and software, furniture, software and equipment for our personnel, and systems used to sell to and serve merchant advertisers. Purchases of property, plant and equipment for the period following the Enhance Interactive acquisition date of February 28, 2003 through June 30, 2004 totaled $670,000. As our operations increase, we expect property and equipment purchases will increase as we continue to invest in equipment and software for our systems and personnel.

Cash provided by financing activities for the quarter ended June 30, 2004 of approximately $27.9 million was primarily attributable to net proceeds from our IPO. Cash provided by financing activities for the quarter ended June 30, 2003 of approximately $2.7 million was attributable to the proceeds from the sale of Series A redeemable convertible preferred stock.

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

For the calendar year 2003, the total aggregate Enhance Interactive contingent, earnings-based payment obligation was approximately $3.5 million. This payment obligation includes the earn-out consideration of approximately $3.2 million and the retention-related consideration of approximately $283,000. These amounts for the calendar year 2003 were paid in April 2004.

The following table summarizes our contractual obligations as of June 30, 2004, and the effect these obligations are expected to have on our liquidity and cash flows in future periods

	Total		less than 1 year		1-3 years	4-5 years	After 5 years
Contractual Obligations:
Operating leases		$3,019,000		487,000	1,622,000	910,000	—
Earn-out obligation associated with Enhance Interactive (A)	Up to	9,997,000	Up to	9,997,000	—	—	—
Earn-out obligation associated with Acquisition of TrafficLeader (B)	Up to	1,000,000	Up to	1,000,000	—	—	—

Total Contractual Obligations	$	Up to 14,016,000	Up to	11,484,000	1,622,000	910,000	0

(A)	A contingent, earnings-based payment obligation may be owed to the former shareholders of Enhance Interactive. The payment obligation has two components, which consist of earn-out consideration and retention consideration.

The earn-out consideration is calculated based on the formula of 69.44% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to an aggregate maximum payout cap of $12.5 million. In the event income before taxes does not exceed $3.5 million for 2003 or 2004, then no amount shall be payable for the related period. Any amounts payable will be accounted for as additional goodwill.

The retention consideration is calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to an aggregate maximum payout cap of $1 million. In the event earnings before taxes do not exceed $3.5 million for 2003 and 2004, then no amount shall be payable for the related period. Any amounts payable will be accounted for as compensation.

Based upon the calculation for the calendar year 2003, a $3.5 million payment liability was recorded for total 2003 earnings-based payment obligations and an estimate for the six months of 2004 of $256,000 was recorded. These amounts will reduce the maximum aggregate obligation by the same amount.

(B)	A contingent, revenue-based payment obligation may be owed under the TrafficLeader acquisition agreement. The contingent revenue-based payment is conditioned on TrafficLeader having revenue in excess of $15 million for calendar year 2004. In the event that TrafficLeader meets the minimum revenue threshold, we will be obligated to pay an amount equal to 10% of each dollar in revenue above the $15 million threshold, up to a maximum payout cap of $1 million. Any amounts payable will be accounted for as additional goodwill.

In the event on or prior to December 31, 2004, there were a change of control of us or TrafficLeader, or TrafficLeader’s CEO and CTO both were either to resign for good reason or were terminated without cause, or we were to take any action prior to the end of December 31, 2004, which would make it impractical to calculate or reconstruct the earn out, we will be obligated to pay the full amount of the $1 million performance-based contingent payment.

On July 27, 2004, we acquired goClick for approximately $12.5 million in a combination of cash and equity. The cash portion of the consideration was equal to $8,229,750.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. We have allocated a portion of net proceeds from our offering to fund acquisitions. Furthermore, we expect that future capital expenditures may increase in future periods, particularly if our operating activity increases.

Based on our operating plans, we believe that the proceeds from our IPO, together with existing resources and cash flows provided by operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003, TrafficLeader in October 2003 and goClick in July 2004. As a result, we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. Our failure to address these risks and difficulties successfully could seriously harm us.

We will need additional funding to support our operations and capital expenditures and to pursue our business strategy, which may not be available to us and which lack of availability could adversely affect our financial condition.

We have no committed sources of additional capital. We intend to fund our current operations and capital expenditures from cash flow from operations and our cash on hand, which includes the net proceeds of our IPO, which closed in April 2004. If our capital resources are insufficient to continue our operations and fund current capital expenditures, we will have to raise additional funds. We will also need additional funds to, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities will result in additional dilution to existing stockholders. If adequate additional funds are not available, we will be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy, including the possibility of additional acquisitions or internally developed businesses.

We may need additional funding to make payments to the former shareholders of Enhance Interactive and TrafficLeader, which may not be available to us and our failure to raise such funding could adversely affect our financial condition.

We are obligated to make earnings-based performance payments to the original shareholders and certain employees of eFamily which we acquired in February 2003, together with its direct wholly-owned subsidiary, Enhance Interactive. These payment obligations are calculated based on a percentage of Enhance Interactive’s earnings before taxes excluding stock-based compensation and amortization of intangibles relating to the acquisition for the calendar years 2003 and 2004, according to the terms of the merger agreement, with a maximum aggregate obligation of $13.5 million. For the 2003 calendar year, the total Enhance Interactive earnings-based payment obligation was approximately $3.5 million. We may also be obligated to make revenue-based performance payments to the original shareholders of TrafficLeader, which we acquired in October 2003. If TrafficLeader has revenues in excess of $15 million for 2004, we will be obligated to pay an amount equal to 10% of each dollar in revenue above the $15 million threshold, with a maximum obligation of $1 million. We may need additional funding to meet our payment obligations under our acquisition agreements for Enhance Interactive and TrafficLeader, and our failure to raise such funding could have a material adverse effect upon our financial condition.

We have incurred losses since our inception, and we expect our losses to continue for the foreseeable future, which will adversely affect our ability to achieve profitability.

We have incurred net losses since inception and had an accumulated deficit of $5.4 million as of June 30, 2004.

Our net losses are likely to continue for the foreseeable future. Also, our net losses may increase to the extent we increase our sales and marketing activities and acquire additional businesses. These efforts may prove to be more expensive than we currently anticipate which could further increase our net losses. We cannot predict if we will become profitable in the future. Even if we were to achieve profitability, we may not be able to sustain it.

We have made a recent acquisition and may make future acquisitions, which could divert management’s attention, cause ownership dilution to our stockholders, and be difficult to integrate.

Our business strategy depends heavily upon our ability to identify structure and integrate acquisitions. Acquisitions, strategic relationships and investments in the technology and Internet sectors involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives. Although many technology and Internet companies have grown in terms of revenue, few companies are profitable or have competitive market share. Our acquired companies and potential strategic acquisition, strategic relationship or investment targets and partners may have histories of net losses and may expect net losses for the foreseeable future.

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

Further, as of June 30, 2004 our founding officers together control ninety-seven percent (97%) of the voting power of our issued and outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding officers, for any reason, or any conflict among our founding officers, could harm our current and future operations and prospects.

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

We rely primarily on distribution partners to provide us with access to users and consumers. This sector has experienced, and will likely continue to experience, consolidation among the larger distribution partners. This consolidation has reduced the number of partners that control the online advertising outlets with the most user traffic. For example, Yahoo! owns or controls multiple distribution networks and destinations. According to U.S. Bancorp Piper Jaffray in a March 2003 report, Yahoo! Search accounted for twenty-one percent (21%) of the online searches in the United States and Google accounted for thirty-four percent (34%). Certain Yahoo! subsidiaries are among our current distribution partners, and we purchase advertising on Google.

As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of merchant advertisements and cost of placement. Our agreements with large distribution partners contain short-term termination clauses in their favor. We cannot be assured that we will maintain our current agreements with any of these distribution partners. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us. A loss of any of these distribution partners or a decrease in revenue from any one of these distribution relationships could have an adverse effect on our revenue, and the loss of any one large distribution partner could have a material adverse effect on our business, financial condition and results of operations.

We currently have a reliance on certain distribution partners, including Yahoo! and its subsidiaries, to distribute our services. The termination of any of these distribution relationships could have a material adverse effect on our operating results.

We currently have certain distribution partners that deliver a significant percentage of traffic to our merchant listings, in terms of click-throughs. Yahoo!, primarily through its subsidiaries, such as Inktomi and Overture, is the largest distribution partner of our paid inclusion services, and these distribution relationships collectively represented more than 20% of our total revenue for the six months ended June 30, 2004. Prior to this period, for the year ended December 31, 2003, distribution through Yahoo! and its subsidiaries collectively represented less than 10% of our total revenue. Existing agreements with certain Yahoo! subsidiaries contain mutual termination clauses and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid click-throughs. We intend to continue devoting resources in support of our Yahoo! relationship, although there are no guarantees that this relationship will remain in place over the short- or long-term.

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

For example, Overture Services, a subsidiary of Yahoo!, which operates in certain competitive areas with us, owns a patent (U.S. Patent No. 6,269,361), which purports to give Overture rights to certain bid-for-placement products and pay-per-performance search technologies. Overture is currently involved in litigation with FindWhat relating to this patent. FindWhat is vigorously contesting Overture’s patent. If we were to acquire or develop a related product or business model that Overture construes as infringing upon the above-referenced patent, then we could be asked to license, re-engineer our product(s) or revise our business model according to terms that may be extremely expensive and/or unreasonable. Additionally, if Overture construes any of our current products or business models as infringing upon the above-referenced patent, then we could be asked to license, re-engineer our product(s) or revise our business model according to terms that could be extremely expensive and/or unreasonable.

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

We operate in a highly competitive and changing environment. We principally compete with other companies in five main areas:

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have filed two provisional patent applications with the United States Patent and Trademark Office and may in the future file additional patents with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trade name and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology. Any such failure could have a material adverse effect on our business.

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

We may incur liabilities for the activities of users of our service and our merchant advertisers, which could adversely affect our business.

Many of our advertisement generation processes are automated, and we do not conduct a manual editorial review of a substantial number of our merchant listings. State, federal as well as applicable international law relating to the liability of providers of online services including merchant listings and other third party content is currently unsettled and could damage our business. We may not successfully avoid liability for unlawful activities carried out by consumers of our services, or unpermitted uses of our merchant listings by distribution partners.

Our potential liability for unlawful activities of users of our services or unpermitted uses of our merchant listings by distribution partners could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Furthermore, under agreements with certain of our largest distribution partners, we are required to indemnify these partners against any liabilities or losses resulting from the content of our merchant listings. Although our merchant advertisers indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liability or losses incurred by us as a result of the activities of our merchant advertisers.

Our insurance policies may not provide coverage for liability arising out of activities of users of our services. Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

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

We have suffered losses and may continue to suffer losses as a result of payments made with fraudulent credit card data. Our failure to control fraudulent credit card transactions adequately could reduce our net revenue and gross margin. In addition, under limited circumstances, we extend credit to merchant advertisers who may default on their accounts payable to us or fraudulently “charge-back” amounts on their credit cards for services that have already been delivered by us.

Government regulation of the Internet may adversely affect our business and operating results.

Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet. Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state levels have enacted and are considering various laws and regulations relating to the Internet. Individual states may also enact stricter consumer legislation that affects the conduct of our business.

Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. For example, as a result of the actions of merchant advertisers in our network we may be subject to the application of existing laws and regulations relating to a wide variety of issues such as privacy, gambling, sweepstakes, promotions, financial market regulation, and intellectual property ownership and infringement. In addition, existing laws that regulate or require licenses or permits for certain businesses of merchant advertisers may be unclear in their application to our business, including those related to the insurance and securities brokerage, law offices and pharmacies. Our business may be negatively affected by a variety of new or existing laws and regulations, which may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.

The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business. The existing federal laws include, among others:

•	The Digital Millennium Copyright Act and its related safe harbors are intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others.

•	The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children, and they impose additional restrictions on the ability of online services to collect user information from minors.

•	The Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

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

The restrictions imposed by, and cost of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.

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

In 1998, the federal government imposed a three-year moratorium on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions. This moratorium was extended until November 1, 2003, and has now expired. Unless the moratorium is extended by Congress, state and local governments may levy additional taxes on Internet access and electronic commerce transactions. An increase in applicable taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the level of usage of our services.

Risks Relating To Our Class B Common Stock

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our Class B common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with a strategic transaction;

•	the release of shares of Class B common stock from contractual “lock-up” restrictions implemented in connection with our IPO;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	changes in the market valuations of similar companies; and

•	changes in our industry and the overall economic environment.

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

Our founding officers beneficially own all of our outstanding shares of Class A common stock, representing 96% of the voting power of all issued and outstanding shares of our capital stock as of June 30, 2004. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founding officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Part II—Other Information

Item 1. Legal proceedings.

Not applicable with respect to the current reporting period.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

(a)	Not applicable.

(b)	Not applicable.

(c)	During the period ended June 30, 2004, the Company issued and sold an aggregate of 37,850 shares of Class B common stock that were not registered under the Securities Act of 1933 upon the exercise of stock options previously issued to two employees and one independent contractor under the Company’s 2003 stock incentive plan, with an average weighted exercise price of $1.55. The Company received an aggregate of $58,525 as payment upon exercise thereof.

The issuance of stock options and the Class B common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

All of the securities issued in connection with the foregoing option exercises are deemed restricted securities for the purposes of the Securities Act. All certificates representing the issued shares of Class B common stock described above included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

(d)	On March 30, 2004, our registration statement on Form SB-2 (No. 333-111096) was declared effective by the Securities and Exchange Commission, pursuant to which we registered 4,000,000 shares of our Class B common stock, and another 600,000 shares subject to the underwriters’ over-allotment option. The shares of Class B common stock registered under the registration statement, including the 600,000 shares of Class B common stock covered by the over-allotment option, were sold at a price of $6.50 per share. The IPO generated gross offering proceeds of approximately $29.9 million. The closing of the IPO and the exercise in full of the underwriter’s over-allotment option, took place on April 5, 2004. The managing underwriters were Sander Morris Harris, Inc. and National Securities Corporation. In connection with the IPO, we incurred $1.5 million in underwriting discounts and commissions, and approximately $1.2 million in other cash related expenses. The net proceeds from the IPO, after deducting the foregoing expenses, were approximately $27.2 million. Pending application of the funds, as described in our registration statement on Form SB-2, we have invested the net proceeds in short-term, investment grade, interest-bearing securities.

Effective upon the closing of our IPO, all previously outstanding shares of Series A redeemable convertible preferred stock were automatically converted into Class B common stock and in connection therewith, we filed an amended and restated certificate of incorporation, a copy of which was filed as an exhibit to Amendment No. 2 to our registration statement on Form SB-2 as filed with the Securities and Exchange Commission on March 19, 2004. This amendment and restatement, among other things, increased the authorized shares of Class B common stock and authorized undesignated shares of preferred stock.

Item 3. Defaults Upon Senior Securities.

Not applicable with respect to the current reporting period.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable with respect to the current reporting period.

Item 5. Other Information.

Not applicable with respect to the current reporting period.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification of CEO pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

(b)	Reports on Form 8-K:

(i)	Current Report on Form 8-K dated May 13, 2004, furnished to the SEC on May 13, 2004, with respect to the announcement of Marchex’s financial results for the quarter ended March 31, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCHEX, INC.

By:	/s/ Michael A. Arends
Name:	Michael A. Arends
Title:	Chief Financial Officer (principal accounting officer)

August 16, 2004