Form 10QSB
period 2004-09-30
MARCHEX INC
filed 2004-11-15
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 12, 2004
Class A common stock, par value $.01	11,987,500
Class B common stock, par value $.01	13,496,256

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Marchex, Inc.

Form 10-QSB

		Page
Part I—Financial Information
Item 1.	Financial Statements (unaudited).	3

	Condensed Consolidated Balance Sheets – September 30, 2004 and December 31, 2003.	3

	Condensed Consolidated Statements of Operations – Period from January 1 to February 28, 2003 (Predecessor Period), period from January 17, 2003 (Inception) to September 30, 2003, nine months ended September 30, 2004, and quarters ended September 30, 2004 and 2003 (Successor Periods).	4

	Condensed Consolidated Statements of Cash Flows – Period from January 1 to February 28, 2003 (Predecessor Period), period from January 17, 2003 (Inception) to September 30, 2003, nine months ended September 30, 2004 and quarters ended September 30, 2004 and 2003 (Successor Periods).	5

Item 2.	Management’s Discussion and Analysis.	12

Item 3.	Controls and Procedures.	41

Part II—Other Information

Item 1.	Legal Proceedings.	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	42

Item 3.	Defaults Upon Senior Securities.	42

Item 4.	Submission of Matters to a Vote of Security Holders.	42

Item 5.	Other Information.	43

Item 6.	Exhibits and Reports on Form 8-K.	43

Part I—Financial Information

Item 1. Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2003	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$6,019,119	24,772,316
Accounts receivable, net	1,627,730	2,301,249
Other receivables	384	—
Prepaid expenses	117,596	357,871
Income tax receivable	290,939	17,727
Deferred tax assets	263,193	513,404
Other current assets	24,190	46,202

Total current assets	8,343,151	28,008,769
Property and equipment, net	994,793	1,279,962
Other assets	409,878	61,465
Goodwill	17,252,999	26,666,058
Identifiable intangible assets, net	6,701,791	6,487,815

Total assets	$33,702,612	62,504,069

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,842,229	3,868,745
Accrued payroll and benefits	252,642	278,209
Accrued expenses and other current liabilities	1,031,850	930,283
Accrued facility relocation	—	59,498
Deferred revenue	848,958	1,755,738
Earn-out liability payable	3,525,995	377,547

Total current liabilities	8,501,674	7,270,020
Deferred tax liabilities	1,829,687	658,043
Deferred revenue	38,993	23,617
Accrued facility relocation	—	50,578
Other non-current liabilities	2,274	38,183
Fair value of redemption obligation	55,250	—

Total liabilities	10,427,878	8,040,441
Series A redeemable convertible preferred stock	21,440,402	—
Commitments, contingencies, and subsequent events
Stockholders’ equity:
Class A common stock	122,500	122,500
Class B common stock	15,675	134,216
Additional paid-in capital	6,716,734	60,146,934
Deferred stock-based compensation	(1,532,340)	(690,937)
Accumulated deficit	(3,488,237)	(5,249,085)

Total stockholders’ equity	1,834,332	54,463,628

Total liabilities and stockholders’ equity	$33,702,612	62,504,069

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to September 30, 2003	Nine months ended September 30, 2004	Quarter ended September 30, 2003	Quarter ended September 30, 2004
Revenue	$3,071,055	12,431,493	28,682,924	5,359,274	12,215,835

Expenses:
Service costs (1)	1,732,813	6,806,021	18,142,886	2,967,206	7,619,496
Sales and marketing (1)	365,043	1,592,722	3,196,996	723,753	1,156,314
Product development (1)	144,479	844,399	1,636,321	384,248	602,478
General and administrative (1)	234,667	1,816,522	2,613,932	659,178	1,072,505
Acquisition-related retention consideration (2)	—	—	374,858	—	119,198
Facility relocation	—	—	199,960	—	(30,499)
Stock-based compensation (3)	38,981	1,587,476	721,403	326,407	125,405
Amortization of intangible assets (4)	—	2,028,244	3,473,976	869,587	1,404,464

Total operating expenses	2,515,983	14,675,384	30,360,332	5,930,379	12,069,361

Income (loss) from operations	555,072	(2,243,891)	(1,677,408)	(571,105)	146,474
Other income (expense):
Interest income	1,529	33,502	163,808	16,931	82,462
Interest expense	—	—	(3,728)	—	(1,915)
Adjustment to fair value of redemption obligation	—	—	55,250	—	—
Other	—	—	3,644	—	—

Total other income	1,529	33,502	218,974	16,931	80,547

Income (loss) before provision for income taxes	556,601	(2,210,389)	(1,458,434)	(554,174)	227,021
Income tax expense (benefit)	224,082	(783,231)	(118,016)	(196,368)	82,787

Net income (loss)	332,519	(1,427,158)	(1,340,418)	(357,806)	144,234
Accretion to redemption value of redeemable convertible preferred stock	—	911,620	420,430	407,265	—

Net income (loss) applicable to common stockholders	$332,519	(2,338,778)	(1,760,848)	(765,071)	144,234

Basic net income(loss) per share applicable to common stockholders		$(0.18)	$(0.08)	$(0.06)	$0.01
Diluted net income (loss) per share applicable to common stockholders		$(0.18)	$(0.08)	$(0.06)	$0.01
Shares used to calculate basic net income (loss) per share		13,203,398	20,971,993	12,992,500	25,166,363
Shares used to calculate diluted net income (loss) per share		13,203,398	20,971,993	12,992,500	26,968,840

(1) Excludes acquisition-related retention consideration, stock-based compensation and amortization of intangible assets
(2) Components of acquisition-related retention consideration
Service costs	—	—	44,608	—	14,185
Sales and marketing	—	—	127,427	—	40,503
Product development	—	—	137,948	—	43,865
General and administrative	—	—	64,875	—	20,645
(3) Components of stock-based compensation
Service costs	190	39,158	8,550	—	2,250
Sales and marketing	715	316,574	124,161	87,720	7,573
Product development	37,710	164,070	47,230	38,348	12,653
General and administrative	366	1,067,674	541,462	200,339	102,929
(4) Components of amortization of intangible assets
Service costs	—	1,503,244	2,447,901	644,587	978,389
Sales and marketing	—	204,167	532,527	87,500	207,527
Product development	—	—	—	—	—
General and administrative	—	320,833	493,548	137,500	218,548

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17, (inception) to September 30, 2003	Nine months ended September 30, 2004
Cash flows from operating activities:
Net income (loss)	$332,519	(1,427,158)	(1,340,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	43,584	2,228,183	3,917,774
Adjustment to fair value of redemption obligation	—	—	(55,250)
Facility relocation	—	—	137,736
Allowance for doubtful accounts and merchant advertiser credits	86,908	282,848	870,325
Stock-based compensation	38,981	1,587,476	721,403
Deferred income taxes	(6,956)	(1,332,902)	(1,436,096)
Income tax benefit related to stock options	231,038	—	179,869
Change in certain assets and liabilities, net of acquisitions:			—
Accounts receivable, net	(135,457)	(512,866)	(1,564,144)
Other receivables	(1,137)	(3,480)	398
Income tax receivable and payable	—	(385,329)	273,212
Prepaid expenses and other current assets	(26,549)	(31,878)	(261,752)
Accounts payable	(403,753)	896,950	570,085
Accrued expenses, payroll, benefits and other current liabilities	117,133	372,392	(82,652)
Deferred revenue	75,650	64,306	313,291
Acquisition-related retention consideration in earn-out liability	—	—	94,278
Other non-current liabilities	1,092	(469)	(2,274)

Net cash provided by operating activities	353,053	1,738,073	2,335,785

Cash flows from investing activities:
Purchases of property and equipment	(63,878)	(378,385)	(627,148)
Cash paid for acquisitions, net of cash acquired	—	(13,295,931)	(10,519,156)
Proceeds from sale of equipment	—	—	3,710
Decrease in other non-current assets	—	(149,433)	(27,728)

Net cash used in investing activities	(63,878)	(13,823,749)	(11,170,322)

Cash flows from financing activities:
Capital lease obligation principal paid	—	—	(2,689)
Offering costs paid	—	—	(1,082,809)
Proceeds from IPO, net of offering costs	—	—	28,405,100
Proceeds from exercises of stock options	37,288	—	86,650
Proceeds from employee stock purchase plan	—	—	181,482
Proceeds from sale of stock	—	132,500	—
Proceeds from sale of redeembable convertible preferred stock	—	20,121,517	—

Net cash provided by financing activities	37,288	20,254,017	27,587,734

Net increase in cash and cash equivalents	326,463	8,168,341	18,753,197
Cash and cash equivalents at beginning of period	1,494,300	—	6,019,119

Cash and cash equivalents at end of period	$1,820,763	8,168,341	24,772,316

See accompanying notes to condensed consolidated financial statements

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to the Quarterly Report under the Securities Exchange Act of 1934, as amended, on Form 10-QSB and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s final prospectus dated March 30, 2004 for its initial public offering filed with the Securities and Exchange Commission.

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

In addition, if the minimum earnings before taxes thresholds above are achieved, a payment of 5.56% of the acquired businesses’ 2003 and 2004 earnings before taxes up to an aggregate maximum of $1,000,000 will be paid to certain current employees of the acquired business (“acquisition-related retention consideration”). These amounts will be accounted for as compensation expense. The threshold determination is calculated separately for each of the calendar years 2003 and 2004. At September 30, 2003, in consideration of the assessed probability of payment, no amounts were accrued for the acquisition-related retention consideration. For the calendar year 2003, $283,000 was recorded for the acquisition-related retention consideration including employer payroll-related taxes. For the quarter ended September 30, 2004, an additional $119,000 in acquisition-related retention consideration was recorded based on the quarterly portion of the annual estimated forecast. For the nine months ended September 30, 2004, total acquisition-related consideration of $375,000 was recorded.

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

The Company’s condensed consolidated statements of operations, and cash flows have been presented for the period from January 17, 2003 (inception) through September 30, 2003. The assets, liabilities and operations of Enhance Interactive are included in the Company’s condensed consolidated financial statements since the February 28, 2003 acquisition date. All significant inter-company transactions and balances have been eliminated in consolidation. The Company’s purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values on the acquisition date. Accordingly, the Company’s condensed consolidated financial results for periods subsequent to the acquisition are not comparable to the condensed financial statements of Enhance Interactive presented for prior periods. The condensed consolidated statements of operations and cash flows representing Enhance Interactive’s results prior to February 28, 2003 have been presented as the “Predecessor” for the period from January 1 to February 28, 2003. The Company, including the results of Enhance Interactive since the date of acquisition, is referred to as the “Successor” in the accompanying condensed consolidated financial statements.

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

On July 27, 2004, the Company acquired 100% of the outstanding stock of goClick.com, Inc. (“goClick”), a Norwalk, Connecticut-based company, for the following consideration:

•	$7.5 million in net cash and acquisition costs; plus

•	433,541 shares of Class B common stock.

The shares of Class B common stock were valued at $9.55 per share (for accounting purposes) for an aggregate amount of $4.14 million.

goClick is a provider of marketing technology and services for small merchants. The assets, liabilities and operations of goClick are included in the Company’s condensed consolidated financial statements since the July 27, 2004 acquisition date.

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

Upon the completion of the initial public offering on April 5, 2004, 6,724,063 outstanding shares of the Company’s Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock and the Series A redeemable convertible preferred stock was automatically retired. Subsequent to the initial public offering, the authorized number of shares of preferred stock is 1,000,000 and the authorized number of shares of the Class B common stock is 125,000,000. The Board has the authority to issue up to 1,000,000 shares of preferred stock, $0.01 par value, in one or more series and has the authority to designate rights, preferences, privileges and restrictions of each such series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series.

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

The Company’s significant accounting policies are disclosed in the Company’s final prospectus dated March 30, 2004 for its initial public offering filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed during the quarter ended September 30, 2004.

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

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding awards in each period.

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17, (inception) to September 30, 2003	Nine months ended September 30, 2004	Quarter ended September 30, 2003	Quarter ended September 30, 2004
Net income (loss) applicable to common stockholders:
As reported	$332,519	(2,338,778)	(1,760,848)	(765,071)	144,234
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effect	38,428	1,020,889	627,213	198,757	122,363
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(42,375)	(1,449,094)	(3,019,403)	(486,415)	(968,481)

Pro forma	$328,572	(2,766,983)	(4,153,038)	(1,052,729)	(701,884)

Net income (loss) per share applicable to common stockholders:
As reported (basic and diluted)		$(0.18)	$(0.08)	$(0.06)	$0.01
Pro forma (basic and diluted)		$(0.21)	$(0.20)	$(0.08)	$(0.03)

The Company and the Predecessor account for non-employee stock-based compensation in accordance with SFAS No. 123 and FASB Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(4)	Net Income (Loss) Per Share

The Company’s basic and diluted net income (loss) per share is presented for the period from January 17, 2003 (inception) to September 30, 2003, for the nine months ended September 30, 2004 and for the quarters ended September 30, 2003 and 2004. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net income (loss) applicable to common stockholders consists of net income (loss) as adjusted for the impact of accretion of redeemable convertible preferred stock to its redemption value. As the Company had a net loss during the period from January 17, 2003 (inception) to September 30, 2003, for the nine months ended September 30, 2004 and for the quarter ended September 30, 2003, basic and diluted net loss per share are the same.

The following table reconciles the Company’s reported net income (loss) applicable to common stockholders used to compute basic and diluted net income (loss) per share for the period from January 17, 2003 (inception) to September 30, 2003, for the nine months ended September 30, 2004 and for the quarters ended September 30, 2003 and 2004:

	Successor Periods
	Period from January 17, (inception) to September 30, 2003	Nine months ended September 30, 2004	Quarter ended September 30, 2003	Quarter ended September 30, 2004

Numerator:

Net income (loss)	(1,427,158)	(1,340,418)	(357,806)	144,234
Accretion to redemption value of Series A redeemable convertible preferred stock	911,620	420,430	407,265	—

Net income (loss) applicable to common stockholders	(2,338,778)	(1,760,848)	(765,071)	144,234

Denominator:

Weighted average common shares outstanding excluding unvested common shares subject to repurchase or cancellation	13,203,398	20,971,993	12,992,500	25,166,363

Weighted average number of shares outstanding used to calculate basic net income (loss) per share	13,203,398	20,971,993	12,992,500	25,166,363

Effect of dilutive securities

Weighted average stock options and warrants and unvested common shares subject to repurchase or cancellation	—	—	—	1,802,477
Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	13,203,398	20,971,993	12,992,500	26,968,840

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.18)	$(0.08)	$(0.06)	$0.01

The computation of diluted net loss per share during the period from January 17, 2003 (inception) to September 30, 2003, for the nine months ended September 30, 2004, and for the quarter ended September 30, 2003, excludes the following because their effect would be anti-dilutive:

•	6,724,063 shares issuable upon conversion of the Series A redeemable convertible preferred stock at September 30, 2003. On April 5, 2004, 6,724,063 shares of the Company’s Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock;

•	Outstanding options at September 30, 2003 to acquire: (a) 2,421,500 shares of Class B common stock with a weighted average exercise price of $1.67 per share; and (b) 273,350 options to acquire shares of Class B common stock with an exercise price equal to the initial public offering price; provided that in the event that twelve months from the option grant date the Company had not completed a firm commitment initial public offering with gross proceeds of at least $20 million, these options were to have an exercise price equal to the then determined fair market value. Outstanding options at September 30, 2004 to acquire 3,571,167 shares of Class B common stock with a weighted average exercise price of $4.02 per share;

•	Warrants to acquire 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share at September 30, 2004; and

•	108,462 Class B restricted common shares issued in connection with the October 2003 acquisition of TrafficLeader at September 30, 2004. These shares were for future services that vest over 3 years. Additionally, these unvested shares were excluded from the computation of basic net income (loss) per share.

(5)	Concentrations

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

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17, (inception) to September 30, 2003	Nine months ended September 30, 2004	Quarter ended September 30, 2003	Quarter ended September 30, 2004
Distribution Partner A	12%	8%	4%	9%	5%
Distribution Partner B	—	—	19%	—	15%
Distribution Partner C	—	—	9%	—	17%

(6)	Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s or the Predecessor’s management. For all periods presented, the Company and the Predecessor operated as a single segment. The Company and the Predecessor operate in a single business segment principally in domestic markets providing internet merchant transaction services to enterprises.

Revenues from merchant advertisers by geographical areas are tracked on the basis of the location of the merchant advertiser. The vast majority of the Company’s and its Predecessor’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various activities involving the Internet.

Revenues by geographic region are as follows:

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17, (inception) to September 30, 2003	Nine months ended September 30, 2004	Quarter ended September 30, 2003	Quarter ended September 30, 2004
United States	90%	90%	90%	91%	85%
Canada	5%	5%	4%	3%	5%
Other countries	5%	5%	6%	6%	10%

	100%	100%	100%	100%	100%

(7)	Facility Relocation

As part of its anticipated expansion, in March 2004, the Company entered into a sublease agreement for new office facilities in Seattle, Washington and relocated from its original office facilities also located in Seattle, Washington. Future minimum payments related to these new facilities as of September 30, 2004 are as follows: $74,000 in 2004, $340,000 in 2005, $422,000 in 2006, and $455,000 in each of 2007, 2008 and 2009. The remaining lease obligation for the previous office facilities extends through June 30, 2006 and totaled $219,000 as of September 30, 2004. In March 2004, the Company accrued for lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities. For the quarter ended September 30, 2004, the Company reduced the lease and related costs accrual by $30,000 based on a revised estimate for subtenant income.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income may not materialize. Accordingly, these estimates may be adjusted in future periods. The remaining liability at September 30, 2004 was $110,000, of which $59,000 was the current portion.

(8)	Acquisition of goClick.com, Inc.

On July 27, 2004, the Company acquired 100% of the outstanding stock of goClick. goClick is a provider of marketing technology and services for small merchants. As a result of the acquisition, the Company obtained customer-facing technologies and a broader base of merchant advertisers and distribution partners. The purchase price consideration consisted of cash and acquisition costs of approximately $8,586,000 and 433,541 shares of Class B common stock. The shares of Class B common stock were valued at $9.55 per share (for accounting purposes) for an aggregate amount of $4.14 million. The holder of such shares is entitled to customary piggyback registration rights.

The following summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets, including acquired cash and cash equivalents of $1,037,756	$1,060,078
Property and equipment	27,819
Intangible assets	3,260,000
Goodwill	9,387,023

Total assets acquired	13,734,920

Current liabilities	1,008,853

Net assets acquired	$12,726,067

The acquired intangible assets in the amount of $3,260,000 have a weighted average useful life of approximately 1.9 years. The identifiable intangible assets are comprised of a merchant advertiser customer base with a value of approximately $500,000 (2-year weighted-average useful life), distribution partner base with a value of approximately $700,000 (3-year weighted-average useful life), non-compete agreement with a value of approximately $900,000 (2-year weighted average useful life), trademarks/domain names with a value of approximately $60,000 (3-year weighted average useful life), and acquired technology with a value of $1,100,000 (1-year weighted average useful life). The goodwill of $9,387,023 and the acquired intangible assets with a value of $3,260,000 are deductible for tax purposes. The estimated fair value of assets and liabilities assumed are based upon preliminary estimates and may vary from the final allocation of the purchase price consideration.

The following table presents pro forma results of operations for the nine months ended September 30, 2004 as if the acquisition of goClick had occurred as of the beginning of the period. The pro forma results of operations for the nine months ended September 30, 2004 are based on the historical results of operations of goClick for the period from January 1, 2004 to July 26, 2004 and the historical results of the Company for the nine months ended September 30, 2004. The following table also presents pro forma results of operations for the nine months ended September 30, 2003 as if the acquisition of goClick and the 2003 acquisitions of TrafficLeader and the Predecessor had occurred as of the beginning of the period. The pro forma results of operations for the nine months ended September 2003 are based on the historical results of operations of goClick and TrafficLeader for the nine months ended September 30, 2003, the historical results of the Company for the period from January 17, 2003 (inception) to September 30, 2003, and the Predecessor for the two months ended February 28, 2003.

	January 2003 to September 30, 2003	Nine months ended September 30, 2004
Revenue	$21,702,111	32,434,453
Net loss	(1,737,401)	(1,275,065)
Net loss applicable to common stockholders	(2,649,021)	(1,695,495)
Net loss per share applicable to common stockholders:
Basic and diluted loss per share	$(.19)	(.08)

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at January 1, 2003 or at January 1, 2004, nor is it necessarily indicative of results that may occur in the future.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed financial statements and related notes thereto, and with the audited consolidated financial statements and the notes thereto of the Predecessor to Marchex, Inc. as of February 28, 2003 and for the period from January 1, 2003 through February 28, 2003 and of Marchex, Inc. as of December 31, 2003 and for the period from January 17, 2003 (inception) through December 31, 2003, included in our final prospectus dated March 30, 2004 filed with the Securities and Exchange Commission.

Overview

We provide a suite of technology-based services for merchants that enable, facilitate and drive growth in both customers and online transactions. We connect merchants with consumers who are searching for information, products and services on the Internet. Our platform of integrated performance-based advertising and search marketing services enables merchants to more effectively market and sell their products and services across multiple online distribution channels, including search engines, product shopping engines and directories.

We currently provide our merchant advertisers with the following technology-based services:

•	Pay-Per-Click Services. Through our pay-per-click services, we help merchant advertisers create keyword listings that describe their products or services which we market to millions of consumers and businesses primarily through advertising listings included in search engine and directory results.

•	Feed Management Services. Through our feed management services, which include paid inclusion services, we deliver highly-targeted merchant advertiser product and service listings that otherwise may not have been indexed into search engines, product shopping engines or directories.

•	Advertising Campaign Management Services. Through our advertising campaign management services, we enable merchant advertisers to (1) track, monitor and optimize the placement of performance-based search advertising campaigns across a number of performance-based search advertising engines and networks using our bid management service and (2) track the effectiveness of their online advertising campaigns using our conversion tracking and analytics services.

•	Search Management Services. Through our search management services, we enable super merchant aggregators, such as BellSouth, to utilize an outsourced, integrated platform to market our performance-based advertising and search marketing services directly to their merchants.

•	Search Engine Optimization Services. Through our search engine optimization services, we optimize key indicators of merchant advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results set of algorithmic search engines.

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

Prior Acquisitions

Enhance Interactive

In February 2003, we acquired eFamily together with its wholly-owned subsidiary Enhance Interactive, a Provo, Utah-based company, for the following consideration:

•	$13.3 million in net cash and acquisition costs; plus

•	Additional consideration in the form of a contingent earnings-based cash payment of up to $13.5 million payable over two years, of which $3.5 million has been paid and up to a maximum obligation of $10.0 million remains.

The additional consideration consists of two components:

•	A contingent earnings-based payment to the original stockholders (“earn-out consideration”); and

•	A contingent earnings-based payment to certain employees (“retention consideration”).

These amounts are payable by us with respect to the years 2003 and 2004. We shall have no obligation with respect to a calendar year in the event that Enhance Interactive’s earnings before taxes, excluding stock-based compensation and amortization of intangibles relating to the acquisition (“earnings before taxes”) do not exceed $3.5 million for that calendar year. The threshold determination is calculated separately for each of the calendar years 2003 and 2004. For the 2003 calendar year, the total Enhance Interactive earnings-based payment obligation was approximately $3.5 million.

The contingent payment of earn-out consideration, payable to the original stockholders of Enhance Interactive, is calculated based on the formula of 69.44% of earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $12.5 million in aggregate. This payment obligation for each calendar year is conditioned on Enhance Interactive meeting the earnings threshold described above. To the extent we make any payments under this obligation, we have and will account for such amounts as additional goodwill. For the 2003 calendar year, the earn-out consideration was approximately $3.2 million.

The contingent payment of retention consideration, payable to certain employees of Enhance Interactive, is calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $1 million in aggregate. This payment obligation for each calendar year is also conditioned on Enhance Interactive meeting the earnings threshold described above. To the extent we make any payments under this obligation, we have and will account for such amounts as compensation. For the nine months ended September 30, 2004, we recorded an additional $375,000 in retention-related consideration as compensation for such period, although the actual amount for the calendar year 2004 has not yet been determined. With respect to the quarter ended September 30, 2004, we recorded $119,000 in retention-related consideration.

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

TrafficLeader

In October 2003, we acquired TrafficLeader, a Eugene, Oregon-based company, for the following consideration:

•	$3.2 million in net cash and acquisition costs; plus

•	425,000 shares of Class B common stock, which had a redemption right that terminated upon the closing of our initial public offering in April 2004; plus

•	137,500 shares of restricted Class B common stock which will vest over a three-year period in installments of 16.67% after each six month period during that term; plus

•	Additional consideration in the form of a contingent revenue-based cash incentive payment of up to $1.0 million.

With respect to the second and third components, the total value of the shares and the redemption right was recorded at $3.9 million. Prior to its expiration, the redemption right required us to buy back the 425,000 shares for $8.00 per share, but only at the election of the holders of 75% of such shares in the event we had not completed a firm commitment initial public offering with gross proceeds of at least $20.0 million prior to October 24, 2005.

Of the 137,500 restricted shares, 108,432 were issued to employees of TrafficLeader and valued at $732,000, which amount is recorded as compensation expense over the associated employment period during which these shares vest.

In the event that on or prior to December 31, 2004, there is a change of control of TrafficLeader or of us, or both TrafficLeader’s CEO and CTO either resign for good reason or are terminated without cause, or we take any action prior to the end of December 31, 2004, which makes it impractical to calculate or reconstruct the earn-out obligation, we will be obligated to pay the full amount of the $1 million contingent payment obligation.

goClick

In July 2004, we acquired goClick, a Norwalk, Connecticut-based company for the following consideration:

•	$7.5 million in net cash and acquisition costs; plus

•	433,541 shares of Class B common stock.

The shares of Class B common stock were valued at $9.55 per share (for accounting purposes) for an aggregate amount of $4.14 million.

Consolidated Statements of Operations

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

The assets, liabilities and operations of Enhance Interactive, TrafficLeader and goClick are included in our consolidated financial statements since the date of their respective acquisitions in February 2003, October 2003 and July 2004.

All significant inter-company transactions and balances have been eliminated in consolidation. Our purchase accounting resulted in all assets and liabilities from our acquisitions of Enhance Interactive, TrafficLeader and goClick being recorded at their estimated fair values on their respective acquisition dates. For the period of February 28 through December 31, 2003 and October 24, 2003 through December 31, 2003, all goodwill, intangible assets and liabilities resulting from the respective Enhance Interactive and TrafficLeader acquisitions have been recorded in our financial statements. Accordingly, our consolidated financial results for periods subsequent to the acquisition of Enhance Interactive are not comparable to the financial statements of Enhance Interactive presented for prior periods. The consolidated statements of operations and cash flows reflecting Enhance Interactive’s historical results have been presented for the period from January 1, 2003 through February 28, 2003.

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

Presentation of Financial Reporting Periods

For purposes of our discussion, we have included the results of operations of the Predecessor, Enhance Interactive. The comparative periods presented are:

•	the quarters ended September 30, 2003 and 2004; and

•	the combined periods of January 17, 2003 (inception) to September 30, 2003 and Enhance Interactive’s results from January 1, 2003 to February 28, 2003 (2003 period) compared to the nine months ended September 30, 2004 (2004 period).

In the 2003 period, we have included the overlapping operating activities of Enhance Interactive and our operating activities for the period of January 17, 2003 (inception) through February 28, 2003 (the date we acquired Enhance Interactive). From our inception through the date of our acquisition of Enhance Interactive, we were involved in business and product development, as well as financing and acquisition initiatives and accordingly, our activities were different from the operating activities of Enhance Interactive.

Revenue

We currently generate revenue through our suite of services, including our pay-per-click services, feed management services, advertising campaign management services, search management services and search optimization services.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services and feed management services. These primary sources amounted to greater than 91% of our revenues in all periods presented. Our secondary sources of revenue are our advertising campaign management services, search management services and search engine optimization services. These secondary sources amounted to less than 9% of our revenues in all periods presented. We have no barter transactions.

We recognize revenue upon the completion of our performance obligation, provided that (i) evidence of an arrangement exists, (ii) the arrangement fee is fixed and determinable, and (iii) collection is reasonably assured.

Performance-Based Advertising Services

In providing pay-per-click advertising services, we generate revenue upon our delivery of qualified click-throughs to our merchant advertisers. These merchant advertisers pay us a designated transaction fee for each click-through, which occurs when an online user clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites and other targeted Web-based content.

In providing feed management services, merchant advertisers pay for their Web pages and product databases to be crawled, or searched, and included in search engine and product shopping engine results within our distribution network. Generally, the paid inclusion results are presented separately on a Web page from the pay-per-click listings. For this service, revenue is generated when an online user clicks on a paid inclusion listing from search engine or product shopping engine results. Each click-through on an advertisement listing represents a completed transaction for which the merchant advertiser pays on a per-click basis. The placement of a paid inclusion result within search engine results is largely determined by its relevancy, as determined by the search engine partner.

Search Marketing Services

Merchant advertisers pay us additional fees for such services as advertising campaign management services, search management services and search engine optimization services. Merchant advertisers generally pay us on a click-through basis, although in certain cases we receive a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select merchant advertisers. We may also charge initial set-up or inclusion fees as part of our services. Total revenue from these services accounted for less than 9% of total revenue in all periods presented.

Banner advertising revenue is primarily based on a fixed fee per click and is generated and recognized on click-through activity. In limited cases, banner payment terms are volume-based with revenue generated and recognized when impressions are delivered.

Non-refundable account set-up fees are paid by merchant advertisers and are recognized ratably over the longer of the term of the contract or the average expected merchant advertiser relationship period, which generally ranges from twelve months to more than two years.

Other inclusion fees are generally associated with monthly or annual subscription-based services where a merchant advertiser pays a fixed amount to be included in our index of listings or our distribution partners’ indexes of listings. Revenues from these subscription arrangements are recognized ratably over the service period.

Industry and Market Factors

We enter into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our merchant advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount per click-through on these listings. The level of click-throughs contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. Our current growth will be impacted by our ability to increase our distribution, which impacts the number of Internet users who have access to our merchant advertisers’ listings and the rate at which our merchant advertisers are able to convert clicks from these Internet users into completed transactions, such as a purchase or sign up. Our current growth also depends on our ability to continue to increase the number of merchant advertisers who use our services and the amount these merchant advertisers spend on our services.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular it is difficult to project the number of click-throughs we will deliver to our merchant advertisers and how much merchant advertisers will spend with us, and it is even more difficult to anticipate the average revenue per click-through.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the presented periods include primarily the costs of:

•	user acquisition costs;

•	network operations;

•	serving our search results;

•	maintaining our Web sites;

•	credit card processing fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web site and network equipment;

•	colocation service charges of our Web site equipment;

•	bandwidth, and software license fees;

•	salaries of related personnel;

•	stock-based compensation of related personnel; and

•	amortization of intangible assets.

User Acquisition Costs

Service costs also include user acquisition costs that relate primarily to payments to our distribution partners for access to their user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their sites and indexes. The primary economic structure of our distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per click-through. Other economic structures that we may use to a lesser degree include:

•	fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid click-throughs; and

•	a combination arrangement with both fixed and variable amounts.

Our method of expensing user acquisition costs is based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments are generally expensed at the greater of (a) pro-rata over the term the fixed payment covers or (b) usage delivered to date divided by the guaranteed minimum amount of usage delivered. Agreements with variable payments based on a percentage of revenue, number of paid click-throughs or other metrics are generally expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Sales and Marketing

Sales and marketing expenses consist primarily of:

•	payroll and related expenses for personnel engaged in marketing and sales functions;

•	advertising and promotional expenditures; and

•	cost of systems used to sell to and serve merchant advertisers.

Product Development

Product development costs consist primarily of expenses incurred in the research and development, creation and enhancement of our Internet sites and services.

Our research and development expenses include:

•	compensation and related expenses;

•	costs of computer hardware and software; and

•	costs incurred in developing features and functionality of the services we offer.

For the periods presented, substantially all of our product development expenses are research and development.

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

General and Administrative

General and administrative expenses consist primarily of:

•	payroll and related expenses for executive and administrative personnel;

•	bad debt provision;

•	facilities costs;

•	professional services (including accounting, legal and insurance); and

•	other general corporate expenses.

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

The contingent payment obligation is calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout of $1.0 million in the aggregate. To the extent we make any payments under this obligation, we will account for such amounts as compensation. For the nine months ended September 30, 2004, we recorded an additional $375,000 in retention-related consideration as compensation for such period. The actual amount for the calendar year 2004 has not yet been determined. With respect to the quarter ended September 30, 2004, we recorded $119,000 in retention-related consideration.

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

We used variable accounting for options to purchase 125,000 shares of our Class B common stock that are issued under our Stock Incentive Plan. These options were held in escrow until February 28, 2004 as security for the indemnification obligations under the Enhance Interactive merger agreement, and were subject to forfeiture. We accounted for them as variable awards until the expiration of the agreed-upon escrow period on February 28, 2004.

Amortization of Intangibles

Amortization of identifiable intangible assets relates to intangible assets identified in connection with the purchase of Enhance Interactive, TrafficLeader and goClick.

Intangible assets identified in connection with the purchase of Enhance Interactive were valued at $8.4 million at the acquisition date of February 28, 2003. Intangible assets identified in connection with the purchase of TrafficLeader were valued at $1.3 million at the acquisition date of October 24, 2003. Intangible assets identified in connection with the purchase of goClick were valued at $3.3 million at the acquisition date of July 27, 2004.

The intangible assets have been identified as:

•	non-competition agreements;

•	trade and domain names;

•	distributor relationships;

•	merchant advertising customer base relationships; and

•	acquired technology.

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

As of September 30, 2004, we had net operating loss, or NOL, carryforwards of $1.8 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.8 million of carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

Initial Public Offering

On March 30, 2004 we commenced an initial public offering of 4.6 million shares of our Class B common stock. The closing of our initial public offering took place on April 5, 2004. The proceeds of our initial public offering, net of cash offering expenses, were approximately $27.2 million. In connection with our initial public offering, the underwriters were also granted warrants, exercisable over a four-year period commencing one year from the offering date and ending five years from the offering date, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. Net proceeds have been or are expected to be used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations and working capital and other general corporate purposes.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock

All 6,724,063 shares of our outstanding Series A redeemable convertible preferred stock were automatically converted into 6,724,063 shares of Class B common stock upon the closing of our initial public offering in April 2004. Prior to this conversion, holders of our Series A redeemable convertible preferred stock were entitled to receive annual cumulative dividends at the per annum rate of 8% of the original purchase price per share when and if declared by our board of directors. Upon the conversion of the Series A redeemable convertible preferred stock, dividend rights were automatically terminated and any rights to past dividends were forgiven.

Prior to the automatic conversion, we accounted for the difference between the carrying amount of the redeemable preferred stock and the redemption amount by increasing the carrying amount for periodic accretion using the interest method, so that the carrying amount was equal to the redemption amount at the earliest redemption date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the period indicated. The operating results for the predecessor period of January 1, 2003 to February 28, 2003 and the successor periods of January 17, 2003 (inception) to September 30, 2003, the nine months ended September 30, 2004 and the quarters ended September 30, 2003 and 2004 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to September 30, 2003	Nine months ended September 30, 2004	Quarter ended September 30, 2003	Quarter ended September 30, 2004
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	56.4%	54.7%	63.3%	55.4%	62.4%
Sales and marketing	11.9%	12.8%	11.1%	13.5%	9.5%
Product development	4.7%	6.8%	5.7%	7.2%	4.9%
General and administrative	7.6%	14.6%	9.1%	12.3%	8.8%
Acquisition-related retention consideration	0.0%	0.0%	1.3%	0.0%	1.0%
Facility relocation	0.0%	0.0%	0.7%	0.0%	(0.2)%
Stock-based compensation	1.3%	12.8%	2.5%	6.1%	1.0%
Amortization of intangible assets	0.0%	16.3%	12.1%	16.2%	11.5%

Total operating expenses	81.9%	118.0%	105.8%	110.7%	98.9%

Income (loss) from operations	18.1%	(18.1)%	(5.8)%	(10.7)%	1.2%

Other income (expense):
Interest income	0.0%	0.3%	0.6%	0.3%	0.7%
Interest expense	0.0%	0.0%	0.0%	0.0%	0.0%
Adjustment to fair value of redemption obligation	0.0%	0.0%	0.2%	0.0%	0.0%
Other	0.0%	0.0%	0.0%	0.0%	0.0%

Total other income	0.0%	0.3%	0.8%	0.3%	0.7%

Income (loss) before provision for income taxes	18.1%	(17.8)%	(5.1)%	(10.3)%	1.9%
Income tax expense (benefit)	7.3%	(6.3)%	(0.4)%	(3.7)%	0.7%

Net income (loss)	10.8%	(11.5)%	(4.7)%	(6.6)%	1.2%
Accretion to redemption value of redeemable convertible preferred stock	0.0%	7.3%	1.5%	7.6%	0.0%

Net income (loss) applicable to common stockholders	10.8%	(18.8)%	(6.2)%	(14.2)%	1.2%

Comparison of the Quarter ended September 30, 2003 to the Quarter ended September 30, 2004 and the combined periods of January 17, 2003 (inception) to September 30, 2003, and January 1, 2003 to February 28, 2003 (2003 period) to the nine months ended September 30, 2004 (2004 period).

Revenue. Revenue increased 128%, from $5.4 million in the third quarter of 2003 to $12.2 million in the same period in 2004. This increase was attributable to a $6.8 million increase for the quarter ended September 30, 2004 in performance-based advertising services. Of this increase approximately two-thirds related to an increase in the average revenue per merchant advertiser, while approximately one-third related to an increase in the number of merchant advertisers. Revenue increased 85%, from $15.5 million in the 2003 period to $28.7 million in the 2004 period. This increase was primarily attributable to our performance-based advertising services, which increased by approximately $12.7 million in the 2004 period.

We believe the increase in revenue is primarily a result of the growth of our existing distribution partners, the increased number of searches and resulting click-throughs performed by users of our services, and the addition of new distribution partners and merchant advertisers. The number of our distribution partners was approximately 390 in September 2003 and approximately 440 in September 2004. We also believe the foregoing factors, combined with our sales efforts and improved operational controls, have contributed to an increase in the average revenue per merchant advertiser. The increase in revenue in the 2004 period is also attributable to the acquisition of TrafficLeader in October 2003, which added 11 unique distribution partners and more than 280 merchant advertisers as of such acquisition in October 2003 and the acquisition of goClick in July 2004 which added more than 40 unique distribution partners and more than 5,000 unique merchant advertisers as of such acquisition in July 2004. The operating results of TrafficLeader and goClick were included as of the acquisition dates of October 24, 2003 and July 27, 2004, respectively.

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

Expenses

Service Costs. Service costs increased 157%, from $3.0 million in the third quarter of 2003 to $7.6 million in the same period in 2004. The increase was mainly attributable to an increase in payments to distribution partners of $4.0 million, an increase in personnel costs of $401,000, an increase in payment processing fees of $116,000, and an increase in facility and other costs of $107,000. Approximately $5.3 million and $1.2 million of the total increase in service costs for the nine months ended September 30, 2004 was attributable to the October 2003 acquisition of TrafficLeader and the July 2004 acquisition of goClick, respectively, which were not included in the same period in 2003.

This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements as a result of an increase in our distribution partner base and corresponding number of searches, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers. Service costs represented 62% of revenue in the third quarter of 2004 as compared to 55% in the same period in 2003. As a percentage of revenue, the increase in service costs for the third quarter of 2004 and the 2004 period as compared to the same periods in 2003 was primarily a result of the impact as a percentage of revenue from the service cost level from the October 2003 acquisition of TrafficLeader and their feed management services. TrafficLeader’s service costs, of which feed management services is the primary component, were 78% of TrafficLeader’s revenue for the 2003 period. Payments to feed management services distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. To the extent that payments to feed management services distribution partners make up a larger percentage of future operations, we expect that service costs will increase as a percentage of revenue. goClick’s operating activities are in the process of being integrated with our other operations. goClick’s service costs did not have a significant percentage impact on the consolidated service cost percentage of revenue. We also expect that service costs will continue to increase in absolute dollars, since we anticipate expanding our operations.

Service costs increased 112%, from $8.5 million in the 2003 period to $18.1 million in the 2004 period. This increase was primarily attributable to an increase of $8.1 million in payments to distribution partners, an increase in payment processing fees of $163,000, an increase in personnel costs of $942,000, an increase in production technology and bandwidth costs of $118,000 and an increase in facility and other costs of $310,000. Service costs as a percentage of revenue were 63% in the 2004 period as compared to 55% in the 2003 period.

Sales and Marketing. Sales and marketing expenses increased 60%, from $724,000 in the third quarter of 2003 to $1.2 million in the same period in 2004. As a percentage of revenue, sales and marketing expenses were 10% and 14% for the third quarter of 2004 and 2003, respectively. The increase in dollars was primarily related to an increase in personnel costs of $313,000 primarily related to an increase in the number of employees. The remaining increase is related to increases in outside marketing activities, rent, travel and other operating costs arising from operations in multiple jurisdictions. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities.

Sales and marketing expenses increased 63%, from $2.0 million in the 2003 period to $3.2 million in the 2004 period. The increase was primarily attributable to an increase in personnel costs of $893,000, an increase in travel of $166,000 and an increase in other expenses of $181,000. As a percentage of revenue, the sales and marketing expenses were 11% and 13% for the 2004 and 2003 periods, respectively.

Product Development. Product development expenses increased 57%, from $384,000 in the third quarter of 2003 to $602,000 in the same period in 2004. As a percentage of revenue, product development expenses were 5% and 7% for third quarter of 2004 and 2003, respectively. The increase in dollars was primarily due to an increase in personnel costs of $186,000, primarily related to an increase in the number of employees. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

Product development expenses increased 65%, from $1.0 million in the 2003 period to $1.6 million in the 2004 period. The increase was primarily attributable to an increase in personnel costs of $530,000, an increase in travel of $39,000 and an increase in other expenses of $78,000. As a percentage of revenue, the product development expenses were 6% for both the 2004 and 2003 periods.

General and Administrative. General and administrative expenses increased 63%, from $659,000 in the third quarter of 2003 to $1.1 million in the same period in 2004. As a percentage of revenue, general and administrative expenses were 9% for the third quarter of 2004 and 12% for the same period in 2003. The net increase in the dollars was primarily due to an increase in personnel costs of $270,000, a decrease in travel costs of $62,000, an increase in insurance of $35,000, an increase in bad debt expense of $139,000 and an increase in other expenses of $31,000. Many of these costs in the 2004 period result from operating in multiple jurisdictions commencing in 2003 and increased operating activity, including the acquisitions of TrafficLeader in October 2003 and goClick in July 2004. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses increased 27%, from $2.1 million in the 2003 period to $2.6 million in the 2004 period. As a percentage of revenue, general and administrative expenses decreased to 9% in the 2004 period as compared to 13% in the 2003 period. As a percentage of revenue, the decrease in general and administrative expenses in the 2004 period as compared to the 2003 period was primarily a result of general and administrative expenses being compared to a larger revenue base.

Acquisition-Related Retention Consideration. Acquisition-related retention consideration increased from zero in the third quarter of 2003 to $119,000 in the same period in 2004. During the third quarter of 2004, the components of acquisition-related retention consideration were estimated based on forecasts of the Enhance Interactive earn-out calculations. Estimated allocations were made as follows: service costs of $14,000, sales and marketing of $40,000, product development of $44,000, and general and administrative of $21,000. The acquisition–related retention consideration was calculated as part of the contingent, earnings-based payment obligation to certain employees of Enhance Interactive and is equal 5.56% of Enhance Interactive’s earnings before taxes in excess of $3.5 million for the 2004 period of which $375,000 has been recorded as acquisition-related retention consideration including employer payroll-related taxes. A quarterly proportion of the annual estimated acquisition-related retention consideration was recorded in the third quarter of 2004. We will account for any payment amount as compensation. The acquisition-related retention consideration for the calendar years 2003 and 2004 is subject to an aggregate maximum of $1.0 million. Acquisition-related retention consideration increased 100%, from zero in the 2003 period to $375,000 in the 2004 period.

Facility Relocation. In March 2004, we entered into a sublease agreement for new and larger office facilities in Seattle, Washington, and we relocated from our original office facilities also located in Seattle, Washington. In March 2004, we accrued lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities. In the third quarter of 2004, we reduced the lease and related costs accrual by $30,000 based on a revised estimate for subtenant income. The remaining lease obligations for the original facilities extend through June 30, 2006 and totaled $219,000 as of September 30, 2004. As of September 30, 2004, we estimate the net sublease income to be approximately $57,000 over the remaining life of the lease.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Stock-Based Compensation. The amortization of stock-based compensation decreased 62%, from $326,000 in the third quarter of 2003 to $125,000 in the same period in 2004. In the third quarter of 2004, the components of stock-based compensation were service costs of $2,000, sales and marketing of $7,000, product development of $13,000 and general and administrative of $103,000. The third quarter of 2003 includes $80,000 of stock-based compensation for 125,000 options issued that were held in escrow as security for the indemnification obligations under the Enhance Interactive merger agreement. These options were subject to forfeiture, until the expiration of the escrow period on February 28, 2004. Accordingly, we have accounted for these options as variable awards during the escrow period. Under variable plan accounting, compensation expense is measured quarterly as the amount by which the fair market value of the shares of our Class B common stock covered by the option grant exceeds the exercise price and is recognized over the option’s vesting period. Increases or decreases in the fair market value of our Class B common stock between the date of grant and the date of exercise result in a corresponding increase or decrease in the measure of compensation expense.

The amortization of stock-based compensation decreased 56%, from $1.6 million in the 2003 period to $721,000 in the 2004 period. During the 2004 period, the components of stock-based compensation were service costs of $5,000, sales and marketing of $124,000, product development of $51,000 and general and administrative of $541,000. Amounts in the 2004 period related primarily to the vesting of stock options granted to employees in which the exercise price was less than the fair market value at the date of grant and $341,000 related to restricted stock issued to employees for future services in connection with the acquisition of TrafficLeader.

Amortization of Intangibles. Intangible amortization expense increased 62%, from $870,000 in the third quarter of 2003 to $1.4 million in the same period in 2004. The increase is associated with the acquisitions of Enhance Interactive, TrafficLeader, and goClick. During the third quarter of 2004, the components of amortization of intangibles were service costs of $978,000, sales and marketing of $207,000 and general and administrative of $219,000. Our purchase accounting resulted in all assets and liabilities from our acquisition of Enhance Interactive, TrafficLeader and goGlick being recorded at their estimated fair values on the acquisition dates of February 28, 2003, October 24, 2003, and July 27, 2004, respectively. For the period from February 28, 2003, through September 30, 2004, all goodwill, identifiable intangible assets and liabilities resulting from the Enhance Interactive, TrafficLeader and goClick acquisitions have been recorded in our financial statements. The identified intangibles amounted to $13.0 million and are being amortized over a range of useful lives of 12 to 42 months. Our consolidated financial results for periods subsequent to the acquisition of Enhance Interactive are not comparable to the financial statements of Enhance Interactive presented for prior periods. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Other Income. Other income increased 376%, from $17,000 in the third quarter of 2003 to $81,000 in the same period in 2004. Interest income increased by $66,000 due to an increase in the average cash balance in the third quarter 2004 resulting from the Company’s initial public offering, which accounts for primarily all of the increase.

Other income increased 525%, from $35,000 in the 2003 period to $219,000 in the 2004 period. The increase was primarily attributable to an increase in interest income of $130,000 and the adjustment to fair value of the TrafficLeader redemption obligation of $55,000 in the 2004 period as compared to the 2003 period.

Income Taxes. The income tax expense in the third quarter of 2004 was $83,000 as compared to an income tax benefit of $196,000 in the same period in 2003. The income tax benefit decreased 79%, from $559,000 in the 2003 period to $118,000 in the 2004 period.

In the 2003 period, the effective tax rate benefit of 35% differed from the expected effective rate of 34% primarily due to state income taxes and non-deductible stock compensation amounts. The income tax effective rate benefit was 8% in the 2004 period. This differed from the expected rate of 34% primarily due to non-deductible stock compensation amounts. The periods were also impacted by the following factors:

•	On February 28, 2003 and October 24, 2003, in connection with the purchase accounting for the respective acquisitions of Enhance Interactive and TrafficLeader, we recorded net deferred tax liabilities in the amount of approximately $3.5 million, including $479,000 associated with the acquisition of TrafficLeader, relating to the difference in the book basis and tax basis of its assets and liabilities.

•	Approximately $3.6 million of these deferred tax liabilities, including $479,000 associated with the acquisition of TrafficLeader, related to the book basis versus tax basis of the identifiable intangible assets in the acquisitions totaling approximately $9.7 million.

•	On July 27, 2004 in connection with the purchase accounting for goClick, we recorded net deferred assets of approximately $11,000 relating to the difference in the book versus tax basis of its assets and liabilities. The $9.4 million of goodwill and $3.3 million of intangible assets relating to the goClick acquisition are being deducted for tax purposes over a 15 year period.

During the period from January 1, 2003 through February 28, 2003 and in the nine months ended September 30, 2004, as a result of tax deductions from stock option exercises, Enhance Interactive and the Company recognized tax-effected benefits of approximately $231,000 and $180,000 respectively, which were recorded as credits to additional paid in capital.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock. The accretion to redemption value of preferred stock decreased 100%, from $407,000 in the third quarter of 2003 to zero in the same period in 2004. The accretion to the redemption value recorded during the 2003 period is based upon 6,724,063 shares of Series A redeemable convertible preferred stock outstanding as of April 5, 2004 with a dividend rate of 8% per annum. All 6,724,063 shares of Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock upon the closing of the initial public offering on April 5, 2004. The accretion to redemption value of preferred stock decreased 54%, from $912,000 in the 2003 period to $420,000 in the 2004 period.

Net Income (Loss) Applicable to Common Stockholders. Net income (loss) applicable to common stockholders increased from ($765,000) in the third quarter of 2003 to $144,000 in the same period in 2004. The increase was primarily attributable to the decrease in accretion to redemption value of the Series A redeemable convertible preferred stock of $407,000 and the decrease in stock-based compensation of $201,000.

The net income (loss) applicable to common stockholders decreased 12%, from $2.0 million in the 2003 period to $1.8 million in the 2004 period.

Operating Income before Amortization. Our management believes that certain non-GAAP measures, which are calculated and presented on the basis of methodologies other than in accordance with generally accepted accounting principles (GAAP), are helpful when presented in conjunction with comparable GAAP measures. The non-GAAP measures are not meant to replace or supersede the GAAP measures, but rather to supplement the information to present to the readers of the financial statements the same information as management considers in assessing the results of operations and performance.

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

Additionally, management uses adjusted OIBA which excludes both the acquisition-related retention consideration, as we view this as part of the earn-out incentives related to the Enhance transaction, and a facility relocation expense (benefit). Both of these items are viewed as non-recurring in nature with the facility relocation expense (benefit) recognized in the nine months ended September 30, 2004 and the earn-out consideration relating to calendar year 2004.

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

The following are non-cash expenses that are excluded from our non-GAAP measures:

•	Stock-based compensation consists of restricted stock and options expense, which relates mostly to restricted stock and options issued in connection with acquisitions. We view this expense as part of transaction costs which are not paid in cash. Stock-based compensation also includes the expense associated with certain employee stock options where on the date of grant the fair value of the underlying stock exceeded the exercise price.

•	Amortization of intangible assets is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as distribution partner relationships and merchant advertiser customer relationships, are valued and amortized over their estimated lives. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that since intangibles represent costs incurred by the acquired company to build value prior to the acquisition, they were part of the transaction costs and will not be replaced with cash costs when the intangibles are fully amortized.

The following is a reconciliation of income (loss) from operations and net income (loss) applicable to common stockholders to the non-GAAP measure of operating income before amortization for the period of January 1, 2003 to February 28, 2003, the period of January 17, 2003 (inception) to September 30, 2003, for the nine months ended September 30, 2004 and for the quarters ended September 30, 2003 and 2004.

	Period from January 1 to February 28, 2003	Period from January 17, (inception) to September 30, 2003	Nine months ended September 30, 2004	Quarter ended September 30, 2003	Quarter ended September 30, 2004
Operating income before amortization	$594,053	1,371,829	2,517,971	624,890	1,676,343
Stock-based compensation	(38,981)	(1,587,476)	(721,403)	(326,407)	(125,405)
Amortization of intangible assets	—	(2,028,244)	(3,473,976)	(869,588)	(1,404,464)

Income (loss) from operations	555,072	(2,243,891)	(1,677,408)	(571,105)	146,474
Other income (expense):
Interest income	1,529	33,502	163,808	16,931	82,462
Interest expense	—	—	(3,728)	—	(1,915)
Adjustment to fair value of redemption obligation	—	—	55,250	—	—
Other	—	—	3,644	—	—

Total other income	1,529	33,502	218,974	16,931	80,547

Income (loss) before provision for income taxes	556,601	(2,210,389)	(1,458,434)	(554,174)	227,021
Income tax expense (benefit)	224,082	(783,231)	(118,016)	(196,368)	(82,787)

Net income (loss)	332,519	(1,427,158)	(1,340,418)	(357,806)	144,234
Accretion to redemption value of redeemable convertible preferred stock	—	911,620	420,430	407,265	—

Net income (loss) applicable to common stockholders	$332,519	(2,338,778)	(1,760,848)	(765,071)	144,234

Operating income before amortization increased 168%, from $625,000 in the third quarter of 2003 to $1.7 million in the same period in 2004. The net increase in OIBA was primarily attributable to revenue increasing at a faster rate than sales and marketing, product development, and general and administrative expenses partially offset by an increase in service costs as a percentage of revenue.

Operating income before amortization increased 28%, from $2.0 million in the 2003 period to $2.5 million in the 2004 period. This net increase in OIBA is primarily attributable to revenue increasing at a faster rate than sales and marketing, product development, and general and administrative expenses, partially offset by an increase in service costs as a percentage of revenue, an increase in acquisition-related retention consideration of $375,000 and an increase in facility relocation costs of $200,000.

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

On April 5, 2004, we completed our initial public offering of 4.6 million shares of Class B common stock. The proceeds received in the second quarter of fiscal year 2004 from the stock offering, net of cash offering expenses and underwriter discounts, were $27.2 million. Net proceeds have been or will be used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations and working capital and other general corporate purposes. The acquisition of goClick amounted to $7.5 million in net cash consideration. On April 5, 2004, all of our outstanding shares of Series A redeemable convertible preferred stock, with a value of $21.8 million, were automatically converted into Class B common stock and are now included as components of stockholders’ equity.

As of September 30, 2004, we had cash and cash equivalents of $24.8 million. As of September 30, 2004, we had operating lease contractual obligations of $3.2 million of which $2.8 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, tax benefit from stock options, facility relocation amounts, deferred income taxes and changes in working capital. Cash provided by operating activities for the quarter ended September 30, 2004 of approximately $2.3 million consisted primarily of net income of $144,000 adjusted for non-cash items of $2.1 million, including depreciation, amortization of intangibles, allowance for doubtful accounts, merchant advertiser credits and stock-based compensation, and approximately $104,000 provided in working capital and other activities. Cash provided by operating activities for the quarter ended September 30, 2003 of approximately $919,000 consisted primarily of a net loss of $358,000 adjusted for non-cash items of $1.3 million, including depreciation and amortization of intangibles and stock-based compensation, offset by approximately $55,000 used by working capital and other activities.

With respect to most of our pay-per-click advertising services, we receive payment prior to our delivery of related click-throughs. Our corresponding payments to the distribution partners who provide placement for the listings are generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the 2003 and 2004 periods.

Nearly all of the feed management services are billed on a monthly basis following the month of our click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. For these services, merchant advertiser’s payments are generally received one to three weeks following payment to the distribution partners. We expect that in the future periods, if the feed management services account for a greater percentage of our operating activity, working capital requirements will increase as a result.

Cash used in investing activities for the quarter ended September 30, 2004 of approximately $7.4 million was primarily attributable to the acquisition of goClick of approximately $7.3 million and purchases of property and equipment of $164,000. Cash used in investing activities for the quarter ended September 30, 2003 of approximately $251,000 was related to purchases of property and equipment and deferred initial public offering costs.

As a result of our acquisitions, we increased our property and equipment purchases for items such as network equipment and software, furniture, software and equipment for our personnel, and systems used to sell to and serve merchant advertisers. Purchases of property, plant and equipment for the period following the Enhance Interactive acquisition date of February 28, 2003 through September 30, 2004 totaled $1.1 million. As our operations increase, we expect property and equipment purchases will increase as we continue to invest in equipment and software for our systems and personnel.

Cash provided by financing activities for the quarter ended September 30, 2004 of approximately $95,000 was primarily attributable to net proceeds from the sale of stock through employee stock options and the employee stock purchase plan. There was no cash provided by financing activities for the quarter ended September 30, 2003.

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

The following table summarizes our contractual obligations as of September 30, 2004, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total		Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations:
Operating leases		$3,204,000	268,000	2,025,000	911,000	—
Earn-out obligation associated with Enhance Interactive (A)		Up to 9,997,000	Up to 9,997,000	—	—	—
Earn-out obligation associated with TrafficLeader (B)		Up to 1,000,000	Up to 1,000,000	—	—	—

Total Contractual Obligations	$	Up to 14,201,000	Up to 11,265,000	2,025,000	911,000	0

(A)	A contingent, earnings-based payment obligation may be owed to the former shareholders of Enhance Interactive. The payment obligation has two components, which consist of earn-out consideration and retention consideration.

The earn-out consideration is calculated based on the formula of 69.44% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to an aggregate maximum payout cap of $12.5 million. In the event income before taxes does not exceed $3.5 million for 2003 or 2004, then no amount shall be payable for the related period. Any amounts payable will be accounted for as additional goodwill. As of September 30, 2004, no amount was recorded for calender year 2004 as the contingent amounts were not determinable beyond a reasonable doubt.

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

Based upon the calculation for the calendar year 2003, a $3.5 million payment liability was recorded for total 2003 earnings-based payment obligations and an estimate for the nine months of 2004 of $375,000 was recorded. These amounts will reduce the maximum aggregate obligation by the same amount.

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

Based on our operating plans, we believe that the proceeds from our initial public offering, together with existing resources and cash flows provided by operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;

•	Goodwill and intangible assets;

•	Stock-based compensation; and

•	Allowance for doubtful accounts, merchant advertiser and incentive program credits.

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to merchant advertisers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, and beginning in October 2003, feed management services. For these particular services, revenue is recognized upon a user’s click-through of a merchant advertiser listing within our network. Each click-through represents a completed transaction.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines and other Web sites on which we include our merchant advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the merchant advertiser. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from merchant advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the merchant advertiser. We also recognize revenue for certain agency contracts with clients under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of merchant advertisers from search engines and directories. We are paid an agency fee based on the total amount of the purchase made on behalf of these merchant advertisers. Under these agreements, our clients are primarily responsible for choosing the publisher and determining pricing.

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

We used variable plan accounting to account for options to purchase 125,000 shares of our Class B common stock issued under our Stock Incentive Plan that were held in escrow as security for the indemnification obligations under the Enhance Interactive merger agreement. These options were subject to forfeiture, until the expiration of the escrow period which was February 28, 2004, and, accordingly, we were required to record a compensation charge on a quarterly basis, which lowered our earnings. Under variable plan accounting, compensation expense is measured quarterly as the amount by which the fair market value of the shares of our Class B common stock covered by the option grant exceeds the exercise price and is recognized over the option’s vesting period. Increases or decreases in the fair market value of our Class B common stock between the date of grant and the date of exercise result in a corresponding increase or decrease in the measure of compensation expense. The amount of stock-based compensation recognized was derived based upon our determination of the fair value of our Class B common stock. We determined the fair value of our Class B common stock based upon factors, including our operating performance, issuance of our convertible preferred stock, liquidation preferences of our preferred stock, and valuations of other publicly-traded companies.

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

Allowance for Doubtful Accounts, Merchant Advertiser and Incentive Program Credits

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

We determine our allowance for merchant advertiser credits and adjustments based upon our analysis of historical credits. Under the merchant advertiser incentive program, we grant merchant advertisers credits depending upon the individual amounts of prepayments made. The incentive program reserve is determined based on historical rate of incentives earned and used by merchant advertisers compared to the related revenues recognized by the Company. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments and estimates.

Risk Factors

Risks Relating to Our Company

Our limited operating history makes evaluation of our business difficult.

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003, TrafficLeader in October 2003, and goClick in July 2004.

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. Our failure to address these risks and difficulties successfully could seriously harm us.

We have incurred net losses since our inception, and we expect our net losses to continue for the foreseeable future, which will adversely affect our ability to achieve profitability.

We have incurred net losses since inception and had an accumulated deficit of $5.2 million as of September 30, 2004. Our net losses are likely to continue for the foreseeable future. Also, our net losses may increase to the extent we increase our sales and marketing activities and acquire additional businesses. These efforts may prove to be more expensive than we currently anticipate which could further increase our net losses. We cannot predict if we will become profitable in the future. Even if we were to achieve profitability, we may not be able to sustain it.

We are dependent on our larger distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of a larger distribution partner or decrease in revenue from a larger distribution partner could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our merchant listings. Yahoo!, primarily through its subsidiaries, such as Inktomi and Overture, is our largest distribution partner collectively representing nearly 20% of our total revenue for the nine months ended September 30, 2004. For the year ended December 31, 2003, distribution through Yahoo! and its subsidiaries collectively represented less than 10% of our total revenue.

Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short- or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us. A loss of any of these distribution partners or a decrease in revenue from any one of these distribution relationships could have an adverse effect on our revenue, and the loss of any one large distribution partner could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising on the Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the online advertising outlets with the most user traffic. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of merchant advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of the traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

We are dependent upon the quality of traffic in our network to provide value to our merchant advertisers, and any failure in our quality control could have a material adverse effect on the value of our services to our merchant advertisers.

We monitor the quality of the traffic that we deliver to our merchant advertisers. We review factors such as non-human processes, including robots, spiders, scripts or other software, mechanical automation of clicking and other sources and causes of low-quality traffic. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic or traffic that is deemed to be less valuable by our merchant advertisers will be provided to our merchant advertisers, which, if not contained, may be detrimental to those relationships. Low-quality traffic may prevent us from growing our base of merchant advertisers and cause us to lose relationships with existing merchant advertisers.

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

For example, Overture Services, a subsidiary of Yahoo!, which operates in certain competitive areas with us, owns U.S. Patent No. 6,269,361, which purports to give Overture rights to certain bid-for-placement products and pay-per-performance search technologies. Overture is currently involved in litigation with FindWhat.com relating to this patent. FindWhat.com is vigorously contesting Overture’s patent. If we were to acquire or develop a related product or business model that Overture construes as infringing the Overture patent or if Overture construes any of our current products or business models as infringing upon the Overture patent, then we could be asked to license, re-engineer our products and services or revise our business model according to terms that may be extremely expensive and/or unreasonable. As part of our overall business relationship with Yahoo!, we have entered into various agreements to license technologies and services from Yahoo! and its subsidiaries, and expect to continue discussions with these partners to license other technologies and services, which may include the Overture patent.

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

We may need additional funding to meet our obligations and to pursue our business strategy. Funding may not be available to us and our financial condition could therefore be adversely affected.

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which includes the selective acquisition of businesses and technologies. In addition, we have and we may incur certain obligations in the future including:

•	We are obligated to make earnings-based performance payments to the original shareholders and certain employees of eFamily, which we acquired in February 2003, together with its direct wholly-owned subsidiary, Enhance Interactive, based on 2004 results, with a maximum remaining aggregate payment obligation of $10.0 million.

•	We may also be obligated to make revenue-based performance payments to the original shareholders of TrafficLeader, which we acquired in October 2003, based on 2004 results, with a maximum aggregate payment obligation of $1.0 million.

There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If adequate additional funds are not available, we will be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally developed businesses.

Our acquisitions could divert management’s attention, cause ownership dilution to our stockholders, cause our earnings to decrease and be difficult to integrate.

Our business strategy depends heavily upon our ability to identify, structure and integrate acquisitions. Acquisitions in the technology and Internet sectors involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities to meet our objectives which include revenue growth, profitability and competitive market share. Our acquired companies may have histories of net losses and may expect net losses for the foreseeable future.

Acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results and financial condition:

•	We could experience a substantial strain on our resources, including time and money, and we may not be successful;

•	Our management’s attention may be diverted from our ongoing business concerns;

•	While integrating new companies, we may lose key executives or other employees of these companies;

•	We could fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our workforce;

•	We could experience customer dissatisfaction or performance problems with an acquired company or technology;

•	We could become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

•	We could incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

The loss of our senior management, including our executive officers, could harm our current and future operations and prospects.

We are heavily dependent upon the continued services of Russell C. Horowitz, our chairman and chief executive officer, and John Keister, our president and chief operating officer, and the other members of our senior management team. Each of the members of our senior management team are at-will employees and may voluntarily terminate his employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our clients and customers under our standard confidentiality agreement.

Further, as of September 30, 2004, certain of our executive officers together controlled 93% of the voting power of our issued and outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive officers, for any reason, or any conflict among our executive officers, could harm our current and future operations and prospects.

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

If we are unable to obtain and maintain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors may also be adversely affected if we experience difficulty in maintaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain and maintain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties that are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

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

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our Class B common stock on the Nasdaq National Market.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the Securities and Exchange Commission, as well as the adoption of new and more stringent rules by the Nasdaq National Market.

Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Class B common stock on the Nasdaq National Market could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the new internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for our first fiscal year ending after April 15, 2005, the requisite SEC compliance date, will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Changes in or interpretations of accounting rules and regulations, such as expensing of stock options and shares issued through the employee stock purchase plan, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies regarding expensing stock options are subject to further review, interpretation and guidance from relevant accounting authorities, including the Financial Accounting Standards Board, or FASB. For example, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. The FASB has issued an exposure draft effective for fiscal years beginning after December 15, 2004 which, if adopted as drafted, would require the Company to expense the fair value of stock options granted. In addition, under the FASB’s current proposed rules on employee stock purchase plans, we would incur an expense. If we were to change our accounting policy to record expense for the fair value of stock options granted, then our operating expenses would increase. We rely heavily on stock options to compensate existing employees and attract new employees. If we are required to expense stock options and shares issued under the employee stock purchase plan, we may then choose to reduce our reliance on these as compensation tools. If we reduce our use of stock options and the employee stock purchase plan, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options and the employee stock purchase plan, our reported losses would increase. Although we believe that our current practices are consistent with current accounting pronouncements, changes to interpretations of accounting methods or policies in the future may require us to adversely revise how our financial statements are prepared.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. We have substantial goodwill resulting from our acquisitions and other intangible assets and we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

Risks Relating to Our Business and Our Industry

If we are unable to compete in the highly competitive performance-based advertising and search marketing industries, we may experience reduced demand for our products and services.

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in five main areas:

•	sales to merchant advertisers of pay-per-click services;

•	sales to merchant advertisers of feed management services;

•	aggregation or optimization of online advertising for distribution through search engines, product shopping engines, directories, Web sites or other outlets;

•	delivery of online advertising to end users or customers of merchants through destination Web sites or other distribution outlets; and

•	services that allow merchants to manage their advertising campaigns across multiple networks and track the success of these campaigns.

Although we currently pursue a strategy that allows us to potentially partner with all relevant companies in the industry, there are certain companies in the industry that may not wish to partner with us. Despite the fact that we currently work with several of our potential competitors, there are no guarantees that these companies will continue to work with us in the future.

We currently or potentially compete with a variety of companies, including 24/7 Real Media, DoubleClick, FindWhat.com, Google, LookSmart, Microsoft, ValueClick and Yahoo!. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. Going forward, however, these companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition.

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

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

•	longer operating histories;

•	more management experience;

•	an employee base with more extensive experience;

•	better geographic coverage;

•	larger customer bases;

•	greater brand recognition; and

•	significantly greater financial, marketing and other resources.

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

We rely upon third party colocation providers to host our main servers. If these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our current colocation providers. We also rely on third party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

We may not be able to protect our intellectual property rights, which could result in our competitors marketing competing products and services utilizing our intellectual property and could adversely affect our competitive position.

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have filed two provisional patent applications with the United States Patent and Trademark Office, and a non-provisional patent application based on one of the filed provisional applications in the United States and via the Patent Cooperation Treaty designating all member countries. In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trade name and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology. Any such failure could have a material adverse effect on our business.

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

We may incur liabilities for the activities of users of our services and our merchant advertisers, which could adversely affect our business.

Many of our advertisement generation processes are automated and we do not conduct a manual editorial review of a substantial number of our merchant listings. We may not successfully avoid liability for unlawful activities carried out by users of our services and our merchant advertisers, or unpermitted uses of our merchant listings by distribution partners.

Our potential liability for unlawful activities of users of our services and our merchant advertisers or unpermitted uses of our merchant listings by distribution partners could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. For example, as a result of the actions of merchant advertisers in our network, we may be subject to the civil claims relating to a wide variety of issues such as privacy, gambling, promotions, and intellectual property ownership and infringement. Furthermore, under agreements with certain of our larger distribution partners, we are required to indemnify these partners against any liabilities or losses resulting from the content of our merchant listings. Although our merchant advertisers indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liability or losses incurred by us as a result of the activities of our merchant advertisers.

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

Our quarterly results of operations might fluctuate due to seasonality, which could adversely affect our growth rate and in turn the market price of our securities.

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of Internet usage. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and in turn the market price of our securities.

We are susceptible to general economic conditions, and a downturn in advertising and marketing spending by merchants could adversely affect our operating results.

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

Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. For example, as a result of the actions of merchant advertisers in our network, we may be subject to the application of existing laws and regulations relating to a wide variety of issues such as privacy, gambling, sweepstakes, promotions, financial market regulation, and intellectual property ownership and infringement. In addition, existing laws that regulate or require licenses or permits for certain businesses of merchant advertisers may be unclear in their application to our business, including those related to insurance and securities brokerage, law offices and pharmacies. Our business may be negatively affected by a variety of new or existing laws and regulations, which may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.

The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business. The existing federal laws include, among others:

•	The Digital Millennium Copyright Act and its related safe harbors are intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others.

•	The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children, and they impose additional restrictions on the ability of online services to collect user information from minors.

•	The Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	The CAN-SPAM Act of 2003 and certain state laws are intended to impose limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

Courts may apply each of these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. Among the types of legislation currently being considered at the federal and state levels are consumer laws regulating the practices for software applications or downloads and the use of “cookies”, which laws may introduce requirements for user consent and other restrictions. These proposed laws are intended to target applications often referred to as spyware, invasiveware or adware, although the scope may also include some software applications currently used in the online advertising industry to serve and distribute advertisements.

Many of the services of the Internet are automated, and companies such as ours may be unknowing conduits for illegal or prohibited materials. It is not known how courts will rule in many circumstances; for example, it is possible that courts could find strict liability or impose “know your customer” standards of conduct in some circumstances. Although we may not be directly involved in any of these practices, under current and future regulation we may ultimately be held responsible for the actions of our merchant advertisers or distribution partners.

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

In 1998, the federal government imposed a three-year moratorium on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions. This moratorium was extended until November 1, 2003, and has now expired. On April 29, 2004, the U.S. Senate passed legislation banning new state taxes on Internet access for the next four years. The U.S. House of Representatives has not yet passed such legislation. Until such legislation is enacted by Congress, state and local governments may levy additional taxes on Internet access and electronic commerce transactions. An increase in taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the level of usage of our services.

Risks Relating to Our Class B Common Stock

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our Class B common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with a strategic transaction;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	changes in earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies; and

•	changes in our industry and the overall economic environment.

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

Certain of our executive officers control the outcome of stockholder voting, and there may be an adverse effect on the price of our Class B common stock due to the disparate voting rights of our Class A common stock and our Class B common stock.

As of September 30, 2004 Certain of our executive officers together beneficially owned 93% of the voting power of all issued and outstanding shares of our capital stock, with 92% of the total voting power based on their beneficial holdings of shares of Class A common stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders.

This concentration of control could be disadvantageous to our other stockholders with interests different from those of our executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

Further, as long as certain of our executive officers have a controlling interest, they will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, certain of our executive officers will be in a position to continue to control all fundamental matters affecting Marchex, including any merger involving, sale of substantially all of the assets of, or change in control of, Marchex.

The ability of certain of our executive officers to control Marchex may result in our Class B common stock trading at a price lower than the price at which it would trade if certain of our executive officers did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Our certificate of incorporation, as amended, our by-laws and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Class B common stock. The following are examples of such provisions in our certificate of incorporation, as amended, or our by-laws:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 27, 2004, the sole stockholder of goClick was issued 433,541 shares of the Company’s Class B common stock, which were not registered under the Securities Act of 1933, in consideration for all of the outstanding shares of goClick stock. The Company relied on Section 4(2) of the Securities Act to effect this transaction. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.

On March 30, 2004, our registration statement on Form SB-2 (No. 333-111096) was declared effective by the Securities and Exchange Commission, pursuant to which we registered 4,000,000 shares of our Class B common stock, and another 600,000 shares subject to the underwriters’ over-allotment option. The shares of Class B common stock registered under the registration statement, including the 600,000 shares of Class B common stock covered by the over-allotment option, were sold at a price of $6.50 per share. The IPO generated gross offering proceeds of approximately $29.9 million. The closing of the IPO and the exercise in full of the underwriter’s over-allotment option, took place on April 5, 2004. The managing underwriters were Sander Morris Harris, Inc. and National Securities Corporation. In connection with the IPO, we incurred $1.5 million in underwriting discounts and commissions, and approximately $1.2 million in other cash related expenses. The net proceeds from the IPO, after deducting the foregoing expenses, were approximately $27.2 million. A portion of the net proceeds were used in the acquisition of goClick, which required the Company to make a net cash payment of $7.5 million. Pending further application of the funds, as described in our registration statement on Form SB-2, we have invested the remainder of the net proceeds in short-term, investment grade, interest-bearing securities.

Item 3. Defaults Upon Senior Securities.

Not applicable with respect to the current reporting period.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable with respect to the current reporting period.

Item 5. Other Information.

Not applicable with respect to the current reporting period.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

2.1	Agreement and Plan of Merger, dated as of July 21, 2004, by and among Marchex, Inc., Project TPS, Inc., goClick.com, Inc., and the sole stockholder of goClick.com, Inc.*

10.14	Sublease Agreement, dated September 9, 2004, by and between Marchex, Inc. and G. Russell Knobel and Associates, Inc.

10.15	Commercial Lease, entered into as of September 14, 2004, by and between Marchex, Inc. and TrafficLeader, Inc. and A&A Properties Northwest.

31.1	Certification of CEO pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

*	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, dated July 27, 2004 and furnished to the SEC on August 10, 2004, File Number 000-50658.

(b)	Reports on Form 8-K:

The following Current Reports on Form 8-K were furnished to the SEC during the quarter ended September 30, 2004:

Current Report dated July 29, 2004 and furnished to the SEC on July 29, 2004, reporting under Items 7 and 9, with respect to the announcement that Marchex had signed a definitive agreement to acquire goClick.

Current Report dated July 27, 2004 and furnished to the SEC on August 10, 2004, reporting under Items 2 and 7, with respect to the completion of the goClick acquisition.

Current Report dated August 5, 2004 and furnished to the SEC on August 5, 2004, reporting under Item 12, with respect to the announcement of Marchex’s financial results for the quarter ended June 30, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCHEX, INC.

By:	/s/ Michael A. Arends
Name:	Michael A. Arends
Title:	Chief Financial Officer (principal accounting officer)

November 15, 2004