Form 10KSB
period 2004-12-31
MARCHEX INC
filed 2005-03-31
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 000-50658

Marchex, Inc.

(Name of small business issuer in its charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

413 Pine Street, Suite 500, Seattle, Washington 98101

Telephone: (206) 331-3300

(Address, including zip code and telephone number, including area code of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock, $0.01 par value per share

4.75% Convertible Exchangeable Preferred Stock $0.01 par value per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for its fiscal year ended December 31, 2004 were $43,804,272.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 15, 2005 was approximately $409,604,683. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Registrant’s Class A common stock as of March 25, 2005: 11,987,500 shares. Number of shares outstanding of Registrant’s Class B common stock as of March 25, 2005: 23,157,670 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III of this Form 10-KSB is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after December 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, statements regarding the benefits and risks associated with our recent Name Development asset acquisition, our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.    DESCRIPTION OF BUSINESS.

Overview

References herein to “we”, “us” or “our” refer to Marchex, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

We provide technology-based merchant services that facilitate and drive growth in online transactions. We connect merchants with consumers who are searching for information, products and services on the Internet. Our platform of integrated performance-based advertising and search marketing services enables merchants to more efficiently market and sell their products and services across multiple online distribution channels, including search engines, product shopping engines, directories and other selected Web properties.

With the completion of the Name Development asset acquisition, we believe we are among the leaders in the direct navigation market. We own a proprietary base of online user traffic that represented more than 17 million unique visitors in November 2004, searching for information, products and services. This user traffic is generated from a portfolio of Web properties that are generally reflective of commercially-relevant search terms in many of the Internet’s most popular and dynamic vertical commerce categories and may include geographically-targeted elements. The total number of Web properties in the portfolio, including Marchex’s existing Web properties, is more than 200,000. Key vertical commerce categories include: travel, financial services, insurance, real estate, auto, health, technology and electronics, personals, jobs, professional services, home and garden, Web and telecom services, education, and entertainment. The online user traffic is primarily monetized with pay-per-click listings that are relevant to the Web properties. As such, the Web properties connect online users searching for specific information with relevant advertisements.

With the Name Development asset acquisition, we believe we are one of the few companies that owns both proprietary search engine marketing services and a critical mass of proprietary online user traffic.

We intend to continue introducing products and services that will enable merchants to successfully acquire customers and transact online. While we currently provide performance-based advertising and search marketing services, in the future we may provide additional, complementary services. We also intend to grow proprietary traffic sources, consistent with our Name Development asset acquisition, that can drive potential customers to our merchants.

Merchants transacting online is a large and growing trend. Our services facilitate and support the efficient and cost-effective marketing and selling of goods and services online through the most rapidly-developing forms of search-based marketing methods. We accomplish this by providing multiple services:

•	Pay-Per-Click Services. We deliver pay-per-click advertising listings that are reflective of our merchant advertisers’ products and services to online users in response to their keyword search queries. These pay-per-click listings are generally ordered in the search results based on the amount our merchant advertisers choose to pay for a targeted placement. These targeted listings are displayed to consumers and businesses through our distribution network of leading search engines, product shopping engines, directories and other Web properties.

•	Feed Management Services. We leverage our proprietary technology to crawl and extract relevant product content from merchant advertisers’ databases and Web sites to create highly-targeted product and service listings, which we deliver into our distribution network. These feed management listings are ordered in the results based on relevance to user search queries. Our trusted feed relationships with our distribution partners enable merchant advertisers to deliver comprehensive and up-to-date product and service listings to some of the Web’s largest search engines, product shopping engines and directories.

•	Advertising Campaign Management Services. We enable merchant advertisers to: (1) track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks using our bid management services; and (2) evaluate the effectiveness of online advertising campaigns using our conversion tracking and detailed reporting services.

•	Search Engine Optimization Services. We optimize key attributes of merchant advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines.

•	Outsourced Search Marketing Services Platform. We provide large aggregators of advertisers, such as yellow page companies, with an outsourced, integrated platform to enable them to market performance-based advertising and search marketing services directly to their customers. We distribute performance-based advertisements through our broad network of distribution partners comprising many of the leading search engines, product shopping engines, directories and other Web properties. Our sources of distribution include industry leaders such as Yahoo!, Google, Shopping.com and many others.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date and are a component of our overall strategy. We have completed four acquisitions since our inception including:

•	On February 28, 2003, we acquired eFamily together with its direct wholly-owned subsidiary Enhance Interactive.

•	On October 24, 2003, we acquired TrafficLeader.

•	On July 27, 2004, we acquired goClick.

•	On February 14, 2005, we acquired certain assets of Name Development.

Recent Name Development Asset Acquisition

Description of the Asset Acquisition

On February 14, 2005, we completed the acquisition of certain assets of Name Development, a corporation operating in the direct navigation market. Direct navigation is one of the methods that online consumers use to search for information, products or services online. Direct navigation is primarily characterized by online users directly accessing a Web site by: (1) typing descriptive keywords or keyword strings into the uniform resource locator, or URL, address box of an Internet browser; or (2) accessing bookmarked Web sites. It can also include navigating through referring or partner traffic sources. As a result of the completion of the asset acquisition we now own and maintain a portfolio of Web properties, that are generally reflective of online user search terms, descriptive keywords and keyword strings.

With the completion of the Name Development asset acquisition, we believe we are among the leaders in the direct navigation market due to our proprietary ownership of online user traffic totaling more than 17 million unique visitors in November 2004. This user traffic is generated from a portfolio of Web properties that are generally reflective of commercially-relevant search terms in many of the Internet’s most popular and dynamic vertical commerce categories and may include geographically-targeted elements. The total number of Web properties in the portfolio, including Marchex’s existing Web properties, is more than 200,000. Key vertical commerce categories include: travel, financial services, insurance, real estate, auto, health, technology and electronics, personals, jobs, professional services, home and garden, Web and telecom services, education, and entertainment. The online user traffic is primarily monetized with pay-per-click listings that are relevant to the Web property. As such, the Web properties facilitate the introduction of online users searching for specific information to targeted advertisements.

Anticipated Benefits of the Asset Acquisition

We believe that the Name Development asset acquisition will provide us with several benefits, including:

•	A Defensible, Proprietary Source of Targeted Traffic. We believe that we will have an exclusive position due to the nature of Internet domains registration, which is similar to owning real-estate in that each Internet domain name is unique. The asset acquisition will provide us with Web properties that collectively generated more than 17 million monthly unique visitors in November 2004. The total number of Web properties in the portfolio, including Marchex’s existing Web properties, is more than 200,000.

•	Synergies with our Existing Search Engine Marketing Services Platform. We believe that our technology platform, combined with the Name Development asset acquisition, gives us an advantage in extending market share within the direct navigation market, expanding our participation in the search advertising market and in key commerce verticals. For example, we believe that: (1) there may be opportunities to work with monetization providers to improve the categorization and revenue generation of individual Web properties; (2) there may be opportunities to leverage our database of current search-related information to improve and automate selection and acquisition of complementary Web properties; (3) there may be opportunities to generate incremental user traffic to selected Web properties through leveraging our existing distribution network; (4) there may be opportunities to leverage our experience in working with a variety of online providers to add dynamic content and relevant advertiser listings, including product shopping listings and classified listings, to increase the user utility of the Web properties; and (5) there may be opportunities, over time, to supplement existing listings on certain Web properties with our performance-based advertisements.

•	Platform to Extend Expansion Initiatives. We intend to use the Name Development asset acquisition to supplement our planned expansion, both domestically and internationally.

Industry Overview

Performance-Based Advertising

As technology and the Internet continue to evolve, consumers are becoming increasingly confident that they can find comprehensive product information and securely transact online. As consumers spend more time and money online, advertisers are turning to the Internet to market their products and services. Businesses of all sizes can benefit from the Internet’s potential to efficiently and cost-effectively reach consumers. With the U.S. Census Bureau reporting more than 23 million small businesses alone, we believe there is a large opportunity to sell online performance-based advertising services to businesses of all sizes. As a reflection of the potential impact of the Internet as an advertising medium, PricewaterhouseCoopers estimates that global Internet advertising will grow from $12.2 billion in 2004 to $18.9 billion in 2008. Internet advertising enables merchant advertisers to measure the effectiveness of their advertising campaigns and to revise them in response to real-time feedback and market factors. Traditional forms of advertising are not as targeted and do not permit evaluation of results in as timely and accurate a manner.

Within the Internet advertising market, paid search has become one of the fastest growing sectors. First Albany Capital estimates that paid search will grow 191% from $4.5 billion in 2004 to $13.1 billion in 2008. According to the Kelsey Group, only 17% of small and medium businesses in the United States currently utilize search marketing methods, but that number is expected to grow as more merchants experience the benefits. In addition, according to PricewaterhouseCoopers, 40% of Internet advertising in the second quarter of 2004 was performance-based, as opposed to 31% in the second quarter of 2003. Merchant advertisers are increasingly turning to performance-based online advertising for the following reasons:

•	Competitive Return-On-Investment. Merchant advertisers have experienced competitive returns on their online advertising campaigns. As advertisers have analyzed their marketing programs, they have determined that they are able to pay more for their programs while still generating an acceptable return-on-investment. As a result, First Albany Capital estimates that the average price-per-click will increase at a compound annual growth rate, or CAGR, of 7% from 2003 to 2008.

•	Consumers’ Increasing Receptiveness to Performance-Based Advertising. Due to the relevancy and appropriate placement of advertisements, First Albany Capital estimates that the rate at which consumers click through performance-based advertisements will grow at a CAGR of 21% from 2003 to 2008.

Direct Navigation

Navigating and searching for information online has continued to evolve as users have become increasingly sophisticated. This continuing evolution has translated into a need for information providers to more efficiently provide highly-targeted, relevant information. Currently, there are three primary means through which online users access and search for information, products and services: search engines, commerce portals and direct navigation Web properties. Direct navigation is primarily characterized by online users directly accessing a Web site by: (1) typing descriptive keywords or keyword strings into the uniform resource locator, or URL, address box of an Internet browser; or (2) accessing bookmarked Web sites. It can also include navigating through referring or partner traffic sources.

First Albany Capital estimates that the paid search market will reach $4.5 billion in revenue in 2004, and we believe the direct navigation market currently represents more than 10% of the global search market and is growing at comparable annual rates. According to WebSideStory, Inc.’s StatMarket division, in September 2004 more than 67% of daily global Internet users arrived at Web sites by direct navigation defined as typing a URL into a browser address bar or using a bookmark rather than through search engines and Web links, compared to approximately 53% in February 2002. The growth of the direct navigation market is a result of consumers’ increasing sophistication in utilizing the Internet as a resource tool, coupled with their desire to quickly find targeted information, and their trust and experience that the depth and breadth of available and relevant online information extends to Web sites named by descriptive keywords. Direct navigation and the use of search engines, however, are not mutually exclusive. We believe that many of the commercially relevant Web properties which we own as part of the Name Development asset acquisition may be beneficiaries of search engine and directory traffic.

Strategy

We intend to leverage our senior management’s experience, our financial and human resources and our existing operations to provide technology-based merchant services that facilitate and drive growth in online transactions. Key elements of our strategy include the following initiatives:

•	Provide Quality Services in Support of Merchants and Partners. We believe providing high quality services will make us more valuable to our merchants and partners. We are building proprietary products and services that we believe are innovative and provide a high degree of utility. We intend to continue investing our resources to create or develop new products, technologies and business models. We intend to expand our services by providing systems and information that help merchant advertisers maximize the performance of online marketing budgets and by working with partners to develop and market new products. For example, the services we have developed include:

–	a search engine inclusion and optimization platform for merchant advertisers who want the greatest opportunity for proper indexing, listing and inclusion of their product and services in the editorial results of algorithmic search engines;

–	an advertising campaign management platform for merchant advertisers who want to continuously track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks; and

–	an outsourced search marketing services platform for large aggregators of advertisers, such as yellow page companies, who want an integrated platform to market performance-based advertising and search marketing services directly to their customers.

•	Increase the Number of Merchants Served. We believe we will continue to grow our base of merchant advertisers and strive to build merchant loyalty by providing merchants with a consistently high level of service and support as well as the ability to achieve their target return-on-investment thresholds. We intend to increase the number of merchants served through:

–	direct sales efforts, including strategic sales and telesales initiatives;

–	referral arrangements with entities that can promote our services to potential merchants, such as advertising agencies; and

–	partnerships with large aggregators of advertisers, such as regional yellow page companies.

•	Develop New Markets. We intend to analyze opportunities and may seek to expand our technology-based services into new categories or new geographies where our services can be replicated on a cost effective basis, or where the creation or development of a service may be appropriate. We anticipate utilizing various strategies to enter new markets, including: developing strategic relationships; acquiring products that address a new category or opportunity; acquiring country-specific properties; and creating joint venture relationships and internal initiatives where existing services can be extended internationally. For example, the Name Development asset acquisition will diversify our business and will allow us to enter the direct navigation market.

•	Extend Presence in the Direct Navigation Market. We are in the process of implementing numerous initiatives to increase the traffic and monetization of the acquired network of Web properties, including enhancing the utility of the Web properties, broadening our geographic presence and making selective purchases of complementary Web properties.

•	Pursue Selective Acquisition and Consolidation Opportunities. We plan to selectively pursue strategic acquisitions. We apply rigorous evaluation criteria to acquisitions that are intended to enhance our strategic position, strengthen our financial profile, augment our points of defensibility and increase shareholder value. We do this through focusing on acquisition opportunities that represent a combination of the following characteristics:

–	under-leveraged and under-commercialized assets;

–	opportunities for business model, product or service innovation and evolution;

–	critical mass of transactions volume, merchants, traffic, revenue and profits;

–	business defensibility;

–	revenue growth and expanding margins and operating profitability or the characteristics to achieve significant scale and profitability; and

–	an opportunity to enhance efficiencies and provide incremental growth opportunities for our operating businesses.

Our Services

Through our suite of search marketing services, we have partnered with a diverse set of Internet traffic partners in order to provide our merchant advertisers with access to a large base of potential, targeted customers. Our distribution strategy has been focused on building a broad footprint with primary online traffic sources, including search engines, directory sites and commerce portals, and with the recent Name Development asset acquisition, direct navigation Web properties. Additionally, we have focused on developing services and technologies to expand the suite of search-based marketing products we provide to online merchant advertisers. We believe that offering a holistic approach of search engine marketing services enables us to extend our reach to a broad base of customers and offer solutions that can generally address all the needs of a customer interested in search marketing.

Our services are used to support and build the businesses of our merchant advertisers. We enable merchants to market and sell their products and services online through the following technology-based services:

Service	Description
Performance-Based Advertising Services

Performance-based advertising services enable merchants to reach their target audience through search, product shopping and directory results.

•      Pay-per-click services. With pay-per-click services, the amount that a merchant advertiser pays for the click-through influences the rank of its listings within the applicable results set.

•      Feed management services. With feed management services, the ranking of a merchant’s listing is influenced by the relevance of the product or service in relation to the user search query.

Search Marketing Services

Search marketing services are designed to assist merchant advertisers who want to acquire customers through search-based marketing methods, optimize the performance of their online advertising campaigns by tracking and analyzing historical results and refine their Web sites for increased relevance in algorithmic search engine indexes.

•      Advertising campaign management services. Advertising campaign management services enable merchant advertisers to: (1) track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks using our bid management services; and (2) evaluate the effectiveness of their online advertising campaigns using our conversion tracking and detailed reporting services.

•      Search engine optimization services. Search engine optimization services enable merchant advertisers to optimize key attributes of their Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines.

Outsourced Search Marketing Services Platform	Outsourced search marketing services are designed to enable large advertiser aggregator partners with an outsourced, integrated search management platform to market performance-based advertising and search marketing services to their customers.

In the twelve month period ended December 31, 2004, performance-based advertising services comprised more than 95% of our total revenue while search marketing services and outsourced search marketing services accounted for less than 5% of total revenue.

We currently provide these services through our operating subsidiaries Enhance Interactive, goClick and TrafficLeader. Enhance Interactive and goClick primarily manage our pay-per-click services while TrafficLeader primarily manages our feed management services, search marketing services and outsourced search marketing services. All of our services currently run on, or are being migrated to run on, a common technology architecture. As we continue to develop our services and implement new technologies and services, we believe the breadth of our marketing solutions will lead to cross leverage through technical integration.

Performance-Based Advertising Services

Merchant advertisers utilize our performance-based advertising services to reach millions of individuals and businesses who search online for information on products and services. According to a Pricewaterhouse Coopers April 2004 report, performance-based advertising is one of the most rapidly growing segments of Internet advertising, as it is one of the most efficient and effective means to generate competitive returns-on-investment for advertisers. Accordingly, we are building appropriate services to leverage this trend.

On any given search engine results page, the listings that appear can either be categorized as “sponsored listings” or “editorial listings.” By leveraging the combination of our pay-per-click and feed management performance-based advertising services, merchant advertisers can ensure the broadest coverage within a given results page in response to a user search query, since our pay-per-click management service ensures merchant advertisement appearance within sponsored listings, and our feed management service ensures merchant advertisement appearance within editorial listings. The following is a description of our performance-based advertising services:

Pay-Per-Click Services. Our pay-per-click services enable merchant advertisers to market their products and services through targeted pay-per-click listings that we distribute through search engine or directory results when a user searches for information, products or services. We provide our services to thousands of merchant advertisers who want to drive customer leads to their Web sites. Our services enable merchants to purchase keywords or keyword strings, based on an amount they choose for a targeted placement, that are specific to their products and services and their marketing objectives.

Merchant advertisers find us directly through our Web site and through contact with our internal telesales force, and we reach out to find merchant advertisers through direct sales efforts, through third-party referral programs and through a variety of marketing activities that include trade shows, targeted mailings, online advertisements, e-mails and other promotional materials sent directly to merchant advertisers, advertising agencies and search engine marketers.

We believe that pay-per-click services are an important complement to algorithmic search and feed management technologies as they enable merchants to place relevant listings on a search engine results page related to a specific user information request. This process has the dual benefit of: (1) enhancing the user experience by placing relevant targeted listings at the portion of a search page dedicated to sponsored listings; and (2) connecting merchant advertisers with targeted customer leads.

When merchant advertisers submit advertisement listings to our service, we review them for relevance and for conformity with our editorial guidelines. We may also assist merchant advertisers in optimizing their advertisement campaigns by recommending relevant keywords or keyword strings based on their Web sites and product or service offerings.

The pay-per-click results distributed by our services are prioritized for users by the amount the merchant advertiser is willing to pay each time a user clicks on the merchant’s advertisement. Merchant advertisers pay us when a click-through occurs on their advertisement.

Feed Management Services. Our feed management services deliver targeted advertiser listings into some of the Internet’s most visited search engines and product shopping engines. Feed management leverages our proprietary technology to crawl and extract relevant product data and content from a merchant advertiser database and Web site, and to create highly relevant, optimized URL strings and advertisement listings. Increased listing relevancy frequently translates into a better search experience for users, allowing them to find targeted results in response to their search queries, and a competitive return-on-investment for merchant advertisers, as higher relevance typically leads to increased click-through and conversion rates, or customer acquisitions.

Once our technology has crawled, extracted, optimized and refined the merchant advertiser URL strings and advertisement listings, such strings and listings are automatically tagged and placed into partner search and directory indexes. These URL strings and listings map directly to user search queries that link back to specific product pages when clicked, which we believe typically leads to competitive advertiser conversion rates.

We believe that most algorithmic search engines crawl the Web approximately every seven days. When a merchant’s Web site is crawled by algorithmic technology, many product and service listings tend to be excluded due to the nature of most merchant advertisers’ product databases, which contain complex structures and are dynamically-updated. Our trusted feed relationships with our distribution partners allow us to deliver every merchant advertiser’s product and to provide updated content in frequent intervals, as we regularly refresh the listings with the most up-to-date information. This is a significant benefit for our merchant advertisers as we maximize the number of selling opportunities and for our distribution partners as we increase the relevance of a user search experience.

We believe that feed management is an important complement to algorithmic search technologies since merchant advertisers provide us with direct access to their internal product databases. Often, only once a feed management service has crawled, replicated and optimized hundreds or thousands of individual product and informational Web pages for a merchant advertiser do links to these pages appear within search engine results. We believe the indexing and subsequent listing of these Web pages made possible by feed management enhances the overall relevancy of the search engines with which the company partners. We also believe feed management is complementary to pay-per-click services as merchants: (1) can leverage our technology to create detailed listings for each of their products; and (2) can leverage our extensive keyword query string database to identify many relevant keyword listings often overlooked in the manual pay-per-click listing creation process.

Merchant advertiser URL strings and advertisement listings are typically ordered based on relevance to the user search query. Merchant advertisers generally pay us a fixed price for each click received on each URL string and advertisement listing.

Additionally, by leveraging proprietary technology, we can analyze an advertiser’s database as well as thousands to millions of actual, relevant user search queries to create additional, unique merchant advertiser listings that drive targeted traffic resulting in highly competitive conversion, or customer acquisition, rates. These additional unique listings are generally included as part of our basic feed management service.

Search Marketing Services

Our search marketing services are designed to assist merchant advertisers who want to acquire customers through search-based marketing methods, optimize the performance of their online advertising campaigns through tracking and analyzing historical results and refine their Web sites for increased relevance in algorithmic search engine indexes. The following is a description of our search marketing services:

Advertising Campaign Management Services. Through our advertising campaign management services, merchant advertisers continuously track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks and track the effectiveness of their online advertising campaigns through the use of the following services:

•	Bid management services. Our bid management services allow our merchant advertisers to consolidate the purchasing, management, optimization and reporting aspects of performance based search advertising campaigns. We have partnerships with leading search and product shopping engines that allow us to place and manage our clients’ paid listings directly within their account management systems.

•	Conversion tracking and detailed reporting services. Our detailed reporting services enable merchants to track the effectiveness of their online advertising campaigns through conversion tracking and detailed reporting tools. By developing a common technology architecture underneath our platform of search marketing services, we are able to analyze the effectiveness of our merchant partners’ advertising campaigns across a wide array of services and provide detailed reporting, such as: revenue per month statistics, number of orders, average order size and conversion rate and revenue by keyword and revenue by distribution source.

Our advertising campaign management services broaden the potential reach of a merchant’s advertising campaign by including multiple distribution partners as options for bid placement. Merchant advertisers pay us a pre-negotiated rate when a click through occurs on their advertisement. Also, with our analytic tool set, merchants are effectively able to track the effectiveness of their online advertising campaigns through the use of conversion tracking and analytic services.

Search Engine Optimization Services. Our search engine optimization technology optimizes key attributes of merchant advertisers’ Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines. By leveraging our experience in the search industry and relationships with search engine distribution partners, we have architected a flexible technology platform that is designed to enable us to efficiently optimize our merchant partner Web sites in order to meet the ever changing technical standards of our distribution partners.

We primarily attract merchant advertisers with product databases who want to increase their online sales and achieve targeted return-on-investment metrics. Potential merchant advertisers find our services and we find them through a variety of means, including contact by our direct sales staff, through marketing efforts such as trade shows or advertising, and through third-party referral programs. Merchant advertisers pay us fees to optimize their site for inclusion in algorithmic search results.

Outsourced Search Marketing Services Platform

Our ability to build and integrate all of our marketing services on a common technology platform provides us with the opportunity to create an outsourced solution for strategic partners who have several hundred to several thousand direct merchant relationships. As part of our search management service we can enable a strategic partner or aggregator of merchant partner relationships with all or any part of our suite of search marketing services. For example, we currently enable a major regional yellow page company with our advertising campaign management and feed management technology platform which it can market to its local online yellow page merchants.

Partners can leverage this service in one of two ways, including: (1) as a fully outsourced solution, in which we manage and fulfill search marketing campaigns, and also delivers reporting on behalf of our partners; or (2) a partner-hosted solution that allows aggregators, such as yellow page companies, to easily manage campaigns internally and service their customers more directly. We principally receive payment for our outsourced search marketing services through a combination of variable licensing fees associated with total revenue generated using our technology platform, flat rate licensing fees for the use of our technology platform and per-click payments for clicks delivered from our pay-per-click and feed management network.

Our Distribution Network

We have built a broad distribution network for our marketing services comprised of many of the leading search engines, product shopping engines, directories and selected Web properties. With the completion of the recent Name Development asset acquisition, we acquired a proprietary source of direct navigation traffic.

Performance-Based Advertising Distribution

We distribute merchant advertisement listings and advertiser URL strings through hundreds of traffic sources, including search and product shopping engines, directories and Web properties. Distribution sources for our marketing services platform include:

Selected Search Engines and Directories	Selected Product Shopping Engines
Google	CNet’s MySimon
LookSmart	Google’s Froogle.com
Switchboard	NexTag
Valueclick’s Search123	PriceGrabber.com
24/7 Search	Shopping.com
Yahoo!	Yahoo!Shopping

Yahoo!, primarily through its subsidiaries, such as Overture and Yahoo!Shopping, is our largest distribution partner, accounting for approximately 18% of our total revenue for the twelve months ended December 31, 2004. Prior to this period, distribution through Yahoo! and its subsidiaries collectively represented less than 10% of our total revenue. Over the past year, we have enhanced and grown this relationship with additional agreements with Yahoo! and its subsidiaries. Additionally, we have enhanced existing relationships with various other partners, including LookSmart and Switchboard, and created several new relationships, including CNet’s MySimon and Shopping.com. We intend to continue enhancing our existing partner relationships and create new ones, where appropriate.

Payment arrangements with our distribution partners are often subject to minimum payment amounts per click-through. Other economic structures that we may use to a lesser degree include:

•	fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid click-throughs; and

•	a combination arrangement with both fixed and variable amounts.

Direct Navigation Distribution

With the completion of the recent Name Development asset acquisition, we believe we are among the leaders in the direct navigation market due to our proprietary ownership of online user traffic, which totaled more than 17 million unique visitors in November 2004. This user traffic is generated from a portfolio of Web properties that are generally reflective of commercially-relevant search terms in many of the Internet’s most popular and dynamic vertical commerce categories and may include geographically-targeted elements. The total number of Web properties in the portfolio, including Marchex’s existing Web properties, is more than 200,000. These vertical commerce categories include: travel, financial services, insurance, real estate, auto, health, technology and electronics, personals, jobs, professional services, home and garden, Web and telecom services, education and entertainment. The online user traffic is primarily monetized with pay-per-click listings that are relevant to the Web properties. As such, the Web properties connect online users searching for specific information with relevant advertisements.

Online users can navigate the Web properties through a number of ways. For example, an online user who is specifically interested in going to Las Vegas for a vacation may enter www.lasvegasvacations.com directly into the Web address or URL box of their Internet browser. Once the user has arrived at the Web property they will find relevant product listings and information. As the user finds relevant information and clicks on a particular listing, Name Development receives a pay-per-click fee.

The following represents a sampling of the Web properties we acquired as part of the Name Development asset acquisition and their corresponding vertical commerce category:

Vertical Commerce Category	Active Web Property Examples
Travel	• FranceVacation.com • LasVegasVacations.com • TravelAustralia.com
Financial Services	• AutoLender.com • Debts.com • LoanConsolidation.com
Insurance	• AffordableInsurance.com • InsuranceOnline.com • UnemploymentInsurance.com
Real Estate	• ApartmentFind.com • HouseLoans.com • LAProperties.com
Auto	• AffordableCars.com • CarSeller.com • LeaseCars.com
Health	• HealthAdvisor.com • MedicalSearch.com • NaturalDiets.com
Technology and Electronics	• 3g.com • NetworkServers.com • VideoCamera.com
Personals	• FriendsOnline.com • LoveFinder.com • SingleMatch.com
Jobs	• CareerInfo.com • BayAreaJobs.com • SoftwareJob.com
Professional Services	• PhysicianOnline.com • TaxesOnline.com • TortLawyers.com
Home and Garden	• BathroomHardware.com • CarpetCleaners.com • HomeDecoration.com
Web and Telecom Services	• ComputerNetworking.com • TelecomConsultants.com • WirelessDevelopers.com
Education	• USColleges.com • VirtualEducation.com • LearningVideos.com
Entertainment	• ActionMovies.com • HollywoodMovies.com • TicketsUnlimited.com

Sales, Marketing & Business Development

As of December 31, 2004, we had 53 full-time employee equivalents in our sales department, 11 full-time employee equivalents in our business development department and 5 full-time employee equivalents in our marketing department. Our sales department focuses on adding new merchant advertisers to our operating businesses, while our business development department focuses on servicing existing distribution partnerships and selectively adding new distribution partners. Our marketing department focuses on promoting our services through affiliate relationships, press coverage, and industry exposure. Advertising and promotion of our services is broken into five main categories: direct sales, agency sales, super aggregator sales, online promotion, and referral agreements.

•	Direct Sales. Our sales staff targets new merchant advertiser relationships through telesales efforts, direct marketing, and attendance at industry events.

•	Agency Sales. Our agency program includes a group within the sales team that targets interactive agencies and other entities that service merchant advertisers. This sales group focuses on in-person and remote presentations of our services to agencies, and is also periodically engaged in various marketing initiatives at industry trade shows and conferences. Our agency agreements may include a combination of revenue sharing, performance-based fees and other costs.

•	Super Aggregator Sales. Our super aggregator program includes a group within the sales team that targets large aggregators of merchant advertisers. An example of a large aggregator relationship would be our partnership with a large regional yellow page company whereupon we supply a comprehensive, outsourced search marketing platform that integrates our advertising campaign management and feed management platforms for their merchant advertisers. Our super aggregator agreements include a combination of revenue sharing, licensing revenue and per-click fees.

•	Online Promotion. We engage in certain advertising and direct marketing focused on acquiring new merchant advertisers and new distribution partners.

•	Referral Agreements. We seek to build referral arrangements with entities that can promote our services to large numbers of potential advertisers. Our referral partner agreements are based on a combination of revenue sharing and performance-based fees.

We intend to continue our strategy of growing our merchant advertiser base through sales and marketing programs while being as efficient as possible in terms of our marketing and advertising costs. We continually evaluate our marketing and advertising strategies to maximize the effectiveness of our programs and their return on investment.

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering advertisements to our partners. We also combine third party licenses and hardware to create an operating environment that focuses on quality products and services, with such features as automated online customer purchasing, real-time customer support and interactive reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Intel, Microsoft, Sun Microsystems and Veritas. We also utilize public domain software such as Apache, Linux, MySQL, Sun Microsystems Java and Tomcat.

Our technology platform is compatible with the systems used by our distribution partners, enabling us to deliver advertisement listings in rapid response to user queries made through such partners. We continue to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace. We devote significant financial and human resources to improving our merchant and partner experiences by continuing to develop our technology infrastructure. The cost of developing our technology solutions is included in the overall cost structure of our services and is not separately funded by any individual merchants or partners.

In order to maintain a professional level of service and availability, we primarily rely upon third parties to provide hosting services, including hardware support and service, and network monitoring. Our servers are configured for high availability and large volumes of Internet traffic and are located in leased third-party facilities. Back-end databases make use of redundant servers and data storage arrays. We also have standby servers that provide for additional capacity as necessary. The facilities housing our servers provide redundant HVAC, power and Internet connectivity.

We continuously review ways to improve major aspects of our technology support and maintenance, including improving, upgrading and implementing business continuity plans, data retention initiatives, and backup and recovery processes.

Competition

Performance-Based Advertising

Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to promotion, Web site and systems development. In addition, as the use of the Internet and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

We pursue a strategy that we believe allows us to work with all relevant companies in the industry, even those companies that may be perceived as our competitors. We intend to continue with a strategy that allows us to consider and pursue business arrangements with all companies in our industry.

We provide our services to: (1) merchant advertisers who advertise online; (2) partners who provide a distribution network for online advertising; and (3) other intermediaries who may provide purchasing and/or sales opportunities, including advertising agencies, search engine marketing companies and search engine optimization companies. We depend on maintaining and continually expanding our network of partners and merchants to generate transactions online. As a result, we may work with, and compete with, those who:

•	sell performance-based advertising or search marketing services to merchants;

•	aggregate or optimize advertising inventory for distribution through search engines, product shopping engines, directories, Web sites or other outlets; or

•	provide destination Web sites or other distribution outlets that reach end users or customers of the merchants.

The online advertising and marketing services industry is highly competitive. Although overall Internet advertising expenditures have increased in the last few years, the advertising industry has suffered as many online businesses have ceased operations and many traditional businesses have scaled back their advertising budgets. In addition, we believe that today’s typical Internet advertiser is becoming more sophisticated in utilizing the different forms of Internet advertising, purchasing Internet advertising in a cost-effective manner, and measuring return-on-investment. The competition for this pool of advertising dollars has also put downward pressure on pricing points and online advertisers have demanded more effective means of reaching customers. We believe that these factors have contributed to the growth in performance-based advertising relative to certain other forms of online advertising and marketing, and as a result this sector has attracted many competitors.

Due to the long-term growth trends in online advertising, these competitors, real and potential, range in size and focus. Our competitors may include such diverse participants as small referral companies, established advertising agencies, inventory resellers, search engines, and destination Web sites. To some extent, we may compete with our business partners, as we do with all other types of advertising sales companies and agencies. To a more limited extent, we may also compete with traditional offline media such as television, radio and print and direct marketing companies, for a share of merchant advertisers’ total advertising budgets. Although we pursue a strategy that enables us to work with most, if not all, of our competitors, there are no guarantees that all companies will view us as a potential partner.

We are also affected by the competition among destination Web sites that reach users or customers of search services. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as AOL, Google, Microsoft through MSN Search and Yahoo!, through its subsidiaries, dominate online user traffic. The online search industry continues to experience consolidation of major Web sites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination Web sites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

Direct Navigation

The direct navigation market is primarily categorized into two parts: (1) Web property owners, which are the entities that own the Internet domain and potentially monetize it through performance-based integrations with third parties, including pay-per-click integrations; and (2) Web property monetization providers, which are companies that provide the monetization engine for Web property owners, including pay-per-click providers. We believe that the segment of the direct navigation market that directly owns and monetizes Internet domains with performance-based advertising is highly fragmented, and that, as a result of the Name Development asset acquisition, we are among the leaders in this segment.

While the availability of a high quality portfolio of multiple Internet domain names is limited and difficult to attain, the barriers to entry in the direct navigation market are also low as the cost of registering an individual Internet domain name is not significant. We expect competition to intensify as more analysis is conducted on, and more companies enter, the direct navigation market. This could adversely affect our competitive position and relatively small market share in the direct navigation industry.

Intellectual Property and Proprietary Rights

We seek to protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

Our technologies involve a combination of proprietary rights, owned and developed by us, commercially available software and hardware elements that are licensed or purchased by us from various providers, including Cisco, Dell, Intel, Microsoft, Sun Microsystems and Veritas, and public domain software, such as Apache, Linux, MySQL, Sun Microsystems Java and Tomcat. We continue to develop additional technologies to update, supplement and replace existing components of the platform. We intend to protect these additional intellectual property rights through patent applications and trade secret enforcement.

Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. We currently do not have any registered patents. We have filed two patent applications with the U.S. Patent and Trademark Office for various aspects of our transaction technologies and services, with the following titles, numbers and descriptions:

•	US Provisional Patent Application Serial Number 60/504,963, of Horowitz et al., entitled “Performance-Based Online Advertising System and Method,” was filed on September 23, 2003, with subsequent non-provisional US and PCT patent applications filed on September 23, 2004, and which are currently pending. These patent applications describe a system, method, and computer program product for implementing a performance-based online service for advertisers that provide the ability for advertisers to purchase various advertising products.

•	US Provisional Patent Application Serial Number 60/523,688, of Horowitz et al., entitled “Online Advertising System and Method,” was filed on November 21, 2003, with subsequent non-provisional US and PCT patent applications filed on November 19, 2004, and which are currently pending. This patent application describes an online advertising system, method, and computer program product configured to present an advertiser with keyword-driven pricing for advertisements.

The status of any patent involves complex legal and factual questions. The scope of allowable claims is often uncertain. As a result, we cannot be sure that any patent application filed by us will result in a patent being issued, nor that any patents issued in the future will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed upon or designed around by others. Furthermore, the performance-based search advertising industry has been the subject of numerous patents and patent applications, which in turn has resulted in litigation. The outcome of this ongoing litigation or any future claims in this sector may adversely affect our business or financial prospects.

We have been issued registered trademarks in the United States covering certain goods and services for “Marchex,” “Direct Search Inclusion,” “goClick.com,” “Sitewise” and “TrafficLeader.” We have also applied for registered trademark status for “Enhance Interactive” in the United States. In addition, we have been issued registered trademarks for “Marchex” in Australia, Benelux, China, France, Germany, Japan, Italy, Spain, Sweden, Republic of Korea, Russian Federation and the United Kingdom. We have also applied for registered trademark status for “Marchex” in a number of other foreign jurisdictions. We do not know whether we will be able to successfully defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Regulation

The manner in which existing laws and regulations should be applied to the Internet in general, and how they relate to our businesses in particular, is unclear in many cases. Such uncertainty arises under existing laws regulating matters, including user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement.

To resolve some of the current legal uncertainty, we expect new laws and regulations to be adopted that will be directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in use of the Internet in general.

Several new federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party Web properties that include materials that infringe copyrights or rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances. The foregoing legislation may impose significant additional costs on our business or subject us to additional liabilities, if we were not to comply fully with their terms, whether intentionally or not. If we did not meet the safe harbor requirements of the Digital Millennium Copyright Act, we could be exposed to copyright actions, which could be costly and time-consuming. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act impose fines and penalties to persons and operators that are not fully compliant with their requirements. The federal government could impose penalties on those parties that do not meet the full compliance practices of the Protection of Children from Sexual Predators Act. We intend to fully comply with the laws and regulations that govern our industry, and we employ internal resources and incur outside professional fees to establish, review and maintain policies and procedures to reduce the risk of noncompliance.

The Name Development asset acquisition subjects us to a new and rapidly developing body of regulations. The acquisition of Internet domain names generally is governed by Internet regulatory bodies, predominantly the Internet Corporation for Assigned Names and Numbers (ICANN). The regulation of Internet domain names in the United States and in foreign countries is subject to change. ICANN and other regulatory bodies could establish additional requirements for previously owned Internet domain names or modify the requirements for holding Internet domain names.

We post our privacy policy and practices concerning the use and disclosure of any user data on our Web properties. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our businesses, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our businesses. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Employees

As of December 31, 2004, we employed a total of 211 full-time employee equivalents. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Web Site

Our web site, www.marchex.com, provides access, without charge, to our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not own real estate property. Our corporate offices are located at 413 Pine Street, Suite 500, Seattle, Washington. In March 2004, we entered into a sublease agreement for our current corporate office space in Seattle, Washington, and this commitment extends through 2009. The sublease agreement provides for the leasing of 11,400 square feet of office space at $16,150 per month, increasing to 26,788 square feet at $37,950 per month, over the term of the agreement ending in 2009. With respect to our additional office space at 2101 Fourth Avenue, Suite 1980, Seattle, Washington, we currently have approximately 4,073 square feet under lease agreements expiring in June 2006 at a monthly rental of $8,343. We also have offices located at (i) 360 West 4800 North, Provo, Utah, that are comprised of approximately 13,050 square feet under a sublease agreement expiring in December 2005, at a monthly rental of $19,590; (ii) 2986 Crescent Avenue, Eugene, Oregon, that are comprised of 6,725 square feet under a lease agreement expiring in October 2006 at a monthly rental of $10,087; and (iii) 101 Convention Drive, Las Vegas, NV, that are comprised of 2,080 square feet at a monthly rental of $3,432, increasing in April 2006 to $3,536 per month over the remaining term of the lease agreement expiring in February 2007.

Our information technology systems are hosted and maintained in third-party facilities under colocation services agreements. See “Information Technology and Systems.”

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings. From time to time, however, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights, and a variety of claims arising in connection with our services.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of 2004 to a vote of security holders, through solicitation or proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our Class B common stock has been traded on the Nasdaq National Market under the symbol “MCHX” since March 31, 2004 when we completed our initial public offering at a price of $6.50 per share. Prior to that time, there was no public market for our Class B common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for Marchex’s Class B common stock as reported on the Nasdaq National Market:

	High	Low
Year ended December 31, 2004
First Quarter (Beginning March 31, 2004)	$8.88	$8.88
Second Quarter	$13.28	$9.50
Third Quarter	$13.35	$8.56
Fourth Quarter	$21.00	$12.40

The last reported closing sale price of our Class B common stock on the Nasdaq National Market on March 24, 2005 was $17.40 per share.

Holders

As of December 31, 2004, there were 25,498,961 shares of common stock outstanding that were held by 161 stockholders of record. Of these shares:

•	11,987,500 shares were issued as Class A common stock, and as of this date were held by 5 stockholders of record; and

•	13,511,461 shares were issued as Class B common stock, and as of this date were held by 156 stockholders of record.

Dividends

In February 2005, the Company closed its offering of 230,000 shares of 4.75% convertible exchangeable preferred stock with a liquidation preference of $250 per share. This amount includes the exercise by the Company’s underwriters of their over-allotment option to purchase 30,000 additional shares of preferred stock.

We currently intend to pay cash dividends on the preferred stock at the annual rate of 4.75% per share. Dividends on the preferred stock are cumulative, meaning that if they are not paid they continue to accrue and must be paid prior to the payment of any dividends on our common stock.

We have never declared or paid any cash dividends on shares of our common stock. Except for dividends payable on the preferred stock, we currently intend to retain our earnings for future growth and do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. Any future determination to pay dividends on such shares will be at the discretion of our board of directors and will depend on a number of factors, such as our results of operations, capital requirements, financial conditions, future prospects and other factors that the board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
2003 stock incentive plan(1)	4,409,570	$6.06 per share	444,761
2004 employee stock purchase plan	26,735	$9.17	273,265
Stand-alone options and warrants not approved by security holders(2)	120,000	$8.45	N/A

Total	4,556,305	$6.06 to $9.17	718,026

(1)	We have reserved 6,288,901 shares of Class B common stock for issuance under our 2003 stock incentive plan, of which an increase of 1,274,948 to the authorized number of shares available under the plan occurred on January 1, 2005 as a result of the “evergreen provision” under the plan. The “evergreen provision” provides for annual increases in the number of shares available for issuance under the plan, on the first day of our fiscal year, equal to 5% of the outstanding shares of Class B common stock (including any shares of Class B common stock issuable upon conversion of any outstanding capital stock) on such date.

(2)	In connection with our initial public offering in April 2004 we granted warrants to the underwriters in that offering to purchase an aggregate of 120,000 shares of Class B common stock upon exercise thereof at an exercise price of $8.45 per share. The warrants are exercisable over a four year period commencing on April 5, 2005 and ending April 5, 2009.

Use of Proceeds

On March 30, 2004, our registration statement on Form SB-2 (No. 333-111096) was declared effective by the SEC, pursuant to which we registered 4,000,000 shares of our Class B common stock, and another 600,000 shares subject to the underwriters’ over-allotment option. The shares of Class B common stock registered under the registration statement, including the 600,000 shares of Class B common stock covered by the over-allotment option, were sold at a price of $6.50 per share. The offering generated gross offering proceeds of approximately $29.9 million. The closing of the offering and the exercise in full of the underwriter’s over-allotment option, took place on April 5, 2004. The managing underwriters were Sander Morris Harris, Inc. and National Securities Corporation. In connection with the offering, we incurred $1.5 million in underwriting discounts and commissions, and approximately $1.2 million in other cash related expenses. The net proceeds from the IPO, after deducting the foregoing expenses, were approximately $27.2 million. From the effective date of our initial public offering through December 31, 2004, we have used approximately $7.5 million of these proceeds to fund the acquisition of goClick, approximately $3.5 million for the 2003 earn-out obligation relating to our acquisition of Enhance Interactive, and $3.3 million for capital expenditures, personnel, and working capital and other general corporate purposes. Pending further application of the funds, as described in our registration statement on Form SB-2, we have invested the remainder of the net proceeds in short-term, investment grade, interest-bearing securities.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-KSB and with the audited consolidated financial statements and the notes thereto of the Predecessor to Marchex, Inc. as of February 28,2003 and of Marchex, Inc. as of December 31, 2003, included in our final prospectuses dated February 10, 2005 and as filed with the Securities and Exchange Commission. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, statements regarding the benefits and risks associated with our recent Name Development asset acquisition, our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this prospectus may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Overview

We provide technology-based merchant services that facilitate and drive growth in online transactions. We connect merchants with consumers who are searching for information, products and services on the Internet. Our platform of integrated performance-based advertising and search marketing services enables merchants to more efficiently market and sell their products and services across multiple online distribution channels, including search engines, product shopping engines, directories, Internet domains, and other selected Web properties.

We currently provide our merchant advertisers with the following technology-based services:

•	Pay-Per-Click Services. We deliver pay-per-click advertising listings that are reflective of our merchant advertisers’ products and services to online users in response to their keyword search queries. These pay-per-click listings are generally ordered in the search results based on the amount our merchant advertisers choose to pay for a targeted placement. These targeted listings are displayed to consumers and businesses through our distribution network of leading search engines, product shopping engines, directories and other Web properties.

•	Feed Management Services. We leverage our proprietary technology to crawl and extract relevant product content from merchant advertisers’ databases and Web sites to create highly-targeted product and service listings, which we deliver into our distribution network. These feed management listings are ordered in the results based on relevance to user search queries. Our trusted feed relationships with our distribution partners enable merchant advertisers to deliver comprehensive and up-to-date product and service listings to some of the Web’s largest search engines, product shopping engines and directories.

•	Advertising Campaign Management Services. We enable merchant advertisers to: (1) track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks using our bid management services; and (2) evaluate the effectiveness of online advertising campaigns using our conversion tracking and detailed reporting services.

•	Search Engine Optimization Services. We optimize key attributes of merchant advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines.

•	Outsourced Search Marketing Services Platform. We provide large aggregators of advertisers, such as yellow page companies, with an outsourced, integrated platform to enable them to market performance-based advertising and search marketing services directly to their customers. We distribute performance-based advertisements through our broad network of distribution partners comprising many of the leading search engines, product shopping engines, directories and other Web properties. Our sources of distribution include industry leaders such as Yahoo!, Google, Shopping.com and many others.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date. We have completed four acquisitions since our inception including:

•	On February 28, 2003, we acquired eFamily together with its direct wholly-owned subsidiary Enhance Interactive. eFamily was incorporated in Utah on November 29, 1999 under the name FocusFilter.com, Inc.

•	On October 24, 2003, we acquired TrafficLeader which was incorporated in Oregon on January 24, 2000 under the name Sitewise Marketing, Inc.

•	On July 27, 2004, we acquired goClick which was incorporated in Connecticut on October 25, 2000.

•	On February 14, 2005, we acquired certain assets of Name Development Ltd. which was incorporated in the British Virgin Islands in July 2000.

From January 17, 2003 (inception) through February 28, 2003, we were involved in business and product development, as well as financing and acquisition initiatives.

We currently have offices in Seattle, Washington; Provo, Utah; Eugene, Oregon and Las Vegas, Nevada.

Prior Acquisitions

Enhance Interactive

In February 2003, we acquired eFamily together with its wholly-owned subsidiary Enhance Interactive, a Provo, Utah-based company, for the following consideration:

•	$13.3 million in net cash and acquisition costs; plus

•	Additional consideration in the form of a contingent earnings-based cash payment of up to $13.5 million payable over two years, of which $3.5 million and $6.2 million have been paid for the calendar years 2003 and 2004, respectively, which such payments were made in April 2004 and March 2005, respectively.

The additional consideration consists of two components:

•	A contingent earnings-based payment to the original stockholders (“earn-out consideration”); and

•	A contingent earnings-based payment to certain employees (“retention consideration”).

These amounts were payable by us with respect to the years 2003 and 2004. For the 2003 and 2004 calendar years, the total Enhance Interactive earnings-based payment obligation was approximately $3.5 million and $6.2 million, respectively.

The contingent payment of earn-out consideration, payable to the original stockholders of Enhance Interactive, is calculated based on the formula of 69.44% of earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $12.5 million in aggregate. This payment obligation for each calendar year is conditioned on Enhance Interactive meeting the earnings threshold described above. We have accounted for all such amounts paid as additional goodwill. For the 2003 calendar year, the earn-out consideration paid was approximately $3.2 million. For the 2004 calendar year, the earn-out consideration payment obligation paid was approximately $5.7 million.

The contingent payment of retention consideration, payable to certain employees of Enhance Interactive, is calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $1 million in aggregate. This payment obligation for each calendar year is also conditioned on Enhance Interactive meeting the earnings threshold described above. We have accounted for all such amounts paid as compensation. For the 2003 calendar year, the retention consideration paid was approximately $283,000. For the 2004 calendar year, the retention consideration payment obligation paid was approximately $501,000.

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

TrafficLeader

In October 2003, we acquired TrafficLeader, a Eugene, Oregon-based company, for the following consideration:

•	$3.2 million in net cash and acquisition costs; plus

•	425,000 shares of Class B common stock, which had a redemption right that terminated upon the closing of our initial public offering in April 2004; plus

•	137,500 shares of restricted Class B common stock which will vest over a three-year period in installments of 16.67% after each six month period during that term; plus

•	Additional consideration in the form of a contingent revenue-based cash incentive payment of up to $1.0 million. For the 2004 calendar year, no additional consideration was due under this provision.

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

goClick

In July 2004, we acquired goClick, a Norwalk, Connecticut-based company for the following consideration:

•	$7.5 million in net cash and acquisition costs; plus

•	433,541 shares of Class B common stock.

The shares of Class B common stock were valued at $9.55 per share (for accounting purposes) for an aggregate amount of $4.14 million.

Name Development

In February 2005, we acquired substantially all of the assets of Name Development for the following consideration:

•	$155.7 million in cash and estimated acquisition costs; plus

•	419,659 shares of Class B common stock, based on the average of the last quoted sale price for shares of Class B common stock on the Nasdaq National Market for the 10 trading days immediately prior to the closing.

The shares of Class B common stock were valued at $20.99 per share (for accounting purposes) for an aggregate amount of approximately $8.8 million.

Under the terms of the agreement, we acquired certain assets of Name Development, including its inventory of Internet domains and Web properties, revenue-generating contracts, technology and systems, for the operation of the Name Development direct navigation business. We did not assume any other obligations with respect to Name Development as part of this asset acquisition.

We expect to account for the Name Development asset acquisition as a business combination.

The results of operations for Name Development are not included in the periods presented.

Consolidated Statements of Operations

Our consolidated statements of operations, stockholders’ equity, and cash flows have been presented for:

•	the period of January 17, 2003 (inception) to December 31, 2003; and

•	for the year ended December 31, 2004.

The statements of operations, stockholders’ equity and cash flows have been presented for the Predecessor, Enhance Interactive:

•	for the period of January 1, 2003 to February 28, 2003.

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

All significant inter-company transactions and balances within Marchex have been eliminated in consolidation. Our purchase accounting resulted in all assets and liabilities from our acquisitions of Enhance Interactive, TrafficLeader and goClick being recorded at their estimated fair values on their respective acquisition dates. For the periods of: (1) February 28, 2003 through December 31, 2003; (2) October 24, 2003 through December 31, 2003; and (3) July 27, 2004 through December 31, 2004, all goodwill, intangible assets and liabilities resulting from the respective Enhance Interactive, TrafficLeader and goClick acquisitions have been recorded in our financial statements. Accordingly, our consolidated financial results for periods subsequent to the acquisition of Enhance Interactive, are not comparable to the financial statements of Enhance Interactive presented for prior periods. The consolidated statements of operations, stockholders’ equity, and cash flows reflecting Enhance Interactive’s historical results have been presented for the period from January 1, 2003 through February 28, 2003.

eFamily and its wholly-owned subsidiary Enhance Interactive are described as Enhance Interactive. In the consolidated financial statements, the statements of operations, stockholders’ equity, and cash flows reflecting Enhance Interactive results have been presented as the “Predecessor” for the period of January 1, 2003 to February 28, 2003.

Presentation of Financial Reporting Periods

For purposes of our discussion, we have included the results of operations of the Predecessor, Enhance Interactive. The comparative periods presented are for:

•	the year ended December 31, 2003 (the combined periods of Marchex’s results from January 17, 2003 (inception) to December 31, 2003 and the Predecessor’s results for the period of January 1, 2003 to February 28, 2003), compared to the year ended December 31, 2004.

In the 2003 period, we have included the overlapping operating activities of Enhance Interactive and our operating activities for the period of January 17, 2003 (inception) through February 28, 2003 (the date we acquired Enhance Interactive). From our inception through the date of our acquisition of Enhance Interactive, we were involved in business and product development, as well as financing and acquisition initiatives. During this period we had no revenues. Accordingly, our activities were different from the operating activities of Enhance Interactive.

Revenue

We currently generate revenue through our suite of services, including our pay-per-click services, feed management services, advertising campaign management services, search optimization services and outsourced search marketing services platform.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services and feed management services. These primary sources amounted to greater than 93% of our revenues in all periods presented. Our secondary sources of revenue are our advertising campaign management services, search optimization services and outsourced search marketing services platform. These secondary sources amounted to less than 7% of our revenues in all periods presented. We have no barter transactions.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Performance-Based Advertising Services

In providing pay-per-click advertising services, we generate revenue upon our delivery of qualified and reported click-throughs to our merchant advertisers or advertising service providers’ listings. These merchant advertisers and advertising service providers pay us a designated transaction fee for each click-through, which occurs when an online user clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites, Internet domains or Web properties, and other targeted Web-based content.

In providing feed management services, merchant advertisers pay for their Web pages and product databases to be crawled, or searched, and included in search engine, directory and product shopping engine results within our distribution network. Generally, the feed management listings are presented in a different section of the Web page than the pay-per-click listings. For this service, revenue is generated when an online user clicks on a feed management listing from search engine, directory or product shopping engine results. Each click-through on an advertisement listing represents a completed transaction for which the merchant advertiser pays for on a per-click basis. The placement of a feed management result is largely determined by its relevancy, as determined by the distribution partner.

Search Marketing Services

Merchant advertisers pay us additional fees for services such as advertising campaign management services and search optimization services. Merchant advertisers generally pay us on a click-through basis, although in certain cases we receive a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select merchant advertisers. We may also charge initial set-up or inclusion fees as part of our services. Total revenue from these services accounted for less than 7% of total revenue in all periods presented.

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

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of click-throughs we will deliver to our merchant advertisers and how much merchant advertisers will spend with us, and it is even more difficult to anticipate the average revenue per click-through.

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many merchant advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results.

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization and impairment of intangible assets;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web site and network equipment;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	salaries of related personnel; and

•	stock-based compensation of related personnel.

User Acquisition Costs

For the periods presented the largest component of our service costs consist of user acquisition costs that relate primarily to payments to our distribution partners for access to their online user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their sites and indexes. The primary economic structure of our distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per click-through. Other economic structures that we may use to a lesser degree include:

•	fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid click-throughs; and

•	a combination arrangement with both fixed and variable amounts.

Our method of expensing user acquisition costs is based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments are generally expensed at the greater of: (1) pro-rata over the term the fixed payment covers; or (2) usage delivered to date divided by the guaranteed minimum amount of usage delivered. Agreements with variable payments based on a percentage of revenue, number of paid click-throughs or other metrics are generally expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

General and Administrative

General and administrative expenses consist primarily of:

•	payroll and related expenses for executive and administrative personnel;

•	professional services, including accounting, legal and insurance;

•	bad debt provisions;

•	facilities costs; and

•	other general corporate expenses.

Acquisition-Related Retention Consideration

Acquisition-related retention consideration results from our contingent, earnings-based payment obligation to certain employees of Enhance Interactive for each of the calendar years 2003 and 2004, pursuant to the terms of the merger agreement. See subsection “Prior Acquisitions” above.

The contingent payment obligation was calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $1.0 million in the aggregate. All payments made under this obligation have been accounted for as compensation. For the 2003 calendar year, the retention consideration paid was approximately $283,000. For the 2004 calendar year, the retention consideration payment obligation paid was approximately $501,000.

Stock-Based Compensation

Stock-based compensation consists of the following components:

•	the intrinsic value of employee option and restricted stock issuances in cases where the fair value of the underlying stock was greater than the exercise price on the date of the grant;

•	the fair value of non-employee option issuances; and

•	the amount by which the fair value of our Class B common stock exceeds the exercise price at the end of the period for certain options.

We used variable accounting for the options to purchase 125,000 shares of our Class B common stock that were issued under our stock incentive plan. These options were held in escrow until February 28, 2004 as security for the indemnification obligations under the Enhance Interactive merger agreement, and these options were subject to forfeiture during the escrow period. We accounted for these options as variable awards until February 28, 2004.

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets identified in connection with our acquisitions.

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

The intangible assets have been identified as:

•	non-competition agreements;

•	trade and Internet domain names;

•	distributor relationships;

•	merchant advertising customer base relationships; and

•	acquired technology.

These assets are amortized over useful lives ranging from 12 to 42 months.

Provision for Income Taxes

For income tax purposes, we utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Although realization is not assured, the Company believes it is more likely than not, based on its operating performance and projections of future taxable income, that the Company’s net deferred tax assets will be realized. In determining that it was more likely than not that the Company would realize the deferred tax assets, factors considered included, historical taxable income, historical trends related to merchant advertiser usage rates and projected revenues and expenses. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets. From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of the Company and its filings. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

As of December 31, 2004, we had net operating loss, or NOL, carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

Initial Public Offering

On March 30, 2004, we commenced an initial public offering of 4.6 million shares of our Class B common stock. The closing of our initial public offering took place on April 5, 2004. The proceeds of our initial public offering, net of cash offering expenses, were approximately $27.2 million. In connection with our initial public offering, those underwriters were also granted warrants, exercisable over a four-year period commencing April 5, 2005 and ending April 5, 2009, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. Net proceeds have been or are expected to be used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations and working capital and other general corporate purposes.

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

Prior to the automatic conversion, we accounted for the difference between the carrying amount of the redeemable preferred stock and the redemption amount by increasing the carrying amount for periodic accretion using the interest method, so that the carrying amount was equal to redemption amount at the earliest redemption date.

Follow-on Public Offering

In February 2005, we closed a secondary offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of offering costs, are estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. In addition to funding the acquisition of certain assets from Name Development Ltd., we intend to use the proceeds from the offering for working capital and other general corporate purposes, including for future acquisitions.

Holders of the preferred stock are entitled to receive cumulative dividends from the date of original issue at the annual rate of 4.75% of the liquidation preference of the preferred stock, payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments.

The preferred stock is convertible at the option of the holder at any time into shares of the our Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change.

We may elect to automatically convert some or all of the preferred stock into Class B common stock if the closing price of our Class B common stock has exceeded $36.75, which is 150% of the conversion price for at least 20 of the 30 consecutive trading days ending within 5 trading days prior to the notice of automatic conversion.

If we elect to automatically convert some or all of the preferred stock into Class B common stock prior to February 15, 2008, we will make an additional payment on the preferred stock equal to the aggregate amount of cumulative dividends that would have accrued and become payable on the preferred stock from February 14, 2005 through and including February 15, 2008, less any dividends already paid on the preferred stock. This additional payment is payable in cash or, at our option, in shares of our Class B common stock, or a combination of cash and shares of Class B common stock.

We may elect to redeem the preferred stock, in whole or in part, at declining redemption prices on or after February 20, 2008.

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% Convertible Subordinated Debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right. The Debentures, if issued, will mature 25 years after the exchange date.

Comparison of the combined periods of January 1, 2003 to February 28, 2003 and January 17, 2003 (inception) to December 31, 2003 (2003 period) to the year ended December 31, 2004 (2004 period)

Revenue. Revenue increased 91%, from $23.0 million for the 2003 period to $43.8 million in the same period in 2004. This increase was primarily attributable to our performance-based advertising services, which increased by approximately $20.0 million for the 2004 period. Of this increase, approximately 68% related to an increase in the average revenue per merchant advertiser, while approximately 32% related to an increase in the number of merchant advertisers.

We believe the increase in revenue is primarily attributable to the growth of our revenue resulting from our existing distribution partners, the increased number of searches and resulting click-throughs performed by users of our services and new merchant advertisers. We had more than 400 distribution partners in December 2003 and 2004. We believe the foregoing factors, combined with our sales efforts and improved operational controls, have contributed to the increase in the average revenue per merchant advertiser. The increase in revenue for the 2004 period is also attributable to the acquisition of TrafficLeader in October 2003, which added 11 unique distribution partners and more than 280 merchant advertisers and the acquisition of goClick in July 2004 which added more than 40 unique distribution partners and more than 5,000 unique merchant advertisers. The operating results of TrafficLeader and goClick were included as of the acquisition dates of October 24, 2003 and July 27, 2004, respectively.

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

Expenses

Service Costs. Service costs increased 111%, from $13.0 million for the 2003 period to $27.4 million in the same period in 2004. This increase was primarily attributable to an increase of $12.5 million in payments to distribution partners, an increase in personnel costs of $1.3 million, an increase in facility and other costs of $262,000, an increase in payment processing fees of $313,000, and an increase in production technology and bandwidth costs of $81,000.

Service costs as a percentage of revenue were 57% for the 2003 period as compared to 63% in the same period in 2004. As a percentage of revenue, the increase in service costs for the 2004 period as compared to the same period in 2003 was primarily a result of the impact as a percentage of revenue from the service cost level from the October 2003 acquisition of TrafficLeader and their feed management services. TrafficLeader’s service costs, of which feed management services is the primary component, were 77% of TrafficLeader’s revenue for the 2004 period. Payments to feed management services distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. To the extent that payments to feed management services distribution partners make up a larger percentage of future operations, we expect that service costs will increase as a percentage of revenue. goClick’s operating activities are in the process of being integrated with our other operations. goClick’s service costs did not have a significant percentage impact on the consolidated service cost percentage of revenue.

Approximately $6.8 million and $3.1 million of the total increase in service costs for the 2004 period was attributable to the October 2003 acquisition of TrafficLeader and the July 2004 acquisition of goClick, respectively. The increase in service costs also resulted from a greater number of searches, an increase in database and hardware capacity requirements as a result of an increase in our distribution partner base and corresponding number of searches, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers. We expect that service costs will continue to increase in absolute dollars, since we anticipate expanding our operations.

Sales and Marketing. Sales and marketing expenses increased 56%, from $2.8 million in the 2003 period to $4.4 million in the same period in 2004. The increase in dollars was primarily attributable to an increase in personnel costs of $1.2 million, an increase in travel costs of $214,000 and an increase in other expenses of $206,000. As a percentage of revenue, sales and marketing expenses were 12% and 10% for the 2003 and 2004 periods, respectively. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities.

Product Development. Product development expenses increased 60%, from $1.4 million in the 2003 period to $2.3 million in the same period in 2004. The increase in dollars was primarily attributable to an increase in personnel costs of $706,000, an increase in travel costs of $53,000 and an increase in other expenses of $96,000. As a percentage of revenue, the product development expenses were 6% and 5% for the 2003 and 2004 periods, respectively. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses increased 38%, from $3.0 million in the 2003 period to $4.1 million in the same period in 2004. As a percentage of revenue, general and administrative expenses decreased to 9% in the 2004 period compared to 13% in the same period in 2003. As a percentage of revenue, the decrease in general and administrative expenses in the 2004 period as compared to the same period in 2003 was primarily a result of general and administrative expenses being compared to a larger revenue base.

The net increase in the dollars was primarily due to an increase in personnel costs of $876,000, a decrease in travel costs of $123,000, an increase in insurance of $99,000, an increase in bad debt expense of $220,000 and an increase in other expenses of $62,000. Many of these costs in the 2004 period result from operating in multiple jurisdictions commencing in 2003 and increased operating activity, including the acquisitions of TrafficLeader in October 2003 and goClick in July 2004. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

Acquisition-Related Retention Consideration. Acquisition-related retention consideration increased 76%, from $283,000 in the 2003 period to $499,000 in the same period in 2004. For the 2004 period, the components of acquisition-related retention consideration were as follows: service costs of $117,000, sales and marketing of $204,000, product development of $136,000, and general and administrative of $42,000.

The acquisition-related retention consideration was calculated as part of the contingent, earnings-based payment obligation to certain employees of Enhance Interactive and is equal to 5.56% of Enhance Interactive’s earnings before taxes in excess of $3.5 million for the 2004 period of which $499,000 has been recorded as acquisition-related retention consideration including employer payroll-related taxes. We have accounted for the payment amount as compensation. The acquisition-related retention consideration for the calendar years 2003 and 2004 was subject to an aggregate maximum of $1.0 million. The earn-out consideration concluded at the end of calendar year 2004.

Facility Relocation. In March 2004, we entered into a sublease agreement for new and larger office facilities in Seattle, Washington, and we relocated from our original office facilities also located in Seattle, Washington. In March 2004, we accrued lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities. In the third quarter of 2004, we reduced the lease and related cost accrual by $30,000 based on a revised estimate for subtenant income. The remaining lease obligations for the original facilities extend through June 30, 2006 and totaled $150,000 as of December 31, 2004. As of December 31, 2004, we estimate the net sublease income to be approximately $69,000 over the remaining life of the lease.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Stock-Based Compensation. The amortization of stock-based compensation decreased 59%, from $2.2 million in the 2003 period to $891,000 in the same period in 2004. During the 2004 period, the components of stock-based compensation were service costs of $11,000, sales and marketing of $156,000, product development of $60,000 and general and administrative of $664,000. Amounts in the 2004 period related primarily to the vesting of stock options granted to employees in which the exercise price was less than the fair market value at the date of grant and $407,000 related to restricted stock issued to employees for future services in connection with the acquisition of TrafficLeader.

The 2003 period includes $781,000 of stock-based compensation for 125,000 options issued that were held in escrow as security for the indemnification obligations under the Enhance Interactive merger agreement. These options were subject to forfeiture, until the expiration of the escrow period on February 28, 2004. Accordingly, we have accounted for these options as variable awards during the escrow period. Under variable plan accounting, compensation expense is measured quarterly as the amount by which the fair market value of the shares of our Class B common stock covered by the option grant exceeds the exercise price and is recognized over the option’s vesting period. Increases or decreases in the fair market value of our Class B common stock between the date of grant and the date of exercise result in a corresponding increase or decrease in the measure of compensation expense.

Amortization of Intangibles. Intangible amortization expense increased 64%, from $3.0 million for the 2003 period to $5.0 million in the same period in 2004. The increase is associated with the acquisitions of Enhance Interactive, TrafficLeader, and goClick. During the 2004 period, the components of amortization of intangibles were service costs of $3.5 million, sales and marketing of $701,000 and general and administrative of $744,000.

Our purchase accounting resulted in all assets and liabilities from our acquisition of Enhance Interactive, TrafficLeader and goClick being recorded at their estimated fair values on the acquisition dates of February 28, 2003, October 24, 2003, and July 27, 2004, respectively. For the period from February 28, 2003 through December 31, 2004, all goodwill, identifiable intangible assets and liabilities resulting from the Enhance Interactive, TrafficLeader and goClick acquisitions have been recorded in our financial statements. The identified intangible assets acquired through these acquisitions amounted to approximately $13.0 million and are being amortized over a range of useful lives of 12 to 42 months. Our consolidated financial results for periods subsequent to the acquisition of Enhance Interactive are not comparable to the financial statements of Enhance Interactive presented for prior periods. We may acquire identifiable intangible assets as part of future acquisitions and, if so, we expect that our intangible amortization will increase in absolute dollars.

Other Income. Other income increased 321%, from $76,000 in the 2003 period to $319,000 in the same period in 2004. The increase was primarily attributable to an increase in interest income of $218,000 and the adjustment to fair value of the TrafficLeader redemption obligation of $30,000 in the 2004 period as compared to the same period in 2003. Interest income increased as a result of the impact of the initial public offering on the average cash balances in the 2004 period.

Income Taxes. The income tax expense in the 2004 period was $34,000 compared to an income tax benefit of $860,000 in the same period in 2003.

The effective tax benefit rate was 32% in the 2003 period. This differed from the expected rate of 34% primarily due to state income taxes offset by non-deductible stock compensation amounts. The effective tax rate was 5% in the 2004 period. This differed from the expected rate of 34% primarily due to non-deductible stock compensation amounts.

The periods were also impacted by the following factors:

•	On February 28, 2003 and October 24, 2003, in connection with the purchase accounting for the respective acquisitions of Enhance Interactive and TrafficLeader, we recorded net deferred tax liabilities in the amount of approximately $3.5 million, including $461,000 associated with the acquisition of TrafficLeader, relating to the difference in the book basis and tax basis of its assets and liabilities.

•	Approximately $3.6 million of these net deferred tax liabilities, including $479,000 associated with the acquisition of TrafficLeader, related to the book basis versus tax basis of the identifiable intangible assets in the acquisitions totaling approximately $9.7 million.

•	On July 27, 2004, in connection with the purchase accounting for goClick, we recorded net deferred assets of approximately $11,000 relating to the difference in the book versus tax basis of its liabilities in the amount of approximately $31,000. The $9.4 million of goodwill and $3.3 million of intangible assets relating to the goClick acquisition are being deducted for tax purposes over a 15 year period.

During the period from January 1, 2003 through February 28, 2003 and in the 2004 period, as a result of tax deductions from stock option exercises, Enhance Interactive and the Company recognized tax-effected benefits of approximately $231,000 and $444,000 respectively, which were recorded as credits to stockholder’s equity.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock. The accretion to redemption value of preferred stock decreased 68%, from $1.3 million in the 2003 period to $420,000 in the same period in 2004. The accretion to the redemption value recorded during these periods is based upon 6,724,063 shares of Series A redeemable convertible preferred stock outstanding as of April 5, 2004 with a dividend rate of 8% per annum. All 6,724,063 shares of Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock upon the closing of the initial public offering on April 5, 2004.

Net Loss Applicable to Common Stockholders. The net loss applicable to common stockholders decreased 63%, from $3.2 million in the 2003 period to $1.2 million in the same period in 2004. The decrease was primarily attributable to revenue increasing at a faster rate than sales and marketing, product development and general and administrative expenses, a decrease in accretion to redemption value of the Series A redeemable convertible preferred stock of $898,000, a decrease in stock-based compensation of $1.3 million, partially offset by an increase in service costs as a percentage of revenue, an increase in amortization of intangible assets of $1.9 million, an increase in acquisition-related retention consideration of $216,000 and an increase in facility relocation costs of $200,000.

Operating Income before Amortization

Our management believes that certain non-GAAP measures, which are calculated and presented on the basis of methodologies other than in accordance with generally accepted accounting principles (GAAP), are helpful, when presented in conjunction with comparable GAAP measures. The non-GAAP measures are not meant to replace or supersede the GAAP measures, but rather to supplement the GAAP information and to present to the readers of the financial statements the same information that management considers in assessing our results of operations and performance.

When presenting non-GAAP measures we will present a reconciliation of the most directly comparable GAAP measure. These non-GAAP measures are consistent with how management views our results of operations in assessing performance.

We report operating income before amortization (OIBA) that is a supplemental measure to GAAP. OIBA represents income (loss) from operations before: (1) stock-based compensation expense; and (2) amortization of intangible assets. It is one of the primary metrics by which we evaluate the performance of our business.

Additionally, management uses adjusted OIBA which excludes both: (1) the acquisition-related retention consideration, as we view this as part of the earn-out incentives related to our acquisition of Enhance Interactive; and (2) a facility relocation expense. Both of these items are viewed as non-recurring in nature. The Enhance Interactive earn-out consideration is recorded for its respective calendar year, and the facility relocation expense was recorded in the year ended December 31, 2004.

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

OIBA and adjusted OIBA have certain limitations in that they do not take into account the impact to our statement of operations of certain expenses, including non-cash stock-based compensation associated with our employees, acquisition-related accounting and facility relocation amounts. We endeavor to address the limitations of these non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and detailed descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

The following are the non-cash expenses that are excluded from our non-GAAP measures:

•	stock-based compensation consists of restricted stock and options expense, which relates mostly to restricted stock and options issued in connection with acquisitions. We view this expense as part of transaction costs which are not paid in cash. Stock-based compensation also includes the expense associated with certain employee stock options where on the date of grant the fair value of the underlying stock exceeded the exercise price.

•	amortization of intangible assets is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as distribution partner relationships and merchant advertiser customer relationships are valued and amortized over their estimated lives. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that since intangibles represent costs incurred by the acquired company to build value prior to the acquisition, they were part of transaction costs and will not be replaced with cash costs when the intangibles are fully amortized.

The following is a reconciliation of income (loss) from operations and net income (loss) applicable to common stockholders to the non-GAAP measure of operating income before amortization, also referred to as OIBA, for the period of January 1, 2003 to February 28, 2003, the period from January 17, 2003 (inception) to December 31, 2003 and for the year ended December 31, 2004.

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	January 17 (inception) to December 31, 2003	Year ended December 31, 2004
Operating income before amortization (OIBA)	$594,053	$1,820,795	$4,838,277
Stock-based compensation	(38,981)	(2,125,110)	(890,520)
Amortization of intangible assets from acquisitions	—	(3,023,408)	(4,965,503)

Income (loss) from operations	555,072	(3,327,723)	(1,017,746)

Other income (expense):
Interest income	1,529	45,874	265,354
Interest expense	—	—	(5,654)
Adjustment to fair value of redemption obligation	—	25,500	55,250
Other	—	2,685	3,644

Total other income	1,529	74,059	318,594

Income (loss) before provision for income taxes	556,601	(3,253,664)	(699,152)
Income tax expense (benefit)	224,082	(1,084,312)	33,941

Net income (loss)	332,519	(2,169,352)	(733,093)
Accretion to redemption value of redeemable convertible preferred stock	—	1,318,885	420,430

Net income (loss) applicable to common stockholders	$332,519	$(3,488,237)	$(1,153,523)

OIBA increased in the 2004 period by $2.4 million, or 100%, as compared to the same period in 2003. This increase was primarily attributable to revenue increasing at a faster rate than sales and marketing, product development and general and administrative expenses, partially offset by an increase in service costs as a percentage of revenue, an increase in acquisition-related retention consideration of $216,000 and an increase in facility relocation costs of $200,000.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters and periods ended December 31, 2004, as well as such data expressed as a percentage of our revenues for the periods presented. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this prospectus. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

	Predecessor Period	Successor Periods
	Period from Jan 1 to Feb 28, 2003	Period from Jan 17, (inception) to Mar 31, 2003	Quarter ended
			June 30, 2003	Sept 30, 2003	Dec 31, 2003	Mar 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004
Consolidated Statement of Operations Data:
Revenue	$3,071,055	$1,715,933	$5,356,286	$5,359,274	$7,460,665	$7,601,911	$8,865,178	$12,215,835	$15,121,348

Expenses:
Service costs (1)	1,732,813	883,280	2,955,535	2,967,206	4,486,049	4,779,575	5,743,815	7,619,496	9,307,052
Sales and marketing (1)	365,043	214,615	654,182	723,753	868,133	1,009,972	1,030,710	1,156,314	1,217,047
Product development (1)	144,479	104,947	354,927	384,248	447,300	505,535	528,306	602,478	655,111
General and administrative (1)	234,667	426,919	729,856	659,177	927,967	694,748	846,680	1,072,505	1,497,611
Acquisition-related retention consideration (2)	—	—	—	—	283,269	132,936	122,724	119,198	124,222
Facility relocation	—	—	—	—	—	230,459	—	(30,499)	—
Stock-based compensation (3)	38,981	710,991	550,078	326,407	537,634	360,764	235,234	125,405	169,117
Amortization of intangible assets from acquisitions (4)	—	290,087	869,588	869,588	994,145	1,034,868	1,034,643	1,404,464	1,491,528

Total operating expenses	2,515,983	2,630,839	6,114,166	5,930,379	8,544,497	8,748,857	9,542,112	12,069,361	14,461,688

Income (loss) from operations	555,072	(914,906)	(757,880)	(571,105)	(1,083,832)	(1,146,946)	(676,934)	146,474	659,660

Other income (expense):
Interest income	1,529	3,092	13,479	16,931	12,372	11,016	70,329	82,462	101,547
Interest expense	—	—	—	—	—	(325)	(1,488)	(1,915)	(1,926)
Adjustment to fair value of redemption obligation	—	—	—	—	25,500	55,250	—	—	—
Other	—	—	—	—	2,685	3,644	—	—	—

Total other income	1,529	3,092	13,479	16,931	40,557	69,585	68,841	80,547	99,621

Income (loss) before provision for income taxes	556,601	(911,814)	(744,401)	(554,174)	(1,043,275)	(1,077,361)	(608,093)	227,021	759,281
Income tax expense (benefit)	224,082	(323,092)	(263,771)	(196,368)	(301,081)	(53,700)	(147,103)	82,787	151,957

Net income (loss)	332,519	(588,722)	(480,630)	(357,806)	(742,194)	(1,023,661)	(460,990)	144,234	607,324
Accretion to redemption value of redeemable convertible preferred stock	—	119,081	385,274	407,265	407,265	402,679	17,751	—	—

Net income (loss) applicable to common stockholders	$332,519	$(707,803)	$(865,904)	$(765,071)	$(1,149,459)	$(1,426,340)	$(478,741)	$144,234	$607,324

Basic and diluted net income (loss) per share applicable to common stockholders		$(0.05)	$(0.07)	$(0.06)	$(0.09)	$(0.11)	$(0.02)	$0.01	$0.02

	Predecessor Period	Successor Periods
	Period from Jan 1 to Feb 28, 2003	Period from Jan 17, (inception) to Mar 31, 2003	Quarter ended
			June 30, 2003	Sept 30, 2003	Dec 31, 2003	Mar 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004
Other Financial Data:
Operating income before amortization (OIBA)	$594,053	$86,172	$661,786	$624,890	$447,947	$248,686	$592,943	$1,676,343	$2,320,305
(1) Exclude acquisition-related consideration, stock-based compensation and amortization of intangible assets
(2) Components of acquisition-related retention consideration:
Service costs	$—	$—	$—	$—	$33,723	$15,826	$14,604	$14,185	$71,970
Sales and marketing	—	—	—	—	96,262	45,175	41,726	40,503	77,124
Product development	—	—	—	—	104,233	48,916	45,162	43,865	(1,996)
General and administrative	—	—	—	—	49,051	23,019	21,232	20,645	(22,876)
(3) Components of stock-based compensation:
Service costs	$190	$—	$—	$—	$9,776	$4,050	$2,250	$2,250	$2,250
Sales and marketing	715	128,993	99,861	87,720	105,297	67,546	49,042	7,573	31,573
Product development	37,710	69,769	95,108	38,348	37,855	21,902	12,675	12,653	12,653
General and administrative	366	512,229	355,109	200,339	384,706	267,266	171,267	102,929	122,641
(4) Components of amortization of acquired intangible assets from acquisitions:
Service costs	$—	$215,087	$644,588	$644,588	$712,694	$734,868	$734,643	$978,389	$1,072,978
Sales and marketing	—	29,167	87,500	87,500	143,951	162,500	162,500	207,527	168,550
General and administrative	—	45,833	137,500	137,500	137,500	137,500	137,500	218,548	250,000

Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Service costs	56.4	51.5	55.2	55.4	60.1	62.9	64.8	62.4	61.5
Sales and marketing	11.9	12.5	12.2	13.5	11.6	13.3	11.6	9.5	8.0
Product development	4.7	6.1	6.6	7.2	6.0	6.7	6.0	4.9	4.3
General and administrative	7.6	24.9	13.6	12.3	12.4	9.1	9.6	8.8	9.9
Acquisition-related retention consideration	—	—	—	—	3.8	1.7	1.4	1.0	0.8
Facility relocation	—	—	—	—	—	3.0	—	(0.2)	—
Stock-based compensation	1.3	41.4	10.3	6.1	7.2	4.7	2.7	1.0	1.1
Amortization of intangible assets from acquisitions	—	16.9	16.2	16.2	13.3	13.6	11.7	11.5	9.9

Total operating expenses	81.9	153.3	114.1	110.7	114.5	115.1	107.6	98.8	95.6

Income (loss) from operations	18.1	(53.3)	(14.1)	(10.7)	(14.5)	(15.1)	(7.6)	1.2	4.4
Other income (expense):
Interest income	0.0	0.2	0.3	0.3	0.2	0.1	0.8	0.7	0.7
Interest expense	—	—	—	—	—	—	—	—	—
Adjustment to fair value of redemption obligation	—	—	—	—	0.3	0.7	—	—	—
Other	—	—	—	—	—	—	—	—	—

Total other income	0.0	0.2	0.3	0.3	0.5	0.9	0.8	0.7	0.7
Income (loss) before provision for income taxes	18.1	(53.1)	(13.9)	(10.3)	(14.0)	(14.2)	(6.9)	1.9	5.0
Income tax expense (benefit)	7.3	(18.8)	(4.9)	(3.7)	(4.0)	(0.7)	(1.7)	0.7	1.0

Net income (loss)	10.8	(34.3)	(9.0)	(6.7)	(9.9)	(13.5)	(5.2)	1.2	4.0
Accretion to redemption value of redeemable convertible preferred stock	—	6.9	7.2	7.6	5.5	5.3	0.2	—	—

Net income (loss) applicable to common stockholders	10.8	(41.2)	(16.2)	(14.3)	(15.4)	(18.8)	(5.4)	1.2	4.0

The following table provides a reconciliation of Income (loss) from operations and Net income (loss) applicable to common stockholders to the non-GAAP measure of operating income before amortization for the eight most recent quarters and/or periods ended December 31, 2004.

	Predecessor Period	Successor Periods
	Period from Jan 1 to Feb 28, 2003	Period from Jan 17, (inception) to Mar 31, 2003	Quarter ended
			June 30, 2003	Sept 30, 2003	Dec 31, 2003	Mar 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004
Operating income before amortization (OIBA) (1)	$594,053	$86,172	$661,786	$624,890	$447,947	$248,686	$592,943	$1,676,343	$2,320,305
Stock-based compensation	(38,981)	(710,991)	(550,078)	(326,407)	(537,634)	(360,764)	(235,234)	(125,405)	(169,117)
Amortization of intangible assets from acquisitions	—	(290,087)	(869,588)	(869,588)	(994,145)	(1,034,868)	(1,034,643)	(1,404,464)	(1,491,528)

Income (loss) from operations	555,072	(914,906)	(757,880)	(571,105)	(1,083,832)	(1,146,946)	(676,934)	146,474	659,660
Other income (expense):
Interest income	1,529	3,092	13,479	16,931	12,372	11,016	70,329	82,462	101,547
Interest expense	—	—	—	—	—	(325)	(1,488)	(1,915)	(1,926)
Adjustment to fair value of redemption obligation	—	—	—	—	25,500	55,250	—	—	—
Other	—	—	—	—	2,685	3,644	—	—	—

Total other income	1,529	3,092	13,479	16,931	40,557	69,585	68,841	80,547	99,621

Income (loss) before provision	—	—	—	—	2,685	3,644	—	—	—
for income taxes	556,601	(911,814)	(744,401)	(554,174)	(1,043,275)	(1,077,361)	(608,093)	227,021	759,281
Income tax expense (benefit)	224,082	(323,092)	(263,771)	(196,368)	(301,081)	(53,700)	(147,103)	82,787	151,957

Net income (loss)	332,519	(588,722)	(480,630)	(357,806)	(742,194)	(1,023,661)	(460,990)	144,234	607,324
Accretion to redemption value of redeemable convertible preferred stock	—	119,081	385,274	407,265	407,265	402,679	17,751	—	—

Net income (loss) applicable to common stockholders	$332,519	$(707,803)	$(865,904)	$(765,071)	$(1,149,459)	$(1,426,340)	$(478,741)	$144,234	$607,324

(1)	We report operating income before amortization (“OIBA”) that is a supplemental measure to GAAP. OIBA represents income (loss) from operations plus: (1) stock-based compensation expense; and (2) amortization of intangible assets. This measure, among other things, is one of the primary metrics by which we evaluate the performance of our business. Additionally, management uses adjusted OIBA which excludes both acquisition-related retention consideration as we view this as part of the earn-out consideration from the Enhance Interactive transaction, and a facility relocation expense (benefit). Adjusted OIBA is the basis on which our internal budgets are based and by which management is currently evaluated. Management believes that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered in isolation, as a substitute for, or superior to GAAP results. We believe this measure is useful to investors because it represents our consolidated operating results, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of certain other non-cash expenses. OIBA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses including non-cash stock-based compensation associated with our employees and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and detailed descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

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

As of December 31, 2004, we had cash and cash equivalents of $24.9 million. Subsequent to December 31, 2004, we entered into various office leases, colocation and other arrangements expiring between 2007 and 2009. Total commitments for these arrangements are approximately $269,000.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, tax benefit from stock options, facility relocation amounts, deferred income taxes and changes in working capital. Cash provided by operating activities for the 2004 period of approximately $3.7 million consisted primarily of a net loss of $733,000 adjusted for non-cash items of $6.5 million, including depreciation, amortization of intangibles, allowance for doubtful accounts, merchant advertiser credits, stock-based compensation, deferred income taxes and income tax benefit related to stock options, offset by approximately $2.0 million used by working capital and other activities. Cash provided by operating activities for the 2003 period of approximately $3.3 million consisted primarily of a net loss of $1.8 million adjusted for non-cash items of $4.4 million, including depreciation and amortization of intangibles, allowance for doubtful account, merchant advertiser credits, stock-based compensation, deferred income taxes and income tax benefit related to stock options, and approximately $650,000 provided by working capital and other activities.

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

Cash used in investing activities for the 2004 period of approximately $12.5 million was primarily attributable to the acquisition of goClick for approximately $7.5 million net of cash acquired, the 2003 Enhance earn-out consideration payment of approximately $3.2 million, purchases of property and equipment of approximately $1.0 million, and purchases of Internet domain names or Web properties of approximately $697,000. Cash used in investing activities for the 2003 period of approximately $17.2 million primarily attributable to the acquisition of Enhance Interactive for $13.3 million net of cash acquired in February 2003, the acquisition of TrafficLeader for $3.2 million in October 2003 and purchases of property and equipment of $607,000.

As a result of our acquisitions, we increased our property and equipment purchases for items such as network equipment and software, furniture, software and equipment for our personnel, and systems used to sell to and serve merchant advertisers. Purchases of property, plant and equipment for the period following the Enhance Interactive acquisition date of February 28, 2003 through December 31, 2004 totaled $1.5 million. As our operations increase, we expect property and equipment purchases will increase as we continue to invest in equipment and software for our systems and personnel.

We expect our purchases of Internet domain names or Web properties to increase as we establish a position in the direct navigation business.

Cash provided by financing activities for the 2004 period of approximately $27.7 million was primarily attributable to net proceeds from our initial public offering in April 2004. Cash provided by financing activities for the 2003 period of approximately $20.3 million relate to proceeds from employees exercising stock options and net proceeds from the sale of Class A and Class B common stock and Series A redeemable convertible preferred stock in the aggregate amount of $20.3 million.

For purposes of the calculations of the contingent earnings and revenue-based payment obligations for Enhance Interactive and TrafficLeader, we have allocated revenue based on the source of revenue. We attribute revenue from products and services originating with Enhance Interactive to Enhance Interactive, and likewise we attribute revenue from products and services originating with TrafficLeader to TrafficLeader. Consistent with that approach, we allocate revenues based on origination of merchant advertiser and distribution partner relationships and agreements. For calendar years 2003 and 2004, the total aggregate Enhance Interactive contingent, earnings-based payment obligation was approximately $3.5 million and $6.2 million, respectively. These payment obligations include the earn-out consideration of approximately $3.2 million and $5.7 million and the retention-related consideration of approximately $283,000 and $499,000 for calendar years 2003 and 2004, respectively. The amounts for the calendar year 2003 were paid in April 2004. The amounts for the calendar year 2004 were paid in March 2005. Subsequent to December 31, 2004, no further obligation exists related to the Enhance Interactive earn-out and retention-related consideration.

For calendar year 2004, TrafficLeader did not achieve the performance-based conditions therefore no further contingent payment obligation remains.

On July 27, 2004, we acquired goClick for approximately $7.5 million in net cash and acquisition costs. Additionally, we issued 433,541 shares of Class B common stock, which shares were valued at $9.55 per share, for accounting purposes, for an aggregate amount of $4.1 million.

The following table summarizes our contractual obligations as of December 31, 2004, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations:
Operating leases (1)	$2,530,664	$637,769	$1,005,201	$887,694
Capital leases	69,717	14,481	28,962	26,274
Other contractual obligations (1)	445,969	319,119	126,850	—
Earn-out obligation associated with Enhance Interactive (2)	6,237,578	6,237,578		—

Total contractual obligations (3),(4)	$9,283,928	$7,208,947	$1,161,013	$913,968

(1)	Subsequent to December 31, 2004, we entered into various office leases, colocation and other arrangements expiring between 2007 and 2009 for approximately $269,000. These amounts are not included in the above schedule.

(2)	A contingent, earnings-based payment obligation exists for the former shareholders of Enhance Interactive. The payment obligation has two components, which consist of earn-out consideration and retention consideration.

The earn-out consideration is calculated based on the formula of 69.44% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to an aggregate maximum payout cap of $12.5 million. In the event income before taxes did not exceed $3.5 million for 2003 or 2004, then no amount shall be payable for the related period. All amounts paid have been accounted for as additional goodwill.

The retention consideration is calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to an aggregate maximum payout cap of $1 million. In the event earnings before taxes did not exceed $3.5 million for 2003 and 2004, then no amount shall be payable for the related period. All amounts paid have been accounted for as compensation.

Based upon the calculation for the calendar year 2003, a $3.5 million payment obligation was recorded in total for 2003 and paid in 2004. As of December 31, 2004, a $6.2 payment obligation was recorded for calendar year 2004 and paid in March 2005. Subsequent to December 31, 2004, no further obligation exists related to the Enhance Interactive earnings and retention-related consideration.

(3)	In February 2005 we entered into (i) a new master agreement with Overture with respect to our direct navigation business, and (ii) a license agreement with Overture with respect to certain of Overture’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we will pay $4.5 million, in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. We have not yet determined the accounting treatment of such payment obligations, including whether all or a portion of such amounts will be recorded as an expense or as a reduction of revenue or to the extent, if any, of the amounts that would be capitalized.

(4)	Under the terms of the preferred stock offering in February 2005, we have a dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments.

In February 2005, we closed our offerings of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares at an offering price of $250 per share of 4.75% convertible exchangeable preferred stock with a liquidation preference of $250 per share. These amounts include the full exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The aggregate net total from the offerings are preliminarily estimated to be approximately $229.4 million.

Concurrent with the close of our offerings, we completed the acquisition of certain assets of Name Development Ltd., a corporation operating in the direct navigation market, for a price of $164.5 million, including approximately $155.7 million in cash and estimated acquisition costs and approximately 419,659 shares of our Class B common stock of Marchex valued at $20.99 per share (for accounting purposes) for an aggregate amount of approximately $8.8 million. On November 19, 2004, we entered into an asset purchase agreement with Name Development which provided that in the event we did not close the contemplated asset acquisition as a result of our failure to meet our closing obligations, we would have been required to pay a termination fee to Name Development equal to $1.5 million consisting of: (1) expense reimbursement for Name Development’s reasonable administrative, legal and accounting expenses incurred in connection with the agreement and contemplated transactions in a minimum amount of $600,000 payable in cash but which amount shall not exceed $750,000; and (2) the issuance of our Class B common stock with a value (calculated based on the average closing price of the shares on the Nasdaq National Market for the 10 trading days ending on June 30, 2005) equal to $1.5 million less the amount of the expense reimbursement.

From January through March 2005, we paid approximately $4.3 million for the purchase of additional Internet domains or Web properties. We expect to continue acquiring valuable Internet domains or Web properties as we grow our presence in the field of direct navigation.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. We have allocated a portion of net proceeds from our offerings to fund acquisitions. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

We will have an annual dividend payment obligation under the terms of the preferred stock of $2.7 million. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. If we were to exchange the preferred stock for debentures, we would assume the principal and interest payment obligations under the terms of the debentures. Our ability to pay dividends under the preferred stock or to make payments of principal and interest under the debentures in the future will depend on our financial results, liquidity and financial condition.

Based on our operating plans we believe that the remaining proceeds from our initial and follow-on public offering, together with existing resources and cash flow provided by ongoing operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Critical Accounting Policies

The policies below are critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results.

Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;

•	Goodwill and intangible assets;

•	Stock-based compensation; and

•	Allowance for doubtful accounts, merchant advertiser and incentive program credits.

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to merchant advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, and beginning in October 2003, feed management services. For these particular services, revenue is recognized upon a user’s click-through of a merchant advertiser listing within our network. Each click-through represents a completed transaction.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines and other Web sites on which we include our merchant advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the merchant advertiser. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from merchant advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the merchant advertiser. We also recognize revenue for certain agency contracts with merchant advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of merchant advertisers from search engines and directories. We are paid an agency fee based on the total amount of the purchase made on behalf of these merchant advertisers. Under these agreements, our merchant advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our merchant advertisers. This creates a sequential liability for media purchases made on behalf of merchant advertisers.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

We apply the provisions of the Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (SFAS 144).

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. To date, no impairment charge has been taken for the goodwill related to our acquisitions of Enhance Interactive, TrafficLeader, or goClick. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Stock-Based Compensation

Our stock-based compensation plan is described more fully in Note 7 to the consolidated financial statements. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2000, to account for our employee stock options. Under this method, employee compensation expense is recorded on the date of grant only if the fair market value of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.

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

The amount of compensation expense actually recognized in future periods could be lower than currently anticipated if unvested stock options for which deferred compensation has been recorded are forfeited. In addition, if we used different assumptions to determine the deemed fair value of our common stock, we could have reported materially different amounts of stock-based compensation. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the date of grant. Recent changes to applicable accounting standards will require us to record the fair value of options as an expense for periods beginning after December 15, 2005. If we had estimated the fair value of options on the date of grant using a Black-Scholes pricing model, and then amortized this estimated fair value over the vesting period of the options, our net income (loss) would have been adversely affected. See Note 1(m) to our consolidated financial statements for a discussion of how our net income (loss) would have been adversely affected.

Allowance for Doubtful Accounts and Merchant Advertiser and Incentive Program Credits

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

We determine our allowance for merchant advertiser credits and adjustments based upon our analysis of historical credits. Under the merchant advertiser incentive program, we grant merchant advertisers credits depending upon the individual amounts of prepayments made. The incentive program allowance is determined based on the historical rate of incentives earned and used by merchant advertisers compared to the related revenues recognized by us. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments and estimates.

Related Party Transactions

For a description of our related party transactions, the information required under this item may be found in the 2005 Proxy Statement and is incorporated herein by reference.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123-R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion No. 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

The Company is required to apply SFAS No. 123-R as of the interim reporting period that begins after December 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

RISK FACTORS

Risks Relating to Our Company

Our limited operating history makes evaluation of our business difficult.

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003, TrafficLeader in October 2003, goClick in July 2004 and in February 2005 completed the acquisition of certain assets of Name Development.

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

We have incurred net losses since inception and had an accumulated deficit of $4.6 million as of December 31, 2004. Our net losses are likely to continue for the foreseeable future. Also, our net losses may increase to the extent we increase our sales and marketing activities and acquire additional businesses. These efforts may prove to be more expensive than we currently anticipate which could further increase our net losses. We cannot predict if we will become profitable in the future. Even if we were to achieve profitability, we may not be able to sustain it.

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our merchant listings. Yahoo!, primarily through its subsidiaries, such as Inktomi and Overture, is our largest distribution partner, collectively representing approximately 18% of our total revenue for the twelve months ended December 31, 2004 and was responsible for 100% of the revenue of Name Development during the same period. For the year ended December 31, 2003, distribution through Yahoo! and its subsidiaries collectively represented less than 10% of Marchex’s total revenue.

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

Companies distributing advertising on the Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the online advertising outlets with the most user traffic. According to comScore Media Metrix qSearch, Yahoo! Search accounted for 27% of the online searches in the United States in May 2004 and Google accounted for 37%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of merchant advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of the traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

If we do not maintain and grow a critical mass of merchant advertisers and distribution partners, the value of our services could be adversely affected.

Our success depends, in part, on the maintenance and growth of a critical mass of merchant advertisers and distribution partners and a continued interest in our performance-based advertising and search marketing services. If our business is unable to achieve a growing base of merchant advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective merchant advertisers may reduce or terminate their business with us. Any decline in the number of merchant advertisers and distribution partners could adversely affect the value of our services.

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

Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims, including claims of trademark infringement in connection with an acquisition of previously-owned Internet domain names, that would be costly to defend and could limit our ability to use certain critical technologies.

Any patent or other intellectual property litigation could negatively impact our business by diverting resources and management attention from other aspects of the business and adding uncertainty as to the ownership of technology, services and property that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to license the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

We may need additional funding to meet our obligations and to pursue our business strategy. Additional funding may not be available to us and our financial condition could therefore be adversely affected.

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future, including:

•	We were required to make performance payments of approximately $6.2 million based on 2004 earnings to the original shareholders and certain employees of eFamily and its wholly-owned subsidiary, Enhance Interactive, which we acquired in February 2003.

•	We recently entered into agreements with Overture, pursuant to which we are required to pay $4.5 million in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based on 3.0% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016.

•	We are obligated to pay quarterly dividends to the holders of preferred stock at an annual rate of $11.875 per preferred share. Based on 230,000 outstanding shares of preferred stock issued as part of the preferred stock offering in February 2005, the annual dividend obligation would be $2.7 million.

•	If debentures are issued upon exchange of the preferred stock, we will become obligated to make interest payments to the holders of the debentures.

Following the offerings, there can be no assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible securities will result in further dilution to existing stockholders. If adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally-developed businesses.

Our acquisitions could divert management’s attention, cause ownership dilution to our stockholders, cause our earnings to decrease and be difficult to integrate.

Our business strategy includes identifying, structuring, completing and integrating acquisitions. Acquisitions in the technology and Internet sectors involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities to meet our objectives which include revenue growth, profitability and competitive market share. Our acquired companies may have histories of net losses and may expect net losses for the foreseeable future.

Acquisitions are accompanied by a number of risks that could harm our business, operating results and financial condition:

•	We could experience a substantial strain on our resources, including time and money, and we may not be successful;

•	Our management’s attention could be diverted from our ongoing business concerns;

•	While integrating new companies, we may lose key executives or other employees of these companies;

•	We may issue shares of our Class B common stock as consideration for acquisitions which may result in ownership dilution to our stockholders;

•	We could fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our workforce;

•	We could experience customer dissatisfaction or performance problems with an acquired company or technology;

•	We could become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

•	We could incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

•	We may be exposed to investigations and/or audits by federal, state or other taxing authorities.

Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

The loss of our senior management, including our founding executive officers, could harm our current and future operations and prospects.

We are heavily dependent upon the continued services of Russell C. Horowitz, our chairman and chief executive officer, and John Keister, our president and chief operating officer, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, each own shares of fully vested Class A common stock. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our clients and customers under our standard confidentiality agreement.

Further, as of December 31, 2004, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 93% of the combined voting power of our outstanding capital stock. Following completion of our recent common stock and preferred stock offerings, these founding executive officers together control 90% of the combined voting power of all of our outstanding capital stock, excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

We may have difficulty attracting and retaining qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

In order to fully implement our business plan, we will need to attract and retain additional qualified personnel. Thus, our success will in significant part depend upon the efforts of personnel not yet identified and upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We are also dependent on managerial and technical personnel to the extent they may have knowledge or information about our businesses and technical systems that may not be known by our other personnel. There can be no assurance that we will be able to attract and retain necessary personnel. The failure to hire and retain such personnel could adversely affect the implementation of our business plan.

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

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our Class B common stock and preferred stock on the Nasdaq National Market.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the Securities and Exchange Commission, as well as the adoption of new and more stringent rules by the Nasdaq Stock Market.

Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Class B common stock and preferred stock on the Nasdaq National Market could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the new internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for our first fiscal year ending on or after July 15, 2006, the requisite SEC compliance date, will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Recently adopted changes in accounting rules and regulations, such as expensing of stock options and shares issued through the employee stock purchase plan, will result in unfavorable accounting charges and may require us to change our compensation policies.

Accounting methods and policies regarding expensing stock options are subject to review, interpretation and guidance from relevant accounting authorities, including the Financial Accounting Standards Board, or FASB. For example, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. On December 16, 2004, the FASB adopted a revised final statement of financial accounting standards which requires us, as a small business issuer, to expense the fair value of stock options granted for periods beginning after December 15, 2005. In addition, under the FASB’s final rules on employee stock purchase plans, we will incur an expense. We rely heavily on stock options to compensate existing employees and attract new employees. In light of these new requirements to expense stock options and shares issued under the employee stock purchase plan, we may choose to reduce our reliance on these as compensation tools. If we reduce our use of stock options and the employee stock purchase plan, it may be more difficult for us to attract and retain qualified employees and we may need to compensate our employees with greater amounts of cash or other incentives. If we do not reduce our reliance on stock options and the employee stock purchase plan, our reported losses will increase. Further changes to interpretations of accounting methods or policies in the future may require us to adversely revise how our financial statements are prepared.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased.

We have substantial goodwill and other intangible assets, and we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

We may not be able to realize the intended and anticipated benefits from the Name Development asset acquisition, which could affect the value of the asset acquisition to our business strategy and our ability to meet our financial obligations and targets.

We may not be able to realize the intended and anticipated benefits that we currently expect from the Name Development asset acquisition. These intended and anticipated benefits include increasing our cash flow from operations, growing our merchant network, broadening our distribution offerings and delivering services that strengthen our merchant relationships.

Factors that could affect our ability to achieve these benefits include:

•	We will need to continue to acquire commercially valuable Internet domain names to grow our presence in the field of direct navigation. We will need to continuously improve our technologies to acquire valuable Internet domain names as competition in the marketplace for appropriate Internet domain names intensifies. Our domain name acquisition efforts are subject to rules and guidelines established by registries which maintain Internet domain name registrations and the registrars which process and facilitate Internet domain name registrations. The registries and registrars may change the rules and guidelines for acquiring Internet domains in ways that may prove detrimental to our domain acquisition efforts.

•	The business of Name Development is dependent on current technologies and user practices. If browser or search technologies were to change significantly, the practice of direct navigation may be altered to our disadvantage.

•	Some of our existing distribution partners may perceive Name Development as a competitive threat and therefore may decide to terminate their agreements with us because of the Name Development asset acquisition.

•	We intend to apply our technology and expertise to geography-specific Web properties that we believe are under-commercialized and not yet mature from a monetization perspective. However, if the current disparities in traffic and monetization of such search terms do not narrow in a favorable way, we may expend significant company resources on business efforts that do not realize the results we expect.

If the acquired business is not integrated into our business as we anticipate, we may not be able to achieve these benefits or realize the value paid for the asset acquisition, which could materially harm our business, financial condition and results of operations.

We may experience unforeseen liabilities in connection with the Name Development asset acquisition or our acquisition of other Internet domain names, which could negatively impact our financial results.

The Name Development asset acquisition involves the acquisition of a large number of previously-owned Internet domain names. Furthermore, we have separately acquired and intend to continue to acquire in the future additional previously-owned Internet domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired Internet domain names under the Uniform Domain Name Dispute Resolution Policy administered by ICANN or actions under the U.S. Anti-Cybersquatting Consumer Protection Act.

We intend to review each claim or demand which may arise from time to time on its merits on a case-by-case basis with the assistance of counsel and we intend to transfer any rights acquired by us to any party that has demonstrated a valid prior right or claim. We cannot, however, guarantee that we will be able to resolve these disputes without litigation. The potential violation of third party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

Regulation could reduce the value of the Internet domain names acquired or negatively impact the Internet domain acquisition process, which could significantly impair the value of the asset acquisition.

The Name Development business includes the registrations of thousands of Internet domain names both in the United States and internationally. Name Development acquires previously-owned Internet domain names that have expired and have been offered for sale by Internet domain name registrars following the period of permitted reclamation by their prior owners. Furthermore, we have separately acquired and intend to continue to acquire in the future additional previously-owned Internet domain names.

The acquisition of Internet domain names generally is governed by regulatory bodies. The regulation of Internet domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously-owned Internet domain names or modify the requirements for holding Internet domain names. As a result, we might not acquire or maintain names that contribute to our financial results in the same manner as reflected in the historical financial results of Name Development. Because certain Internet domain names are important assets which support the valuation of the Name Development asset acquisition, a failure to acquire or maintain such Internet domain names could adversely affect our financial results and our growth. Any impairment in the value of these important assets could cause our stock price to decline.

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

We currently or potentially compete with a variety of companies, including FindWhat.com, Google, Microsoft and Yahoo! Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. Going forward, however, these companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition.

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

Currently, and in the future, as the use of the Internet and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our services.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have filed two provisional patent applications with the United States Patent and Trademark Office, and two non-provisional patent applications based on the two filed provisional applications in the United States and via the Patent Cooperation Treaty designating all member countries. In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trade name and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology. Any such failure could have a material adverse effect on our business.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the trading price of our Class B common stock and the trading price of our preferred stock.

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

Our potential liability for unlawful activities of users of our services and our merchant advertisers or unpermitted uses of our merchant listings by distribution partners could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. For example, as a result of the actions of merchant advertisers in our network, we may be subject to civil claims relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Furthermore, under agreements with certain of our larger distribution partners, we are required to indemnify these partners against any liabilities or losses resulting from the content of our merchant listings. Although our merchant advertisers indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liability or losses incurred by us as a result of the activities of our merchant advertisers.

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

Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. For example, as a result of the actions of merchant advertisers in our network, we may be subject to the application of existing laws and regulations relating to a wide variety of issues such as privacy, gambling, sweepstakes, promotions, financial market regulation, and intellectual property ownership and infringement. In addition, existing laws that regulate or require licenses or permits for certain businesses of merchant advertisers may be unclear in their application to our business, including those related to insurance and securities brokerage, law offices and pharmacies. Our business may be negatively affected by a variety of new or existing laws and regulations, which may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet. The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business. The existing federal laws include, among others:

•	The Digital Millennium Copyright Act and its related safe harbors are intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others.

•	The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children, and they impose additional restrictions on the ability of online services to collect user information from minors.

•	The Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	The CAN-SPAM Act of 2003 and certain state laws are intended to impose limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

•	The Electronic Communications Privacy Act is intended to protect the privacy of e-mail and other electronic communications.

Courts may apply each of these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. Among the types of legislation currently being considered at the federal and state levels are consumer laws regulating the practices for software applications or downloads and the use of “cookies” and these laws may introduce requirements for user consent and other restrictions. These proposed laws are intended to target applications often referred to as spyware, invasiveware or adware, although the scope may also include some software applications currently used in the online advertising industry to serve and distribute advertisements.

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

State and local governments may in the future be permitted to levy additional taxes on Internet access and electronic commerce transactions, which could result in a decrease in the level of usage of our services. In addition, we may be required to pay additional income, sales, or other taxes.

On November 19, 2004, the federal government passed legislation placing a three-year ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions. Unless the ban is extended, state and local governments may begin to levy additional taxes on Internet access and electronic commerce transactions upon the legislation’s expiration in November 2007. An increase in taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the level of usage of our services. Additionally, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and the Company’s filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. We cannot predict the outcome of any of these reviews.

Risks Relating to our Common Stock and Preferred Stock

Our Class B common stock price has been and is likely to continue to be highly volatile. The price of our Class B common stock, and therefore the value of the preferred stock, may fluctuate significantly, which may make it difficult for holders to resell the preferred stock or the shares of our Class B common stock issuable upon conversion thereof when desired or at attractive prices.

The trading price of our Class B common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq National Market ranged from $8.56 to $21.00 per share through December 31, 2004 and the last reported sale price on March 24, 2005 was $17.40 per share. Our stock price may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with a strategic transaction;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners or merchant advertisers;

•	changes in earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies; and

•	changes in our industry and the overall economic environment.

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

Because our shares of the preferred stock are convertible into shares of Class B common stock, volatility or depressed prices for our Class B common stock could have a similar effect on the value of the preferred stock. Holders who receive Class B common stock upon conversion also will be subject to the risk of volatility and depressed prices of our Class B common stock.

If we, or our existing stockholders, sell additional shares of our Class B common stock, the market price of our Class B common stock and therefore our preferred stock could decline.

We have a substantial number of shares of Class B common stock that are eligible for resale, including:

•	Upon completion of our recent common stock and preferred stock offerings, we have 22,711,461 shares of Class B common stock outstanding and 16,452,159 shares of our common stock are subject to lock- up for 90 days following such offerings by executive officers, directors and certain of our stockholders.

•	As of December 31, 2004, we had issued options for 4,409,570 shares of Class B common stock, of which options for 1,051,133 shares were exercisable as of such date. We have also issued shares in connection with our initial financing and our prior acquisitions, of which 20,279,063 are eligible for resale under Rule 144.

•	As of December 31, 2004, we had 111,488,539 shares of authorized but unissued shares of our Class B common stock that are available for future sale.

•	Approximately 11,987,500 of our shares of Class A common stock and 8,725,104 of our shares of Class B common stock are subject to piggyback registration rights. 419,659 shares of our Class B common stock issued as part of the consideration for the Name Development asset acquisition are subject to future registration on Form S-3 on a best efforts basis. We also may enter into additional registration rights agreements in the future in connection with any subsequent acquisitions we may undertake. Any sales of our common stock under these registration rights arrangements with these stockholders could be negatively perceived in the trading markets and negatively affect the price of our common stock.

The market price of our Class B common stock and our preferred stock as well could decline as a result of sales of a large number of shares of our Class B common stock in the market, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our founding executive officers control the outcome of stockholder voting, and there may be an adverse effect on the price of our Class B common stock due to the disparate voting rights of our Class A common stock and our Class B common stock.

As of December 31, 2004, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 96% of the outstanding shares of our Class A common stock, which shares represented 93% of the combined voting power of all outstanding shares of our capital stock. Upon completion of our recent common stock and preferred stock offerings, these founding executive officers together control 90% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

Further, as long as these founding executive officers have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founding executive officers will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founding executive officers to control our company may result in our Class B common stock trading at a price lower than the price at which it would trade if these founding executive officers did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock. The application of Section 203 of the Delaware General Corporation Law could have the effect of delaying or preventing a change of control of our company.

Conversion of our convertible preferred stock will dilute the interests of our existing Class B common stockholders.

The conversion of some or all of the preferred stock will dilute the interests of our existing Class B common stockholders. Sales in the public market of shares of Class B common stock issued upon conversion would apply downward pressure on the prevailing market price. In addition, the mere issuance of the preferred stock represents a future issuance, and perhaps a future sale, of our Class B common stock to be acquired upon conversion, which could depress trading prices for our Class B common stock.

We anticipate that we will retain our future earnings except for the payment of dividends on the preferred stock, and as a result holders of Class B common stock are not likely to receive dividends.

We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and to make periodic installments of the dividend on the preferred stock. Therefore, holders of Class B common stock are not likely to receive dividends in the foreseeable future. In addition, dividends, if and when paid, may be subject to income tax withholding.

We may not be able to pay dividends on the preferred stock, which could impair its value.

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition. We can not be sure that we will have the surplus or profits to make periodic dividend payments, and we can not be sure that we will be able to pay the periodic installments of the dividend on the preferred stock.

The market price of the preferred stock may decline.

If an active trading market does not develop, the market price and liquidity of the preferred stock will be adversely affected. Even if an active trading market for the preferred stock were to develop, the preferred stock could trade for less than the public offering price, depending on many factors, including prevailing interest rates, our operating results and the markets for similar securities, and such active trading market could cease to continue at any time. In addition, if the preferred stock is exchanged for debentures, we are not obligated to list the debentures and cannot assure you that a market for the debentures will develop.

There may be tax consequences to the holders if we exchange preferred stock for debentures.

An exchange of the preferred stock for debentures will be a taxable event for federal income tax purposes which may result in tax liability to the holders without any corresponding receipt of cash by the holder. Such an exchange may be taxable as a dividend distribution to the extent of our current and accumulated earnings and profits, and may be subject to withholding tax if the exchanging stockholder is a Non-U.S. Holder.

Our current and future payment obligations or indebtedness will have priority over a preferred stock liquidation preference and accrued dividend payment obligation in the event of our liquidation, dissolution or winding-up.

The terms of the preferred stock do not contain any financial or operating covenants that would prohibit or limit us or our subsidiaries from incurring indebtedness or other liabilities, pledging assets to secure such indebtedness and liabilities, paying dividends, or issuing securities or repurchasing securities issued by us or any of our subsidiaries. The incurrence of indebtedness by us or our subsidiaries and, in particular, the granting of a security interest to secure the indebtedness could adversely affect our ability to pay accrued dividends under the terms of the preferred stock.

If we incur indebtedness, the holders of that debt will have prior rights with respect to any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds in connection with any insolvency, liquidation, reorganization or other winding-up of us paid to holders of the preferred stock.

The rights of holders of the Class B common stock will be junior to the rights of holders of the preferred stock in the event of our liquidation, dissolution or winding-up.

The terms of the preferred stock provide that holders will receive a preference over the other equity securities of the company upon its liquidation, dissolution or winding-up. This liquidation preference is equal to $250 per share of preferred stock plus all accrued and unpaid dividends through the distribution date. These rights of payment are senior to the liquidation rights of the holders of the Class B common stock. This may have the effect of reducing the amount of proceeds in connection with any insolvency, liquidation, reorganization or other winding-up of us paid to holders of the Class B common stock.

ITEM 7.	FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Marchex, Inc.

Report of Independent Registered Public Accounting Firm	66

Consolidated Balance Sheet of Marchex, Inc. and subsidiaries as of December 31, 2004	67

Consolidated Statements of Operations of the Predecessor to Marchex, Inc. for the period from January 1, 2003 through February 28, 2003 and Marchex, Inc. and subsidiaries for the period from January 17, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004	68

Consolidated Statements of Stockholders’ Equity of the Predecessor to Marchex, Inc. for the period from January 1, 2003 through February 28, 2003 and Marchex, Inc. and subsidiaries for the period from January 17, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004	69

Consolidated Statements of Cash Flows of the Predecessor to Marchex, Inc. for the period from January 1, 2003 through February 28, 2003 and Marchex, Inc. and subsidiaries for the period from January 17, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004	70

Notes to Consolidated Financial Statements	71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheet of Marchex, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statement of operations, stockholders’ equity and cash flows of the Predecessor to Marchex, Inc. for the period from January 1, 2003 through February 28, 2003 (Predecessor period), and the consolidated statements of operations, stockholders’ equity and cash flows of Marchex, Inc and subsidiaries for the period from January 17, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004 (Successor periods). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries, as of December 31, 2004 and results for the Predecessor to Marchex, Inc. and Marchex, Inc. and subsidiaries of their operations and their cash flows for the Predecessor period and Successor periods in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington

February 2, 2005, except as to note 16,
which is as of February 14, 2005

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$24,933,066
Trade accounts receivable, net	4,773,646
Prepaid expenses	421,822
Refundable income taxes	902,246
Deferred tax assets	522,754
Other current assets	91,605

Total current assets	31,645,139
Property and equipment, net	1,508,446
Intangible and other assets, net	1,067,896
Goodwill	32,375,966
Intangible assets from acquisitions, net	4,996,289

Total assets	$71,593,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,227,274
Accrued payroll and benefits	265,507
Accrued expenses and other current liabilities	851,395
Accrued facility relocation	53,137
Deferred revenue	1,947,617
Earn-out liability payable	6,237,578

Total current liabilities	15,582,508
Deferred tax liabilities	245,657
Deferred revenue	14,055
Accrued facility relocation	37,767
Other non-current liabilities	41,717

Total liabilities	15,921,704

Commitments, contingencies, and subsequent events

Stockholders’ equity:
Preferred stock, $.01 par value: 1,000,000 authorized; none issued and outstanding at December 31, 2004.	—
Common stock, $.01 par value. Authorized 137,500,000 shares;
Class A: 12,500,000 authorized; 12,250,000 issued and 11,987,500 outstanding at December 31, 2004.	122,500
Class B: 125,000,000 shares authorized; 13,511,461 issued and outstanding at December 31, 2004, including 91,666 of restricted stock at December 31, 2004.	135,115
Additional paid-in capital	60,577,997
Deferred stock-based compensation	(521,820)
Accumulated deficit	(4,641,760)

Total stockholders’ equity	55,672,032

Total liabilities and stockholders’ equity	$71,593,736

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to December 31, 2003	Year ended December 31, 2004
Revenue	$3,071,055	$19,892,158	$43,804,272

Expenses:
Service costs (1)	1,732,813	11,292,070	27,449,938
Sales and marketing (1)	365,043	2,460,683	4,414,043
Product development (1)	144,479	1,291,422	2,291,430
General and administrative (1)	234,667	2,743,919	4,111,544
Acquisition-related retention consideration (2)	—	283,269	499,080
Facility relocation	—	—	199,960
Stock-based compensation (3)	38,981	2,125,110	890,520
Amortization of intangible assets from acquisitions (4)	—	3,023,408	4,965,503

Total operating expenses	2,515,983	23,219,881	44,822,018

Income (loss) from operations	555,072	(3,327,723)	(1,017,746)
Other income (expense):
Interest income	1,529	45,874	265,354
Interest expense	—	—	(5,654)
Adjustment to fair value of redemption obligation	—	25,500	55,250
Other	—	2,685	3,644

Total other income	1,529	74,059	318,594

Income (loss) before provision for income taxes	556,601	(3,253,664)	(699,152)
Income tax expense (benefit)	224,082	(1,084,312)	33,941

Net income (loss)	332,519	(2,169,352)	(733,093)
Accretion to redemption value of redeemable convertible preferred stock	—	1,318,885	420,430

Net income (loss) applicable to common stockholders	$332,519	$(3,488,237)	$(1,153,523)

Basic and diluted net loss per share applicable to common stockholders		$(0.26)	$(0.05)
Shares used to calculate basic and diluted net loss per share		13,259,747	22,087,503

(1) Excludes acquisition-related retention consideration, stock-based compensation and amortization of intangible assets from acquisitions
(2) Components of acquisition-related retention consideration:
Service costs	$—	$33,723	$116,585
Sales and marketing	—	96,262	204,528
Product development	—	104,233	135,947
General and administrative	—	49,051	42,020
(3) Components of stock-based compensation:
Service costs	$190	$9,776	$10,800
Sales and marketing	715	421,871	155,734
Product development	37,710	241,080	59,883
General and administrative	366	1,452,383	664,103
(4) Components of amortization of intangible assets from acquisitions:
Service costs	$—	$2,216,957	$3,520,878
Sales and marketing	—	348,118	701,077
General and administrative	—	458,333	743,548

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Class A common stock		Class B common stock		Deferred stock-based compensation	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
PREDECESSOR PERIOD:
Balances at December 31, 2002	23,355,421	$398,774	4,503,888	$1,419,986	$(9,266)	$(1,439,229)	$370,265
Issuance of common stock upon exercise of stock options	1,306,603	37,288	—	—	—	—	37,288
Issuance of additional stock to employee stockholders	73,529	37,500	—	—	—	—	37,500
Issuance of additional stock to existing stockholders	158,766	—	—	—	—	—	—
Stock compensation from options	—	—	—	—	1,481	—	1,481
Cancellation of unvested options	—	(7,785)	—	—	7,785	—	—
Income tax benefit of option exercises	—	231,038	—	—	—	—	231,038
Net income	—	—	—	—	—	332,519	332,519

Balances at February 28, 2003	24,894,319	$696,815	4,503,888	$1,419,986	$—	$(1,106,710)	$1,010,091

	Class A common stock		Class B common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
SUCCESSOR PERIODS:
Balances at January 17, 2003 (inception)	—	$—	—	$—	$—	$—	$—	$—
Sale of common stock	12,250,000	122,500	1,000,000	10,000	—	—	—	132,500
Issuance of stock for services	—	—	5,000	50	3,700		—	3,750
Issuance of common stock in connection with acquisition	—	—	454,068	4,541	3,060,418	—	—	3,064,959
Issuance of common stock for services as part of acquisition	—	—	108,432	1,084	730,832	(731,916)	—	—
Share forfeiture	(262,500)	—	—	—	—			—
Stock compensation from options	—	—	—	—	2,921,784	(800,424)	—	2,121,360
Net loss	—	—	—	—	—	—	(2,169,352)	(2,169,352)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	(1,318,885)	(1,318,885)

Balances at December 31, 2003	11,987,500	122,500	1,567,500	15,675	6,716,734	(1,532,340)	(3,488,237)	1,834,332

Issuance of common stock upon exercise of stock options, net	—	—	159,622	1,596	175,090	—	—	176,686
Income tax benefit of option exercises	—	—	—	—	444,161	—	—	444,161
Issuance of common stock under employee stock purchase plan, net	—	—	26,735	267	242,153	—	—	242,420
Issuance of common stock in initial public offering, net of issuance costs	—	—	4,600,000	46,000	27,190,288	—	—	27,236,288
Conversion of preferred stock to common stock in connection with initial public offering	—	—	6,724,063	67,241	21,793,591	—	—	21,860,832
Issuance of common stock in connection with acquisition	—	—	433,541	4,336	4,135,980	—	—	4,140,316
Stock compensation from options	—	—	—	—	(120,000)	1,010,520	—	890,520
Net loss	—	—	—	—	—	—	(733,093)	(733,093)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	(420,430)	(420,430)

Balances at December 31, 2004	11,987,500	$122,500	13,511,461	$135,115	$60,577,997	$(521,820)	$(4,641,760)	$55,672,032

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Period from January 1 to February 28, 2003	January 17, (inception) to December 31, 2003	Year ended December 31, 2004
Cash flows from operating activities:
Net income (loss)	$332,519	$(2,169,352)	$(733,093)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	43,584	3,337,108	5,659,300
Adjustment to fair value of redemption obligation	—	(25,500)	(55,250)
Facility relocation costs	—	—	118,565
Allowance for doubtful accounts and merchant advertiser credits	86,908	469,782	1,297,981
Stock-based compensation	38,981	2,125,110	890,520
Deferred income taxes	(6,956)	(1,878,373)	(1,831,932)
Income tax benefit related to stock options	231,038	—	444,161
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable	(135,457)	(761,427)	(4,464,198)
Refundable income taxes and income tax payable	—	(290,939)	(611,307)
Prepaid expenses and other current assets	(27,686)	(36,689)	(370,708)
Accounts payable	(403,753)	1,334,024	2,847,069
Accrued expenses, payroll, benefits and other current liabilities	117,133	393,917	(173,920)
Deferred revenue	75,650	127,934	495,609
Acquisition-related retention consideration in earn-out liability	—	283,269	218,500
Other non current liabilities	1,092	(1,811)	(2,274)

Net cash provided by operating activities	353,053	2,907,053	3,729,023

Cash flows from investing activities:
Purchases of property and equipment	(63,878)	(543,245)	(1,005,848)
Cash paid for acquisitions and earn-outs, net of cash acquired	—	(16,523,613)	(10,790,150)
Proceeds from sale of equipment	—	—	3,710
Increase in intangible and other non current assets	—	(45,216)	(727,029)

Net cash used in investing activities	(63,878)	(17,112,074)	(12,519,317)

Cash flows from financing activities:
Capital lease obligation principal paid	—	—	(4,383)
Offering costs paid	—	(29,877)	(1,132,278)
Proceeds from initial public offering, net of offering costs	—	—	28,405,100
Proceeds from exercises of stock options	37,288	—	190,758
Proceeds from employee stock purchase plan	—	—	245,044
Proceeds from sale of stock	—	132,500	—
Proceeds from sale of redeemable convertible preferred stock	—	20,121,517	—

Net cash provided by financing activities	37,288	20,224,140	27,704,241

Net increase in cash and cash equivalents	326,463	6,019,119	18,913,947
Cash and cash equivalents at beginning of period	1,494,300	—	6,019,119

Cash and cash equivalents at end of period	$1,820,763	$6,019,119	$24,933,066

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$1,085,000	$2,033,019
Cash paid during the period for interest	$—	$—	$6,060
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock and redemption right in connection with acquisitions	$—	$3,415,709	$4,140,316
Accretion to redemption value of redeemable convertible preferred stock	$—	$1,318,885	$420,430
Acquisition and offering costs recorded in accounts payable and accrued expenses	$—	$346,473	$383,595
Additional acquisition earn-out consideration included in earn-out liability	$—	$3,242,726	$5,735,809
Property and equipment acquired with capital lease obligation	$—	$—	$53,562
Property and equipment acquired in accounts payable and accrued expenses	$—	$—	$124,639

See accompanying notes to consolidated financial statements

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”), formed in January 2003, provides technology-based services to merchants engaged in online transactions over the Internet.

Prior to February 28, 2003, the Company was involved in business and product development activities, as well as financing and acquisition initiatives. Revenue commenced with the acquisition of eFamily.com, Inc. and its wholly-owned operating subsidiary ah-ha.com, Inc.

On February 28, 2003, the Company acquired 100% of the outstanding stock of eFamily.com, Inc. and ah-ha.com, Inc., its wholly-owned operating subsidiary, based in Provo, Utah. ah-ha.com, Inc. was renamed Enhance Interactive, Inc. in December 2003. The aggregate cash consideration, including acquisition costs to acquire Enhance Interactive was approximately $15,117,000. The purchase price excludes earnings-based contingent payments that depended upon the achievement of minimum income before taxes, excluding stock-based compensation and amortization of intangible assets relating to the acquisition (“earnings before taxes”) thresholds in calendar year 2003 and 2004 of the business acquired from the Predecessor. As of December 31, 2003 and 2004, the thresholds had been achieved for the calendar year 2003 and 2004 and the contingent earn-out consideration payments have been accounted for as additional goodwill, as all former Predecessor shareholders receive the consideration in proportion to their former share interests and the amounts reflect additional purchase price. Additional goodwill of $3.2 million and $5.7 million was recorded for the calendar years 2003 and 2004, respectively, for the earn-out consideration. Subsequent to December 31, 2004, no additional obligations exist related to the shareholder earn-out consideration.

In addition, if the minimum thresholds above were achieved, a payment of 5.56% of the acquired businesses’ earnings before taxes for calendar years 2003 and 2004, up to an aggregate maximum of $1,000,000 was to be paid to certain current employees of the acquired business (“acquisition-related retention consideration”). As of December 31, 2003 and 2004, the thresholds have been achieved for the calendars years 2003 and 2004, $283,000 and $499,000, respectively, was recorded for the acquisition-related retention consideration including employer payroll-related taxes. These amounts have been accounted for as compensation expense. As of December 31, 2003 and 2004, the Company had accrued approximately $283,000 and $501,000 for the retention consideration payable obligation. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration.

Enhance Interactive provides performance-based advertising services to merchant advertisers, including pay-per-click listings. Through Enhance Interactive’s pay-per-click service, merchant advertisers create keyword listings that describe their products or services, which are marketed to consumers and businesses primarily through search engine or directory results when users search for information, products or services using the Internet.

The Company’s consolidated statements of operations, stockholders’ equity and cash flows have been presented for the period from January 17, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004. The assets, liabilities and operations of Enhance Interactive are included in the Company’s consolidated financial statements since the February 28, 2003 date of acquisition. All significant inter-company transactions and balances have been eliminated in consolidation. The Company’s purchase accounting resulted in all assets and liabilities being recorded at their estimated fair values on the acquisition date. Accordingly, the Company’s consolidated financial results for periods subsequent to the acquisition are not comparable to the financial statements of Enhance Interactive presented for prior periods. The consolidated statements of operations, stockholders’ equity and cash flows representing Enhance Interactive’s results prior to February 28,

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2003 have been presented as the “Predecessor” for the period from January 1 to February 28, 2003. The Company, including the results of Enhance Interactive since the date of its acquisition, is referred to as the “Successor” in the accompanying consolidated financial statements. The consolidated financial statements of the Predecessor include the financial statements of eFamily.com, Inc. and its wholly-owned subsidiary, Enhance Interactive (formerly known as ah-ha.com, Inc.). All significant inter-company transactions and balances have been eliminated in consolidation.

On October 24, 2003, the Company acquired 100% of the outstanding stock of Sitewise Marketing, Inc. (d.b.a TrafficLeader) (“TrafficLeader”). In November, 2003, Sitewise Marketing, Inc., based in Eugene, Oregon, was renamed TrafficLeader, Inc. The purchase consisted of:

•	Cash and acquisition costs of approximately $3,570,000;

•	425,000 shares of Class B common stock, which are subject to a redemption right;

•	137,500 shares of restricted Class B common stock that vest over a period of 3 years.

The above summary of the costs of acquisition excludes performance-based contingent payments that depended on TrafficLeader’s achievement of revenue thresholds. As of December 31, 2004, the performance-based conditions had not been achieved therefore no further contingent payment obligation remains. The assets, liabilities and operations of TrafficLeader are included in the Company’s condensed consolidated financial statements since the October 24, 2003 acquisition date. Additional details of this acquisition are in note 12.

TrafficLeader provides performance-based advertising and search marketing services to merchant advertisers, including feed management, advertising campaign management, conversion tracking and analysis, and search engine optimization. Through TrafficLeader’s primary service, feed management, TrafficLeader manages search-based advertising campaigns and services for merchant advertisers. TrafficLeader’s feed management service helps merchant advertisers reach prospective customers by first creating relevant product listings and then placing these listings in front of potential customers, primarily through search engines. Merchant advertiser’s product listings map directly to user search queries, which link to specific product or information pages when clicked. On behalf of merchant advertisers, TrafficLeader indexes these relevant listings through its distribution partners, including search engines, product shopping engines and directories.

On July 27, 2004, the Company acquired 100% of the outstanding stock of goClick.com, Inc. (“goClick”), a Norwalk, Connecticut-based company and a provider of marketing technology and services for small merchants, for the following consideration:

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase and proceeds in-transit from credit and debit card transactions with settlement terms of less than

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

five days to be cash equivalents. Cash equivalents totaled approximately $19,667,000 at December 31, 2004. Cash equivalents consist primarily of money market funds and include credit and debit card in-transit amounts of approximately $366,000 at December 31, 2004.

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2004: cash and cash equivalents, accounts receivable, refundable income taxes, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

(d) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable balances are presented net of allowance for doubtful accounts and allowance for merchant advertiser credits.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s and the Predecessor’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company and Predecessor determine the allowance based on analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. Past due balances over 90 days and specific other balances are reviewed individually for collectibility. The Company and Predecessor review the allowance for collectibility quarterly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The allowance for doubtful account activity for the periods indicated is as follows:

	Balance at beginning of period	February 28, 2003 Enhance Interactive acquisition date	October 24, 2003 TrafficLeader acquisition date	Charged to costs and expenses	Write-offs net of recoveries	Balance at end of period
Allowance for doubtful accounts:
Predessor Period:
February 28, 2003	$8,945	$—	$—	$35,540	$8,842	$35,643

Successor Periods:
December 31, 2003	—	35,643	48,654	162,990	156,007	91,280
December 31, 2004	91,280	—	—	420,929	222,295	289,914

There were no merchant advertisers who represented 10% or greater of revenue for the periods presented. There was one merchant advertiser representing 56% of the outstanding balance at December 31, 2004.

Allowance for Merchant Advertiser Credits

The allowance for merchant advertiser credits is the Company’s and Predecessor’s best estimate of the amount of expected future reductions in a merchant advertiser’s payment obligations related to delivered services. The Company and the Predecessor determine the allowance for merchant advertiser credits and adjustments based on analysis of historical credits.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The allowance for merchant advertiser credits activity for the periods indicated is as follows:

	Balance at beginning of period	February 28, 2003 Enhance Interactive acquisition date	October 24, 2003 TrafficLeader acquisition date	July 27, 2004 goClick acquisition date	Additions charged against revenue	Credits processed	Balance at end of period
Allowance for merchant advertiser credits:
Predecessor Period:
February 28, 2003	$39,990	$—	$—	$—	$51,368	$36,653	$54,705

Successor Periods:
December 31, 2003	—	54,705	6,000	—	306,792	299,651	67,846
December 31, 2004	67,846	—	—	30,278	877,052	726,836	248,340

Incentive Program Allowances

Under the merchant advertiser incentive program, the Company grants merchant advertisers with account credits depending upon the individual amounts or prepayments made. The incentive program allowance is determined based upon historical rate of incentives earned and used by merchant advertisers compared to the related revenues recognized by the Company. The costs related to the incentives are comprised primarily of user acquisition costs and other costs as denoted in note (1) (i). These costs are expensed as incurred in accordance with Emerging Issues Task Force (EITF) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Revenue is recognized based upon the total estimated click-throughs to be delivered, which includes incentive credits to be provided to merchant advertisers.

The merchant advertiser credit and incentive program allowance balances are included in accrued expenses and other current liabilities and amounted to $29,000 as of December 31, 2004.

(e) Property and Equipment

Property and equipment are stated at cost. Depreciation on computers and other related equipment, purchased and internally developed software, and furniture and fixtures is calculated on the straight-line method over the estimated useful lives of the assets, generally averaging three years. Leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful lives of the assets ranging from three to five years.

(f) Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

The Company applies the provisions of the Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. An impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the assets fair value. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

(g) Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.

(h) Revenue Recognition

The Company’s primary sources of revenue are performance-based advertising services, which include pay-per-click services and feed management services. Revenue from pay-per-click services and feed management services are generated upon the delivery of qualified and reported click-throughs, which occur when an online user clicks on merchant advertiser listings or advertising service provider listings after it has been placed by the Company, the Predecessor or by the Company’s or Predecessor’s distribution partners into search engines, directories, destination sites, product shopping engines, Internet domains or Web properties, and other targeted Web-based content.

The secondary sources of revenue are advertising campaign management services, search management services and search engine optimization, as well as banner advertising, account set-up fees and other inclusion fees. These secondary sources of revenue together constituted less than 6%, 6% and 5% of revenue for the period from January 1 to February 28, 2003, the period from January 17, 2003 (inception) to December 31, 2003, and the year ended December 31, 2004, respectively. The Company and the Predecessor have no barter transactions.

The Company and the Predecessor follow Staff Accounting Bulletin No. 104 (SAB No. 104) Revenue Recognition. SAB No. 104 summarizes certain of the Security and Exchange Commission (SEC) staff’s views on the application of accounting principles generally accepted in the United States of America to revenue recognition. We generally recognize revenue upon completion of our performance obligation, provided evidence of an arrangement exits, the arrangement fee is fixed and determinable and collection is reasonably assured.

Merchant advertisers pay the Company additional fees for services such as advertising campaign management services and search optimization services. Merchant advertisers generally pay on a click-through basis, although in certain cases the Company receives a fixed fee for delivery of these services. Revenue is recognized on a click-through basis or in the month the service is provided.

Banner advertising revenue is primarily based on a fixed fee per click-through and is generated and recognized on click-through activity. In limited cases, banner payment terms are volume-based with revenue recognized when impressions are delivered.

Non-refundable account set-up fees paid by merchant advertisers are recognized ratably over the longer term of the contract or the average expected merchant advertiser relationship period, which generally ranges between one and two years.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Other inclusion fees are generally associated with monthly or annual subscription-based services where a merchant advertiser pays a fixed amount to be included in the Predecessor’s, Company’s or distribution partners’ index of listings. Revenues from these subscription arrangements are recognized ratably over the service period.

The Company and the Predecessor enter into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our merchant advertisers. The Company and the Predecessor generally pay distribution partners based on a percentage of revenue or a fixed amount per click-through on these listings. The Company and the Predecessor act as the primary obligor with the merchant advertiser for revenue click-through transactions and are responsible for the fulfillment of services. In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the revenue derived from advertisers are reported gross based upon the amounts received from the merchant advertiser. The Company also recognizes revenue for certain agency contracts with merchant advertisers under the net revenue recognition method. Under these specific agreements, the Company purchases listings on behalf of merchant advertisers from search engines, directories and other Web-based content providers. The Company is paid an agency fee based on the total amount of the purchase made on behalf of these merchant advertisers. Under these agreements, the merchant advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our merchant advertisers. This creates a sequential liability for media purchases made on behalf of merchant advertisers.

(i) Service Costs

The largest component of the Company’s service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their online user traffic. The Company and the Predecessor enter into agreements of varying durations with distribution partners that integrate the Company’s and the Predecessor’s services into their Web sites and indexes. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per click-through. Other economic structures that to a lesser degree exist include: 1) fixed payments, based on a guaranteed minimum amount of usage delivered, 2) variable payments based on a specified metric, such as number of paid click-throughs, and 3) a combination arrangement with both fixed and variable amounts.

The Company and the Predecessor expense user acquisition costs based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments are generally expensed as the greater of the following:

•	pro-rata over the term the fixed payment covers; or

•	usage delivered to date divided by the guaranteed minimum amount of usage delivered.

Agreements with variable payments based on a percentage of revenue, number of paid click-throughs or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and search marketing services, maintaining the Company’s and the Predecessor’s Web site, credit card processing fees and network and fees paid to outside service providers that provide the Company’s and the Predecessor’s paid listings and customer services. Customer service and other costs associated with serving the Company’s and the Predecessor’s search results and maintaining the Company’s and the Predecessor’s Web site include depreciation of Web site and network equipment, colocation charges of the Company’s and the Predecessor’s Web site equipment, bandwidth, software

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

license fees, salaries of related personnel, stock-based compensation and amortization of intangible assets. Other service costs include the amortization of the purchase cost of domain names, the costs incurred for the renewal of the domain name registration and impairment charges for the domain name intangible assets.

(j) Advertising Expenses

Advertising costs are expensed as incurred and include Internet-based direct advertising and trade shows. Such costs are included in sales and marketing. The amounts for all periods presented were approximately $11,000, $133,000 and $309,000 for the period from January 1 to February 28, 2003, the period from January 17 (inception) to December 31, 2003, and the year ended December 31, 2004, respectively.

(k) Other Intangible Assets and Product Development

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, and amortizes the cost over the expected useful life of the domain names on a straight-line basis. The expected useful lives range from 12 to 72 months. In order to maintain the rights to each domain name acquired, the Company pays periodic registration fees, which generally cover a minimum period of 12 months. The Company records registration renewal fees of domain name intangible assets as a prepaid expense and amortizes the cost over the renewal period. As of December 31, 2004, the Company had capitalized costs to acquire domain names of $645,000, which is net of $71,000 of accumulated amortization.

Product development costs consist primarily of expenses incurred by the Company or the Predecessor in the research and development, creation, and enhancement of the Company’s or the Predecessor’s Internet sites and services. Research and development expenses are expensed as incurred and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the services. For the periods presented, substantially all of the product development expenses are research and development.

Product development costs are expensed as incurred or capitalized into property and equipment in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

(l) Income Taxes

The Company and the Predecessor utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

(m) Stock Option Plan

The Company and the Predecessor apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company and the Predecessor have elected to apply the intrinsic value-based method of accounting described above for options granted to employees, and have adopted the disclosure requirements of SFAS No. 123.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123-R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion No. 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

The Company is required to apply SFAS No. 123-R as of the interim reporting period that begins after December 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

The Company and the Predecessor recognize compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding awards in each period.

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to December 31, 2003	Year ended December 31, 2004
Net income (loss) applicable to common stockholders:
As reported	$332,519	$(3,488,237)	$(1,153,523)
Add: stock based employee compensation expense included in reported net income (loss), net of related tax effect	38,428	1,436,147	768,766
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(42,375)	(2,267,730)	(4,510,223)

Pro forma	$328,572	$(4,319,820)	$(4,894,980)

Net loss per share applicable to common stockholders:
As reported (basic and diluted)		$(0.26)	$(0.05)
Pro forma (basic and diluted)		$(0.33)	$(0.22)

(1)	See note 6(b) and 7(c) for details of the assumptions used to arrive at the fair value of each option grant.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company and the Predecessor account for non-employee stock-based compensation in accordance with SFAS No. 123 and FASB Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(n) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company and the Predecessor have used estimates in determining certain provisions, including allowance for doubtful accounts, allowance for merchant advertiser credits and the incentive program allowance, accrued facility relocation, useful lives for property and equipment, intangible assets, the fair value of a redemption right obligation, the fair-value of the Company’s and the Predecessor’s common stock and stock option awards, the fair value of the Series A redeemable convertible preferred stock and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

(o) Concentrations

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

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to December 31, 2003	Year ended December 31, 2004
Distribution Partner A	12%	7%	4%
Distribution Partner B	—	3%	18%
Distribution Partner C	—	—	11%

(p) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s or the Predecessor’s management. For all periods presented the Company and the Predecessor operated as a single segment. The Company and the Predecessor operate in a single operating segment principally in domestic markets providing Internet merchant transaction services to enterprises.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Revenues from merchant advertisers by geographical areas are tracked on the basis of the location of the merchant advertiser. The vast majority of the Company’s and its Predecessor’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various activities involving the Internet.

Revenues by geographic region are as follows (in percentages):

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to December 31, 2003	Year ended December 31, 2004
United States	90%	91%	89%
Canada	5%	4%	4%
Other countries	5%	5%	7%

	100%	100%	100%

(q) Net Loss Per Share

The Company’s basic and diluted net loss per share is presented for the period from January 17, 2003 (inception) to December 31, 2003 and year ended December 31, 2004. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net loss applicable to common stockholders consists of net loss as adjusted for the impact of accretion of redeemable convertible preferred stock to its redemption value. As the Company had a net loss during the period from January 17, 2003 (inception) to December 31, 2003 basic and diluted net loss per share are the same.

The following table reconciles the Company’s reported net loss to net loss applicable to common stockholders used to compute basic and diluted net loss per share for the period from January 17, 2003 (inception) to December 31, 2003 and year ended December 31, 2004:

	Period from January 17 (inception) to December 31, 2003	Year ended December 31, 2004
Net loss	$(2,169,352)	$(733,093)
Accretion to redemption value of Series A redeemable convertible preferred stock	1,318,885	420,430

Net loss per share applicable to common stockholders	$(3,488,237)	$(1,153,523)

Basic and diluted net loss per share applicable to common stockholders	$(0.26)	$(0.05)
Weighted average number of shares used to calculate basic and diluted net loss per share	13,259,747	22,087,503

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive:

•	6,724,063 shares issuable upon conversion of the Series A redeemable convertible preferred stock at December 31, 2003. On April 5, 2004, 6,724,063 shares of the Company’s Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock;

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

•	Outstanding options at December 31, 2003 to acquire (a) 2,421,500 shares of Class B common stock with a weighted average exercise price of $1.67 per share; and (b) 668,100 options to acquire shares of Class B common stock with an exercise price equal the initial public offering price; provided that in the event that twelve months from the option grant date the Company has not completed a firm commitment initial public offering with gross proceeds of at least $20 million, these options will have an exercise price equal to the then determined fair market value. Outstanding options at December 31, 2004 to acquire 4,409,570 shares of Class B common stock with a weighted average exercise price of $6.06 per share.

•	Warrants to acquire 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share at December 31, 2004; and

•	108,432 and 72,308 unvested Class B restricted common shares at December 31, 2003 and 2004, respectively, related to the 108,432 Class B restricted common shares issued in connection with the October 2003 acquisition of TrafficLeader. These shares were for future services that vest over 3 years. Additionally, these unvested shares were excluded from the computation of basic net loss per share in both periods.

(r) Guarantees

FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by the interpretation. In the ordinary course of business, neither the Company nor the Predecessor is subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification provisions that are contained within many of our advertiser and distribution partner agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45.

Indemnification provisions contained within the Company’s and the Predecessor’s advertiser and distribution partner agreements are generally consistent with those prevalent in the Company’s industry. The Company and its Predecessor have not incurred significant obligations under advertiser and distribution partner indemnification provisions historically and do not expect to incur significant obligations in the future. Accordingly, the Company and the Predecessor do not maintain accruals for potential advertiser and distribution partner indemnification obligations.

(s) Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123-R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion No. 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. The Company is required to apply SFAS No. 123-R as of the interim reporting period that begins after December 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

(2) Related Party Transactions

From January 1, 2003 to February 28, 2003, MyFamily.com, Inc. (“MyFamily”) owned all 4,503,888 shares of the Predecessor’s Class B common stock representing an approximate 20% interest. On February 28, 2003, the

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Company acquired 100% of the outstanding stock of the Predecessor, including MyFamily’s stockholder interest. Amounts earned from advertising services provided to MyFamily are disclosed below. The Company and the Predecessor also purchased certain miscellaneous supplies and leased space from MyFamily or entities affiliated with MyFamily. The amounts in relation to these transactions follow:

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to December 31, 2003	Year ended December 31, 2004
Revenue earned from MyFamily	$2,559	$7,849	$20,384
General and administrative expenses paid to MyFamily:
Rental expense	36,717	179,668	216,068
Supplies and other purchases	600	3,000	600

For the year ended December 31, 2004, the amount due from MyFamily included in accounts receivable was $723.

TrafficLeader subleases office space to Wiant Design, an entity owned by an employee of TrafficLeader. In connection with the sublease, $554 and $2,945 were received from Wiant Design and included in the period from January 17 (inception) to December 31, 2003 and the year ended December 31, 2004, respectively. These amounts have been recorded as a reduction to rent expense.

In July 2004, the Company acquired goClick from its sole stockholder. In connection with the acquisition, the Company entered into a consulting agreement with the former stockholder. The former stockholder is also a distribution partner for the Company and through this entity provided customer and colocation services to the Company. The amounts in relation to these transactions follow:

December 31, 2004
Consulting services	$16,531
Distribution partner	15,522
Customer support and colocation services	39,054

Total	$71,106

Due to former sole stockholder	$9,708

(3) Property and Equipment

Property and equipment consisted of the following:

Year ended December 31, 2004
Computer and other related equipment	$1,659,792
Purchased and internally developed software	662,040
Furniture and fixtures	78,159
Leasehold improvements	23,132

2,423,123
Less accumulated depreciation and amortization	(914,678)

Property and equipment, net	$1,508,446

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Depreciation and amortization expense incurred by the Company and the Predecessor was approximately $44,000, $313,700, and $621,000 for the period from January 1 to February 28, 2003, the period from January 17, 2003 (inception) to December 31, 2003, and the year ended December 31, 2004, respectively.

(4) Commitments

(a) Commitments

The Company has commitments for future payments related to office facilities leases, equipment and furniture leases, and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2009. The equipment and furniture leases are financed through capital lease arrangements and are included in property and equipment and the related depreciation is recorded as depreciation expense. The Company also has other contractual obligations expiring over varying time periods through 2007. Future minimum payments are as follows:

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2005	$14,481	$637,769	$319,119	$971,369
2006	14,481	561,354	125,350	701,185
2007	14,481	443,847	1,500	459,828
2008	14,481	443,847	—	458,328
2009	11,793	443,847	—	455,640

Total minimum payments	69,717	$2,530,664	$445,969	$3,046,350

Less: amounts representing interest	(20,538)

Present value of lease obligation	49,179
Less current portion	(7,462)

Long-term portion	$41,716

Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other service providers. Rent expense incurred by the Company and the Predecessor was approximately $36,700, $361,000, and $555,000 for the period from January 1 to February 28, 2003, the period from January 17, 2003 (inception) to December 31, 2003, and the year ended December 31, 2004, respectively.

(b) Facility Relocation

As part of its anticipated expansion in March 2004, the Company entered into a sublease agreement for new office facilities in Seattle, Washington and relocated from its original office facilities also located in Seattle, Washington. Future minimum payments related to these new facilities including existing furniture and equipment at the facilities as of December 31, 2004 are as follows: $340,000 in 2005, $422,000 in 2006 and $455,000 in each of 2007, 2008, and 2009.

In March 2004, the Company accrued for lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payment for the original facilities which were no longer being used. In September 2004, the Company entered into a sublease arrangement associated with its original office facilities and reduced the lease and related costs accrual by $30,000. The remaining lease obligation for the original office facilities extends through June 30, 2006 and totaled $150,000 at December 31, 2004.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income may not materialize. Accordingly, these estimates may be adjusted in future periods. The remaining liability at December 31, 2004 was $91,000, of which $53,000 was the current portion.

(5) Income Taxes

The provision for income taxes for the Company and the Predecessor periods consists of the following:

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to December 31, 2003	Year ended December 31, 2004
Current provision
Federal	$—	$701,689	$1,177,564
State	—	92,372	244,846
Deferred provision
Federal	(25,417)	(1,735,078)	(1,654,619)
State	(2,467)	(237,104)	(178,011)
Utilization of net operating loss carry forwards	115,940	93,809	—
Tax expense of equity adjustment for stock option exercise	136,026	—	444,161

Tax income tax provision (benefit):	$224,082	$(1,084,312)	$33,941

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	Predecessor Period	Successor Periods
	Period from January 1 to February 28, 2003	Period from January 17 (inception) to December 31, 2003	Year ended December 31, 2004
Income tax expense (benefit) at U.S. statutory rate of 34%	$189,244	$(1,106,246)	$(237,712)
State taxes, net of federal benefit	18,368	(95,523)	39,058
Non-deductible stock compensation	13,988	93,660	202,630
Other non-deductible expenses	2,482	23,797	29,965

Total income tax provision (benefit):	$224,082	$(1,084,312)	$33,941

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31, 2004
Deferred tax assets:
Accrued liabilities not currently deductible	$521,397
Stock compensation	667,140
Deferred revenue	36,392
Start-up costs not currently deductible	36,957

Total deferred tax assets	1,261,886

Deferred tax liabilities:
Intangible assets-amortization not deductible for tax	633,211
Goodwill not amortized for financial reporting	97,408
Excess of tax over financial statement depreciation	254,170

Total deferred tax liabilities	984,789

Net deferred tax assets	$277,097

At December 31, 2003 and 2004, the Company had net operating loss carryforwards of approximately $1.7 million which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of net operating loss (NOL) and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

The valuation allowance did not change during the period from January 1 to February 28, 2003, the period from January 17 (inception) to December 31, 2003 or the year ended December 31, 2004.

On February 28, 2003 and October 24, 2003, in connection with the purchase accounting for the respective acquisitions of the Predecessor and TrafficLeader, the Company recorded net deferred tax liabilities of approximately $3.0 million and $461,000, respectively, relating to the difference in the book basis and tax basis of its assets and liabilities. Approximately $3.1 million and $479,000, respectively, of this net deferred tax liability related to the book basis versus tax basis of the identifiable intangible assets in the acquisition totaling approximately $8.4 million and $1.3 million, respectively.

On July 24, 2004, in connection with the purchase accounting for goClick, the Company recorded net deferred assets of approximately $11,000 relating to the difference in the book versus tax basis of its liabilities in the amount of approximately $31,000. The $9.4 million of goodwill and $3.3 million of intangible assets relating to the goClick acquisition are being deducted for tax purposes over a 15 year period.

The Company has recorded a deferred tax asset for stock-based compensation recorded on unexercised non-qualified stock options. The ultimate realization of this asset is dependent upon the fair value of the Company’s stock when the options are exercised. Although realization is not assured, the Company believes it is more likely than not, based on its operating performance and projections of future taxable income, that the Company’s net deferred tax assets will be realized. In determining that it was more likely than not that the Company would realize the deferred tax assets, factors considered included, historical taxable income, historical trends related to merchant advertiser usage rates and projected revenues and expenses. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets. From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

During the periods from January 1, 2003 through February 28, 2003, and year ended December 31, 2004, as a result of a tax deduction from stock option exercises, Enhance Interactive and the Company recognized a tax-effected benefit of approximately $231,000 and $444,000 which was recorded as a credit to stockholders’ equity

(6) Stockholders’ Equity—Predecessor Periods

(a) Common Stock and Authorized Capital

The Predecessor’s articles of incorporation provided for 35,000,000 shares of common stock authorized and issued, no par value. A total of 30,496,112 shares were designated as Class A common stock and 4,503,888 shares as Class B common stock. MyFamily held the Class B common stock representing approximately 20% of the interest in the Predecessor. Each share of Class A and B common stock has the right to one vote per share.

The Class B holders had the right to elect one of the Predecessor’s four members of the Board of Directors, as long as Class B common stock made up greater than 5% of the common stock. Any amendments to the articles of incorporation, bylaws, increase in the authorized number of shares of common stock issuable under of the Predecessor’s stock option plans or issuance of additional shares of common stock outside of the Predecessor’s stock option plan required approval of greater than 50% of the Class B holders.

Each share of Class B common stock could be converted into Class A common stock at the option of the holder at any time based upon a conversion ratio, subject to adjustment for dilution. The initial conversion ratio was determined by dividing the original issue price of $0.01 by the conversion price in effect at the time the shares are converted. The conversion price was the original issue price adjusted for subsequent equity adjustments. Each share would automatically convert into Class A common stock upon the closing of a public offering of common stock with gross proceeds of at least $40,000,000.

(b) Stock Option Plans

2001 Plan

In June 2001, the Predecessor adopted the 2001 Stock Incentive Plan (the 2001 Plan). The 2001 Plan was maintained for officers, employees, directors and consultants under which approximately 8,000,000 shares of Class A common stock were reserved for issuance. Generally, stock options were granted with 10 year terms and vested monthly over 2 years.

During 2002, the Predecessor granted options to acquire Class A common stock with exercise prices less than the then current fair market value. Approximately $1,000 was recognized as stock compensation expense related to these options during the period from January 1 to February 28, 2003, respectively.

Prior to February, 2003, all outstanding vested options, totaling 1,306,603 were exercised and all unvested options were cancelled.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The fair value for each option grant is estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions for the period from January 1 to February 28, 2003: risk-free interest rates of 6%; no dividends; volatility factor of the expected market price of the Company’s common stock of 174%; and a weighted-average expected life of 3 years.

The following table summarizes stock option activity:

	Options available for grant	Number of options outstanding	Weighted average exercise price of options outstanding
Balance at December 31, 2002	3,395,577	1,845,068	$0.044
Exercised	—	(1,306,603)	0.029
Expired or cancelled	538,465	(538,465)	0.082

Balance at February 28, 2003	3,934,042	—	$—

In February 2003, the Predecessor issued 232,295 shares of Class A common stock to several existing investors whose investments had been diluted subsequent to their initial contribution. One of the investors, who was issued 73,529 common shares, was an employee and, accordingly, the Predecessor recorded compensation expense of $37,500 representing the estimated fair value of the shares issued.

(7) Stockholders’ Equity—Successor Period

(a) Common Stock and Authorized Capital

The Securities and Exchange Commission declared the Company’s registration statement on Form SB-2 (Registration No. 333-111096) under the Securities Act of 1933, effective on March 30, 2004. Under this registration statement, in an initial public offering, the Company registered 4,600,000 shares of its Class B common stock, including 600,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $29,900,000.

On April 5, 2004 the Company completed its IPO in which it sold 4,600,000 shares of the Company’s Class B common stock that resulted in aggregate gross proceeds of approximately $29,900,000, of which the Company applied approximately $1,500,000 to underwriting discounts and commissions and approximately $1,200,000 to related initial public offering costs. As a result, the net cash amount of the offering proceeds was approximately $27,200,000. In connection with the initial public offering, the underwriters were also granted warrants, exercisable for a four-year period commencing one year after the offering date, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. The $579,000 fair value of the warrants is also an initial public offering related cost and was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.75%, volatility of 102%, and an expected life equal to the warrant term of five years.

Following the completion of the initial public offering, the authorized capital stock of the Company consisted of 1,000,000 shares of undesignated preferred stock and 125,000,000 shares of Class B common stock. The Company’s board of directors have the authority to issue up to 1,000,000 shares of preferred stock, $0.01 par value in one or more series and have the authority to designate rights, privileges and restrictions of each such series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has two classes of authorized common stock: Class A common stock and Class B common stock. Except with respect to voting rights, the Class A and Class B shares have identical rights. Each share of Class A common stock are entitled to twenty-five votes per share, and each share of Class B common stock are entitled to one vote per share. Each share of Class A common stock is convertible at the holder’s option into one share of Class B common stock.

In accordance with the stockholders’ agreement signed by Class A and the founding Class B common stockholders, the following provisions exist:

The Company holds a repurchase right in the event of a proposed sale of Class A common stock. In the event the Company does not exercise the repurchase right, the other Class A stockholders have the right to purchase the shares based on their proportionate interests. In the event Class A shares are transferred to parties other than the Company or other Class A stockholders, they automatically convert to Class B shares.

So long as an individual stockholder subject to the stockholders agreement has a beneficial ownership interest of 5% or more of any class of stock in the Company, the stockholder shall have a right to participate on a pro-rata basis in any new issuance of securities, other than shares issued in an initial public offering.

At each annual meeting to elect board of director members, stockholders subject to the agreement agree to vote in favor of two Directors as designated by an entity controlled by the Company’s CEO.

In October 2003, in connection with a voluntary change in job responsibilities, a member of senior management voluntarily forfeited 262,500 Class A common shares and returned them to the Company.

(b) Series A Redeemable Convertible Preferred Stock

In February and May 2003, the Company issued a total of 6,724,063 shares, $0.01 par value per share, of Series A redeemable convertible preferred stock (Series A Preferred Stock), at $3.00 per share for net proceeds totaling $20,121,517, net of issuance costs of $50,684.

In April 2004 upon the completion of the Company’s initial public offering, 6,724,063 outstanding shares of the Company’s Series A Preferred Stock automatically converted into 6,724,063 shares of Class B common stock and the Series A Preferred Stock was automatically retired.

(c) Stock Option Plan

In January 2003, the Company adopted a stock incentive plan (the “Plan”) pursuant to which the Plan’s Administrative Committee, appointed by the Company’s Board of Directors, may grant both stock options and restricted stock awards to employees, officers, non-employee directors, and consultants and may be designated as incentive or non-qualified stock options at the discretion of the Administrative Committee. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock and provides for the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 8,000,000 shares. Annual increases are to be added on the first day of each fiscal year beginning on January 1, 2004 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company). As a result of this provision, the authorized number of shares available under this Plan was increased by 1,013,953 to 5,013,953 on January 1, 2004 and by 1,274,948 to 6,288,901 on January 1, 2005. Generally, stock options have 10-year terms and vest 25% at the end of each year over a 4 year period.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In connection with the purchase of Enhance Interactive, the Company agreed to grant 1,250,000 options to purchase Class B common stock at an exercise price of $0.75 per share to employees of Enhance Interactive. The options were not accounted for as purchase consideration as they were contingent upon the employees signing employment agreements with the Company. A total of 416,667 of these options were vested upon issuance. The remaining 833,333 shares vest in one-third increments at the end of each year over a 3 year period.

The purchase agreement requires 125,000 of the 416,667 vested options be held in escrow as security for the indemnification obligations under the merger agreement. While in escrow, these options were not exercisable and are subject to forfeiture. These options are accounted for as variable awards because they were subject to forfeiture, until the expiration of the escrow period on February 28, 2004. In accounting for variable awards, compensation cost is measured each period as the amount by which the then fair market value of the stock exceeds the exercise price. Changes, either increases or decreases, in the fair value of those awards between the date of grant and the measurement date result in a change in the measure of compensation for the award. Compensation costs recognized for the period from January 17, 2003 (inception) to December 31, 2003 and the year ended December 31, 2004 for these 125,000 options were approximately $781,000 and $0, respectively.

During the period from January 17, 2003 (inception) to December 31, 2003, the Company granted certain options including those discussed above with exercise prices less than the then current fair market value. As a result, the Company recorded total deferred compensation expense of approximately $2,104,000, excluding the variable awards noted above. The Company recognized compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). During the 2004 period, the Company did not grant any options with exercise prices less than the then current market value.

In accordance with the accelerated methodology under FIN 28, approximately $1,192,000 and $484,000 was recognized as stock-based compensation expense during the periods January 17, 2003 (inception) to December 31, 2003 and the calendar year 2004 and approximately $913,000 and $309,000 remained as deferred compensation at December 31, 2003 and December 31, 2004, respectively, which will continue to be amortized over the vesting period of the options.

In May 2003, in consideration for consulting services, the Company issued options under the Plan enabling a consultant to purchase 12,500 shares of its Class B common stock, at an exercise price of $3.00 per share. The options were fully vested at the grant date. Based on the fair value of the options, the Company recognized total compensation expense of approximately of $36,000 during the period from January 17, 2003 (inception) to December 31, 2003. The $2.89 fair value of each option was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk free interest rate of 5.5%, volatility of 111%, and an expected life equal to the option term of ten years.

The per share fair value of stock options granted during the period from January 17, 2003 (inception) to December 31, 2003 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.5%, volatility ranging from 102% to 111%, for employee and director grants, an expected life of 4 years for employees, and for consultants, an expected life of 10 years.

The per share fair value of stock options granted during the year ended December 31, 2004 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate ranging from of 4.25% to 4.75%, volatility ranging from 85% to 102%, for employee and director grants, an expected life of 4 years for employees, and for consultants, and an expected life of 10 years.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2004, there were 444,761 additional options available for grant under the Plan.

	Options available for grant	Number of options outstanding	Weighted average exercise price of options outstanding	Weighted average fair value of options granted
Plan adoption (January 17, 2003)	4,000,000	—	$—
Granted below fair value	(1,714,500)	1,714,500	1.28	$2.22
Granted equal to or above fair value	(1,375,100)	1,375,100	4.49	2.89

Balance at December 31, 2003	910,400	3,089,600	2.71

Increase to option pool January 1, 2004	1,013,953
Granted equal to or above fair value	(1,683,200)	1,683,200	11.54	7.59
Options exercised		(159,622)	1.20
Options canceled	203,608	(203,608)	4.36

Balance at December 31, 2004	444,761	4,409,570	$6.06

Stock option activity during the period indicated is as follows:

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2004:

Options Outstanding				Options Exercisable
Range of exercise prices per share	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$0.75	1,213,550	8.15	$0.75	614,370	$0.75
$3.00	970,825	8.32	3.00	286,456	3.00
$6.50	858,795	8.86	6.50	150,007	6.50
$8.76 – $12.75	1,190,900	9.73	12.07	300	11.50
$12.76 – $18.97	175,500	9.91	16.69	—	—

	4,409,570	8.82	$6.06	1,051,133	$2.19

A total of 1,051,133 of the outstanding options were vested at December 31, 2004.

(d) Employee Stock Purchase Plan

On February 15, 2004, the Company’s board of directors and shareholders approved the 2004 Employee Stock Purchase Plan, which became effective on March 30, 2004. The plan provides eligible employees the opportunity to purchase the Company’s Class B common stock for amounts up to 15% of their compensation during offering periods. Under the plan, no employee will be permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. The Company has authorized an aggregate of 300,000 shares of Class B common stock for issuance under the plan to participating employees.

The purchase plan will provide for offering periods which shall be determined by the board of directors. Eligible participants may purchase Class B common stock under the purchase plan at a price equal to the lesser of 85% of the fair value on the first day of an offering period or 85% of the fair value on the last day of an offering period. During 2004, 26,735 shares were purchased at prices ranging from $8.08 to $11.25 per share. As of December 31, 2004, approximately 273,000 shares were available under the Purchase Plan for future issuance.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(e) Issuance of Class B Common Stock

In February 2003, in consideration for consulting services, the Company issued 5,000 shares of Class B common stock and recognized approximately $4,000 of compensation expense representing the estimated fair value of the shares issued during the period from January 17, 2003 (inception) to December 31, 2003.

In October 2003, in connection with the acquisition of TrafficLeader, the Company issued 108,432 shares of restricted Class B common stock that were valued at $6.75 per share. The shares are forfeitable and were issued to employees for future services, and vest over a period of three years, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. The 108,432 shares were valued at approximately $732,000 and are being recorded as compensation expense over the associated employment period in which these shares vest. In accordance with the accelerated methodology under FIN 28, approximately $112,000 and $407,000 was recognized as stock-based compensation during the period January 17, 2003 (inception) to December 31, 2003 and the year ended December 31, 2004, respectively and approximately $620,000 and $213,000 remained as deferred compensation at December 31, 2003 and December 31, 2004, respectively.

(8) Contingencies

The Company is involved in legal and administrative proceedings and claims of various types from time to time. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined except for the aforementioned matter which is in a preliminary stage, will not have a material adverse effect on the Company.

(9) 401(k) Savings Plan

The Company has a Retirement/Savings Plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code which covers those employees that meet eligibility requirements. Eligible employees may contribute up to 15% of their compensation subject to Internal Revenue Code provisions. Under the 401(k) Plan, management may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. No matching contributions have been made to date.

(10) Pre-Incorporation Costs

Business planning and other activities related to the Company’s business began in late 2002. On January 17, 2003, the Company was incorporated as a separate legal entity. Included in the results of operations subsequent to January 17, 2003 are Company reimbursements to certain founders for approximately $86,000 in general and administrative pre-incorporation costs. Included in property and equipment are purchases from its founders of approximately $62,000 which equated to the carrying value of the assets.

(11) Acquisition of Predecessor

On February 28, 2003, the Company acquired 100% of the outstanding shares of the Predecessor. The results of the Predecessor’s operations have been included in the Company’s consolidated financial statements since that date. The Predecessor provided performance-based advertising services to merchant advertisers, including pay-per-click listings. Through the Predecessor’s pay-per-click service, merchant advertisers create keyword listings that describe their product or service, which are marketed to consumers and businesses primarily through search engine or directory results when users search for information, products or services using the Internet.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The aggregate cash consideration including acquisition costs was approximately $15,117,000. The purchase price excludes earnings-based contingent payments that depended upon the achievement of minimum income before taxes, excluding stock-based compensation and amortization of intangibles related to the acquisition (“earnings before taxes”) thresholds in calendar year 2003 and 2004 of the business acquired from the Predecessor. As of December 31, 2003 and 2004, the thresholds had been achieved for the calendar year 2003 and 2004 and the contingent earn-out consideration payments have been accounted for as additional goodwill, as all former Predecessor shareholders receive the consideration in proportion to their former share interests and the amounts reflect additional purchase price. Additional goodwill of $3.2 million and $5.7 million was recorded for the calendar year 2003 and 2004, respectively, for the earn-out consideration.

In addition, if the minimum thresholds above were achieved, a payment of 5.56% of the acquired business’ earnings before taxes for calendar years 2003 and 2004, up to an aggregate maximum of $1,000,000 was to be paid to certain current employees of the acquired business (“acquisition-related retention consideration”). As of December 31, 2003 and 2004, the thresholds have been achieved and for the calendar years 2003 and 2004, $283,000 and $499,000, respectively, was recorded for the acquisition-related retention consideration including employer payroll-related taxes. These amounts had been accounted for as compensation expense. As of December 31, 2003 and 2004, the Company had accrued approximately $283,000 and $501,000 for the retention consideration payable obligation.

The 2004 earn-out and acquisition-related retention consideration amounts are payable in March 2005.

As part of the purchase agreement and conditioned upon continued employment, the Company agreed to issue 1,250,000 options to purchase Class B common shares at an exercise price of $0.75 per share to employees of the Predecessor. Of these options, 416,667 were vested upon issuance. The remaining 833,333 shares vest in one-third increments at the end of each year over a 3 year period.

A total of $1,500,000 and 125,000 of the 416,667 vested options were placed in escrow to secure indemnification obligations of the former shareholders of the Predecessor. The amounts can be released after 12 months. The cash escrow is included as part of the purchase price consideration. The escrowed amounts were released to the former Predecessor shareholders in 2004.

The Company’s purchase price has been recorded in the accompanying consolidated financial statements from the date of acquisition. As a result, the consolidated financial statements after the acquisition reflect a different basis of accounting than the historical financial statements prepared for the Predecessor Periods prior to February 28, 2003.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets, including acquired cash of $1,820,763	$2,532,050
Property and equipment	494,087
Other non-current assets	9,435
Identifiable intangible assets	8,400,000
Goodwill	8,736,783

Total assets acquired	20,172,355

Current liabilities	1,986,229
Non-current deferred tax liabilities	3,065,347
Other non-current liabilities	4,085

Total liabilities assumed	5,055,661

Net assets acquired	$15,116,694

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The total goodwill related to the acquisition at December 31, 2004 was $17,710,000, which includes $3,243,000 and $5,736,000 of goodwill recorded for the 2003 and 2004 earnings-based earn-out obligation, respectively.

The $8,400,000 of acquired intangible assets has a weighted average useful life of approximately 2.5 years. The identifiable intangible assets are comprised of a merchant advertising customer base valued at approximately $700,000 (2-year weighted-average useful life), distribution partner base valued at approximately $900,000 (2.5-year weighted-average useful life), non-compete agreements valued at approximately $1,100,000 (2-year weighted-average useful life), trademarks/domain names valued at approximately $400,000 (3-year weighted average useful life), acquired technology valued at 5,300,000 (2.6-year weighted-average useful life). The $17,710,000 of goodwill, including the $3,243,000 and $5,736,000 goodwill amount for the 2003 and 2004 earnings-based earn-out obligation, respectively, and the acquired intangible assets are not deductible for tax purposes.

(12) Acquisition of TrafficLeader, Inc.

On October 24, 2003, the Company acquired 100% of the outstanding stock of Sitewise Marketing, Inc. (d.b.a. TrafficLeader) (“TrafficLeader”). Sitewise Marketing, Inc. was renamed TrafficLeader, Inc. in November, 2003. TrafficLeader provides performance-based advertising and search marketing services to merchant advertisers, including feed management, advertising campaign management, conversion tracking and analysis, and search engine optimization. Through TrafficLeader’s primary service, feed management, TrafficLeader manages search-based advertising campaigns for merchant advertisers. TrafficLeader’s feed management service helps merchant advertisers reach prospective customers by first creating relevant product listings and then placing these listings in front of potential customers, primarily through search engines. Merchant advertiser’s product listings map directly to user search queries, which link to specific product or information pages when clicked. On behalf of merchant advertisers, TrafficLeader indexes these relevant listing through its distribution partners, including search engines, product shopping engines and directories.

The purchase price consideration consisted of:

•	Cash and acquisition costs of approximately $3,570,000; plus

•	425,000 shares of class B common stock with a redemption right that required the Company to buy back the 425,000 shares for $8 per share, but only at the election of the holders of 75% of such shares in the event the Company had not completed a firm commitment initial public offering with gross proceeds of at least $20 million prior to October 24, 2005. This redemption right terminated with the closing of the Company’s initial public offering on April 5, 2004.

In addition, the Company issued 137,500 shares of restricted Class B common stock, valued at $6.75 per share. The shares were issued to employees and vest over a period of three years, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. Of these restricted shares, 29,068 shares valued at approximately $196,000 are non-forfeitable and included as part of the purchase consideration. As part of employment agreements signed with certain employees of TrafficLeader, a deferred stock compensation charge of approximately $732,000 was recorded in association with 108,432 of these shares. The Company expects to recognize compensation costs for the value of the shares over the associated three-year employment periods over which those shares vest. Stock-based compensation cost of approximately $112,000 and $407,000 was recognized from the acquisition date through December 31, 2003 and for the calendar year 2004, respectively.

The purchase price excludes performance-based contingent payments that depended on the TrafficLeader’s achievement of revenue thresholds. For each dollar of TrafficLeader revenue in calendar 2004 in excess of $15

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

million, the Company, at the end of 2004, will pay 10% in the form of a revenue-based payment to the former TrafficLeader shareholders up to a maximum $1.0 million. Any amounts paid will be accounted for as additional goodwill. As of December 31, 2004, the performance-based conditions had not been achieved therefore no further contingent payment obligation remains.

In connection with the acquisition, $175,000 of cash consideration and 100,000 shares of the 425,000 shares of Class B common stock were placed in escrow to secure indemnification obligations of the former shareholders of TrafficLeader. The cash can be released after nine months and the shares can be released after one year. The escrowed amounts are included as part of the purchase price consideration and were released to the former TrafficLeader shareholders in 2004.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets, including acquired cash of $342,451	$1,175,439
Property and equipment	271,161
Other non-current assets	4,077
Intangible assets	1,300,000
Goodwill	5,279,080

Total assets acquired	8,029,757

Current liabilities	826,095
Non-current deferred tax liabilities	487,819

Total liabilities assumed	1,313,914

Net assets acquired	$6,715,843

The $1,300,000 of acquired intangible assets has a weighted average useful life of approximately 2.4 years. The identifiable intangible assets are comprised of a merchant advertising customer base of approximately $300,000 (12-month weighted-average useful life), distribution partner base of approximately $600,000 (3-year weighted-average useful life), trademarks/domain names of approximately $100,000 (3-year weighted-average useful life), and acquired technology of $300,000 (2.5-year weighted-average useful life). The $5,279,000 of goodwill and the acquired intangible assets are not deductible for tax purposes.

(13) Acquisition of goClick.com, Inc.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets, including acquired cash and cash equivalents of $1,037,756	$1,060,078
Property and equipment	27,819
Intangible assets	3,260,000
Goodwill	9,387,023

Total assets acquired	13,734,920

Current liabilities	1,008,853

Net assets acquired	$12,726,067

In connection with the acquisition, $823,000 of cash consideration and 43,354 shares of the 433,541 shares of Class B common stock were placed in escrow to secure indemnification obligations from the sole stockholder. The escrowed amounts can be released after one year. The escrowed amounts are included as part of the purchase price consideration and will ultimately be released to the sole stockholder in the event no indemnification obligations are identified.

The acquired intangible assets in the amount of $3,260,000 have a weighted average useful life of approximately 1.9 years. The identifiable intangible assets are comprised of a merchant advertiser customer base with a value of approximately $500,000 (2-year weighted-average useful life), distribution partner base with a value of approximately $700,000 (3-year weighted-average useful life), non-compete agreement with a value of approximately $900,000 (2-year weighted average useful life), trademarks/domain names with a value of approximately $60,000 (3-year weighted average useful life), and acquired technology with a value of $1,100,000 (1-year weighted average useful life). The goodwill of $9,387,000 and the acquired intangible assets with a value of $3,260,000 are deductible for tax purposes.

(14) Intangible Assets from Acquisitions

Intangible assets from acquisitions at December 31, 2004 consist of the following:

Merchant advertiser customer base	$1,500,000
Distribution partner base	2,200,000
Non-compete agreements	2,000,000
Trademarks/domains	585,199
Acquired technology	6,700,000

$12,985,199
Less accumulated amortization	(7,988,910)

Total	$4,996,289

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Aggregate amortization expense incurred by the Company and the Predecessor for the period from January 1 to February 28, 2003, the period from January 17, 2003 (inception) to December 31, 2003, and for the year ended December 31, 2004, was approximately $0, $3,023,000, and $4,966,000, respectively. Estimated amortization expense for the next three years is approximately: $3,885,000 in 2005, $967,000 in 2006 and $144,000 in 2007.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(15) Pro Forma Results of Operations—Predecessor, TrafficLeader and goClick (Unaudited)

The following table presents pro forma results of operations as if the acquisition of the Predecessor, TrafficLeader and goClick had occurred as of the beginning of each of the periods presented. The following pro forma results of operations for the period ended December 31, 2003 are based on the historical results of operations of the Company for the period January 17, 2003 (inception) through December 31, 2003, the Predecessor for the period from January 1 through February 28, 2003, TrafficLeader for the period ended October 23, 2003 and goClick for the year ended December 31, 2003. The pro forma results of operations for the period ended December 31, 2004 are based upon the historical results of the Company for the year ended December 31, 2004 and for goClick for the period from January 1, 2004 through July 26, 2004.

	January 2003 to December 31, 2003	January 2004 to December 31, 2004
Revenue	$30,657,395	47,555,801
Net loss	(3,572,944)	(667,740)
Net loss applicable to common stockholders	(4,891,829)	(1,088,170)
Net loss per share applicable to common stockholders:
Basic and diluted net loss per share	$(0.35)	(0.05)

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of 2003 or at the beginning of 2004, nor is it necessarily indicative of results that may occur in the future.

(16) Subsequent Events

In February 2005, the Company closed its offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock with a liquidation preference of $250 per share. These amounts include the exercise by the Company’s underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. Aggregate net proceeds for the offering, after offering expenses, are preliminarily estimated to be $229.4 million.

Dividends on the preferred stock will be cumulative from the date of original issue at the annual rate of 4.75% of the liquidation preference of the preferred stock, payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds which are legally available for dividend payments.

The preferred stock is convertible at the option of the holder at any time into shares of the Company’s Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change.

The Company may automatically convert the preferred stock into common stock if the closing price of the Company’s Class B common stock has exceeded $36.75, which is 150% of the conversion price for at least 20 of the 30 consecutive trading days ending within 5 trading days prior to the notice of automatic conversion.

If the Company elects to automatically convert some or all of the preferred stock into Class B common stock prior to February 15, 2008, the Company will make an additional payment on the preferred stock equal to the aggregate amount of cumulative dividends that would have accrued and become payable on the preferred

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

stock from February 14, 2005 through and including February 15, 2008, less any dividends already paid on the preferred stock. This additional payment is payable in cash or, at the Company’s option, in shares of the Company’s Class B common stock, or a combination of cash and shares of common stock.

The Company may elect to redeem the preferred stock, in whole or in part, at declining redemption prices on or after February 20, 2008.

The preferred stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on February 15, 2006 for the Company’s 4.75% Convertible Subordinated Debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. The Debentures, if issued, will mature 25 years after the exchange date.

The preferred stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.

Concurrent with the close of the offering, the Company completed the acquisition of certain assets of Name Development Ltd., a corporation operating in the direct navigation market, for a purchase price of $164.5 million in a combination of cash and equity, subject to the escrow provisions of the acquisition agreement. The cash consideration and acquisition costs are estimated to be approximately $155.7 million. The equity consideration was approximately 419,659 shares of Class B common stock valued at $20.99 per share (for accounting purposes) for an aggregate amount of approximately $8.8 million. Based on preliminary estimates, we anticipate that the estimated fair values of the identifiable intangible assets and goodwill acquired as of the date of acquisition will represent approximately one-third and two-thirds of the total purchase price, respectively. The allocation of the purchase price is subject to change based on the completion of the appraisals of the assets acquired. As part of this transaction, the Company has acquired what it believes to be a large base of online user traffic. This traffic is generated from a portfolio of Web properties, or Internet domains, which are generally reflective of various commercially-relevant search terms.

In connection with the closing of the Name Development asset acquisition, the Company entered into (i) a new master agreement with an advertising partner with respect to the Company’s direct navigation business, and (ii) a license agreement with the same partner with respect to certain of the partner’s patents, pursuant to which the Company paid $4.5 million, in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based upon a discounted rate of 3% (3.75% under certain circumstances) of certain of the Company’s gross revenues payable on a quarterly basis through December 2016. The Company has not yet determined the accounting treatment of such payment obligations, including whether all or a portion of such amounts will be recorded as an expense or as a reduction of revenue or to the extent, if any, of the amounts that would be capitalized.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.    CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There was no significant change in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on effectiveness of controls. Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our principal executive officer and principal financial officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the Company have been or will be detected.

ITEM 8B.    OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2005 annual meeting of stockholders (the “2005 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2004.

ITEM 10.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item may be found in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13.	EXHIBITS.

See the Exhibit Index following the signature page to this report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item may be found in the 2005 Proxy Statement and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 31, 2005.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Michael A. Arends Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Russell C. Horowitz and Michael A. Arends, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Date

/S/ RUSSELL C. HOROWITZ Russell C. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/S/ MICHAEL A. ARENDS Michael A. Arends Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/S/ JOHN KEISTER John Keister President, Chief Operating Officer and Director	March 31, 2005

/S/ DENNIS CLINE Dennis Cline Director	March 31, 2005

/S/ JONATHAN FRAM Jonathan Fram Director	March 31, 2005

/S/ RICK THOMPSON Rick Thompson Director	March 31, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated as of February 19, 2003, by and among Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative.

2.2(1)	Agreement and Plan of Merger, dated as of October 1, 2003, by and among Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative.

2.3(5)	Agreement and Plan of Merger, dated as of July 21, 2004, by and among Registrant, Project TPS, Inc., goClick.com, Inc and the Sole Stockholder of goClick.com, Inc.

2.4(7)	Asset Purchase Agreement, dated as of November 19, 2004, by and among Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd.

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.3(9)	Preferred Stock Certificate of Designations.

3.4(1)	By-laws of the Registrant.

4.1(4)	Specimen stock certificate representing shares of Class B Common Stock of the Registrant.

4.2(8)	Specimen stock certificate representing shares of 4.75% Convertible Exchangeable Preferred Stock of the Registrant.

4.3(3)	Representative’s Warrant Agreement for Sanders Morris Harris Inc.

4.4(3)	Representative’s Warrant Agreement for National Securities Corporation.

4.5(8)	Indenture.

10.1(3)	Amended and Restated 2003 Stock Incentive Plan.

10.2(1)	Sublease Assignment and Assumption Agreement, dated as of January 18, 2003, by and between Marrch Holdings, LLC, the Registrant and Ecology and Environment, Inc.

10.3(1)	Office Lease, dated as of September 5, 2003, by and between the Registrant and Selig Real Estate Holdings Five.

10.4(1)	Sublease, dated as of March 13, 2000, by and between MyFamily.com, Inc. and ah-ha.com, Inc.

10.5(1)	Indenture of Lease, dated as of August 31, 2001, by and between A&A Properties, N.W., L.L.C. and Sitewise Marketing, Inc.

10.6(1)	Sublease, dated as of June 1, 2003, by and between Radiant Marketing Solutions, Inc., as sublessor, and Sitewise Marketing, Inc., as sublessee, and Jerry Wiant and Bruce Fabbri, as guarantors.

10.7(1)	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant.

10.8(2)	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant.

10.9(2)	2004 Employee Stock Purchase Plan.

10.10(2)	Letter of Intent, dated as of February 11, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant.

10.11(3)	Sublease, dated as of March 1, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant.

Exhibit Number	Description of Document
10.12(3)	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant.

10.13(6)	Sublease Agreement, dated September 9, 2004, by and between Registrant and G. Russell Knobel and Associates, Inc.

10.14(6)	Commercial Lease, entered into as of September 14, 2004, by and between Registrant and TrafficLeader, Inc. and A&A Properties Northwest.

10.15++	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant.

10.16++	Overture Master Agreement, effective February 14, 2005, by and between Overture Services, Inc., Overture Search Services (Ireland) Limited and MDNH, Inc.

10.17	Master Services Terms and Conditions for Agencies and Resellers, dated effective as of September 14, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader).

10.18	Amendment to the Master Services Terms and Conditions for Agencies and Resellers, dated as of November 23, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (please see signature page of this report).

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003.

(2)	Incorporated by reference to the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004.

(3)	Incorporated by reference to the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004.

(4)	Incorporated by reference to the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004.

(8)	Incorporated by reference to the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on February 4, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2005; provided, however, that the Registrant does not incorporate by reference any information contained in, or exhibits submitted on, the Form 8-K that was expressly furnished and not filed.

(++)	Confidential treatment has been requested with respect to portions of the agreement.