Form 10QSB
period 2005-03-31
MARCHEX INC
filed 2005-05-16
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10, 2005
Class A common stock, par value $.01	11,987,500
Class B common stock, par value $.01	23,617,038

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Marchex, Inc.

Form 10-QSB

Part I—Financial Information

Item 1.	Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2004	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$24,933,066	$86,465,826
Trade accounts receivable, net	4,773,646	6,005,845
Prepaid expenses and other current assets	513,427	1,046,059
Refundable income taxes	902,246	1,509,531
Deferred tax assets	522,754	415,469

Total current assets	31,645,139	95,442,730
Property and equipment, net	1,508,446	1,542,106
Deferred tax assets	—	402,484
Intangibles and other assets, net	1,067,896	9,159,167
Goodwill	32,375,966	142,482,696
Intangible assets from acquisitions, net	4,996,289	55,756,253

Total assets	$71,593,736	$304,785,436

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,227,274	$6,180,961
Accrued expenses and other current liabilities	1,170,039	1,979,509
Deferred revenue	1,947,617	1,908,869
Earn-out liability payable	6,237,578	—

Total current liabilities	15,582,508	10,069,339
Deferred tax liabilities	245,657	—
Other non-current liabilities	93,539	76,564

Total liabilities	15,921,704	10,145,903
Stockholders’ equity:
Convertible preferred stock	—	55,205,369
Class A common stock	122,500	122,500
Class B common stock	135,115	231,618
Additional paid-in capital	60,577,997	243,708,679
Deferred stock-based compensation	(521,820)	(375,282)
Accumulated deficit	(4,641,760)	(4,253,351)

Total stockholders’ equity	55,672,032	294,639,533

Total liabilities and stockholders’ equity	$71,593,736	$304,785,436

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Quarter ended March 31, 2004	Quarter ended March 31, 2005
Revenue	$7,601,911	$18,395,983

Expenses:
Service costs (1)	4,779,575	10,668,907
Sales and marketing (1)	1,009,972	1,324,986
Product development (1)	505,535	774,549
General and administrative (1)	694,748	1,452,034
Acquisition-related retention consideration (2)	132,936	—
Facility relocation	230,459	—
Stock-based compensation (3)	360,764	146,538
Amortization of intangible assets from acquisitions (4)	1,034,868	3,083,157

Total operating expenses	8,748,857	17,450,171

Income (loss) from operations	(1,146,946)	945,812
Other income (expense):
Interest income	11,016	268,383
Interest expense	(325)	(1,860)
Adjustment to fair value of redemption obligation	55,250	—
Other	3,644	4,000

Total other income	69,585	270,523

Income (loss) before provision for income taxes	(1,077,361)	1,216,335
Income tax expense (benefit)	(53,700)	478,933

Net income (loss)	(1,023,661)	737,402
Convertible preferred stock dividends	—	348,993
Accretion to redemption value of redeemable convertible preferred stock	402,679	—

Net income (loss) applicable to common stockholders	$(1,426,340)	$388,409

Basic net income (loss) per share applicable to common stockholders	$(0.11)	$0.01
Diluted net income (loss) per share applicable to common stockholders	$(0.11)	$0.01
Shares used to calculate basic net income (loss) per share	13,446,542	30,245,678
Shares used to calculate diluted net income (loss) per share	13,446,542	32,920,472
(1) Excludes acquisition-related retention consideration, stock-based compensation and amortization of intangible assets from acquisitions.
(2) Components of acquisition-related retention consideration:
Service costs	15,826	—
Sales and marketing	45,175	—
Product development	48,916	—
General and administrative	23,019	—
(3) Components of stock-based compensation:
Service costs	4,050	1,800
Sales and marketing	67,546	29,507
Product development	21,902	10,665
General and administrative	267,266	104,566
(4) Components of amortization of intangible assets from acquisitions:
Service costs	734,868	2,393,425
Sales and marketing	162,500	120,833
General and administrative	137,500	568,899

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Quarter ended March 31, 2004	Quarter ended March 31, 2005
Cash flows from operating activities:
Net income (loss)	$(1,023,661)	$737,402
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	1,168,520	3,643,581
Adjustment to fair value of redemption obligation	(55,250)	—
Facility relocation costs	230,459	(8,738)
Gain on sales of fixed assets		(4,000)
Allowance for doubtful accounts and merchant advertiser credits	207,417	442,718
Stock-based compensation	360,764	146,538
Deferred income taxes	(571,165)	(540,856)
Income tax benefit related to stock options	—	129,774
Change in certain assets and liabilities, net of acquisition:
Trade accounts receivable, net	(360,237)	(1,674,916)
Refundable income taxes and income tax payable	517,465	(607,285)
Prepaid expenses and other current assets	(253,657)	(105,271)
Accounts payable	762,543	(277,350)
Accrued expenses and other current liabilities	(386,518)	419,859
Deferred revenue	296,947	(44,691)
Acquisition-related retention consideration in earn-out liability	132,936	(501,769)
Other non-current liabilities	35,531	3,830

Net cash provided by operating activities	1,062,094	1,758,826
Cash flows from investing activities:
Purchases of property and equipment	(175,257)	(242,366)
Cash paid for acquisition and earn-outs	—	(161,152,098)
Proceeds from sale of equipment	—	4,000
Increase in other non current assets	(61,552)	(8,818,084)

Net cash used in investing activities	(236,809)	(170,208,548)
Cash flows from financing activities:
Capital lease obligation principal paid	—	(1,760)
Offering costs paid	(359,326)	(454,676)
Proceeds from public offering, net of underwriter discounts	—	230,287,500
Proceeds from exercises of stock options	2,276	85,825
Proceeds from employee stock purchase plan	—	65,593

Net cash provided by (used in) financing activities	(357,050)	229,982,482

Net increase in cash and cash equivalents	468,235	61,532,760
Cash and cash equivalents at beginning of period	6,019,119	24,933,066

Cash and cash equivalents at end of period	$6,487,354	$86,465,826

See accompanying notes to condensed consolidated financial statements

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions of Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or for any other period. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

The Company’s consolidated statements of operations, stockholders’ equity and cash flows have been presented for the quarters ended March 31, 2004 and 2005. Acquisitions are included in the Company’s consolidated financial statements as of the date of acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant inter-company transactions and balances have been eliminated in consolidation.

On February 28, 2003, the Company acquired 100% of the outstanding stock of eFamily.com, Inc. and ah-ha.com, Inc., its wholly-owned operating subsidiary, based in Provo, Utah. ah-ha.com, Inc. was renamed Enhance Interactive, Inc. in December 2003. The aggregate cash consideration, including acquisition costs to acquire Enhance Interactive was approximately $15,117,000. The purchase price excludes earnings-based contingent payments that depended upon the achievement of minimum income before taxes, excluding stock-based compensation and amortization of intangible assets relating to the acquisition (“earnings before taxes”) thresholds in calendar years 2003 and 2004 of the acquired business. As of December 31, 2003 and 2004, the thresholds had been achieved for the calendar years 2003 and 2004 and the contingent earn-out consideration payments have been accounted for as additional goodwill, as all original shareholders of Enhance Interactive received the consideration in proportion to their former share interests and the amounts reflect additional purchase price. Additional goodwill of $3.2 million and $5.7 million was recorded for the calendar years 2003 and 2004, respectively, for the earn-out consideration. Subsequent to December 31, 2004, no additional obligations exist related to the shareholder earn-out consideration.

In addition, if the minimum thresholds above were achieved, a payment of 5.56% of the acquired businesses’ earnings before taxes for calendar years 2003 and 2004, up to an aggregate maximum of $1,000,000 was to be paid to certain current employees of the acquired business (“acquisition-related retention consideration”). As of December 31, 2003 and 2004, the thresholds had been achieved for the calendars years 2003 and 2004, and $283,000 and $499,000, respectively, was recorded for the acquisition-related retention consideration including employer payroll-related taxes. These amounts have been accounted for as compensation expense. For the quarter ended March 31, 2004, $133,000 of acquisition-related retention consideration was recorded. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration.

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

On October 24, 2003, the Company acquired 100% of the outstanding stock of Sitewise Marketing, Inc. (d.b.a TrafficLeader) (“TrafficLeader”). In November, 2003, Sitewise Marketing, Inc., based in Eugene, Oregon, was renamed TrafficLeader, Inc. The purchase consisted of:

•	Cash and acquisition costs of approximately $3,570,000;

•	425,000 shares of Class B common stock, which were subject to a redemption right;

•	137,500 shares of restricted Class B common stock that vest over a period of 3 years.

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

On February 14, 2005, the Company acquired substantially all of the assets of Name Development Ltd. (“Name Development”) for the following consideration:

•	$155.6 million in cash and estimated acquisition costs; plus

•	419,659 shares of Class B common stock.

The shares of Class B common stock were valued at $20.99 per share (for accounting purposes) for an aggregate amount of approximately $8.8 million.

The Company acquired certain assets of Name Development, including its portfolio of Internet domains and Web properties, revenue-generating contracts, technology and systems, for the operation of the Name Development direct navigation business. The Company did not assume any other obligations with respect to Name Development as part of this asset acquisition. The assets, liabilities and operations of Name Development are included in the Company’s condensed consolidated financial statements since the February 14, 2005 acquisition date.

(2)	(a) Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed during the quarter ended March 31, 2005.

(b) Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25 issued in March 2000, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to apply the intrinsic value-based method of accounting described above for options granted to employees, and have adopted the disclosure requirements of SFAS No. 123.

In December 2004, the FASB issued Statement No. 123-R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued, SFAS No.

123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to apply the intrinsic-value-based model of APB Opinion No. 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

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

The Company recognizes compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding awards in each period.

	Quarter ended March 31, 2004	Quarter ended March 31, 2005
Net income (loss) applicable to common stockholders:
As reported	$(1,426,340)	$388,409
Add: stock based employee compensation expense included in reported net income (loss), net of related tax effect	302,652	124,176
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(980,944)	(1,973,659)

Pro forma	$(2,104,632)	$(1,461,074)

Net income (loss) per share applicable to common stockholders:
As reported (basic and diluted)	$(0.11)	$0.01
Pro forma (basic and diluted)	$(0.16)	$(0.05)

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and FASB Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(3)	Net Income (Loss) Per Share

The Company’s basic and diluted net income (loss) per share is presented for the quarters ended March 31, 2004 and 2005. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net income (loss) applicable to common stockholders consists of net income (loss) as adjusted for the impact in 2004 of accretion of redeemable convertible preferred stock to its redemption value and in 2005 for convertible preferred stock dividends. Diluted net income (loss) per share excludes the convertible preferred stock dividends and includes the shares that the preferred stock is convertible into if the result is dilutive. As the Company had a net loss for the quarter ended March 31, 2004, basic and diluted net loss per share are the same for that period.

The following table reconciles the Company’s reported net income (loss) applicable to common stockholders used to compute basic and diluted net income (loss) per share for each of the quarters ended March 31, 2004 and 2005:

	Quarter ended March 31, 2004	Quarter ended March 31, 2005
Numerator:
Net income (loss)	$(1,023,661)	$737,402
Convertible preferred stock dividends	—	348,993
Accretion to redemption value of Series A
redeemable convertible preferred stock	402,679	—

Net income (loss) applicable to common stockholders	$(1,426,340)	$388,409

Denominator:
Weighted average common shares outstanding excluding unvested common shares subject to repurchase or cancellation	13,446,542	30,245,678

Weighted average number of shares outstanding used to calculate basic net income (loss) per share	13,446,542	30,245,678
Effect of dilutive securities:
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	2,674,794
Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	13,446,542	32,920,472

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.11)	$0.01

The computation of diluted net income (loss) per share for each of the quarters ended March 31, 2004 and 2005, excludes the following because their effect would be anti-dilutive:

•	For the quarter ended March 31, 2004, 6,724,063 shares issuable upon conversion of the Series A redeemable convertible preferred stock. On April 5, 2004, 6,724,063 shares of the Company’s Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock;

•	For the quarter ended March 31, 2005, 2,346,939 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 public offering;

•	For the quarter ended March 31, 2004, outstanding options to acquire 3,381,750 shares of Class B common stock with a weighted average exercise price of $3.04 per share and for the quarter ended March 31, 2005, outstanding options to acquire 142,900 shares of Class B common stock with a weighted average exercise price of $21.78 per share have been excluded in the computation of diluted net income per share;

•	For the quarter ended March 31, 2004, warrants to acquire 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share; and

•	For the quarter ended March 31, 2004, 108,432 of unvested Class B restricted common shares, related to the 108,432 Class B restricted common shares issued in connection with the October 2003 acquisition of TrafficLeader. These shares were for future services that vest over 3 years. Additionally, unvested shares were excluded from the computation of basic net income (loss) per share in both periods.

(4)	Concentrations

The Company maintains substantially all of their cash and cash equivalents with two financial institutions.

A substantial majority of the Company’s revenue earned from merchant advertisers was generated through arrangements with distribution partners for the quarters ended March 31, 2004 and 2005, respectively. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners on commercially acceptable terms. In addition, several of these distribution partners may be considered potential competitors.

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Quarter ended March 31, 2004	Quarter ended March 31, 2005
Distribution Partner A	21%	13%
Distribution Partner B	1%	13%

There was one merchant advertiser who represented approximately 15% of revenue for the quarter ended March 31, 2005. This same merchant advertiser represented approximately 46% of the outstanding accounts receivable balance at March 31, 2005.

(5)	Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For all periods presented, the Company operated as a single segment. The Company operates in a single business segment principally in domestic markets providing Internet merchant transaction services to enterprises.

Revenues from merchant advertisers by geographical areas are tracked on the basis of the location of the merchant advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various activities involving the Internet.

Revenues by geographic region are as follows:

	Quarter ended March 31, 2004	Quarter ended March 31, 2005
United States	93%	88%
Canada	4%	4%
Other countries	3%	8%

	100%	100%

(6)	Facility Relocation

As part of its anticipated expansion, in March 2004, the Company entered into a sublease agreement for new office facilities in Seattle, Washington and relocated from its original office facilities also located in Seattle, Washington. Future minimum payments related to these new facilities as of March 31, 2005 are as follows: $266,000 in the remainder of 2005, $422,000 in 2006, and $455,000 in each of 2007, 2008 and 2009. The remaining lease obligation for the previous office facilities extends through June 30, 2006 and totaled $125,000 as of March 31, 2005. In March 2004, the Company accrued for lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities. For the quarter ended September 30, 2004, the Company reduced the lease and related costs accrual by $30,000 based on a revised estimate for subtenant income.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income may not materialize. Accordingly, these estimates may be adjusted in future periods. The remaining liability at March 31, 2005 was $82,000, of which $57,000 was the current portion.

(7)	Name Development Asset Acquisition

On February 14, 2005, the Company acquired substantially all of the assets of Name Development, a corporation operating in the direct navigation market for purchase consideration of $164.4 million in a combination of cash and equity. Under the terms of the agreement, the Company acquired certain assets of Name Development, including its portfolio of Internet domains and Web properties, revenue-generating contracts, technology and systems, for the operation of the Name Development direct navigation business. The Company did not assume any other obligations with respect to Name Development as part of this asset acquisition. As a result of the acquisition, the Company obtained a proprietary source of targeted traffic.

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$389,225
Intangible assets	53,895,000
Goodwill	110,106,730

Total assets acquired	$164,390,955

In connection with the acquisition, $24.6 million of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration and will ultimately be released in the event no indemnification obligations are identified.

The acquired intangible assets in the amount of $53,895,000 have a weighted average useful life of approximately 4.5 years. The identifiable intangible assets are comprised of a non-compete agreement with a value of approximately $5,700,000 (2-year weighted-average useful life), domain names with a value of approximately $47,395,000 (4.9-year weighted average useful life), and acquired technology with a value of approximately $800,000 (3-year weighted average useful life). The goodwill of $110,106,730 and the acquired intangible assets with a value of $53,895,000 are deductible over 15 years for federal tax purposes.

The following table presents pro forma results of operations for the quarter ended March 31, 2005 as if the asset acquisition of Name Development occurred as of the beginning of 2005. The pro forma results of operations for the quarter ended March 31, 2005 are based on the historical results of Name Development for the period from January 1, 2005 to February 13, 2005, and the historical results of the Company for the quarter ended March 31, 2005. The following table also presents pro forma results of operations for the quarter ended March 31, 2004 as if the asset acquisition of Name Development and the 2004 acquisition of goClick had occurred as of the beginning of the period. The pro forma results of operations for the quarter ended March 31, 2004 are based on the historical results of operations of Name Development and goClick for the quarter ended March 31, 2004 and the historical results of the Company for the quarter ended March 31, 2004.

	Quarter ended March 31, 2004	Quarter ended March 31, 2005
Revenue	$13,933,405	20,940,442
Net income	5,031	1,150,986
Net income (loss) applicable to common stockholders	(991,398)	557,236
Net income (loss) per share applicable to common stockholders:
Basic and diluted net income (loss) per share	$(0.04)	0.02

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at January 1, 2004 or at January 1, 2005, nor is it necessarily indicative of results that may occur in the future.

(8) Intangible Assets from Acquisitions

Intangible assets from acquisitions at March 31, 2005 consist of the following:

Merchant advertiser customer base	$1,500,000
Distribution partner base	2,200,000
Non-compete agreements	7,700,000
Trademarks/domains	47,955,000
Acquired technology	7,500,000

$66,855,000
Less: accumulated amortization	(11,098,747)

Total	$55,756,253

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Aggregate amortization expense incurred by the Company for the quarters ended March 31, 2004 and 2005 was approximately $1,035,000 and $3,083,000, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $12,600,000 for the remainder of 2005, $14,400,000 in 2006, $11,000,000 in 2007, $9,700,000 million in 2008 and $8,000,000 in 2009 and thereafter.

(9)	February 2005 Follow-on Public Offering

In February 2005, the Company closed its offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by the Company’s underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million.

Dividends on the preferred stock are cumulative from the date of original issue at the annual rate of 4.75% of the liquidation preference of the preferred stock, payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds which are legally available for dividend payments.

In April 2005, the Company’s board of directors declared a quarterly dividend in the amount of $3.00 per share on its 4.75% convertible exchangeable preferred stock in accordance with the terms thereof which will be paid on May 16, 2005 to the holders of record as of the close of business on May 4, 2005. This quarterly dividend totals $690,000.

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

The Company may automatically convert the preferred stock into shares of Class B common stock if the closing price of the Company’s Class B common stock has exceeded $36.75, which is 150% of the conversion price, for at least 20 of the 30 consecutive trading days ending within 5 trading days prior to the notice of automatic conversion.

If the Company elects to automatically convert some or all of the preferred stock into shares of Class B common stock prior to February 15, 2008, the Company will make an additional payment on the preferred stock equal to the aggregate amount of cumulative dividends that would have accrued and become payable on the preferred stock from February 14, 2005 through and including February 15, 2008, less any dividends already paid on the preferred stock. This additional payment is payable in cash or, at the Company’s option, in shares of the Company’s Class B common stock, or a combination of cash and shares of Class B common stock.

The Company may elect to redeem the preferred stock, in whole or in part, at declining redemption prices on or after February 20, 2008.

The preferred stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on February 15, 2006 for the Company’s 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right at March 31, 2005. The Debentures, if issued, will mature 25 years after the exchange date.

The preferred stock has no maturity date and no voting rights prior to conversion into shares of Class B common stock, except under limited circumstances.

(10)	Licensing Agreement and Taxes

(a) Licensing Agreement

In connection with the closing of the Name Development asset acquisition, the Company entered into (i) a new master agreement with an advertising partner with respect to the Company’s direct navigation business, and (ii) a license agreement with the same partner with respect to certain of the partner’s patents, pursuant to which the Company paid $4.5 million in an upfront payment

(and an additional $674,000 in certain circumstances) and a contingent royalty based upon a discounted rate of 3% (3.75% under certain circumstances) of certain of the Company’s gross revenues payable on a quarterly basis through December 2016.

The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs.

(b) Taxes

From time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

(11)	Subsequent Events

On April 26, 2005, the Company acquired certain assets of Pike Street Industries, Inc. (“Pike Street Industries”), an online yellow pages and lead generation provider for local merchants, for the following consideration:

•	$12.5 million in cash; plus

•	242,748 shares of Class B common stock; plus

•	212,404 shares of restricted Class B common stock which will vest over a three- year period in installments of 16.67% after each 6 month period during that term.

The shares of Class B common stock excluding the shares of restricted Class B common stock were valued at $17.18 per share (for accounting purposes) for an aggregate amount of approximately $4.2 million.

The shares of restricted Class B common stock were issued to employees of Pike Street Industries and valued at approximately $3.6 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed financial statements and related notes thereto, and with the audited consolidated financial statements and the notes thereto of Marchex, Inc, included in our Annual Report on Form 10-KSB for the year ended December 31, 2004 which was filed with the Securities and Exchange Commission.

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

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date. We have completed the following acquisitions since our inception:

•	On February 28, 2003, we acquired eFamily together with its direct wholly-owned subsidiary Enhance Interactive. eFamily was incorporated in Utah on November 29, 1999 under the name FocusFilter.com, Inc.

•	On October 24, 2003, we acquired TrafficLeader which was incorporated in Oregon on January 24, 2000 under the name Sitewise Marketing, Inc.

•	On July 27, 2004, we acquired goClick which was incorporated in Connecticut on October 25, 2000.

•	On February 14, 2005, we acquired certain assets of Name Development which was incorporated in the British Virgin Islands in July 2000.

•	On April 16, 2005, we acquired certain assets of Pike Street Industries, which was incorporated in Washington on March 6, 2002.

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

The additional consideration consisted of two components:

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

The contingent payment of earn-out consideration, payable to the original stockholders of Enhance Interactive, was calculated based on the formula of 69.44% of earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $12.5 million in aggregate. This payment obligation for each calendar year was conditioned on Enhance Interactive meeting the earnings threshold described above. We have accounted for all such amounts paid as additional goodwill. For the 2003 and 2004 calendar years, the earn-out consideration paid was approximately $3.2 million and $5.7 million, respectively. Subsequent to December 31, 2004, no additional obligations exist related to the shareholder earn-out consideration.

The contingent payment of retention consideration, payable to certain employees of Enhance Interactive, was calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $1 million in aggregate. This payment obligation for each calendar year was also conditioned on Enhance Interactive meeting the earnings threshold described above. We have accounted for all such amounts paid as compensation. For the 2003 and 2004 calendar years, the retention consideration paid was approximately $283,000 and $499,000, respectively. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration.

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

goClick

In July 2004, we acquired goClick, a Norwalk, Connecticut-based company for the following consideration:

•	$7.5 million in net cash and acquisition costs; plus

•	433,541 shares of Class B common stock.

The shares of Class B common stock were valued at $9.55 per share (for accounting purposes) for an aggregate amount of $4.14 million.

Name Development

In February 2005, we acquired substantially all of the assets of Name Development for the following consideration:

•	$155.6 million in cash and estimated acquisition costs; plus

•	419,659 shares of Class B common stock.

The shares of Class B common stock were valued at $20.99 per share (for accounting purposes) for an aggregate amount of approximately $8.8 million.

Under the terms of the agreement, we acquired certain assets of Name Development, including its portfolio of Internet domains and Web properties, revenue-generating contracts, technology and systems, for the operation of the Name Development direct navigation business. We did not assume any other obligations with respect to Name Development as part of this asset acquisition.

We accounted for the Name Development asset acquisition as a business combination.

Pike Street Industries

In April 2005, we acquired certain assets of Pike Street Industries for the following consideration:

•	$12.5 million in cash; plus

•	242,748 shares of Class B common stock; plus

•	212,404 shares of restricted Class B common stock which will vest over a three- year period in installments of 16.67% after each six month period during that term.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued at $17.18 per share (for accounting purposes) for an aggregate amount of approximately $4.2 million.

The shares of restricted Class B common stock were issued to employees of Pike Street Industries and valued at approximately $3.6 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

Consolidated Statements of Operations

The assets, liabilities and operations of our acquisitions are included in our consolidated financial statements as of the date of the respective acquisitions.

All significant inter-company transactions and balances within Marchex have been eliminated in consolidation. Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on the respective acquisition dates. All goodwill, intangible assets and liabilities resulting from the acquisitions have been recorded in our financial statements.

Presentation of Financial Reporting Periods

The comparative periods presented are for the quarters ended March 31, 2004 and 2005.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization and impairment of intangible assets;

•	license fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web site and network equipment;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	salaries of related personnel; and

•	stock-based compensation of related personnel.

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

The contingent payment obligation was calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $1.0 million in the aggregate. All payments made under this obligation have been accounted for as compensation. For the quarter ended March 31, 2004, we recorded $133,000 in acquisition-related retention consideration. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration

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

We used variable accounting for the options to purchase 125,000 shares of our Class B common stock that were issued under our stock incentive plan pursuant to the Enhance Interactive merger agreement. These options were held in escrow until February 28, 2004 as security for the indemnification obligations under the Enhance Interactive merger agreement, and these options were subject to forfeiture during the escrow period. We accounted for these options as variable awards until February 28, 2004.

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

These assets are amortized over useful lives ranging from 12 to 84 months.

Provision for Income Taxes

For income tax purposes, we utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Although realization is not assured, the Company believes it is more likely than not, based on its operating performance and projections of future taxable income, that the Company’s net deferred tax assets will be realized. In determining that it was more likely than not that the Company would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to merchant advertiser usage rates and projected revenues and expenses. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets. From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of the Company and its filings. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

As of March 31, 2005, we had net operating loss, or NOL, carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

Initial Public Offering

On March 30, 2004, we commenced an initial public offering of 4.6 million shares of our Class B common stock. The closing of our initial public offering took place on April 5, 2004. The proceeds of our initial public offering, net of cash offering expenses, were approximately $27.2 million. In connection with our initial public offering, the underwriters were also granted warrants, exercisable over a four-year period commencing April 5, 2005 and ending April 5, 2009, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. Net proceeds have been or are expected to be used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations, working capital and other general corporate purposes.

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

Follow-on Public Offering

In February 2005, we closed a follow-on public offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. In addition to funding the acquisition of certain assets from Name Development, we intend to use the proceeds from the offering for working capital and other general corporate purposes, including for our recent acquisition of certain assets from Pike Street Industries and for future acquisitions.

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

In April 2005, the Company’s board of directors declared a quarterly dividend in the amount of $3.00 per share on its 4.75% convertible exchangeable preferred stock in accordance with the terms thereof which will be paid on May 16, 2005 to the holders of record as of the close of business on May 4, 2005. This quarterly dividend distribution totals $690,000.

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

We may elect to automatically convert some or all of the preferred stock into shares of Class B common stock if the closing price of our Class B common stock has exceeded $36.75, which is 150% of the conversion price for at least 20 of the 30 consecutive trading days ending within 5 trading days prior to the notice of automatic conversion.

If we elect to automatically convert some or all of the preferred stock into shares of Class B common stock prior to February 15, 2008, we will make an additional payment on the preferred stock equal to the aggregate amount of cumulative dividends that would have accrued and become payable on the preferred stock from February 14, 2005 through and including February 15, 2008, less any dividends already paid on the preferred stock. This additional payment is payable in cash or, at our option, in shares of our Class B common stock, or a combination of cash and shares of Class B common stock.

We may elect to redeem the preferred stock, in whole or in part, at declining redemption prices on or after February 20, 2008.

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of March 31, 2005. The Debentures, if issued, will mature 25 years after the exchange date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the period indicated. The operating results for the quarters ended March 31, 2004 and 2005 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Quarter ended March 31, 2004	Quarter ended March 31, 2005
Revenue	100.0%	100.0%

Expenses:
Service costs	62.9%	58.0%
Sales and marketing	13.3%	7.2%
Product development	6.7%	4.2%
General and administrative	9.1%	7.9%
Acquisition-related retention consideration	1.7%	0.0%
Facility relocation	3.0%	0.0%
Stock-based compensation	4.7%	0.8%
Amortization of acquired intangible assets	13.6%	16.8%

Total operating expenses	115.1%	94.9%

Income (loss) from operations	-15.1%	5.1%
Other income (expense):
Interest income	0.1%	1.5%
Interest expense	0.0%	0.0%
Adjustment to fair value of redemption obligation	0.7%	0.0%
Other	0.0%	0.0%

Total other income	0.9%	1.5%

Income (loss) before provision for income taxes	-14.2%	6.6%
Income tax expense (benefit)	-0.7%	2.6%

Net income (loss)	-13.5%	4.0%
Convertible preferred stock dividend	0.0%	1.9%
Accretion to redemption value of redeemable convertible preferred stock	5.3%	0.0%

Net income (loss) applicable to common stockholders	-18.8%	2.1%

Comparison of the Quarter ended March 31, 2004 (2004 period) to the Quarter ended March 31, 2005 (2005 period)

Revenue. Revenue increased 142%, from $7.6 million in the 2004 period to $18.4 million in the same period in 2005. This increase was attributable to a $10.7 million increase for the 2004 period in performance-based advertising services. Of this increase approximately 61% related to an increase in the average revenue per merchant advertiser, while approximately 39% related to an increase in the number of merchant advertisers. Approximately 42%, or $2.8 million, of the increase in the average revenue per merchant advertiser was due to an advertising services provider relationship initiated in the 2005 period and the acquisition of certain assets of Name Development, including its portfolio of more than 100,000 Internet domain names that contributed to the substantial majority of the revenue from the advertising services provider relationship.

We believe the increase in revenue is primarily a result of the growth of our existing distribution partners, the increased number of searches and resulting click-throughs performed by users of our services, and new merchant advertisers and advertising services providers. The number of our distribution partners was approximately 400 in March 2004 and 2005. We also believe the foregoing factors, combined with our sales efforts and improved operational controls, have contributed to an increase in the average revenue per merchant advertiser. The increase in revenue in the 2005 period is also attributable to the acquisition of goClick in July 2004 which added more than 40 unique distribution partners and more than 5,000 unique merchant advertisers as of such acquisition in July 2004.

Our growth rate will depend in part on our ability to increase the number of click-throughs performed by users of our service, primarily through our distribution partners and growth in our proprietary traffic sources. If we do not renew our distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our growth rate will also depend in part on our ability to increase the number and volume of transactions with merchant advertisers. We believe this is dependent in part on delivering high quality traffic that ultimately results in purchases or conversions for our merchant advertisers.

Expenses

Service Costs. Service costs increased 123% from $4.8 million in the 2004 period to $10.7 million in the same period in 2005. The increase was mainly attributable to an increase in payments to distribution partners of $4.9 million, an increase in personnel costs of $187,000, an increase in payment processing fees of $143,000, an increase in facility and other costs of $26,000, an increase in licenses and royalties of $347,000 and an increase in registration fees and Internet domain amortization of $297,000.

Approximately $2.9 million of the total increase in service costs for the 2005 period was attributable to the July 2004 acquisition of goClick which was not included in the same period in 2004.

This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 63% of revenue in the 2004 period as compared to 58% in 2005. The 2005 decrease in service costs as compared to the same period in 2004 was primarily a result of the impact as a percentage of revenue of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments. goClick’s service costs did not have a significant percentage impact on the consolidated service cost percentage of revenue. Payments to feed management services distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. To the extent that payments to feed management services distribution partners make up a larger percentage of future operations, we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars, since we anticipate expanding our operations.

Sales and Marketing. Sales and marketing expenses increased 31%, from $1.0 million in the 2004 period to $1.3 million in the same period in 2005. As a percentage of revenue, sales and marketing expenses were 13% and 7% for the 2004 and 2005 periods, respectively. The increase in dollars was primarily related to an increase in personnel costs of $185,000, primarily related to an increase in the number of employees. The remaining increase is related to increases in outside marketing activities, travel and other operating costs arising from operations in multiple jurisdictions. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities.

Product Development. Product development expenses increased 53%, from $506,000 in the 2004 period to $775,000 in the same period in 2005. As a percentage of revenue, product development expenses were 7% and 4% for the 2004 and 2005 periods, respectively. The increase in dollars was primarily due to an increase in personnel costs of $248,000, primarily related to an increase in the number of employees. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses increased 109%, from $695,000 in the 2004 period to $1.5 million in the same period in 2005. The net increase in dollars was primarily due to an increase in personnel costs of $258,000, an increase in professional services of $367,000, an increase in other costs of $195,000 and a decrease in bad debt expense of $63,000. As a percentage of revenue, general and administrative expenses were 9% for the 2004 period and 8% for the same period in 2005. As a percentage of revenue, the decrease in general and administrative expenses in the 2005 period as compared to the 2004 period was primarily a result of general and administrative expenses being compared to a larger revenue base.

We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

Acquisition-Related Retention Consideration. Acquisition-related retention consideration decreased from $133,000 in the 2004 period to zero in the same period in 2005. The acquisition–related retention consideration was calculated as part of the contingent, earnings-based payment obligation to certain employees of Enhance Interactive and was equal 5.56% of Enhance Interactive’s earnings before taxes in excess of $3.5 million. A quarterly proportion of the annual estimated acquisition-related retention consideration was recorded in the 2004 period. We have accounted for any payment amount as compensation. Subsequent to December, 2004, no additional obligations exist related to the acquisition-related retention consideration.

Facility Relocation. In March 2004, we entered into a sublease agreement for new and larger office facilities in Seattle, Washington, and we relocated from our original office facilities also located in Seattle, Washington. In March 2004, we accrued lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities. The remaining lease obligations for the original facilities extend through June 30, 2006 and totaled $125,000 as of March 31, 2005. As of March 31, 2005, we estimate the net sublease income to be approximately $53,000 over the remaining life of the lease.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Stock-Based Compensation. The amortization of stock-based compensation decreased 59%, from $361,000 in the of 2004 period to $147,000 in the same period in 2005. In the 2005 period, the components of stock-based compensation were service costs of $2,000, sales and marketing of $30,000, product development of $11,000 and general and administrative of $104,000. Amounts in the 2004 and 2005 period related primarily to the vesting of stock options granted to employees in which the exercise price was less than the fair market value at the date of grant and $149,000 and $58,000, respectively, related to restricted stock issued to employees for future services in connection with the acquisition of TrafficLeader.

Amortization of Intangibles. Intangible amortization expense increased 198%, from $1.0 million in 2004 period to $3.1 million in the same period in 2005. The increase was associated with the July 2004 acquisition of goClick and the February 2005 Name Development asset acquisition. During the 2005 period, the components of amortization of intangibles were service costs of $2.4 million, sales and marketing of $121,000 and general and administrative of $569,000.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $66.8 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Other Income. Other income increased 289%, from $70,000 in the 2004 period to $271,000 in the same period in 2005. The increase was primarily attributable to an increase in interest income of $257,000 which was a result of the impact of our follow-on public offering in February 2005 on the average cash balances in the 2005 period.

Income Taxes. The income tax benefit in the 2004 period was $54,000 as compared to an income tax expense of $479,000 in the same period in 2005. The increase in income taxes was primarily a result of a pretax income of $1.2 million in 2005 compared to a pretax loss of $1.1 million in the 2004 period.

In the 2004 period, the effective tax benefit of 5% differed from the expected effective rate of 34% primarily due to state income taxes and non-deductible stock compensation amounts. The effective rate was 39% in the 2005 period. This differed from the expected rate of 35% due to state income taxes and non-deductible stock compensation and other amounts.

During the 2005 period, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $130,000, which were recorded as credits to additional paid in capital.

Convertible Preferred Stock Dividends. The convertible preferred stock dividends during the 2005 period of $348,000 are based upon the 230,000 convertible preferred shares with a dividend rate of 4.75% that were issued in February 2005.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock. The accretion to redemption value of preferred stock decreased from $403,000 in the 2004 period to zero in the same period in 2005. The accretion to the redemption value recorded during the 2004 period is based upon 6,724,063 shares of Series A redeemable convertible preferred stock outstanding as of April 5, 2004 with a dividend rate of 8% per annum. All 6,724,063 shares of Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock upon the closing of the initial public offering on April 5, 2004.

Net Income (Loss) Applicable to Common Stockholders. Net income (loss) applicable to common stockholders increased from a net loss of $1.4 million in the 2004 period to net income of $388,000 in the same period in 2005. The increase was primarily attributable to revenue increasing at a faster rate than service costs, sales and marketing, product development and general and administration expenses. There was also a decrease in acquisition-related retention consideration, facility relocation, and stock-based compensation totaling $578,000.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures of financial performance and liquidity. We report operating income before amortization (OIBA) which represents income (loss) from operations before (1) stock-based compensation expense and (2) amortization of acquired intangible assets. This measure, among other things, is one of the primary metrics by which we evaluate the performance of our business.

Additionally, management uses adjusted OIBA (Adjusted OIBA), which excludes both acquisition-related retention consideration, as we view this as part of the earn-out incentives related to the Enhance Interactive acquisition transaction, and a facility relocation expense. Both of these items are viewed as non-recurring in nature and recognized in the 2004 period.

We refer to adjusted OIBA to facilitate accurate comparisons to our historical operating results, in making operating decisions for internal budget planning, and in some cases to form the basis upon which management is evaluated. These measures are useful to investors because they represent our consolidated operating results, taking into account depreciation and other license and intangible amortization, which we believe is an ongoing cost of doing business, but excluding the effects of certain other non-cash and non-recurring expenses.

We also report EBITDA, which represents income before interest, income taxes, depreciation, amortization, and stock compensation expense. Management believes that EBITDA is another alternative measure of liquidity to GAAP net cash provided by operating activities, which provides meaningful supplemental information regarding liquidity and is used by management to measure its ability to fund operations and financing obligations.

These non-GAAP financial measures have certain limitations in that they do not take into account the impact to our statement of operations of certain expenses, including non-cash stock-based compensation associated with our employees, acquisition-related accounting and facility relocation amounts. We endeavor to compensate for the limitations of these non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and detailed descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

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

The following are non-cash expenses that are excluded from our non-GAAP measures:

•

Stock-based compensation consists of restricted stock and options expense, which relates mostly to restricted stock and options issued in connection with acquisitions. We view this expense as part of transaction costs that are not paid in cash.

Stock-based compensation also includes the expense associated with certain employee stock options where on the date of grant the fair value of the underlying stock exceeded the exercise price.

•	Amortization of acquired intangible assets is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as distribution partner relationships and merchant advertiser customer relationships, are valued and amortized over their estimated lives. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that since intangibles represent costs incurred by the acquired company to build value prior to the acquisition, they were part of the transaction costs and will not be replaced with cash costs when the intangibles are fully amortized.

The following is a reconciliation of income (loss) from operations and net income (loss) applicable to common stockholders to the non-GAAP measure of operating income before amortization for the 2004 and 2005 periods.

	Quarter ended March 31, 2004	Quarter ended March 31, 2005
Adjusted operating income before amortization (Adjusted OIBA)	$612,081	$4,175,507
Acquisition-related retention consideration	(132,936)	—
Facility relocation	(230,459)	—

Operating income before amortization (OIBA)	248,686	4,175,507
Stock-based compensation	(360,764)	(146,538)
Amortization of acquired intangible assets	(1,034,868)	(3,083,157)

Income (loss) from operations	(1,146,946)	945,812
Interest income and other, net	69,585	270,523
Income (loss) before provision for income taxes	(1,077,361)	1,216,335
Income tax expense (benefit)	(53,700)	478,933

Net income (loss)	(1,023,661)	737,402
Convertible preferred stock dividends	—	348,993
Accretion to redemption value of redeemable convertible preferred stock	402,679	—

Net income (loss) applicable to common stockholders	$(1,426,340)	$388,409

Operating income before amortization increased 1578% from $249,000 in the 2004 period to $4.2 million in the same period in 2005. The net increase in OIBA was primarily attributable to revenue increasing at a faster rate than service costs, sales and marketing, product development, and general and administrative expenses as a percentage of revenue and no similar costs in the 2005 period related to acquisition-related retention consideration and facility relocation costs.

The following is reconciliation from net cash provided by operating activities to the non-GAAP measure of EBITDA for the 2004 and 2005 periods.

	Quarter ended March 31, 2004	Quarter ended March 31, 2005
Net cash provided by operating activities	$1,062,094	$1,758,826
Changes in asset and liabilities, net of effects of acquisitions	(326,012)	2,885,731
Provision for income taxes	(53,700)	478,933
Other items - facility relocation	(230,459)	8,738
Interest income and other, net	(14,335)	(266,523)
Tax benefits from exercise of stock options	—	(129,774)

EBITDA	$437,588	$4,735,931

EBITDA increased 982% from $438,000 in the 2004 period to $4.7 million in the same period in 2005.

Liquidity and Capital Resources

We initially financed our company through the private placement of our securities in January through May of 2003, which resulted in total proceeds of approximately $20.3 million. Primarily from such proceeds, we funded our early business operations and the acquisitions of Enhance Interactive and TrafficLeader. The acquisition of Enhance Interactive amounted to $13.3 million in net cash consideration and the acquisition of TrafficLeader amounted to $3.2 million in net cash consideration.

On April 5, 2004, we completed our initial public offering of 4.6 million shares of Class B common stock. The proceeds received in the second quarter of fiscal year 2004 from the stock offering, net of cash offering expenses and underwriter discounts, were $27.2 million. Net proceeds have been or will be used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations, working capital and other general corporate purposes. From the effective date of our initial public offering through March 31, 2005, we have used approximately $7.5 million of these proceeds to fund the acquisition of goClick, approximately $3.5 million for the 2003 earn-out obligation relating to our acquisition of Enhance Interactive, and $8.9 million for capital expenditures, personnel, facilities, working capital and other general corporate purposes. On April 5, 2004, all of our outstanding shares of Series A redeemable convertible preferred stock, with a value of $21.8 million, were automatically converted into Class B common stock in connection with the closing of our initial public offering and are now included as components of stockholders’ equity.

In February 2005, we closed a follow-on offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. In addition to funding the acquisition of certain assets from Name Development, we intend to use the proceeds from the offering for working capital and other general corporate purposes, including for our recent acquisition of certain assets from Pike Street Industries and for future acquisitions.

Concurrent with the close of our offerings, we completed the acquisition of certain assets of Name Development, a corporation operating in the direct navigation market, for a price of $164.4 million, including approximately $155.6 million in cash and estimated acquisition costs and approximately 419,659 shares of our Class B common stock valued at $20.99 per share (for accounting purposes) for an aggregate amount of approximately $8.8 million.

As of March 31, 2005, we had cash and cash equivalents of $86.5 million. As of March 31, 2005, we had operating lease contractual obligations of $3.2 million of which $2.6 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, tax benefit from stock options, facility relocation amounts, deferred income taxes and changes in working capital. Cash provided by operating activities for the 2005 period of approximately $1.8 million consisted primarily of net income of $737,000 adjusted for non-cash items of $3.8 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes and income tax benefit related to stock options, and approximately $2.8 million used in working capital and other activities. Cash provided by operating activities for the 2004 period of approximately $1.1 million consisted primarily of a net loss of $1.0 million adjusted for non-cash items of $1.2 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, and deferred income taxes and by approximately $920,000 provided by working capital and other activities.

With respect to most of our pay-per-click advertising services, we receive payment prior to our delivery of related click-throughs. Our corresponding payments to the distribution partners who provide placement for the listings are generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the 2004 and 2005 periods.

Nearly all of the feed management services and advertising services provider arrangements are billed on a monthly basis following the month of our click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. For these services, merchant advertiser’s payments are generally received one to three weeks following payment to the distribution partners. We expect that in the future periods, if the feed management services account for a greater percentage of our operating activity, working capital requirements will increase as a result.

Cash used in investing activities for the 2005 period of approximately $170.2 million was primarily attributable to the payment of the Name Development asset acquisition for approximately $155.5 million, the 2004 Enhance Interactive earn-out consideration payment of $5.7 million, purchases for Internet domain names or Web properties of approximately $4.3 million, payment for a prepaid license of $4.5 million and net purchases for property and equipment of $238,000. Cash used in investing activities for the 2004 period of approximately $237,000 was related to purchases of property and equipment and deferred initial public offering costs.

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

Cash provided by financing activities for the 2005 period of approximately $230.0 million was primarily attributable to net proceeds from the follow-on offering in February 2005 of $229.8 million. Cash provided by financing activities for the 2004 period was primarily payments made for our initial public offering.

For purposes of the calculations of the contingent earnings and revenue-based payment obligations for Enhance Interactive and TrafficLeader, we allocated revenue based on the source of revenue. We attributed revenue from products and services originating with Enhance Interactive to Enhance Interactive, and likewise we attributed revenue from products and services originating with TrafficLeader to TrafficLeader. Consistent with that approach, we allocated revenues based on origination of merchant advertiser and distribution partner relationships and agreements. For calendar years 2003 and 2004, the total aggregate Enhance Interactive contingent, earnings-based payment obligation was approximately $3.5 million and $6.2 million, respectively. These payment obligations include the earn-out consideration of approximately $3.2 million and $5.7 million and the retention-related consideration of approximately $283,000 and $499,000 for calendar years 2003 and 2004, respectively. The amounts for the calendar year 2003 were paid in April 2004. The amounts for the calendar year 2004 were paid in March 2005. Subsequent to December 31, 2004, no further obligation exists related to the Enhance Interactive earn-out and retention-related consideration.

For calendar year 2004, TrafficLeader did not achieve the performance-based conditions therefore no further contingent payment obligation remains.

The following table summarizes our contractual obligations as of March 31, 2005, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$2,559,120	$616,929	$1,054,497	$887,694
Capital leases	66,097	10,861	28,962	26,274
Other contractual obligations	525,225	243,650	281,575	—

Total contractual obligations (1), (2)	$3,150,442	$871,440	$1,365,034	$913,968

1)	In February 2005 we entered into (i) a new master agreement with Overture with respect to our direct navigation business, and (ii) a license agreement with Overture with respect to certain of Overture’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs.

(2)	Under the terms of the preferred stock offering in February 2005, we have a dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments. In April 2005, our board of directors declared a quarterly dividend in the amount of $3.00 per share on our 4.75% convertible exchangeable preferred stock in accordance with the terms thereof which will be paid on May 16, 2005 to the holders of record as of the close of business on May 4, 2005. This quarterly dividend distribution totals $690,000.

In April 2005, the Company acquired certain assets of Pike Street Industries, an online yellow pages and lead generation provider for local merchants, for $12.5 million in cash, 242,748 shares of our Class B common stock and 212,404 shares of our restricted Class B common stock. The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued at $17.18 per share (for accounting purposes) for an aggregate amount of approximately $4.2 million. The shares of restricted Class B will vest over a three-year period in installments of 16.67% after each six month period. The shares of restricted Class B common stock were issued to employees of Pike Street Industries and valued at approximately $3.6 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

From January through March 2005, we paid approximately $4.3 million for the purchase of additional Internet domains or Web properties. We expect to continue acquiring Internet domains or Web properties as we grow our presence in the field of direct navigation.

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

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to merchant advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings and feed management services. For these particular services, revenue is recognized upon a user’s reported click-through of a merchant advertiser listing within our network. Each click-through represents a completed transaction.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. To date, no impairment charge has been taken for the goodwill related to our acquisitions. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Stock-Based Compensation

Our stock-based compensation plan is described more fully in Note 2(b) to the condensed consolidated financial statements. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to

Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2000, to account for our employee stock options. Under this method, employee compensation expense is recorded on the date of grant only if the fair market value of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.

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

We used variable plan accounting to account for options to purchase 125,000 shares of our Class B common stock issued under our stock incentive plan that were held in escrow as security for the indemnification obligations under the Enhance Interactive merger agreement. These options were subject to forfeiture, until the expiration of the escrow period which was February 28, 2004, and, accordingly, we were required to record a compensation charge on a quarterly basis, which lowered our earnings. Under variable plan accounting, compensation expense is measured quarterly as the amount by which the fair market value of the shares of our Class B common stock covered by the option grant exceeds the exercise price and is recognized over the option’s vesting period. Increases or decreases in the fair market value of our Class B common stock between the date of grant and the date of exercise result in a corresponding increase or decrease in the measure of compensation expense. The amount of stock-based compensation recognized was derived based upon our determination of the fair value of our Class B common stock. We determined the fair value of our Class B common stock based upon factors, including our operating performance, issuance of our convertible preferred stock, liquidation preference of our preferred stock, and valuations of other publicly-traded companies.

The amount of compensation expense actually recognized in future periods could be lower than currently anticipated if unvested stock options for which deferred compensation has been recorded are forfeited. In addition, if we used different assumptions to determine the deemed fair value of our common stock, we could have reported materially different amounts of stock-based compensation. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the date of grant. Recent changes to applicable accounting standards will require us to record the fair value of options as an expense for periods beginning after December 15, 2005. If we had estimated the fair value of options on the date of grant using a Black-Scholes pricing model, and then amortized this estimated fair value over the vesting period of the options, our net income (loss) would have been adversely affected. See Note 2(b) to our condensed consolidated financial statements for a discussion of how our net income (loss) would have been adversely affected.

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

We are required to apply SFAS No. 123-R as of the interim reporting period that begins after December 15, 2005. Thus, our consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

RISK FACTORS

Risks Relating to Our Company

Our limited operating history makes evaluation of our business difficult.

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003, TrafficLeader in October 2003 and goClick in July 2004. In February 2005 we completed the acquisition of certain assets of Name Development and in April 2005 we completed the acquisition of certain assets of Pike Street Industries.

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. Our failure to address these risks and difficulties successfully could seriously harm us.

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $4.3 million as of March 31, 2005. While we recently achieved profitability, we may not be able to sustain it. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel and acquiring additional businesses. In addition, we will be required to expense the fair value of stock options granted and incur expense in connection with our employee stock purchase plans commencing January 1, 2006.

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business. Yahoo! is also a significant customer.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our merchant listings. Yahoo!, primarily through its subsidiaries, such as Inktomi and Overture, is our largest distribution partner and delivers traffic to our merchant listings which collectively represents approximately 13% of our total revenue for quarter ended March 31, 2005. Separately, Yahoo! was responsible for 15% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

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

We may incur liabilities for the activities of our merchant advertisers and our distribution partners, which could adversely affect our business.

Many of our advertisement generation and distribution processes are automated. In most cases, merchant advertisers use our online tools and account management systems to create and submit merchant listings. These merchant listings are submitted in a bulk data feed to our distribution partners. Although we monitor our distribution partners on an ongoing basis primarily for traffic quality, these partners control the distribution of the merchant listings provided in the data feed.

As a result, we do not conduct a manual editorial review of a substantial number of our merchant listings, nor do we manually review the display of the vast majority of the merchant listings by our distribution partners. We may not successfully avoid liability for unlawful activities carried out by our merchant advertisers or unpermitted uses of our merchant listings by distribution partners and their affiliates.

Our potential liability for unlawful activities of our merchant advertisers or unpermitted uses of our merchant listings by distribution partners could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. For example, as a result of the actions of merchant advertisers in our network, we may be subject to civil claims relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against any liabilities or losses resulting from the content of our merchant listings. Although our merchant advertisers indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liability or losses incurred by us as a result of the activities of our merchant advertisers.

We have a large number of distribution partners who display our merchant listings on their networks. Our merchant listings are predominantly delivered to our distribution partners in an automated fashion through an XML data feed or data dump. Our distribution partners are required contractually to use the merchant listings that we provide in accordance with applicable law and regulation and in conformity with our publication restrictions included in our agreements, which are intended to promote the quality and validity of the traffic provided to our merchant advertisers. Nonetheless, we do not operationally control or manage these distribution partners and any breach of these agreements on the part of any distribution partner or its affiliates could result in liability for our business. These agreements include indemnification obligations on the part of our distribution partners, but there is no assurance that we would be able to collect against offending distribution partners or their affiliates in the event of a claim under these indemnification provisions.

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

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future, including:

•	We were required to make performance payments of approximately $6.2 million based on 2004 earnings to the original shareholders and certain employees of eFamily and its wholly-owned subsidiary, Enhance Interactive, which we acquired in February 2003.

•	We recently entered into agreements with Overture, pursuant to which we paid $4.5 million in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based on 3.0% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016.

•	We are obligated to pay quarterly dividends to the holders of preferred stock at an annual rate of $11.875 per preferred share. Based on 230,000 outstanding shares of preferred stock issued as part of the preferred stock offering in February 2005, the annual dividend obligation would be $2.7 million.

•	If debentures are issued upon exchange of the preferred stock, we will become obligated to make interest payments to the holders of the debentures.

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

Further, as of March 31, 2005, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 90% of the combined voting power of our outstanding capital stock excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

Recently adopted changes in accounting rules and regulations, such as expensing of stock options and shares issued through employee stock purchase plans, will result in unfavorable accounting charges and may require us to change our compensation policies.

Accounting methods and policies regarding expensing stock options are subject to review, interpretation and guidance from relevant accounting authorities, including the Financial Accounting Standards Board, or FASB. For example, while we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant, recently adopted FASB and SEC standards will requires us to expense the fair value of stock options granted commencing January 1, 2006. In addition, under such rules, we will also incur an expense in connection with our employee stock purchase plans commencing January 1, 2006. We rely heavily on stock options to compensate existing employees and attract new employees. In light of these new requirements to expense stock options and shares issued under employee stock purchase plans, we may choose to reduce our reliance on these as compensation tools. If we reduce our use of stock options and the employee stock purchase plan, it may be more difficult for us to attract and retain qualified employees and we may need to compensate our employees with greater amounts of cash or other incentives. If we do not reduce our reliance on stock options and the employee stock purchase plan, our reported losses will increase. Further changes to interpretations of accounting methods or policies in the future may require us to adversely revise how our financial statements are prepared.

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

We may not be able to realize the intended and anticipated benefits from the Name Development and Pike Street asset acquisitions, which could affect the value of the asset acquisition to our business strategy and our ability to meet our financial obligations and targets.

We may not be able to realize the intended and anticipated benefits that we currently expect from the Name Development and Pike Street asset acquisitions. These intended and anticipated benefits include increasing our cash flow from operations, growing our merchant network, broadening our distribution offerings and delivering services that strengthen our merchant relationships.

Factors that could affect our ability to achieve these benefits include:

•	We will need to continue to acquire commercially valuable Internet domain names to grow our presence in the field of direct navigation. We will need to continuously improve our technologies to acquire valuable Internet domain names as competition in the marketplace for appropriate Internet domain names intensifies. Our domain name acquisition efforts are subject to rules and guidelines established by registries which maintain Internet domain name registrations and the registrars which process and facilitate Internet domain name registrations. The registries and registrars may change the rules and guidelines for acquiring Internet domains in ways that may prove detrimental to our domain acquisition efforts.

•	The business of direct navigation is dependent on current technologies and user practices. If browser or search technologies were to change significantly, the practice of direct navigation may be altered to our disadvantage.

•	Some of our existing distribution partners may perceive direct navigation as a competitive threat and therefore may decide to terminate their agreements with us because of the Name Development and Pike Street asset acquisitions.

•	We intend to apply our technology and expertise to geography-specific Web properties that we believe are under-commercialized and not yet mature from a monetization perspective. However, if the current disparities in traffic and monetization of such search terms do not narrow in a favorable way, we may expend significant company resources on business efforts that do not realize the results we expect.

If the acquired business is not integrated into our business as we anticipate, we may not be able to achieve these benefits or realize the value paid for the asset acquisition, which could materially harm our business, financial condition and results of operations.

We may experience unforeseen liabilities in connection with the Name Development and Pike Street asset acquisitions or our acquisition of other Internet domain names, which could negatively impact our financial results.

The Name Development and Pike Street asset acquisitions involve the acquisition of a large number of previously-owned Internet domain names. Furthermore, we have separately acquired and intend to continue to acquire in the future additional previously-owned Internet domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired Internet domain names under the Uniform Domain Name Dispute Resolution Policy administered by ICANN or actions under the U.S. Anti-Cybersquatting Consumer Protection Act.

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

The Name Development business includes the registrations of thousands of Internet domain names both in the United States and internationally. Name Development acquired previously-owned Internet domain names that have expired and have been offered for sale by Internet domain name registrars following the period of permitted reclamation by their prior owners. Furthermore, we have separately acquired and intend to continue to acquire in the future additional previously-owned Internet domain names, including in connection with the Pike Street asset acquisition.

The acquisition of Internet domain names generally is governed by regulatory bodies. The regulation of Internet domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously-owned Internet domain names or modify the requirements for holding Internet domain names. As a result, we might not acquire or maintain names that contribute to our financial results in the same manner as reflected in the historical financial results of Name Development. Because certain Internet domain names are important assets which support the valuation of the Name Development and Pike Street asset acquisitions, a failure to acquire or maintain such Internet domain names could adversely affect our financial results and our growth. Any impairment in the value of these important assets could cause our stock price to decline.

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

In particular, concerns over the security of transactions conducted on the Internet and the privacy of users, including the risk of identity theft, may inhibit the growth of the Internet and other online services, especially online commerce. In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease or less than anticipated growth in Internet usage could have a material adverse effect on our business prospects.

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

The trading price of our Class B common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq National Market ranged from $8.56 to $24.71 per share through March 31, 2005. Our stock price may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

We have a substantial number of shares of Class B common stock that are eligible for resale, including:

•	Upon completion of our recent common stock and preferred stock offerings, we had 22,711,461 shares of Class B common stock outstanding.

•	As of March 31, 2005, we had issued options for 4,676,470 shares of Class B common stock. We have also issued shares in connection with our initial financing and our prior acquisitions, of which 20,279,063 are eligible for resale under Rule 144.

•	As of March 31, 2005, we had 101,838,839 shares of authorized but unissued shares of our Class B common stock that are available for future sale.

•	Approximately 11,987,500 of our shares of Class A common stock and 8,725,104 of our shares of Class B common stock are subject to piggyback registration rights. 419,659 shares of our Class B common stock issued as part of the consideration for the Name Development asset acquisition and 455,152 shares of our Class B common stock issued as part of the Pike Street Industries asset acquisition are subject to future registration on Form S-3 on a best efforts basis. We also may enter into additional registration rights agreements in the future in connection with any subsequent acquisitions we may undertake. Any sales of our common stock under these registration rights arrangements with these stockholders could be negatively perceived in the trading markets and negatively affect the price of our common stock.

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

As of March 31, 2005, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 96% of the outstanding shares of our Class A common stock, which shares represented 89% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 90% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 3.	Controls and Procedures.

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

Other than sales disclosed in previous current reports on Form 8-K, we did not make any unregistered sales of shares of our Class B common stock during the first quarter of 2005. In addition, we did not repurchase any of our equity securities during the first quarter of 2005.

On March 30, 2004, our registration statement on Form SB-2 (No. 333-111096) was declared effective by the SEC, pursuant to which we registered 4,000,000 shares of our Class B common stock, and another 600,000 shares subject to the underwriters’ over-allotment option. The shares of Class B common stock registered under the registration statement, including the 600,000 shares of Class B common stock covered by the over-allotment option, were sold at a price of $6.50 per share. The offering generated gross offering proceeds of approximately $29.9 million. The closing of the offering and the exercise in full of the underwriter’s over-allotment option, took place on April 5, 2004. The managing underwriters were Sander Morris Harris, Inc. and National Securities Corporation. In connection with the offering, we incurred $1.5 million in underwriting discounts and commissions, and approximately $1.2 million in other cash related expenses. The net proceeds from the IPO, after deducting the foregoing expenses, were approximately $27.2 million. From the effective date of our initial public offering through March 31, 2005, we have used approximately $7.5 million of these proceeds to fund the acquisition of goClick, approximately $3.5 million for the 2003 earn-out obligation relating to our acquisition of Enhance Interactive, and $8.9 million for capital expenditures, personnel, facilities, working capital and other general corporate purposes. Pending further application of the funds, as described in our registration statement on Form SB-2, we have invested the remainder of the net proceeds in short-term, investment grade, interest-bearing securities.

Item 3.	Defaults Upon Senior Securities.

Not applicable with respect to the current reporting period.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable with respect to the current reporting period.

Item 5.	Other Information.

Not applicable with respect to the current reporting period.

Item 6.	Exhibits.

Exhibits:

2.4(1)	Agreement Purchase Agreement, dated as of November 19, 2004, by and among Registrant, Name Development Ltd. And the Sole Stockholder of Name Development Ltd.

10.15(2)++	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant.

10.16(2)++	Overture Master Agreement, effective February 14, 2005, by and between Overture Services, Inc., Overture Search Services (Ireland) Limited and MDNH, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005.
(++)	Confidential treatment has been requested with respect to portions of the agreement.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (principal accounting officer)

May 16, 2005