Form 10QSB
period 2005-06-30
MARCHEX INC
filed 2005-08-15
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 9, 2005
Class A common stock, par value $.01	11,987,500
Class B common stock, par value $.01	24,701,868

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Marchex, Inc.

Form 10-QSB

Part I—Financial Information

Item 1.	Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2004	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$24,933,066	$71,292,532
Accounts receivable, net	4,773,646	7,771,592
Prepaid expenses and other current assets	513,427	1,176,603
Refundable income taxes	902,246	2,509,483
Deferred tax assets	522,754	401,087

Total current assets	31,645,139	83,151,297
Property and equipment, net	1,508,446	1,797,194
Deferred tax assets	—	1,351,690
Intangible and other assets, net	1,067,896	15,159,314
Goodwill	32,375,966	154,250,051
Intangible assets from acquisitions, net	4,996,289	55,899,422

Total assets	$71,593,736	$311,608,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,227,274	$7,671,270
Accrued expenses and other current liabilities	1,170,039	1,723,923
Deferred revenue	1,947,617	2,015,469
Earn-out liability payable	6,237,578	—

Total current liabilities	15,582,508	11,410,662
Deferred tax liabilities	245,657	—
Other non-current liabilities	93,539	50,942

Total liabilities	15,921,704	11,461,604

Commitments, contingencies, and subsequent events

Stockholders’ equity:
Convertible preferred stock	—	55,205,369
Class A common stock	122,500	122,500
Class B common stock	135,115	237,291
Additional paid-in capital	60,577,997	251,843,392
Deferred stock-based compensation	(521,820)	(3,457,120)
Accumulated deficit	(4,641,760)	(3,804,068)

Total stockholders’ equity	55,672,032	300,147,364

Total liabilities and stockholders’ equity	$71,593,736	$311,608,968

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2005	Three months ended June 30, 2004	Three months ended June 30, 2005
Revenue	$16,467,089	$39,564,005	$8,865,178	$21,168,022

Expenses:
Service costs (1)	10,523,390	21,407,535	5,743,815	10,738,628
Sales and marketing (1)	2,040,682	2,868,881	1,030,710	1,543,895
Product development (1)	1,033,841	2,065,094	528,306	1,290,545
General and administrative (1)	1,541,428	2,925,595	846,680	1,473,561
Acquisition-related retention consideration (2)	255,660	—	122,724	—
Facility relocation	230,459	—	—	—
Stock-based compensation (3)	595,998	643,707	235,234	497,169
Amortization of intangible assets from acquisitions (4)	2,069,511	8,032,808	1,034,643	4,949,651

Total operating expenses	18,290,969	37,943,620	9,542,112	20,493,449

Income (loss) from operations	(1,823,880)	1,620,385	(676,934)	674,573
Other income (expense):
Interest income	81,346	856,356	70,329	587,973
Interest expense	(1,813)	(3,460)	(1,488)	(1,600)
Adjustment to fair value of redemption obligation	55,250	—	—	—
Other	3,643	4,000	—	—

Total other income	138,426	856,896	68,841	586,373

Income (loss) before provision for income taxes	(1,685,454)	2,477,281	(608,093)	1,260,946
Income tax expense (benefit)	(200,803)	949,589	(147,103)	470,656

Net income (loss)	(1,484,651)	1,527,692	(460,990)	790,290
Convertible preferred stock dividends	—	1,031,806	—	682,813
Accretion to redemption value of redeemable convertible preferred stock	420,430	—	17,751	—

Net income (loss) applicable to common stockholders	$(1,905,081)	$495,886	$(478,741)	$107,477

Basic net income (loss) per share applicable to common stockholders	$(0.10)	$0.02	$(0.02)	$0.00
Diluted net income (loss) per share applicable to common stockholders	$(0.10)	$0.01	$(0.02)	$0.00
Shares used to calculate basic net income (loss) per share applicable to common stockholders	18,810,413	32,790,977	24,174,284	35,308,306
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	18,810,413	35,149,062	24,174,284	37,459,860
(1) Excludes acquisition-related retention consideration, stock-based compensation and amortization of intangible assets from acquisitions
(2) Components of acquisition-related retention consideration:
Service costs	30,430	—	14,604	—
Sales and marketing	86,901	—	41,726	—
Product development	94,078	—	45,162	—
General and administrative	44,251	—	21,232	—
(3) Components of stock-based compensation:
Service costs	6,300	134,634	2,250	132,834
Sales and marketing	116,588	315,431	49,042	285,924
Product development	34,577	148,650	12,675	137,985
General and administrative	438,533	44,992	171,267	(59,574)
(4) Components of amortization of intangible assets from acquisitions:
Service costs	1,469,511	6,283,724	734,643	3,890,299
Sales and marketing	325,000	325,555	162,500	204,722
General and administrative	275,000	1,423,529	137,500	854,630

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2005
Cash flows from operating activities:
Net income (loss)	$(1,484,651)	$1,527,692
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	2,351,678	9,678,664
Adjustment to fair value of redemption obligation	(55,250)	—
Facility relocation costs	193,931	(18,710)
Gain on sales of fixed assets	—	(4,000)
Allowance for doubtful accounts and merchant advertiser credits	464,110	1,021,612
Stock-based compensation	595,998	643,707
Deferred income taxes	(918,192)	(1,475,680)
Income tax benefit related to stock options	101,092	328,093
Change in certain assets and liabilities, net of acquisition:
Trade accounts receivable, net	(1,197,575)	(4,020,058)
Refundable income taxes and income tax payable	276,297	(1,607,237)
Prepaid expenses and other current assets	(333,247)	(610,490)
Accounts payable	28,271	877,998
Accrued expenses and other current liabilities	(209,044)	499,103
Deferred revenue	203,532	59,200
Acquisition-related retention consideration in earn-out liability	(24,941)	(501,769)
Other non current liabilities	(2,274)	2,909

Net cash provided by (used in) operating activities	(10,265)	6,401,034
Cash flows from investing activities:
Purchases of property and equipment	(463,260)	(654,166)
Cash paid for acquisitions and earn-outs	(3,242,726)	(173,711,646)
Proceeds from sale of equipment	3,710	4,000
Proceeds from sale of intangible assets	—	330,180
Increase in other non current assets	(30,739)	(15,513,998)

Net cash used in investing activities	(3,733,015)	(189,545,630)
Cash flows from financing activities:
Capital lease obligation principal paid	(1,263)	(3,830)
Offering costs paid	(1,068,814)	(517,706)
Proceeds from public offering, net of underwriter discounts	28,405,100	230,287,500
Preferred stock dividends cash paid	—	(690,000)
Proceeds from exercises of stock options	58,525	309,250
Proceeds from employee stock purchase plan	99,650	118,848

Net cash provided by financing activities	27,493,198	229,504,062

Net increase in cash and cash equivalents	23,749,918	46,359,466
Cash and cash equivalents at beginning of period	6,019,119	24,933,066

Cash and cash equivalents at end of period	$29,769,037	$71,292,532

See accompanying notes to condensed consolidated financial statements

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions of Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or for any other period. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

The Company’s condensed consolidated financial statements presented include the balance sheets as of December 31, 2004 and June 30, 2005, the consolidated statements of operations for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2005. Acquisitions are included in the Company’s consolidated financial statements as of the date of acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant inter-company transactions and balances have been eliminated in consolidation.

On February 28, 2003, the Company acquired 100% of the outstanding stock of eFamily.com, Inc. and ah-ha.com, Inc., its wholly-owned operating subsidiary, based in Provo, Utah. ah-ha.com, Inc. was renamed Enhance Interactive, Inc. in December 2003. Enhance Interactive provides performance-based advertising services to merchant advertisers, including pay-per-click listings. The aggregate cash consideration, including acquisition costs to acquire Enhance Interactive was approximately $15,117,000. The purchase price excludes earnings-based contingent payments that depended upon the achievement of minimum income before taxes, excluding stock-based compensation and amortization of intangible assets relating to the acquisition (“earnings before taxes”) thresholds in calendar years 2003 and 2004 of the acquired business. As of December 31, 2003 and 2004, the thresholds had been achieved for the calendar years 2003 and 2004 and the contingent earn-out consideration payments have been accounted for as additional goodwill, as all original shareholders of Enhance Interactive received the consideration in proportion to their former share interests and the amounts reflect additional purchase price. Additional goodwill of $3.2 million and $5.7 million was recorded for the calendar years 2003 and 2004, respectively, for the earn-out consideration. Subsequent to December 31, 2004, no additional obligations exist related to the shareholder earn-out consideration.

In addition, if the minimum thresholds above were achieved, a payment of 5.56% of the acquired businesses’ earnings before taxes for calendar years 2003 and 2004, up to an aggregate maximum of $1,000,000 was to be paid to certain current employees of the acquired business (“acquisition-related retention consideration”). As of December 31, 2003 and 2004, the thresholds had been achieved for the calendars years 2003 and 2004, and $283,000 and $499,000, respectively, was recorded for the acquisition-related retention consideration including employer payroll-related taxes. These amounts have been accounted for as compensation expense. For the three and six months ended June 30, 2004, $123,000 and $256,000, respectively, of acquisition-related retention consideration was recorded. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On October 24, 2003, the Company acquired 100% of the outstanding stock of Sitewise Marketing, Inc. (d.b.a TrafficLeader) (“TrafficLeader”). In November 2003, Sitewise Marketing, Inc., based in Eugene, Oregon, was renamed TrafficLeader, Inc. TrafficLeader provides performance-based advertising and search marketing services to merchant advertisers, including feed management, advertising campaign management, conversion tracking and analysis, and search engine optimization. The purchase consideration consisted of:

•	Cash and acquisition costs of approximately $3,570,000; plus

•	425,000 shares of Class B common stock, which were subject to a redemption right; plus

•	137,500 shares of restricted Class B common stock that vest over a period of 3 years from the closing date.

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

The shares of Class B common stock were valued (for accounting purposes) at an aggregate amount of approximately $4.14 million.

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

The Company acquired certain assets of Name Development, including its portfolio of Internet domains and Web properties, revenue-generating contracts, technology and systems, for the operation of the Name Development direct navigation business. The Company did not assume any other obligations with respect to Name Development as part of this asset acquisition. The assets, liabilities and operations of Name Development are included in the Company’s condensed consolidated financial statements as of the February 14, 2005 acquisition date.

On April 26, 2005, the Company acquired certain assets of Pike Street Industries, Inc. (“Pike Street”), an online yellow pages and lead generation provider for local merchants, for the following consideration:

•	$12.8 million in cash and estimated acquisition costs; plus

•	242,748 shares of Class B common stock; plus

•	212,404 shares of restricted Class B common stock that vest over a period of 3 years from the closing date.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $4.1 million.

The shares of restricted Class B common stock were valued at $16.85 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.6 million. The shares of restricted Class B common stock were issued to the former stockholders of Pike Street who became employees of the Company.

The Company did not assume any other obligations with respect to Pike Street as part of the asset acquisition. The assets, liabilities, and operations of Pike Street are included in the Company’s condensed consolidated financial statements as of the April 26, 2005 acquisition date.

(2)	(a) Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

In certain cases, the Company records revenue based on available and reported preliminary information from third parties. Collection of the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

(b) Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25, issued in March 2000, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to apply the intrinsic value-based method of accounting described above for options granted to employees, and have adopted the disclosure requirements of SFAS No. 123.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company recognizes compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding awards in each period.

	Six months ended June 30, 2004	Six months ended June 30, 2005	Three months ended June 30, 2004	Three months ended June 30, 2005
Net income (loss) applicable to common stockholders:
As reported	$(1,905,081)	$495,886	$(478,741)	$107,477
Add: stock based employee compensation expense included in reported net income (loss), net of related tax effect	504,850	415,327	202,198	291,151
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(1,922,760)	(4,264,343)	(941,816)	(2,290,663)

Pro forma	$(3,322,991)	$(3,353,130)	$(1,218,359)	$(1,892,035)

Net income (loss) per share applicable to common stockholders:
As reported—basic	$(0.10)	$0.02	$(0.02)	$0.00
As reported—diluted	$(0.10)	$0.01	$(0.02)	$0.00
Pro forma—basic	$(0.18)	$(0.10)	$(0.05)	$(0.05)
Pro forma—diluted	$(0.18)	$(0.10)	$(0.05)	$(0.05)

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and FASB Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(3)	Net Income (Loss) Per Share

The Company’s basic and diluted net income (loss) per share is presented for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net income (loss) applicable to common stockholders consists of net income (loss) as adjusted for the impact in 2004 of accretion of redeemable convertible preferred stock to its redemption value and in 2005 for convertible preferred stock dividends. Diluted net income (loss) per share excludes the convertible preferred stock dividends and includes the shares that the preferred stock is convertible into if the result is dilutive. As the Company had a net loss for the three and six months ended June 30, 2004, basic and diluted net loss per share are the same for that period.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table reconciles the Company’s reported net income (loss) applicable to common stockholders used to compute basic and diluted net income (loss) per share for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005:

	Six months ended June 30, 2004	Six months ended June 30, 2005	Three months ended June 30, 2004	Three months ended June 30, 2005
Numerator:
Net income (loss)	$(1,484,651)	$1,527,692	$(460,990)	$790,290
Convertible preferred stock dividends	—	1,031,806	—	682,813
Accretion to redemption value of Series A redeemable convertible preferred stock	420,430	—	17,751	—

Net income (loss) applicable to common stockholders	$(1,905,081)	$495,886	$(478,741)	$107,477

Denominator:
Weighted average common shares outstanding excluding unvested common shares subject to repurchase or cancellation	18,810,413	32,790,977	24,174,284	35,308,306

Weighted average number of shares outstanding used to calculate basic net income (loss) per share	18,810,413	32,790,977	24,174,284	35,308,306
Effect of dilutive securities:
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	2,358,085	—	2,151,554

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	18,810,413	35,149,062	24,174,284	37,459,860

Basic net income per share applicable to common stockholders	$(0.10)	$0.02	$(0.02)	$0.00
Diluted net income per share applicable to common stockholders	$(0.10)	$0.01	$(0.02)	$0.00

The computation of diluted net income (loss) per share for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005, excludes the following because their effect would be anti-dilutive:

•	For the three and six months ended June 30, 2004, 6,724,063 shares issuable upon conversion of the Series A redeemable convertible preferred stock. On April 5, 2004, 6,724,063 shares of the Company’s Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock in connection with the Company’s initial public offering;

•	For the three and six months ended June 30, 2005, 2,346,939 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering;

•	For the three and six months ended June 30, 2004, outstanding options to acquire 3,506,350 shares of Class B common stock with a weighted average exercise price of $3.50 per share at June 30, 2004 and for the three and six months ended June 30, 2005, outstanding options to acquire 672,300 and 438,100 shares of Class B common stock with a weighted average exercise price of $18.48 per share and 19.60 per share, respectively, have been excluded in the computation of diluted net income per share;

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•	For the three and six months ended June 30, 2004, warrants to acquire up to an aggregate of 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share; and

•	For the three and six months ended June 30, 2004, 90,385 of unvested Class B restricted common shares at June 30, 2004, related to the 108,432 Class B restricted common shares issued in connection with the October 2003 acquisition of TrafficLeader. These shares were for future services that vest over 3 years. Additionally, unvested shares were excluded from the computation of basic net income (loss) per share in both periods.

(4)	Concentrations

The Company maintains substantially all of their cash and cash equivalents with two financial institutions.

A substantial majority of the Company’s revenue earned from merchant advertisers was generated through arrangements with distribution partners for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners on commercially acceptable terms. In addition, several of these distribution partners may be considered potential competitors.

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Six months ended June 30, 2004	Six months ended June 30, 2005	Three months ended June 30, 2004	Three months ended June 30, 2005
Distribution Partner A	24%	12%	26%	11%

There was one merchant advertiser who represented approximately 25% and 20% of revenue for the three and six months ended June 30, 2005, respectively. This same merchant advertiser represented approximately 45% of the outstanding accounts receivable balance at June 30, 2005. There was one other merchant advertiser representing 14% of the outstanding receivable balance at June 30, 2005.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues by geographic region are as follows:

	Six months ended June 30, 2004	Six months ended June 30, 2005	Three months ended June 30, 2004	Three months ended June 30, 2005
United States	93%	90%	93%	90%
Canada	3%	3%	3%	3%
Other countries	4%	7%	4%	7%

	100%	100%	100%	100%

(6)	Facility Relocation

As part of its anticipated expansion, in March 2004, the Company entered into a sublease agreement for new office facilities in Seattle, Washington and relocated from its original office facilities also located in Seattle, Washington. Future minimum payments related to these new facilities as of June 30, 2005 are as follows: $181,000 in the remainder of 2005, $422,000 in 2006, and $455,000 in each of 2007, 2008 and 2009. The remaining lease obligation for the previous office facilities extends through June 30, 2006 and totaled $100,000 as of June 30, 2005. In March 2004, the Company accrued for lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities. For the quarter ended September 30, 2004, the Company reduced the lease and related costs accrual by $30,000 based on a revised estimate for subtenant income.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income may not materialize. Accordingly, these estimates may be adjusted in future periods. The remaining liability at June 30, 2005 was $72,000, all of which was classified as a current liability.

(7)	Name Development Asset Acquisition

On February 14, 2005, the Company acquired substantially all of the assets of Name Development, a corporation operating in the direct navigation market, for purchase consideration of $164.4 million in a combination of cash and equity. The Company accounted for the Name Development asset acquisition as a business combination. Under the terms of the agreement, the Company acquired certain assets of Name Development, including its portfolio of Internet domains and Web properties, revenue-generating contracts, technology and systems, for the operation of the Name Development direct navigation business. The Company did not assume any other obligations with respect to Name Development as part of this asset acquisition. As a result of the acquisition, the Company obtained a proprietary source of targeted traffic.

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$45,808
Intangible assets	54,261,242
Goodwill	110,083,905

Total assets acquired	$164,390,955

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

To date the Company has conducted a preliminary analysis of the estimated fair value of the assets acquired from Name Development. The foregoing estimates may be subject to adjustment upon the completion of the Company’s final review and assessment of the fair value of each of the more than 100,000 Internet domain and Web properties and other assets included in the acquisition.

In connection with the acquisition, $24.6 million of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration and will ultimately be released in the event no indemnification obligations are identified.

The acquired intangible assets in the amount of $54,261,242 have a weighted average useful life of approximately 4.5 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of a non-compete agreement with a value of approximately $5,700,000 (2-year weighted-average useful life), domain names with a value of approximately $47,761,242 (4.9-year weighted average useful life), and acquired technology with a value of approximately $800,000 (3-year weighted average useful life). The goodwill of $110,083,905 and the acquired intangible assets with a value of $54,261,242 are deductible over 15 years for federal tax purposes.

(8)	Pike Street Industries Asset Acquisition

On April 26, 2005, the Company acquired certain assets of Pike Street, an online yellow pages and lead generation provider for local merchants. The purchase price consideration consisted of:

•	$12.8 million in cash and estimated acquisition costs; plus

•	242,748 shares of Class B common stock; plus

•	212,404 shares of restricted Class B common stock that vest over a period of 3 years.

The Company accounted for the Pike Street asset acquisition as a business combination.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $4.1 million.

The shares of restricted Class B common stock were valued at $16.85 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.6 million. The shares of restricted Class B common stock were issued to the former stockholders of Pike Street who became employees of the Company. The shares vest over a period of three years, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. As part of employment agreements entered into with these former stockholders of Pike Street, a deferred stock-based compensation charge of approximately $3.6 million was recorded in connection with the 212,404 shares of restricted Class B common stock. The deferred stock-based compensation is being amortized using the accelerated vesting method, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, as compensation costs over the associated three-year employment periods over which those shares vest. The Company recorded stock-based compensation cost of approximately $527,000 from the acquisition date through June 30, 2005.

The Company did not assume any other obligations with respect to Pike Street as part of this asset acquisition.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Property and equipment	$6,874
Intangible assets	5,025,000
Goodwill	11,810,180

Total assets acquired	$16,842,054

To date the Company has conducted a preliminary analysis of the estimated fair value of the assets acquired from Pike Street. The foregoing estimates may be subject to adjustment upon the completion of the Company’s final review and assessment of the fair value of the assets included in the acquisition.

In connection with the acquisition, $1.3 million of the cash consideration, 24,275 shares of Class B common stock, and 81,927 shares of restricted Class B common stock were placed in escrow to secure indemnification obligations for a period of 12 months from the closing date. The escrow amounts are included as part of the purchase price consideration and will ultimately be released in the event no indemnification obligations are identified.

The acquired intangible assets in the amount of $5,025,000 have a weighted average useful life of approximately 3.4 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of non-compete agreements with a value of approximately $500,000 (3-year weighted-average useful life), domain names with a value of approximately $1,025,000 (5-year weighted average useful life), merchant advertiser customer base with a value of approximately $2,400,000 (3-year weighted-average useful life) and acquired technology with a value of approximately $1,100,000 (3-year weighted average useful life). The goodwill of $11,810,180 and the acquired intangible assets with a value of $5,025,000 are deductible over 15 years for federal tax purposes.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(9)	Pro Forma Results of Operations—goClick, Name Development and Pike Street

The following table presents pro forma results of operations for the three and six months ended June 30, 2005 as if the asset acquisitions of Name Development and Pike Street occurred as of January 1, 2005. The pro forma results of operations for the three months ended June 30, 2005 combine (1) the historical results of operations of the Company for the three months ended June 30, 2005; and (2) Pike Street’s historical results of operations for the pre-acquisition period from April 1, 2005 to April 25, 2005. The pro forma results of operations for the six months ended June 30, 2005 combine (1) the historical results of operations of the Company for the six months ended June 30, 2005; (2) Name Development’s historical results of operations for the pre-acquisition period from January 1, 2005 to February 13, 2005; (3) an offering of only that number of shares of Class B common stock and preferred stock as necessary to consummate the Name Development asset acquisition for the period January 1, 2005 through February 13, 2005; and (4) Pike Street’s historical results of operations for the pre-acquisition period from January 1, 2005 to April 25, 2005. The following table also presents pro forma results of operations for the three months and six months ended June 30, 2004 as if the acquisition of goClick and the Name Development and Pike Street asset acquisitions had occurred as of January 1, 2004. The pro forma results of operations for the three and six months ended June 30, 2004 are based on the historical results of operations of the Company, goClick, Name Development and Pike Street for the three and six months ended June 30, 2004 and an offering of only that number of shares of Class B common stock and preferred stock as necessary to consummate the Name Development asset acquisition. The Company has used statutory tax rates in effect during the three and six months ended June 30, 2004 and 2005 to calculate the tax effects of the pro forma adjustments in determining the pro forma results of operations for each of the periods presented.

	Six months ended June 30, 2004	Six months ended June 30, 2005	Three months ended June 30, 2004	Three months ended June 30, 2005
Revenue	$30,710,867	$43,338,958	$16,156,961	$21,435,318
Net income	(43,929)	1,554,292	407,154	704,182
Net income (loss) applicable to common stockholders	(1,651,859)	225,611	(204,347)	21,369
Net income (loss) per share applicable to common stockholders:
Basic and diluted net income (loss) per share	$(0.06)	$0.01	$(0.01)	$0.00

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at January 1, 2004 or at January 1, 2005, nor is it necessarily indicative of results that may occur in the future.

(10)	Intangible Assets from Acquisitions

Intangible assets from acquisitions at June 30, 2005 consist of the following:

Merchant advertiser customer base	$3,900,000
Distribution partner base	2,200,000
Non-compete agreements	8,200,000
Trademarks/domains	48,987,395
Acquired technology	8,600,000

$71,887,395
Less: accumulated amortization	15,987,974

Total	$55,899,422

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Aggregate amortization expense incurred by the Company was approximately $1,035,000 and $4,950,000 for the three months ended June 30, 2004 and 2005, respectively, and approximately $2,070,000 and $8,033,000 for the six months ended June 30, 2004 and 2005, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $8,800,000 for the remainder of 2005, $15,900,000 in 2006, $12,600,000 in 2007, $10,400,000 in 2008 and $8,200,000 in 2009 and thereafter.

(11)	February 2005 Follow-on Public Offering

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

In April 2005, the Company’s board of directors declared a quarterly dividend in the amount of $3.00 per share on its 4.75% convertible exchangeable preferred stock in accordance with the terms thereof which was paid on May 16, 2005 to the holders of record as of the close of business on May 4, 2005. This quarterly dividend totaled $690,000. In July 2005, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on August 15, 2005 to the holders of record as of the close of business on August 4, 2005. This quarterly dividend totaled approximately $683,000.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The preferred stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on February 15, 2006 for the Company’s 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right at June 30, 2005. The Debentures, if issued, will mature 25 years after the exchange date.

The preferred stock has no maturity date and no voting rights prior to conversion into shares of Class B common stock, except under limited circumstances.

(12)	Licensing Agreement and Taxes

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

(13)	Subsequent Events

On July 27, 2005, the Company acquired IndustryBrains, Inc. (“IndustryBrains”), a company focused on monetizing vertical and brand-name Web sites through contextual advertising solutions, for the following consideration, exclusive of acquisition costs:

•	$15.6 million in cash; plus

•	788,046 shares of Class B common stock; plus

•	176,909 shares of restricted Class B common stock issued to the employee shareholders of IndustryBrains which will vest over a two-and-one half year period in installments of 33.34% after each ten month period during that term and will result in compensation expense.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued at (for accounting purposes) an aggregate amount of approximately $13.4 million.

The shares of restricted Class B common stock were issued to employee shareholders of IndustryBrains and valued at approximately $3.0 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

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

Overview

We are an online technology company that helps merchants sell through search. We are focused on search engine and contextual marketing, local search, and direct navigation. Our platform of integrated performance-based advertising and search marketing services enables merchants to efficiently market and sell their products and services across multiple online distribution channels, including search engines, product shopping engines, directories and selected Web properties.

We currently provide our merchant advertisers with the following technology-based services:

•	Pay-Per-Click Services. We deliver pay-per-click advertising listings that are reflective of our merchant advertisers’ products and services to online users in response to their keyword search queries. These pay-per-click listings are generally ordered in the search results based on the amount our merchant advertisers choose to pay for a targeted placement. These targeted listings are displayed to consumers and businesses through our distribution network of leading search engines, product shopping engines, directories and other Web properties. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from the Company websites to a merchant advertiser website and completes the specified action.

•	Feed Management Services. We leverage our proprietary technology to crawl and extract relevant product content from merchant advertisers’ databases and Web sites to create highly-targeted product and service listings, which we deliver into our distribution network. These feed management listings are ordered in the results based on relevance to user search queries. Our trusted feed relationships with our distribution partners enable merchant advertisers to deliver comprehensive and up-to-date product and service listings to some of the Web’s largest search engines, product shopping engines and directories.

•	Advertising Campaign Management Services. We enable merchant advertisers to: (1) track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks using our bid management services; and (2) evaluate the effectiveness of online advertising campaigns using our conversion tracking and detailed reporting services.

•	Search Engine Optimization Services. We optimize key attributes of merchant advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines.

•	Outsourced Search Marketing Services Platform. We provide large aggregators of advertisers, such as yellow page companies, with an outsourced, integrated platform to enable them to market performance-

based advertising and search marketing services directly to their customers. We distribute performance-based advertisements through our broad network of distribution partners comprising many of the leading search engines, product shopping engines, directories and other Web properties. Our sources of distribution include industry leaders such as Yahoo!, Google, Shopping.com and many others.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date. We have completed the following acquisitions since our inception:

•	On February 28, 2003, we acquired eFamily together with its direct wholly-owned subsidiary Enhance Interactive. eFamily was incorporated in Utah on November 29, 1999 under the name FocusFilter.com, Inc.

•	On October 24, 2003, we acquired TrafficLeader which was incorporated in Oregon on January 24, 2000 under the name Sitewise Marketing, Inc.

•	On July 27, 2004, we acquired goClick which was incorporated in Connecticut on October 25, 2000.

•	On February 14, 2005, we acquired certain assets of Name Development which was incorporated in the British Virgin Islands in July 2000.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries, which was incorporated in Washington on March 6, 2002.

•	On July 27, 2005, we acquired IndustryBrains, which was incorporated in New York on January 31, 2002.

From January 17, 2003 (inception) through February 28, 2003, we were involved in business and product development, as well as financing and acquisition initiatives.

We currently have offices in Seattle, Washington; Provo, Utah; Eugene, Oregon; Las Vegas, Nevada; and New York City, New York.

Acquisitions

Since our inception, we have completed the following acquisitions which have been accounted for as business combinations.

Enhance Interactive

In February 2003, we acquired eFamily together with its wholly-owned subsidiary Enhance Interactive for the following consideration:

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

In October 2003, we acquired TrafficLeader for the following consideration:

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

goClick

In July 2004, we acquired goClick for the following consideration:

•	$7.5 million in net cash and acquisition costs; plus

•	433,541 shares of Class B common stock.

The shares of Class B common stock were valued (for accounting purposes) at an aggregate amount of approximately $4.14 million.

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

Pike Street Industries

In April 2005, we acquired certain assets of Pike Street Industries for the following consideration:

•	$12.8 million in cash and estimated acquisition costs; plus

•	242,748 shares of Class B common stock; plus

•	212,404 shares of restricted Class B common stock which will vest over a three- year period in installments of 16.67% after each six month period during that term.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $4.1 million.

The shares of restricted Class B common stock were issued to employees of Pike Street Industries and valued at approximately $3.6 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

IndustryBrains

In July 2005, the Company acquired IndustryBrains for the following consideration, exclusive of acquisition costs:

•	$15.6 million in cash; plus

•	788,046 shares of Class B common stock; plus

•	176,909 shares of restricted Class B common stock issued which will vest over a two-and-one half year period in installments of 33.34% after each ten month period during that term.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued at (for accounting purposes) an aggregate amount of approximately $13.4 million.

The shares of restricted Class B common stock were issued to employee shareholders of IndustryBrains and valued at approximately $3.0 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005.

Revenue

We currently generate revenue through our suite of services, including our pay-per-click services, feed management services, advertising campaign management services, search optimization services and outsourced search marketing services platform.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, cost-per-action services and feed management services. These primary sources amounted to greater than 93% of our revenues in all periods presented. Our secondary sources of revenue are our advertising campaign management services, search optimization services and outsourced search marketing services platform. These secondary sources amounted to less than 7% of our revenues in all periods presented. We have no barter transactions.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Performance-Based Advertising Services

In providing pay-per-click advertising services, we generate revenue upon our delivery of qualified and reported click-throughs to our merchant advertisers or advertising service providers’ listings. These merchant advertisers and advertising service providers pay us a designated transaction fee for each click-through, which occurs when an online user clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites, Internet domains or Web properties, and other targeted Web-based content. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from the Company websites to a merchant advertiser website and completes the specified action.

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

The contingent payment obligation was calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $1.0 million in the aggregate. All payments made under this obligation have been accounted for as compensation. For the three and six months ended June 30, 2004, we recorded $123,000 and $256,000, respectively, in acquisition-related retention consideration. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration.

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

As of June 30, 2005, we had net operating loss, or NOL, carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

Initial Public Offering

On March 30, 2004, we commenced an initial public offering of 4.6 million shares of our Class B common stock. The closing of our initial public offering took place on April 5, 2004. The proceeds of our initial public offering, net of cash offering expenses, were approximately $27.2 million. In connection with our initial public offering, the underwriters were also granted warrants, exercisable over a four-year period commencing April 5, 2005 and ending April 5, 2009, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. Net proceeds have been used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations, working capital and other general corporate purposes.

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

Follow-on Public Offering

In February 2005, we closed a follow-on public offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. In addition to funding the acquisition of certain assets from Name Development, we intend to use the proceeds from the offering for working capital and other general corporate purposes, including most recently for our recent acquisition of certain assets from Pike Street Industries and the IndustryBrains acquisition and for future acquisitions.

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

In April 2005, the Company’s board of directors declared a quarterly dividend in the amount of $3.00 per share on its 4.75% convertible exchangeable preferred stock in accordance with the terms thereof which was paid on May 16, 2005 to the holders of record as of the close of business on May 4, 2005. This quarterly dividend distribution totaled $690,000. In July 2005, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on August 15, 2005 to the holders of record as of the close of business on August 4, 2005. This quarterly dividend totaled approximately $683,000.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of June 30, 2005. The Debentures, if issued, will mature 25 years after the exchange date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the period indicated. The operating results for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Six months ended June 30, 2004	Six months ended June 30, 2005	Three months ended June 30, 2004	Three months ended June 30, 2005
Revenue	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	63.9%	54.1%	64.8%	50.7%
Sales and marketing	12.4%	7.3%	11.6%	7.3%
Product development	6.3%	5.2%	6.0%	6.1%
General and administrative	9.4%	7.4%	9.6%	7.0%
Acquisition-related retention consideration	1.6%	0.0%	1.4%	0.0%
Facility relocation	1.4%	0.0%	0.0%	0.0%
Stock-based compensation	3.6%	1.6%	2.7%	2.4%
Amortization of acquired intangible assets	12.6%	20.3%	11.7%	23.4%

Total operating expenses	111.1%	95.9%	107.6%	96.8%

Income (loss) from operations	-11.1%	4.1%	-7.6%	3.2%
Other income (expense):
Interest income	0.5%	2.2%	0.8%	2.8%
Interest expense	0.0%	0.0%	0.0%	0.0%
Adjustment to fair value of redemption obligation	0.3%	0.0%	0.0%	0.0%
Other	0.0%	0.0%	0.0%	0.0%

Total other income	0.8%	2.2%	0.8%	2.8%

Income (loss) before provision for income taxes	-10.3%	6.3%	-6.8%	6.0%
Income tax expense (benefit)	-1.2%	2.4%	-1.7%	2.2%

Net income (loss)	-9.1%	3.9%	-5.1%	3.8%
Convertible preferred stock dividend	0.0%	2.6%	0.0%	3.2%
Accretion to redemption value of redeemable convertible preferred stock	2.6%	0.0%	0.2%	0.0%

Net income (loss) applicable to common stockholders	-11.7%	1.3%	-5.3%	0.6%

Comparison of the Three Months ended June 30, 2004 to the Three Months ended June 30, 2005 and the Six Months ended June 30, 2004 to the Six Months ended June 30, 2005.

Revenue. Revenue increased 139%, from $8.9 million in the three months ended June 30, 2004 to $21.2 million in the same period in 2005. This increase was attributable to a $12.1 million increase in performance-based advertising services. Of this increase approximately 49% related to an increase in the average revenue per merchant advertiser, while approximately 51% related to an increase in the number of merchant advertisers. Approximately 88%, or $5.3 million, of the increase in the average revenue per merchant advertiser was due to an advertising services provider relationship initiated in 2005. Of the total revenue increase, $6.3 million is derived from 43 advertiser and advertising service provider relationships including the previously mentioned advertising services provider relationship and indirectly attributable to the acquisition of certain assets of Name Development and Pike Street, including their portfolios of more than 100,000 Internet domain names. Of the $6.3 million increase, $701,000 was indirectly attributable to the acquisition of certain assets of Pike Street.

We believe the increase in revenue is primarily a result of the growth of our existing distribution partners, the increased number of searches and resulting click-throughs performed by users of our services, and new merchant advertisers and advertising services provider relationships. We had over 400 distribution partners in June 2004 and 2005. We also believe the foregoing factors, combined with our sales efforts and improved operational controls, have contributed to an increase in the average revenue per merchant advertiser. The increase in revenue in the 2005 period is also attributable to the acquisition of goClick in July 2004 which added more than 40 unique distribution partners and more than 5,000 unique merchant advertisers as of such acquisition in July 2004.

Revenue increased 140%, from $16.5 million in the six months ended June 30, 2004 to $40.0 million in the same period in 2005. This increase was primarily attributable to a $22.8 million increase in performance-based advertising services of which $8.7 million was due to the addition of Name Development and Pike Street advertiser and advertising services provider relationships and indirectly attributable to the acquisition of certain assets of Name Development and Pike Street, including their portfolios of more than 100,000 Internet domain names.

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

Expenses

Service Costs. Service costs increased 87% from $5.7 million in the three months ended June 30, 2004 to $10.7 million in the same period in 2005. The increase was mainly attributable to an increase in payments to distribution partners of $3.5 million, an increase in personnel costs of $72,000, an increase in payment processing fees of $128,000, an increase in facility and other costs of $44,000, an increase in licenses and royalties of $655,000 and an increase in registration fees and Internet domain amortization of $553,000.

Approximately $3.0 million of the total increase in service costs for the three months ended June 30, 2005 was attributable to the July 2004 acquisition of goClick which was not included in the same period in 2004.

This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 65% of revenue in the three months ended June 30, 2004 as compared to 51% in 2005. The 2005 decrease in service costs as compared to the same period in 2004 was primarily a result of the impact as a percentage of revenue of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments. Payments to feed management and pay-per-click services distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars, since we anticipate expanding our operations.

Service costs increased by $10.9 million or 103%, from $10.5 million in the six months ended June 30, 2004 to $21.4 million in the same period in 2005. This increase was primarily attributable to an increase of $8.4 million in payments to distribution partners, an increase in personnel costs of $260,000, an increase in payment processing fees of $271,000, an increase in facility and other costs of $69,000, an increase in licenses and royalties of $1.0 million and an increase in registration fees and Internet domain amortization of $850,000. Service costs as a percentage of revenue were 64% for the six months ended June 30, 2004 as compared to 54% in the same period in 2005. The 2005 decrease in service costs as compared to the same period in 2004 was primarily a result of the impact as a percentage of revenue of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments.

Sales and Marketing. Sales and marketing expenses increased 50%, from $1.0 million in the three months ended June 30, 2004 to $1.5 million in the same period in 2005. As a percentage of revenue, sales and marketing expenses were 12% and 7% for the three months ended June 30, 2004 and 2005, respectively. The increase in dollars was primarily related to an increase in personnel costs of $212,000 related primarily to an increase in the number of employees and an increase in online and outside marketing activities of $259,000. The remaining increase is related to increases in other operating costs arising from operations in multiple jurisdictions. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities.

Sales and marketing expenses increased $828,000 or 41%, from $2.0 million in the six months ended June 30, 2004 to $2.9 million in the same period in 2005. As a percentage of revenue, the sales and marketing expenses were 12% in the six months ended June 30, 2004 as compared to 7% in the same period in 2005.

Product Development. Product development expenses increased 144%, from $528,000 in the three months ended June 30, 2004 to $1.3 million in the same period in 2005. As a percentage of revenue, product development expenses were 6% for both the three months ended June 30, 2004 and 2005, respectively. The increase in dollars was primarily due to an increase in personnel costs of $567,000, primarily related to an increase in the number of employees. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

Product development expenses increased 100%, from $1.0 million in the six months ended June 30, 2004 to $2.0 million in the same period in 2005. The increase in dollars was primarily due to an increase in personnel costs of $816,000. As a percentage of revenue, the product development expenses were 6% in the six months ended June 30, 2004 as compared to 5% in the same period in 2005.

General and Administrative. General and administrative expenses increased 74%, from $847,000 in the three months ended June 30, 2004 to $1.5 million in the same period in 2005. The increase in dollars was primarily due to an increase in personnel costs of $312,000, an increase in professional services of $59,000, an increase in facilities related costs of $189,000, and an increase in travel, bad debt and other costs of $67,000. As a percentage of revenue, general and administrative expenses were 10% for the three months ended June 30, 2004 and 7% in the same period in 2005. As a percentage of revenue, the decrease in general and administrative expenses in 2005 as compared to 2004 was primarily a result of general and administrative expenses being compared to a larger revenue base. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses increased 90%, from $1.5 million in the six months ended June 30, 2004 to $2.9 million in the same period in 2005. As a percentage of revenue, general and administrative expenses in 2005 decreased to 7% as compared to 9% in 2004. As a percentage of revenue, the decrease in general and administrative expenses in 2005 as compared to 2004 was primarily a result of the allocation of the general and administrative expenses over a larger revenue base.

Acquisition-Related Retention Consideration. Acquisition-related retention consideration was $123,000 for the three months ended June 30, 2004 and zero in the same period in 2005. The acquisition–related retention consideration was calculated as part of the contingent, earnings-based payment obligation to certain employees of Enhance Interactive and was equal to 5.56% of Enhance Interactive’s earnings before taxes in excess of $3.5 million. A quarterly proportion of the annual estimated acquisition-related retention consideration was recorded in the 2004. We have accounted for any payment amounts as compensation. Subsequent to December, 2004, no additional obligations exist related to the acquisition-related retention consideration. Acquisition-retention consideration was $256,000 for the six months ended June 30, 2004 compared to zero in the same period in 2005.

Facility Relocation. In March 2004, we entered into a sublease agreement for new and larger office facilities in Seattle, Washington, and we relocated from our original office facilities also located in Seattle, Washington. In March 2004, we accrued lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities. The remaining lease obligations for the original facilities extend through June 30, 2006 and totaled $100,000 as of June 30, 2005. As of June 30, 2005, we estimate the net sublease income to be approximately $41,000 over the remaining life of the lease.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Stock-Based Compensation. The amortization of stock-based compensation increased 111%, from $235,000 in the three months ended June 30, 2004 to $497,000 in the same period in 2005. In the three months ended June 30, 2005, the components of stock-based compensation were service costs of $133,000, sales and marketing of $286,000, product development of $138,000 and general and administrative of ($60,000). Amounts in the three months ended June 30, 2004 related primarily to the vesting of stock options granted to employees in which the exercise price was less than the fair market value at the date of grant and $104,000 related to restricted stock issued to employees for future services in connection with the acquisition of TrafficLeader. The three months ended June 30, 2005 includes primarily the effect of $443,000 of stock-based compensation related to restricted stock issued to employees for future services in connection with the acquisition of TrafficLeader and the Pike Street asset acquisition.

The amortization of stock-based compensation increased 8%, from $596,000 in the six months ended June 30, 2004 to $644,000 in the same period in 2005. In the six months ended June 30, 2005, the components of stock-based compensation were service costs of $135,000, sales and marketing of $315,000, product development of $149,000 and general and administrative of $45,000. Amounts in the six months ended June 30, 2004 related primarily to the vesting of stock options granted to employees in which the exercise price was less than the fair value at the date of grant and $253,000 related to restricted stock issued to employees for future services in connection with the acquisition of TrafficLeader. Amounts in 2005 related primarily to the restricted stock issued to employees for future services in connection with the acquisition of Trafficleader and the Pike Street asset acquisition.

Amortization of Intangible Assets From Acquisitions. Intangible amortization expense increased 378%, from $1.0 million in the three months ended June 30, 2004 to $5.0 million in the same period in 2005. The increase was associated with the July 2004 acquisition of goClick, the February 2005 Name Development asset acquisition and the April 2005 Pike Street asset acquisition. During the three months ended June 30, 2005 the components of amortization of intangibles were service costs of $3.9 million, sales and marketing of $205,000 and general and administrative of $855,000.

Intangible amortization expense increased 288%, from $2.1 million in the six months ended June 30, 2004 to $8.0 million in the same period in 2005. The increase was associated with the July 2004 acquisition of goClick, the February 2005 Name Development asset acquisition and the April 2005 Pike Street asset acquisition. During the six months ended June 30, 2005, the components of amortization of intangibles were service costs of $6.3 million, sales and marketing of $326,000 and general and administrative of $1.4 million.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $71.9 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions including the acquisition of IndustryBrains, and if so, we expect that our intangible amortization will increase in absolute dollars.

Other Income. Other income increased 752%, from $69,000 in the three months ended June 30, 2004 to $586,000 in the same period in 2005. The increase was primarily attributable to an increase in interest income of $518,000 which was primarily a result of the impact of our follow-on public offering in February 2005 on the average cash balances in the 2005 period as well as an increase in rates realized on invested funds. Other income increased 519%, from $138,000 in the six months ended June 30, 2004 to $857,000 in the same period in 2005. The increase was primarily attributable to an increase in interest income of $775,000.

Income Taxes. The income tax benefit in the three months ended June 30, 2004 was $147,000 as compared to an income tax expense of $471,000 in the same period in 2005. The increase in income taxes was primarily a result of a pretax income of $1.3 million in the three months ended June 30, 2005 compared to a pretax loss of $608,000 in the same period in 2004.

In the six months ended June 30, 2004, the income tax benefit was $201,000 as compared to an income tax expense of $950,000 in the same period in 2005. In the three and six months ended June 30, 2004 , the effective tax benefit of 24% and 12%, respectively, differed from the expected effective rate of 34% primarily due to state income taxes and non-deductible stock compensation amounts. The effective rate was 37% and 38% in the three and six months ended June 30, 2005, respectively. This differed from the expected rate of 35% due to state income taxes and non-deductible stock compensation and other amounts.

During the three months ended June 30, 2004 and 2005, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $101,000 and $198,000, respectively, which were recorded as credits to additional paid in capital. During the six months ended June 30, 2004 and 2005, we recognized tax-effected benefits of approximately $101,000 and $328,000, respectively.

Convertible Preferred Stock Dividends. The convertible preferred stock dividends during the three and six months ended June 30, 2005 of $683,000 and $1.0 million, respectively, are based upon the 230,000 convertible preferred shares with a dividend rate of 4.75% that were issued in February 2005.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock. The accretion to redemption value of preferred stock decreased from $18,000 and $420,000 in the three and six months ended June 30, 2004, respectively, to zero in the same periods in 2005. The accretion to the redemption value recorded during the 2004 period is based upon 6,724,063 shares of Series A redeemable convertible preferred stock outstanding as of April 5, 2004 with a dividend rate of 8% per annum. All 6,724,063 shares of Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock upon the closing of the initial public offering on April 5, 2004.

Net Income (Loss) Applicable to Common Stockholders. Net income (loss) applicable to common stockholders increased from a net loss of $479,000 in the three months ended June 30, 2004 to net income of $107,000 in the same period in 2005. The increase was primarily attributable to revenue increasing at a faster rate than service costs, sales and marketing, product development and general and administration expenses offset by convertible preferred dividends of $683,000. There was also a decrease in acquisition-related retention consideration of $123,000.

The net income (loss) applicable to common stockholders increased from a net loss of $1.9 million in the six months ended June 30, 2004 to a net income of $496,000 in the same period in 2005.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP and to provide clarity internally and externally, management uses certain non-GAAP measures of financial performance and liquidity, including but not limited to OIBA, Adjusted OIBA and EBITDA.

OIBA represents income (loss) from operations plus (1) stock-based compensation expense and (2) amortization of acquired intangible assets. This measure, among other things, is one of the primary metrics by which we evaluate the performance of our business. Additionally, management uses Adjusted OIBA which excludes both acquisition-related retention consideration, as we view this as part of the earn-out incentives related to the Enhance Interactive acquisition transaction, and a facility relocation expense. Both of these considerations are viewed as non-recurring in nature with the facility relocation expense recognized in calendar year 2004 and the earn-out consideration related to calendar year 2004. We refer to Adjusted OIBA to facilitate accurate comparisons to our historical operating results, in making operating decisions for internal budget planning, and in some cases to form the basis upon which management is evaluated. These measures are useful to investors because they represent our consolidated operating results, taking into account depreciation and other license and intangible amortization, which we believe is an ongoing cost of doing business, but excluding the effects of certain other non-cash and non-recurring expenses. EBITDA represents income before interest, income taxes, depreciation, amortization, and stock compensation expense. Management believes that EBITDA is another alternative measure of liquidity to GAAP net cash provided by operating activities that provides meaningful supplemental information regarding liquidity and is used by management to measure our ability to fund operations and our financing obligations.

Management believes that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, and should not be considered in isolation, as a substitute for, or superior to, GAAP results. These non-GAAP terms, as defined by management, may not be comparable to similarly titled measures used by other companies. We endeavor to compensate for the limitations of the non-GAAP measures used herein by providing the comparable GAAP measure with equal or greater prominence, GAAP financial statements and detailed descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

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

The following is a reconciliation of income (loss) from operations and net income (loss) applicable to common stockholders to the non-GAAP measure of operating income before amortization for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005.

	Six months ended June 30, 2004	Six months ended June 30, 2005	Three months ended June 30, 2004	Three months ended June 30, 2005
Net income (loss) applicable to common stockholders	$(1,905,081)	$495,886	$(478,741)	$107,477
Convertible preferred stock dividends	—	1,031,806	—	682,813
Accretion to redemption value of redeemable convertible preferred stock	420,430	—	17,751	—

Net income (loss)	(1,484,651)	1,527,692	(460,990)	790,290
Income tax expense (benefit)	(200,803)	949,589	(147,103)	470,656

Income (loss) before provision for income taxes	(1,685,454)	2,477,281	(608,093)	1,260,946
Interest income and other, net	(138,426)	(856,896)	(68,841)	(586,373)

Income (loss) from operations	(1,823,880)	1,620,385	(676,934)	674,573
Stock-based compensation	595,998	643,707	235,234	497,169
Amortization of acquired intangible assets	2,069,511	8,032,808	1,034,643	4,949,651

Operating income before amortization (OIBA)	$841,629	$10,296,900	$592,943	$6,121,393

Operating income before amortization increased 932%, from $593,000 in the three months ended June 30, 2004 to $6.1 million in the same period in 2005. The net increase in OIBA was primarily attributable to revenue increasing at a faster rate than service costs, sales and marketing, product development, and general and administrative expenses as a percentage of revenue, acquisition initiatives, and no similar cost in the 2005 related to acquisition-related retention consideration.

Operating income before amortization increased 1123%, from $842,000 in the six months ended June 30, 2004 to $10.3 million in the same period in 2005. This net increase in OIBA was primarily attributable to revenue increasing at a faster rate than service costs, sales and marketing, product development and general and administrative expenses as a percentage of revenue, acquisition initiatives, and no similar costs in the 2005 related to acquisition-related retention consideration and facility relocation costs.

The following is reconciliation from net cash provided by operating activities to the non-GAAP measure of EBITDA for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005.

	Six months ended June 30, 2004	Six months ended June 30, 2005	Three months ended June 30, 2004	Three months ended June 30, 2005
Net cash provided by operating activities	$(10,265)	$6,401,034	$(1,072,359)	$4,642,208
Changes in asset and liabilities, net of effects of acquisitions	1,768,313	5,754,412	2,094,325	2,868,681
Provision for income taxes	(200,803)	949,589	(147,103)	470,656
Other items—facility relocation	(193,931)	18,710	36,528	9,972
Interest income and other, net	(83,176)	(852,896)	(68,841)	(586,373)
Tax benefits from exercise of stock options	(101,092)	(328,093)	(101,092)	(198,319)

EBITDA	$1,179,046	$11,942,756	$741,458	$7,206,825

EBITDA increased 872% from $741,000 in the three months ended June 30, 2004 to $7.2 million in the same period in 2005 and increased 913% from $1.2 million in the six months ended June 30, 2004 to $11.9 million in the same period in 2005.

Liquidity and Capital Resources

On April 5, 2004, we completed our initial public offering of 4.6 million shares of Class B common stock. The proceeds received in the second quarter of fiscal year 2004 from the stock offering, net of cash offering expenses and underwriter discounts, were $27.2 million. Net proceeds have been used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations, working capital and other general corporate purposes. From the effective date of our initial public offering through June 30, 2005, we have used the entire net proceeds as follows: approximately $7.3 million of these proceeds to fund a portion of the Pike Street asset acquisition, approximately $7.5 million to fund the acquisition of goClick, approximately $3.5 million for the 2003 earn-out obligation relating to our acquisition of Enhance Interactive, and $8.9 million for capital expenditures, personnel, facilities, working capital and other general corporate purposes. On April 5, 2004, all of our outstanding shares of Series A redeemable convertible preferred stock, with a value of $21.8 million, were automatically converted into Class B common stock in connection with the closing of our initial public offering and are now included as components of stockholders’ equity.

In February 2005, we closed a follow-on offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. In addition to funding the acquisition of certain assets from Name Development, we used these proceeds to fund a portion of the Pike Street asset acquisition and intend to use the proceeds from the offering for working capital and other general corporate purposes, including for our recent acquisition of IndustryBrains and for future acquisitions.

Concurrent with the close of our offerings, we completed the acquisition of certain assets of Name Development, a corporation operating in the direct navigation market, for purchase consideration of $164.4 million, including approximately $155.6 million in cash and estimated acquisition costs and approximately 419,659 shares of our Class B common stock valued at $20.99 per share (for accounting purposes) for an aggregate amount of approximately $8.8 million.

As of June 30, 2005, we had cash and cash equivalents of $71.3 million. As of June 30, 2005, we had operating lease contractual obligations of $3.1 million of which $2.3 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, tax benefit from stock options, facility relocation amounts, deferred income taxes and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2005 of approximately $6.4 million consisted primarily of net income of $1.5 million adjusted for non-cash items of $10.2 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes and income tax benefit related to stock options, and approximately $5.3 million used in working capital and other activities. Cash used by operating activities for the six months ended June 30, 2004 of approximately $10,000 consisted primarily of a net loss of $1.5 million adjusted for non-cash items of $2.6 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock- based compensation, deferred income taxes, and income tax benefit related to stock options and approximately $1.1 million used by working capital and other activities.

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

Cash used in investing activities for the six months ended June 30, 2005, of approximately $189.5 million was primarily attributable to the payment of the Name Development asset acquisition for approximately $155.5 million, the payment of the Pike Street asset acquisition for approximately $12.5 million, the 2004 Enhance Interactive earn-out consideration payment of $5.7 million, purchases for Internet domain names or Web properties of approximately $11.0 million, payment for a prepaid license of $4.5 million and net purchases for property and equipment of $650,000 offset by proceeds of $330,000 from the sale of intangible assets. Cash used in investing activities for the six months ended June 30, 2004 of approximately $3.7 million was primarily attributable to the 2003 Enhance earn-out consideration payment of approximately $3.2 million and purchases of property and equipment of $463,000.

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

Cash provided by financing activities for the six months ended June 30, 2005 of approximately $229.5 million was primarily attributable to net proceeds from the follow-on offering in February 2005 of approximately $229.8 million, net proceeds of approximately $428,000 from the sale of stock through employee stock options and employee stock purchase plan offset by preferred dividend payments of $690,000. Cash provided by financing activities for the six months ended June 30, 2004 of approximately $27.5 million was primarily attributable to net proceeds from our initial public offering.

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

The following table summarizes our contractual obligations as of June 30, 2005, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$2,345,857	$411,070	$1,050,795	$883,992
Capital leases	70,805	8,166	32,664	29,976
Other contractual obligations	677,332	232,560	412,773	32,000

Total contractual obligations (1), (2), (3)	$3,093,995	$651,795	$1,496,231	$945,968

(1)	In February 2005 we entered into (i) a new master agreement with Overture with respect to our direct navigation business, and (ii) a license agreement with Overture with respect to certain of Overture’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs.
(2)	Under the terms of the preferred stock offering in February 2005, we have a quarterly dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments. In April 2005, our board of directors declared a quarterly dividend in the amount of $3.00 per share on our 4.75% convertible exchangeable preferred stock in accordance with the terms thereof was paid on May 16, 2005 to the holders of record as of the close of business on May 4, 2005. This quarterly dividend distribution totaled $690,000. In July 2005, the our board of directors declared a quarterly dividend in the amount of $2.97 per share on our 4.75% convertible exchangeable preferred stock which was paid on August 15, 2005 to the holders of record as of the close of business on August 4, 2005. This quarterly dividend totaled approximately $683,000.
(3)	In connection with the acquisition of IndustryBrains, we assumed their office lease commitment that extends through 2010 for approximately $1.0 million. This amount is not included in the above schedule as the acquisition closed on July 27, 2005.

In April 2005, we acquired certain assets of Pike Street Industries, an online yellow pages and lead generation provider for local merchants, for approximately $12.8 million in cash and estimated acquisition costs, 242,748 shares of our Class B common stock and 212,404 shares of our restricted Class B common stock. The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued at (for accounting purposes) at an aggregate amount of approximately $4.1 million. The shares of restricted Class B will vest over a three-year period in installments of 16.67% after each six month period. The shares of restricted Class B common stock were issued to employees of Pike Street Industries and valued at approximately $3.6 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

In July 2005, we acquired IndustryBrains, a company focused on monetizing vertical and brand-name Web sites through contextual advertising solutions, for approximately $15.6 million in cash, 788,046 shares of our Class B common stock and 176,909 shares of our restricted Class B common stock. The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued at (for accounting purposes) an aggregate amount of approximately $13.4 million. The shares of restricted Class B will vest over a two-and-one half year period in installments of 33.34% after each ten month period during that term. The shares of restricted Class B common stock were issued to employee shareholders of IndustryBrains and valued at approximately $3.0 million, which will be recorded as compensation expense over the associated employment period during which these shares vest. These amounts exclude estimated transaction costs.

From January through June 2005, we paid approximately $11.0 million for the purchase of additional Internet domains or Web properties. We expect to continue acquiring Internet domains or Web properties in the normal course of business as we grow our presence in the field of direct navigation.

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

On July 7, 2005, a Registration Statement on Form S-3 (File No. 333-125372) relating to the resale of 1,382,093 shares of our Class B common stock by certain selling shareholders with S-3 or piggyback registration rights granted principally in connection with our prior acquisitions was declared effective by the Securities and Exchange Commission. We are contractually required to use best efforts to keep this Registration Statement effective for approximately one year. We will not receive any proceeds in connection with these sales by selling stockholders.

Based on our operating plans we believe that the proceeds from our follow-on public offering, together with existing resources and cash flow provided by ongoing operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to merchant advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, feed management services, and cost-per-action services. For pay-per-click listing and feed management services, revenue is recognized upon our delivery of qualified and reported click-throughs to our merchant advertisers or advertising service providers’ listing which occurs when an online user clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from the Company websites to an advertiser website and completes the specified action.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The new statement changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.

RISK FACTORS

Risks Relating to Our Company

Our limited operating history makes evaluation of our business difficult.

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003, TrafficLeader in October 2003 and goClick in July 2004. In February 2005 and April 2005, we completed the acquisitions of certain assets of Name Development and Pike Street Industries, respectively, and in July 2005 we completed the acquisition of IndustryBrains.

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

We had an accumulated deficit of $3.8 million as of June 30, 2005. While we recently achieved profitability, we may not be able to sustain it. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, additional costs of being a public company, and acquiring additional businesses. In addition, we will be required to expense the fair value of stock options granted and incur expense in connection with our employee stock purchase plans commencing January 1, 2006.

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business. Yahoo! is also a significant customer.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our merchant listings. Yahoo! Search Marketing is our largest distribution partner and delivers traffic to our merchant listings which collectively represents approximately 12% of our total revenue for the six months ended June 30, 2005. Separately, Yahoo! Search Marketing was responsible for 20% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

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

Companies distributing advertising on the Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the online advertising outlets with the most user traffic. According to the comScore Media Metrix qSearch report for December 2004, Yahoo! Search accounted for 32% of the online searches in the United States and Google accounted for 35%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of merchant advertisements and cost of placement. In addition, many participants in the performance-

based advertising and search marketing industries control significant portions of the traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We may incur liabilities for the activities of our merchant advertisers, distribution partners and other users of our services, which could adversely affect our business.

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

As a result, we do not conduct a manual editorial review of a substantial number of our merchant listings, nor do we manually review the display of the vast majority of the merchant listings by our distribution partners. We may not successfully avoid liability for unlawful activities carried out by our merchant advertisers and other users of our services or unpermitted uses of our merchant listings by distribution partners and their affiliates.

Our potential liability for unlawful activities of our merchant advertisers and other users of our services or unpermitted uses of our merchant listings by distribution partners could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. For example, as a result of the actions of merchant advertisers in our network, we may be subject to civil claims relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against any liabilities or losses resulting from the content of our merchant listings. Although our merchant advertisers indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liability or losses incurred by us as a result of the activities of our merchant advertisers.

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

We utilize certain monitoring processes with respect to the quality of the traffic that we deliver to our merchant advertisers. Among the factors we seek to review are factors such as non-human processes, including robots, spiders, scripts or other software, mechanical automation of clicking and other sources and causes of low-quality traffic. Additionally, we also seek to identify other indicators which may suggest that a user may not be targeted by or desirable to our merchant advertisers. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic or traffic that is deemed to be less valuable by our merchant advertisers will be delivered to such merchant advertisers, which, if not contained, may be detrimental to those relationships. Low-quality traffic may prevent us from growing our base of merchant advertisers and cause us to lose relationships with existing merchant advertisers.

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

There can be no assurance that if we were to need additional funds to meet these obligations that additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally-developed businesses.

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

Acquisitions are accompanied by a number of risks that could harm our business, operating results and financial condition:

•	We could experience a substantial strain on our resources, including time and money, and we may not be successful;

•	Our management’s attention could be diverted from our ongoing business concerns;

•	While integrating new companies, we may lose key executives or other employees of these companies;

•	We may issue shares of our Class B common stock as consideration for acquisitions which may result in ownership dilution to our stockholders;

•	We could fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our workforce;

•	We could experience customer dissatisfaction or performance problems with an acquired company or technology;

•	We could become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions;

•	We could incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business; and

•	We may be exposed to investigations and/or audits by federal, state or other taxing authorities.

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

Further, as of June 30, 2005, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 90% of the combined voting power of our outstanding capital stock excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

We may not be able to realize the intended and anticipated benefits from our acquisitions of Internet domain names, which could affect the value of these acquisitions to our business and our ability to meet our financial obligations and targets.

We may not be able to realize the intended and anticipated benefits that we currently expect from our acquisitions of Internet domain names. These intended and anticipated benefits include increasing our cash flow from operations, broadening our distribution offerings and delivering services that strengthen our merchant relationships.

Factors that could affect our ability to achieve these benefits include:

•	A significant amount of revenue attributed to our domain name assets comes through our agreement with Yahoo! and its subsidiaries. Under our agreement, Yahoo! has certain limited exclusive and preferential rights with respect to the commercialization of these domain names and Web properties through paid listings. Yahoo! controls the delivery of a portion of the paid listings to these domain names and Web properties. As a result, the monetization of these properties will initially be largely dependent on the revenue from the paid listings allocated by Yahoo! and its subsidiaries to these properties. This allocation may depend on Yahoo!’s advertiser base, internal policies in effect from time to time, perceived quality of traffic, origin of traffic, history of performance and conversion, technical and network changes made by Yahoo!, among many factors and determinations which may or may not be controlled by us or known to us.

•	We will need to continue to acquire commercially valuable Internet domain names to grow our presence in the field of direct navigation. We will need to continuously improve our technologies to acquire valuable Internet domain names as competition in the marketplace for appropriate Internet domain names intensifies. Our domain name acquisition efforts are subject to rules and guidelines established by registries which maintain Internet domain name registrations and the registrars which process and facilitate Internet domain name registrations. The registries and registrars may change the rules and guidelines for acquiring Internet domains in ways that may prove detrimental to our domain acquisition efforts.

•	The business of direct navigation is dependent on current technologies and user practices. If browser or search technologies were to change significantly, the practice of direct navigation may be altered to our disadvantage.

•	Some of our existing distribution partners may perceive direct navigation as a competitive threat and therefore may decide to terminate their agreements with us because of our recent acquisitions of a substantial number of Internet domain names.

•	We intend to apply our technology and expertise to geography-specific Web properties that we believe are under-commercialized and not yet mature from a monetization perspective. However, if the current disparities in traffic and monetization of such search terms do not narrow in a favorable way, we may expend significant company resources on business efforts that do not realize the results we anticipate.

If the acquired assets are not integrated into our business as we anticipate, we may not be able to achieve these benefits or realize the value paid for the asset acquisitions, which could materially harm our business, financial condition and results of operations.

We may experience unforeseen liabilities in connection with our acquisitions of Internet domain names, which could negatively impact our financial results.

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

Regulation could reduce the value of the Internet domain names acquired or negatively impact the Internet domain acquisition process, which could significantly impair the value attributable to our acquisitions of Internet domain names.

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

The acquisition of Internet domain names generally is governed by regulatory bodies. The regulation of Internet domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously-owned Internet domain names or modify the requirements for holding Internet domain names. As a result, we might not acquire or maintain names that contribute to our financial results in the same manner as reflected in the historical financial results of Name Development and Pike Street. Because certain Internet domain names are important assets, a failure to acquire or maintain such Internet domain names could adversely affect our financial results and our growth. Any impairment in the value of these important assets could cause our stock price to decline.

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

We currently or potentially compete with a variety of companies, including Miva (formerly known as FindWhat.com), Google, Microsoft and Yahoo! Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. Going forward, however, these companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition.

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

We have suffered losses and may continue to suffer losses as a result of payments made with fraudulent credit card data. Our failure to control fraudulent credit card transactions adequately could reduce our net revenue and gross margin and negatively impact our standing with applicable credit card authorization agencies. In addition, under limited circumstances, we extend credit to merchant advertisers who may default on their accounts payable to us or fraudulently “charge-back” amounts on their credit cards for services that have already been delivered by us.

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

Risks Relating to our Common Stock and Preferred Stock

Our Class B common stock and preferred stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock and preferred stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq National Market ranged from $8.56 to $24.71 per share through June 30, 2005. Since our February 2005 follow-on offering, the closing price of our preferred stock on the Nasdaq National Market ranged from $164.00 to $267.00 per share through June 30, 2005. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

In addition, the stock market in general, and the Nasdaq National Market and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our Class B common stock and preferred stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not judgment is entered against us, could result in substantial costs and potentially economic loss, and a diversion of our management’s attention and resources, any of which could seriously harm our financial condition. Additionally, there can be no assurance that an active trading market of our Class B common stock and preferred stock will be sustained.

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

We have a substantial number of shares of Class B common stock that are eligible for resale, including:

•	Upon completion of our recent common stock and preferred stock offerings, we had 22,711,461 shares of Class B common stock outstanding.

•	As of June 30, 2005, we had issued options for 4,879,570 shares of Class B common stock. We have also issued shares in connection with our initial financing and our prior acquisitions, of which 20,279,063 are eligible for resale under Rule 144.

•	As of June 30, 2005, we had 101,270,904 shares of authorized but unissued shares of our Class B common stock that are available for future sale.

•	Approximately 11,987,500 of our shares of Class A common stock and 8,171,563 of our shares of Class B common stock are subject to piggyback registration rights. 964,955 shares of our Class B common stock issued as part of the consideration for the Industry Brains acquisition are subject to future registration on Form S-3 on a best efforts basis. We also may enter into additional registration rights agreements in the future in connection with any subsequent acquisitions we may undertake. Any sales of our common stock under these registration rights arrangements with these stockholders could be negatively perceived in the trading markets and negatively affect the price of our common stock.

•	On July 7, 2005, a Registration Statement on Form S-3 (File No. 333-125372) relating to the resale of 1,382,093 shares of our Class B common stock by certain selling shareholders with S-3 or piggyback registration rights granted principally in connection with our prior acquisitions was declared effective by the Securities and Exchange Commission. We are contractually required to use best efforts to keep this Registration Statement effective for approximately one year.

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

As of June 30, 2005, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 96% of the outstanding shares of our Class A common stock, which shares represented 89% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 90% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

(b) Changes in Internal Controls. There was no significant change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We issued the following securities, none of which have been registered under the Securities Act of 1933, as amended (the “Act”) during the second quarter of 2005:

1.	Certain warrants issued to the underwriters or their designees as compensation in connection with our initial public offering in April of 2004 were exercised for shares of stock via cashless exercise resulting in the issuance of an aggregate of 43,841 shares of our Class B common stock. No underwriters were involved in these warrant exercises. Such sales and issuances of stock were made in reliance upon an exemption from the registration provisions of the Act set forth in Section 4(2) and Rule 506 of Regulation D thereof relative to the sale by an issuer not involving a public offering or the rules and regulations thereunder.

All other unregistered sales of shares of our Class B common stock during the second quarter of 2005 were disclosed in previous current reports on Form 8-K. In addition, we did not repurchase any of our equity securities during the second quarter of 2005.

On March 30, 2004, our registration statement on Form SB-2 (No. 333-111096) was declared effective by the SEC, pursuant to which we registered 4,000,000 shares of our Class B common stock, and another 600,000 shares subject to the underwriters’ over-allotment option. The shares of Class B common stock registered under the registration statement, including the 600,000 shares of Class B common stock covered by the over-allotment option, were sold at a price of $6.50 per share. The offering generated gross offering proceeds of approximately $29.9 million. The closing of the offering and the exercise in full of the underwriter’s over-allotment option, took place on April 5, 2004. The managing underwriters were Sander Morris Harris, Inc. and National Securities Corporation. In connection with the offering, we incurred $1.5 million in underwriting discounts and commissions, and approximately $1.2 million in other cash related expenses. The net proceeds from the initial public offering, after deducting the foregoing expenses, were approximately $27.2 million. From the effective date of our initial public offering through June 30, 2005, we have used the entire net proceeds as follows: approximately $7.3 to fund a portion of the Pike Street asset acquisition, approximately $7.5 million to fund the goClick acquisition, approximately $3.5 million for the 2003 earn-out obligation relating to the Enhance Interactive acquisition, and $8.9 million for capital expenditures, personnel, facilities, working capital and other general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

Not applicable with respect to the current reporting period.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 19, 2005, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Russell C. Horowitz (with shares representing 319,071,338 votes voting for and 97,301 votes withheld), John Keister (with shares representing 319,070,019 votes voting for and 98,620 votes withheld), Dennis Cline (with shares representing 318,625,477 votes voting for and 543,162 votes withheld), Jonathan Fram (with shares representing 316,899,688 votes voting for and 2,268,951 votes withheld) and Rick Thompson (with shares representing 318,627,477 votes voting for and 541,162 votes withheld).

The stockholders also ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2005 (with shares representing 319,030,278 votes voting for, 96,477 votes against and 41,884 votes abstaining).

Item 5.	Other Information.

Not applicable with respect to the current reporting period.

Item 6.	Exhibits.

Exhibits:

2.5(1)	Asset Purchase Agreement, dated as of April 26, 2005, by and among Marchex, Inc., Pike Street Industries, Inc. and the stockholders of Pike Street Industries, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 26, 2005 and filed with the Securities and Exchange Commission on May 2, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (principal accounting officer)

August 15, 2005