Form 10QSB
period 2005-09-30
MARCHEX INC
filed 2005-11-14
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 11, 2005
Class A common stock, par value $.01	11,665,716
Class B common stock, par value $.01	25,043,084

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Marchex, Inc.

Form 10-QSB

Part I—Financial Information

Item 1.	Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2004	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$24,933,066	$57,169,921
Accounts receivable, net	4,773,646	9,863,196
Prepaid expenses and other current assets	513,427	994,107
Refundable income taxes	902,246	2,845,102
Deferred tax assets	522,754	384,475

Total current assets	31,645,139	71,256,801
Property and equipment, net	1,508,446	2,303,625
Intangible and other assets, net	1,067,896	16,242,558
Goodwill	32,375,966	179,091,434
Intangible assets from acquisitions, net	4,996,289	58,623,083

Total assets	$71,593,736	$327,517,501

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,227,274	$6,743,727
Accrued expenses and other current liabilities	1,170,039	2,599,830
Deferred revenue	1,947,617	2,314,871
Earn-out liability payable	6,237,578	—

Total current liabilities	15,582,508	11,658,428
Deferred tax liabilities	245,657	804,869
Other non-current liabilities	93,539	77,358

Total liabilities	15,921,704	12,540,655

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock	—	55,205,369
Class A common stock	122,500	119,282
Class B common stock	135,115	250,010
Additional paid-in capital	60,577,997	267,114,136
Deferred stock-based compensation	(521,820)	(3,934,132)
Accumulated deficit	(4,641,760)	(3,777,819)

Total stockholders’ equity	55,672,032	314,976,846

Total liabilities and stockholders’ equity	$71,593,736	$327,517,501

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Three months ended September 30, 2004	Three months ended September 30, 2005
Revenue	$28,682,924	$65,191,682	$12,215,835	$25,627,677

Expenses:
Service costs (1)	18,142,886	34,818,913	7,619,496	13,411,378
Sales and marketing (1)	3,196,996	5,628,707	1,156,314	2,759,826
Product development (1)	1,636,321	3,229,246	602,478	1,164,152
General and administrative (1)	2,613,932	4,419,675	1,072,505	1,494,080
Acquisition-related retention consideration (2)	374,858	—	119,198	—
Facility relocation	199,960	—	(30,499)	—
Stock-based compensation (3)	721,403	1,201,665	125,405	557,958
Amortization of intangible assets from acquisitions (4)	3,473,976	13,224,507	1,404,464	5,191,699

Total operating expenses	30,360,332	62,522,713	12,069,361	24,579,093

Income (loss) from operations	(1,677,408)	2,668,969	146,474	1,048,584
Other income (expense):
Interest income	163,808	1,390,332	82,462	533,976
Interest expense	(3,728)	(5,393)	(1,915)	(1,933)
Adjustment to fair value of redemption obligation	55,250	—	—	—
Other	3,644	4,000	—	—

Total other income	218,974	1,388,939	80,547	532,043

Income (loss) before provision for income taxes	(1,458,434)	4,057,908	227,021	1,580,627
Income tax expense (benefit)	(118,016)	1,820,866	82,787	871,277

Net income (loss)	(1,340,418)	2,237,042	144,234	709,350
Convertible preferred stock dividends	—	1,714,619	—	682,813
Accretion to redemption value of redeemable convertible preferred stock	420,430	—	—	—

Net income (loss) applicable to common stockholders	$(1,760,848)	$522,423	$144,234	$26,537

Basic net income (loss) per share applicable to common stockholders	$(0.08)	$0.02	$0.01	$0.00
Diluted net income (loss) per share applicable to common stockholders	$(0.08)	$0.01	$0.01	$0.00
Shares used to calculate basic net income (loss) per share applicable to common stockholders	20,971,993	33,886,928	25,166,363	36,043,092
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	20,971,993	36,188,819	26,968,840	38,144,506
(1) Excludes acquisition-related retention consideration, stock-based compensation and amortization of intangible assets from acquisitions
(2) Components of acquisition-related retention consideration:
Service costs	44,615	—	14,185	—
Sales and marketing	127,404	—	40,503	—
Product development	137,943	—	43,865	—
General and administrative	64,896	—	20,645	—
(3) Components of stock-based compensation:
Service costs	8,550	2,700	2,250	(131,934)
Sales and marketing	124,161	753,414	7,573	437,983
Product development	47,230	23,655	12,653	(124,995)
General and administrative	541,462	421,896	102,929	376,904
(4) Components of amortization of intangible assets from acquisitions:
Service costs	2,447,901	10,079,097	978,389	3,795,373
Sales and marketing	532,527	774,166	207,527	448,611
General and administrative	493,548	2,371,244	218,548	947,715

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2005
Cash flows from operating activities:
Net income (loss)	$(1,340,418)	$2,237,042
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	3,917,774	16,167,325
Adjustment to fair value of redemption obligation	(55,250)	—
Facility relocation costs	137,736	(36,690)
Gain on sales of fixed assets	—	(4,000)
Allowance for doubtful accounts and merchant advertiser credits	870,325	1,441,503
Stock-based compensation	721,403	1,201,665
Deferred income taxes	(1,436,096)	(2,238,696)
Income tax benefit related to stock options	179,869	798,162
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(1,564,144)	(5,655,212)
Refundable income taxes and income tax payable	273,212	(1,966,356)
Prepaid expenses and other current assets	(261,354)	(1,400,541)
Accounts payable	570,085	(742,932)
Accrued expenses and other current liabilities	(82,652)	707,967
Deferred revenue	313,291	29,496
Acquisition-related retention consideration in earn-out liability	94,278	(501,769)
Other non current liabilities	(2,274)	31,666

Net cash provided by operating activities	2,335,785	10,068,630
Cash flows from investing activities:
Purchases of property and equipment	(627,148)	(1,456,883)
Cash paid for acquisition and earn-outs	(10,519,156)	(189,282,667)
Proceeds from sale of equipment	3,710	4,000
Proceeds from sale of intangible assets	—	687,036
Increase in other non current assets	(27,728)	(16,591,145)

Net cash used in investing activities	(11,170,322)	(206,639,659)
Cash flows from financing activities:
Capital lease obligation principal paid	(2,689)	(5,980)
Offering costs paid	(1,082,809)	(907,058)
Proceeds from public offering, net of underwriter discounts	28,405,100	230,287,500
Preferred stock dividends cash paid	—	(1,373,100)
Proceeds from exercises of stock options	86,650	630,778
Proceeds from employee stock purchase plan	181,482	175,744

Net cash provided by financing activities	27,587,734	228,807,884

Net increase in cash and cash equivalents	18,753,197	32,236,855
Cash and cash equivalents at beginning of period	6,019,119	24,933,066

Cash and cash equivalents at end of period	$24,772,316	$57,169,921

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions of Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or for any other period. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

The Company’s condensed consolidated financial statements presented include the balance sheets as of December 31, 2004 and September 30, 2005, the consolidated statements of operations for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2005. Acquisitions are included in the Company’s consolidated financial statements as of the date of acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant inter-company transactions and balances have been eliminated in consolidation.

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

In addition, if the minimum thresholds above were achieved, a payment of 5.56% of the acquired businesses’ earnings before taxes for calendar years 2003 and 2004, up to an aggregate maximum of $1,000,000, was to be paid to certain current employees of the acquired business (“acquisition-related retention consideration”). As of December 31, 2003 and 2004, the thresholds had been achieved for the calendars years 2003 and 2004, and $283,000 and $499,000, respectively, was recorded for the acquisition-related retention consideration including employer payroll-related taxes. These amounts have been accounted for as compensation expense. For the three and nine months ended September 30, 2004, $119,000 and $375,000, respectively, of acquisition-related retention consideration was recorded. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration.

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

The shares of Class B common stock were valued (for accounting purposes) at an aggregate amount of approximately $8.8 million.

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

On July 27, 2005, the Company acquired IndustryBrains, Inc. (“IndustryBrains”), a company focused on monetizing Web sites through contextual advertising solutions, for the following consideration:

•	$16.1 million in net cash and estimated acquisition costs; plus

•	788,046 shares of Class B common stock; plus

•	176,909 shares of restricted Class B common stock that vest over a period of two and one-half years from the closing date.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $13.4 million.

The shares of restricted Class B common stock were valued at $17.00 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.0 million. The shares of restricted Class B common stock were issued to employee stockholders of IndustryBrains who became employees of the Company.

The assets, liabilities, and operations of IndustryBrains are included in the Company’s condensed consolidated financial statements as of the July 27, 2005 acquisition date.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Three months ended September 30, 2004	Three months ended September 30, 2005
Net income (loss) applicable to common stockholders:
As reported	$(1,760,848)	$522,423	$144,234	$26,537
Add: stock based employee compensation expense included in reported net income (loss), net of related tax effect	627,213	924,597	122,363	509,270
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(2,828,606)	(6,914,945)	(905,846)	(2,650,602)

Pro forma net loss applicable to common shareholders	$(3,962,241)	$(5,467,925)	$(639,249)	$(2,114,795)

Net income (loss) per share applicable to common stockholders:
As reported—basic	$(0.08)	$0.02	$0.01	$0.00
As reported—diluted	$(0.08)	$0.01	$0.01	$0.00
Pro forma—basic and diluted	$(0.19)	$(0.16)	$(0.03)	$(0.06)

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

The Company’s basic and diluted net income (loss) per share is presented for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net income (loss) applicable to common stockholders consists of net income (loss) as adjusted for the impact in 2004 of accretion of redeemable convertible preferred stock to its redemption value and in 2005 for convertible preferred stock dividends. Diluted net income (loss) per share excludes the convertible preferred stock dividends and includes the shares that the preferred stock is convertible into if the result is dilutive. As the Company had a net loss for the nine months ended September 30, 2004, basic and diluted net loss per share are the same for that period.

The following table reconciles the Company’s reported net income (loss) applicable to common stockholders used to compute basic and diluted net income (loss) per share for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005:

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Three months ended September 30, 2004	Three months ended September 30, 2005
Numerator:
Net income (loss)	$(1,340,418)	$2,237,042	$144,234	$709,350
Convertible preferred stock dividends	—	1,714,619	—	682,813
Accretion to redemption value of Series A redeemable convertible preferred stock	420,430	—	—	—

Net income (loss) applicable to common stockholders	$(1,760,848)	$522,423	$144,234	$26,537

Denominator:
Weighted average common shares outstanding excluding unvested common shares subject to repurchase or cancellation	20,971,993	33,886,928	25,166,363	36,043,092

Weighted average number of shares outstanding used to calculate basic net income (loss) per share	20,971,993	33,886,928	25,166,363	36,043,092
Effect of dilutive securities:
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	2,301,891	1,802,477	2,101,414

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	20,971,993	36,188,819	26,968,840	38,144,506

Basic net income (loss) per share applicable to common stockholders	$(0.08)	$0.02	$0.01	$0.00
Diluted net income (loss) per share applicable to common stockholders	$(0.08)	$0.01	$0.01	$0.00

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The computation of diluted net income (loss) per share for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005, excludes the following because their effect would be anti-dilutive:

•	For the three and nine months ended September 30, 2004, 6,724,063 shares issuable upon conversion of the Series A redeemable convertible preferred stock. On April 5, 2004, 6,724,063 shares of the Company’s Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock in connection with the Company’s initial public offering;

•	For the three and nine months ended September 30, 2005, 2,346,939 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering;

•	For the three and nine months ended September 30, 2004, outstanding options to acquire 3,571,167 shares of Class B common stock with a weighted average exercise price of $4.02 per share at September 30, 2004 and for the three and nine months ended September 30, 2005, outstanding options to acquire 889,400 and 608,300 shares of Class B common stock with a weighted average exercise price of $18.00 per share and 18.78 per share, respectively, have been excluded in the computation of diluted net income per share;

•	For the three and nine months ended September 30, 2004, warrants to acquire up to an aggregate of 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share; and

•	For the three and nine months ended September 30, 2004, 90,385 of unvested Class B restricted common shares at September 30, 2004, related to the 108,462 Class B restricted common shares issued in connection with the October 2003 acquisition of TrafficLeader. These shares were for future services that vest over 3 years. Additionally, unvested shares were excluded from the computation of basic net income (loss) per share in both periods.

(4)	Concentrations

The Company maintains substantially all of their cash and cash equivalents with two financial institutions.

A substantial majority of the Company’s revenue earned from merchant advertisers was generated through arrangements with distribution partners for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners on commercially acceptable terms. In addition, several of these distribution partners may be considered potential competitors.

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Three months ended September 30, 2004	Three months ended September 30, 2005
Distribution Partner A	20%	11%	15%	10%

Distribution Partner A was also a merchant advertiser in 2005 who represented approximately 23% and 21% of revenue for the three and nine months ended September 30, 2005, respectively, and represented approximately

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

42% of the outstanding accounts receivable balance at September 30, 2005. There was one other merchant advertiser representing 11% of the outstanding receivable balance at September 30, 2005.

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

Revenues by geographic region are as follows:

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Three months ended September 30, 2004	Three months ended September 30, 2005
United States	90%	90%	85%	91%
Canada	4%	3%	5%	2%
Other countries	6%	7%	10%	7%

	100%	100%	100%	100%

(6)	Facility Relocation

As part of its anticipated expansion, in March 2004, the Company entered into a sublease agreement for new office facilities in Seattle, Washington and relocated from its original office facilities also located in Seattle, Washington. Future minimum payments related to these new facilities as of September 30, 2005 are as follows: $96,000 in the remainder of 2005, $422,000 in 2006, and $455,000 in each of 2007, 2008 and 2009. The remaining lease obligation for the previous office facilities extends through June 30, 2006 and totaled $75,000 as of September 30, 2005. In March 2004, the Company accrued for lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities. For the quarter ended September 30, 2004, the Company reduced the lease and related costs accrual by $30,000 based on a revised estimate for subtenant income.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income may not materialize. Accordingly, these estimates may be adjusted in future periods. The remaining liability at September 30, 2005 was $54,000, all of which was classified as a current liability.

(7)	Name Development Asset Acquisition

On February 14, 2005, the Company acquired substantially all of the assets of Name Development, a corporation operating in the direct navigation market, for purchase consideration of $164.4 million in a combination of cash and equity. The Company accounted for the Name Development asset acquisition as a business combination. Under the terms of the agreement, the Company acquired certain assets of Name Development, including its portfolio of Internet domains and Web properties, revenue-generating contracts,

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

technology and systems for the operation of the Name Development direct navigation business. The Company did not assume any other obligations with respect to Name Development as part of this asset acquisition. As a result of the acquisition, the Company obtained a proprietary source of targeted traffic.

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$45,808
Intangible assets	54,431,161
Goodwill	109,913,986

Total assets acquired	$164,390,955

To date the Company has conducted a preliminary analysis of the estimated fair value of the assets acquired from Name Development. The foregoing estimates may be subject to adjustment upon the completion of the Company’s final review and assessment of the fair value of each of the more than 100,000 Internet domain and Web properties and other assets included in the acquisition.

In connection with the acquisition, $24.6 million of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration. In the event any indemnification obligations are identified, the purchase price will be reduced accordingly. The escrow amounts, less any indemnification obligations identified, will be released upon termination of the escrow period.

The acquired intangible assets in the amount of $54,431,161 have a weighted average useful life of approximately 4.5 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of a non-compete agreement with a value of approximately $5,700,000 (2-year weighted-average useful life), domain names with a value of approximately $47,931,161 (4.9-year weighted average useful life), and acquired technology with a value of approximately $800,000 (3-year weighted average useful life). The goodwill of $109,913,986 and the acquired intangible assets with a value of $54,431,161 are deductible over 15 years for federal tax purposes.

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

The Company accounted for the Pike Street asset acquisition as a business combination and as a result of the acquisition, acquired additional sources of proprietary targeted traffic.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The shares vest over a period of three years, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. As part of employment agreements entered into with these former stockholders of Pike Street, a deferred stock-based compensation charge of approximately $3.6 million was recorded in connection with the 212,404 shares of restricted Class B common stock. The deferred stock-based compensation is being amortized using the accelerated vesting method, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, as compensation costs over the associated three-year employment periods over which those shares vest. During the three months ended September 30, 2005, a forfeiture by an employee of shares of restricted stock resulted in the Company recording a net stock-based compensation cost of approximately $629,000 from the acquisition date through September 30, 2005.

The Company did not assume any other obligations with respect to Pike Street as part of this asset acquisition.

The following summarizes the preliminary estimated fair value of the assets acquired at the date of acquisition:

Property and equipment	$6,874
Intangible assets	5,025,000
Goodwill	11,810,180

Total assets acquired	$16,842,054

To date the Company has conducted a preliminary analysis of the estimated fair value of the assets acquired from Pike Street. The foregoing estimates may be subject to adjustment upon the completion of the Company’s final review and assessment of the fair value of the assets acquired in the acquisition.

In connection with the acquisition, $1.3 million of the cash consideration, 24,275 shares of Class B common stock, and 81,927 shares of restricted Class B common stock were placed in escrow to secure indemnification obligations for a period of 12 months from the closing date. The escrow amounts are included as part of the purchase price consideration. In the event any indemnification obligations are identified, the purchase price will be reduced accordingly. The escrow amounts, less any indemnification obligations identified, will be released upon termination of the escrow period.

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

(9)	IndustryBrains Acquisition

On July 27, 2005, the Company acquired IndustryBrains, a company focused on monetizing Web sites through contextual advertising solutions, for the following purchase price consideration:

•	$16.1 million in net cash and estimated acquisition costs; plus

•	788,046 shares of Class B common stock; plus

•	176,909 shares of restricted Class B common stock that vest over a two and one-half years.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company accounted for the IndustryBrains acquisition as a business combination. As a result of the acquisition, the Company obtained technologies focused on contextual advertising solutions and a broader base of merchant advertisers and distribution partners.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $13.4 million.

The shares of restricted Class B common stock were valued at $17.00 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.0 million. The shares of restricted Class B common stock were issued to employee stockholders of IndustryBrains who became employees of the Company. The shares vest over a period of two and one-half years, with the first 33.34% vesting after ten months and each additional 33.33% vesting each successive ten month period over the next twenty months. As part of employment agreements entered into with these former stockholders of IndustryBrains, a deferred stock-based compensation charge of approximately $3.0 million was recorded in connection with the 176,909 shares of restricted Class B common stock. The deferred stock-based compensation is being amortized using the accelerated vesting method, in accordance with FASB Interpretation No. 28, as compensation costs over the associated three-year employment periods over which those shares vest. The Company recorded stock-based compensation cost of approximately $393,000 from the acquisition date through September 30, 2005.

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets, including acquired cash and cash equivalents $1,147,154	$2,074,787
Property and equipment	81,008
Other non-current assets	55,805
Intangible assets	8,100,000
Goodwill	25,000,387

Total assets acquired	35,311,987

Current liabilities	1,718,714
Non-current deferred tax liabilities	2,957,799

Total liabilities assumed	4,676,513

Net assets acquired	$30,635,474

To date the Company has conducted a preliminary analysis of the estimated fair value of the assets acquired and liabilities assumed in connection with the IndustryBrains acquisition. The foregoing estimates may be subject to adjustment upon the completion of the Company’s final review and assessment of the fair value of the assets acquired and the liabilities assumed in the acquisition.

In connection with the acquisition, $2.5 million of the cash consideration, 118,207 shares of Class B common stock, and 26,536 shares of restricted Class B common stock were placed in escrow to secure indemnification obligations for a period of 12 months from the closing date. The escrow amounts are included as part of the purchase price consideration. In the event any indemnification obligations are identified, the purchase price will be reduced accordingly. The escrow amounts, less any indemnification obligations identified, will be released upon termination of the escrow period.

The acquired estimated intangible assets in the amount of $8,100,000 have a weighted average useful life of approximately 2.8 years and are being amortized using the straight-line method. The identifiable intangible assets

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

are comprised of non-compete agreements with a value of approximately $900,000 (2-year weighted-average useful life), domain names with a value of approximately $400,000 (1.5-year weighted average useful life), merchant advertiser customer base with a value of approximately $3,100,000 (3-year weighted-average useful life), distribution partner base of approximately $900,000 (3-year weighted-average useful life), and acquired technology with a value of approximately $2,800,000 (3-year weighted average useful life). The goodwill of $25,000,387 and the acquired intangible assets with a value of $8,100,000 are not deductible for federal tax purposes.

(10)	Pro Forma Results of Operations—goClick, Name Development, Pike Street and IndustryBrains

The following table presents pro forma results of operations for the three and nine months ended September 30, 2005 as if the IndustryBrains acquisition and the Name Development and Pike Street asset acquisitions occurred as of January 1, 2005. The pro forma results of operations for the three months ended September 30, 2005 combine: (1) the historical results of operations of the Company for the three months ended September 30, 2005; and (2) IndustryBrains’ historical results of operations for the pre-acquisition period from July 1, 2005 to July 26, 2005. The pro forma results of operations for the nine months ended September 30, 2005 combine: (1) the historical results of operations of the Company for the nine months ended September 30, 2005; (2) Name Development’s historical results of operations for the pre-acquisition period from January 1, 2005 to February 13, 2005; (3) an offering of only that number of shares of Class B common stock and preferred stock as necessary to consummate the Name Development asset acquisition for the period January 1, 2005 through February 13, 2005; (4) Pike Street’s historical results of operations for the pre-acquisition period from January 1, 2005 to April 25, 2005; and (5) IndustryBrains’ historical results of operations for the pre-acquisition period from January 1, 2005 to July 26, 2005. A forfeiture by an employee of restricted stock related to the Pike Street acquisition occurred in the three months ended September 30, 2005 resulted in a pro forma reversing adjustment in the three and nine months ended September 30, 2005. The following table also presents pro forma results of operations for the three months and nine months ended September 30, 2004 as if the goClick and IndustryBrains acquisitions and the Name Development and Pike Street asset acquisitions had occurred as of January 1, 2004. The pro forma results of operations for the three months ended September 30, 2004 combine: (1) the historical results of operations of the Company for the three months ended September 30, 2004; (2) goClick’s historical results of operations for the pre-acquisition period from July 1, 2004 to July 26, 2004; (3) Name Development, Pike Street, and IndustryBrains’ historical results of operations for the three months ended September 30, 2004; and (4) an offering of only that number of shares of Class B common stock and preferred stock as necessary to consummate the Name Development asset acquisition. The pro forma results of operations for the nine months ended September 30, 2004 combine: (1) the historical results of operations of the Company for the nine months ended September 30, 2004; (2) goClick’s historical results of operations for the pre-acquisition period from January 1, 2004 to July 26, 2004; (3) Name Development, Pike Street, and IndustryBrains’ historical results or operations for the nine months ended September 30, 2004; and (4) an offering of only that number of shares of Class B common stock and preferred stock as necessary to consummate the Name Development asset acquisition. The Company has used statutory tax rates in effect during the three and nine months ended September 30, 2004 and 2005 to calculate the tax effects of the pro forma adjustments in determining the pro forma results of operations for each of the periods presented.

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Three months ended September 30, 2004	Three months ended September 30, 2005
Revenue	$54,227,980	$75,119,446	$20,983,260	$26,311,113
Net income (loss)	(1,481,912)	987,934	284,098	764,846
Net income (loss) applicable to common stockholders	(3,683,592)	(1,023,560)	(309,652)	82,033
Net income (loss) per share applicable to common stockholders:
Basic and diluted net income (loss) per share	$(0.12)	$(0.03)	$(0.01)	$0.00

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at January 1, 2004 or at January 1, 2005, nor is it necessarily indicative of results that may occur in the future.

(11)	Intangible Assets from Acquisitions

Intangible assets from acquisitions at September 30, 2005 consist of the following:

Merchant advertiser customer base	$7,000,000
Distribution partner base	3,100,000
Non-compete agreements	9,100,000
Trademarks/domains	49,182,997
Acquired technology	11,400,000

$79,782,997
Less: accumulated amortization	21,159,914

Total	$58,623,083

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Aggregate amortization expense incurred by the Company was approximately $1,404,000 and $5,192,000 for the three months ended September 30, 2004 and 2005, respectively, and approximately $3,474,000 and $13,225,000 for the nine months ended September 30, 2004 and 2005, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $4,900,000 for the remainder of 2005, $18,900,000 in 2006, $15,100,000 in 2007, $11,600,000 in 2008 and $8,100,000 in 2009 and thereafter.

(12)	February 2005 Follow-on Public Offering

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

In April 2005, the Company’s board of directors declared a quarterly dividend in the amount of $3.00 per share on its 4.75% convertible exchangeable preferred stock in accordance with the terms thereof which was paid on May 16, 2005 to the holders of record as of the close of business on May 4, 2005. This quarterly dividend totaled approximately $690,000. In July 2005, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on August 15, 2005 to the holders of record as of the close of business on August 4, 2005. This quarterly dividend

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

totaled approximately $683,000. In October 2005, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which is to be paid on November 15, 2005 to the holders of record as of the close of business on November 4, 2005. This quarterly dividend totals approximately $683,000.

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

The preferred stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on February 15, 2006 for the Company’s 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right at September 30, 2005. The Debentures, if issued, will mature 25 years after the exchange date.

The preferred stock has no maturity date and no voting rights prior to conversion into shares of Class B common stock, except under limited circumstances.

(13)	Licensing Agreement and Taxes

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included on this Quarterly Report regarding our strategy, future operations, future financial position, future revenues, acquisitions, projected costs, prospects, plans and objectives of management are forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements. Some, but not all, of these factors are described in the “Risk Factors” section and elsewhere in this Quarterly Report. We disclaim any intention or obligation to update any forward-looking statements.

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

We currently provide our merchant advertisers with the following technology-based services:

•	Pay-Per-Click Services. We deliver pay-per-click advertising listings that are reflective of our merchant advertisers’ products and services to online users in response to their keyword search queries. These pay-per-click listings are generally ordered in the search results based on the amount our merchant advertisers choose to pay for a targeted placement. These targeted listings are displayed to consumers and businesses through our distribution network of leading search engines, product shopping engines, directories and other Web properties. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from the Company websites to a merchant advertiser website and completes the specified action.

•	Feed Management Services. We leverage our proprietary technology to crawl and extract relevant product content from merchant advertisers’ databases and Web sites to create highly-targeted product and service listings, which we deliver into our distribution network. These feed management listings are ordered in the results based on relevance to user search queries. Our trusted feed relationships with our distribution partners enable merchant advertisers to deliver comprehensive and up-to-date product and service listings to some of the Web’s largest search engines, product shopping engines and directories.

•	Advertising Campaign Management Services. We enable merchant advertisers to: (1) track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks using our bid management services; and (2) evaluate the effectiveness of online advertising campaigns using our conversion tracking and detailed reporting services.

•	Search Engine Optimization Services. We optimize key attributes of merchant advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines.

•	Outsourced Search Marketing Services Platform. We provide large aggregators of advertisers, such as yellow page companies, with an outsourced, integrated platform to enable them to market performance- based advertising and search marketing services directly to their customers. We distribute performance-based advertisements through our broad network of distribution partners comprising many of the leading search engines, product shopping engines, directories and other Web properties. Our sources of distribution include industry leaders such as Yahoo!, Google, Shopping.com and many others. We also outsource our web-based technologies to web publishers for a fee.

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

Of the 137,500 restricted shares, 108,432 were issued to employees of TrafficLeader and valued at approximately $732,000, which amount is recorded as compensation expense over the associated employment period during which these shares vest.

goClick

In July 2004, we acquired goClick for the following consideration:

•	$7.5 million in net cash and acquisition costs; plus

•	433,541 shares of Class B common stock.

The shares of Class B common stock were valued (for accounting purposes) at an aggregate amount of approximately $4.14 million.

Name Development

In February 2005, we acquired substantially all of the assets of Name Development, a corporation operating in the direct navigation market, for the following consideration:

•	$155.6 million in cash and estimated acquisition costs; plus

•	419,659 shares of Class B common stock.

The shares of Class B common stock were valued (for accounting purposes) at an aggregate amount of approximately $8.8 million.

Under the terms of the agreement, we acquired certain assets of Name Development, including its portfolio of Internet domains and Web properties, revenue-generating contracts, technology and systems for the operation of the Name Development direct navigation business. We did not assume any other obligations with respect to Name Development as part of this asset acquisition.

Pike Street Industries

In April 2005, we acquired certain assets of Pike Street, an online yellow pages and lead generation provider for local merchants, for the following consideration:

•	$12.8 million in cash and estimated acquisition costs; plus

•	242,748 shares of Class B common stock; plus

•	212,404 shares of restricted Class B common stock which will vest over a three year period in installments of 16.67% after each six month period during that term.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $4.1 million.

We did not assume any other obligations with respect to Pike Street as part of this asset acquisition.

The shares of restricted Class B common stock were issued to employees of Pike Street and valued at approximately $3.6 million, which is recorded as compensation expense over the associated employment period during which these shares vest.

IndustryBrains

In July 2005, the Company acquired IndustryBrains for the following consideration:

•	$16.1 million in net cash and estimated acquisition costs; plus

•	788,046 shares of Class B common stock; plus

•	176,909 shares of restricted Class B common stock issued which will vest over a two and one half year period in installments of 33.34% after each ten month period during that term.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued at (for accounting purposes) an aggregate amount of approximately $13.4 million.

The shares of restricted Class B common stock were issued to employee shareholders of IndustryBrains and valued at approximately $3.0 million, which is recorded as compensation expense over the associated employment period during which these shares vest.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005.

Revenue

We currently generate revenue through our suite of services, including our pay-per-click services, feed management services, advertising campaign management services, search optimization services and outsourced search marketing services platform.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, cost-per-action services and feed management services. These primary sources amounted to greater than 94% of our revenues in all periods presented. Our secondary sources of revenue are our advertising campaign management services, search optimization services and outsourced search marketing services platform. These secondary sources amounted to less than 6% of our revenues in all periods presented. We have no barter transactions.

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

Search Marketing Services

Merchant advertisers pay us additional fees for services such as advertising campaign management services and search optimization services. Merchant advertisers generally pay us on a click-through basis, although in certain cases we receive a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select merchant advertisers. We may also charge initial set-up, account or inclusion fees as part of our services. As part of our search management services, we generate revenue from web publishers through the outsourcing of our web-based technologies. Total revenue from these services accounted for less than 6% of total revenue in all periods presented.

Banner advertising revenue is primarily based on a fixed fee per click and is generated and recognized on click-through activity. In limited cases, banner payment terms are volume-based with revenue generated and recognized when impressions are delivered.

Non-refundable account set-up fees are paid by merchant advertisers and are recognized ratably over the longer of the term of the contract or the average expected merchant advertiser relationship period, which generally ranges from twelve months to more than two years. Other account and service fees are recognized in the month or period the account fee or services relate to.

Other inclusion fees are generally associated with monthly or annual subscription-based services where a merchant advertiser pays a fixed amount to be included in our index of listings or our distribution partners’ indexes of listings. Revenues from these subscription arrangements are recognized ratably over the service period.

We generate revenue from web publishers utilizing our web-based technologies. We are paid an agency fee based on the total amount of the purchase made by the merchant advertiser. The web publishers engage the merchant advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the merchant advertisers. We recognize revenue for these fees under the net revenue recognition method.

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

The contingent payment obligation was calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $1.0 million in the aggregate. All payments made under this obligation have been accounted for as compensation. For the three and nine months ended September 30, 2004, we recorded $119,000 and $375,000, respectively, in acquisition-related retention consideration. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration.

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

As of September 30, 2005, we had net operating loss, or NOL, carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

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

In April 2005, the our board of directors declared a quarterly dividend in the amount of $3.00 per share on its 4.75% convertible exchangeable preferred stock in accordance with the terms thereof which was paid on May 16, 2005 to the holders of record as of the close of business on May 4, 2005. This quarterly dividend distribution totaled approximately $690,000. In July 2005, our board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on August 15, 2005 to the holders of record as of the close of business on August 4, 2005. This quarterly dividend totaled approximately $683,000. In October 2005, our board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which is to be paid on November 15, 2005 to the holders of record as of the close of business on November 4, 2005. This quarterly dividend totals approximately $683,000.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of September 30, 2005. The Debentures, if issued, will mature 25 years after the exchange date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the period indicated. The operating results for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005 are not necessarily indicative of the results that may be expected for the full year or any future period.

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Three months ended September 30, 2004	Three months ended September 30, 2005
Revenue	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	63.3%	53.4%	62.4%	52.3%
Sales and marketing	11.1%	8.6%	9.5%	10.8%
Product development	5.7%	5.0%	4.9%	4.5%
General and administrative	9.1%	6.8%	8.8%	5.8%
Acquisition-related retention consideration	1.3%	0.0%	1.0%	0.0%
Facility relocation	0.7%	0.0%	-0.3%	0.0%
Stock-based compensation	2.5%	1.8%	1.0%	2.2%
Amortization of acquired intangible assets	12.1%	20.3%	11.5%	20.3%

Total operating expenses	105.8%	95.9%	98.8%	95.9%

Income (loss) from operations	-5.8%	4.1%	1.2%	4.1%
Other income (expense):
Interest income	0.6%	2.1%	0.7%	2.1%
Interest expense	0.0%	0.0%	0.0%	0.0%
Adjustment to fair value of redemption obligation	0.2%	0.0%	0.0%	0.0%
Other	0.0%	0.0%	0.0%	0.0%

Total other income	0.8%	2.1%	0.7%	2.1%

Income (loss) before provision for income taxes	-5.0%	6.2%	1.9%	6.2%
Income tax expense (benefit)	-0.4%	2.8%	0.7%	3.4%

Net income (loss)	-4.6%	3.4%	1.2%	2.8%
Convertible preferred stock dividend	0.0%	2.6%	0.0%	2.7%
Accretion to redemption value of redeemable convertible preferred stock	1.5%	0.0%	0.0%	0.0%

Net income (loss) applicable to common stockholders	-6.1%	0.8%	1.2%	0.1%

Comparison of the Three Months ended September 30, 2004 to the Three Months ended September 30, 2005 and the Nine Months ended September 30, 2004 to the Nine Months ended September 30, 2005.

Revenue. Revenue increased 110%, from $12.2 million in the three months ended September 30, 2004 to $25.6 million in the same period in 2005. This increase was attributable to a $12.4 million increase in performance-based advertising services. Of this increase approximately 81% related to an increase in the average revenue per merchant advertiser, while approximately 19% related to an increase in the number of merchant advertisers. Approximately 59%, or $5.9 million, of the increase in the average revenue per merchant advertiser was due to an advertising services provider relationship initiated in 2005. Of the total revenue increase, $7.7 million is derived from approximately 46 advertiser and advertising service provider relationships including the previously mentioned advertising services provider relationship and indirectly attributable to the acquisitions of certain assets of Name Development and Pike Street, including their portfolios of more than 100,000 Internet domain names. Of the total increase in revenue, $1.9 million was indirectly attributable to the acquisition of IndustryBrains in July 2005 and its merchant advertisers.

We believe the increase in revenue is primarily a result of the growth of our existing distribution partners, the increased number of searches and resulting click-throughs performed by users of our services, and new merchant advertisers and advertising services provider relationships. We also believe the foregoing factors, combined with our sales efforts and improved operational controls, have contributed to an increase in the average revenue per merchant advertiser. The increase in revenue in the 2005 period is also attributable to the acquisition of goClick in July 2004, which added more than 40 unique distribution partners and more than 5,000 unique merchant advertisers, and the acquisition of IndustryBrains in July 2005 which added more than 100 unique distribution partners and more than 1,000 unique merchant advertisers.

Revenue increased 127%, from $28.7 million in the nine months ended September 30, 2004 to $65.2 million in the same period in 2005. This increase was primarily attributable to a $35.2 million increase in performance-based advertising services. Of the total revenue increase, $16.7 million was due to the addition of Name Development and Pike Street advertiser and advertising services provider relationships and indirectly attributable to the acquisition of certain assets of Name Development and Pike Street, including their portfolios of more than 100,000 Internet domain names and $1.9 million was indirectly attributable to the acquisition of IndustryBrains in July 2005 and its merchant advertisers.

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

Expenses

Service Costs. Service costs increased 76% from $7.6 million in the three months ended September 30, 2004 to $13.4 million in the same period in 2005. The increase was mainly attributable to an increase in payments to distribution partners of $3.7 million, an increase in personnel costs of $286,000, an increase in payment processing fees of $101,000, an increase in facility and other costs of $178,000, an increase in licenses and royalties of $670,000 and an increase in registration fees and Internet domain amortization of $829,000.

Approximately $4.0 million of the total increase in service costs for the three months ended September 30, 2005 was attributable to the July 2004 acquisition of goClick, which was included for a partial period in 2004, and the July 2005 acquisition of IndustryBrains, which was not included in the same period in 2004.

This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 62% of revenue in the three months ended September 30, 2004 as compared to 52% in 2005. The 2005 decrease in service costs as compared to the same period in 2004 was primarily a result of the impact as a percentage of revenue of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments. Payments to feed management and pay-per-click services distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars, since we anticipate expanding our operations.

Service costs increased by $16.7 million or 92%, from $18.1 million in the nine months ended September 30, 2004 to $34.8 million in the same period in 2005. This increase was primarily attributable to an increase of $12.2 million in payments to distribution partners, an increase in personnel costs of $546,000, an increase in payment processing fees of $372,000, an increase in facility and other costs of $247,000, an increase in licenses and royalties of $1.7 million and an increase in registration fees and Internet domain amortization of $1.7 million. Service costs as a percentage of revenue were 63% for the nine months ended September 30, 2004 as compared to 53% in the same period in 2005. The 2005 decrease in service costs as compared to the same period in 2004 was primarily a result of the impact as a percentage of revenue of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments.

Sales and Marketing. Sales and marketing expenses increased 139%, from $1.2 million in the three months ended September 30, 2004 to $2.8 million in the same period in 2005. As a percentage of revenue, sales and marketing expenses were 9% and 11% for the three months ended September 30, 2004 and 2005, respectively. The increase in dollars was related primarily to an increase in personnel costs of $429,000 related primarily to an increase in the number of employees and an increase in online and outside marketing activities of $1.1 million. The remaining increase is related to increases in other operating costs arising from operations in multiple jurisdictions. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Sales and marketing expenses increased $2.4 million or 76%, from $3.2 million in the nine months ended September 30, 2004 to $5.6 million in the same period in 2005. As a percentage of revenue, sales and marketing expenses were 11% in the nine months ended September 30, 2004 as compared to 9% in the same period in 2005.

Product Development. Product development expenses increased 93%, from $602,000 in the three months ended September 30, 2004 to $1.2 million in the same period in 2005. As a percentage of revenue, product development expenses were 5% for both the three months ended September 30, 2004 and 2005, respectively. The increase in dollars was primarily due to an increase in personnel costs of $445,000, primarily related to an increase in the number of employees, and travel, depreciation expense, and other operating costs of $117,000. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

Product development expenses increased 97%, from $1.6 million in the nine months ended September 30, 2004 to $3.2 million in the same period in 2005. The increase in dollars was primarily due to an increase in personnel costs of $1.3 million and an increase in travel, depreciation expense, and other operating costs of $332,000. As a percentage of revenue, the product development expenses were 6% in the nine months ended September 30, 2004 as compared to 5% in the same period in 2005.

General and Administrative. General and administrative expenses increased 39%, from $1.1 million in the three months ended September 30, 2004 to $1.5 million in the same period in 2005. The increase in dollars was primarily due to an increase in personnel costs of $309,000, an increase in professional services of $63,000, an increase in facilities related costs of $103,000, and offset by a decrease in travel, bad debt, and other costs of $53,000. As a percentage of revenue, general and administrative expenses were 9% for the three months ended September 30, 2004 and 6% in the same period in 2005. As a percentage of revenue, the decrease in general and administrative expenses in 2005 as compared to 2004 was primarily a result of general and administrative expenses being compared to a larger revenue base. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses increased 69%, from $2.6 million in the nine months ended September 30, 2004 to $4.4 million in the same period in 2005. As a percentage of revenue, general and administrative expenses in 2005 decreased to 7% as compared to 9% in 2004. As a percentage of revenue, the decrease in general and administrative expenses in 2005 as compared to 2004 was primarily a result of the allocation of the general and administrative expenses over a larger revenue base.

Acquisition-Related Retention Consideration. Acquisition-related retention consideration was $119,000 for the three months ended September 30, 2004 and zero in the same period in 2005. The acquisition–related retention consideration was calculated as part of the contingent, earnings-based payment obligation to certain employees of Enhance Interactive and was equal to 5.56% of Enhance Interactive’s earnings before taxes in excess of $3.5 million. A quarterly proportion of the annual estimated acquisition-related retention consideration was recorded in the 2004. We have accounted for any payment amounts as compensation. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration. Acquisition-retention consideration was $375,000 for the nine months ended September 30, 2004 compared to zero in the same period in 2005.

Facility Relocation. In March 2004, we entered into a sublease agreement for new and larger office facilities in Seattle, Washington, and we relocated from our original office facilities also located in Seattle, Washington. In March 2004, we accrued lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities. The remaining lease obligations for the original facilities extend through June 30, 2006 and totaled $75,000 as of September 30, 2005. As of September 30, 2005, we estimate the net sublease income to be approximately $29,000 over the remaining life of the lease.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Stock-Based Compensation. The amortization of stock-based compensation increased 345%, from $125,000 in the three months ended September 30, 2004 to $558,000 in the same period in 2005. In the three months ended September 30, 2005, the components of stock-based compensation were service costs of ($132,000), sales and marketing of $438,000, product development of ($125,000) and general and administrative of $377,000. Amounts in the three months ended September 30, 2004 related primarily to the vesting of stock options granted to employees in which the exercise price was less than the fair market value at the date of grant and $88,000 related to restricted stock issued to employees for future services in connection with the acquisition of TrafficLeader. Amounts in the three months ended September 30, 2005 related primarily to the effect of $513,000 of stock-based compensation related to restricted stock issued to employees for future services in connection with the TrafficLeader and IndustryBrains acquisitions and the Pike Street asset acquisition net of forfeitures.

The amortization of stock-based compensation increased 67%, from $721,000 in the nine months ended September 30, 2004 to $1.2 million in the same period in 2005. In the nine months ended September 30, 2005, the components of stock-based compensation were service costs of $2,700, sales and marketing of $753,000, product development of $23,700 and general and administrative of $422,000. Amounts in the nine months ended September 30, 2004 related primarily to the vesting of stock options granted to employees in which the exercise price was less than the fair value at the date of grant and $341,000 related to restricted stock issued to employees for future services in connection with the TrafficLeader acquisition. Amounts in 2005 related primarily to the restricted stock issued to employees for future services in connection with the acquisitions of TrafficLeader and IndustryBrains and the Pike Street asset acquisition net of forfeitures.

Amortization of Intangible Assets From Acquisitions. Intangible amortization expense increased 270%, from $1.4 million in the three months ended September 30, 2004 to $5.2 million in the same period in 2005. The increase was associated with the July 2004 acquisition of goClick, the February 2005 Name Development asset acquisition, the April 2005 Pike Street asset acquisition and the July 2005 acquisition of IndustryBrains. During the three months ended September 30, 2005 the components of amortization of intangibles were service costs of $3.8 million, sales and marketing of $449,000 and general and administrative of $948,000.

Intangible amortization expense increased 281%, from $3.5 million in the nine months ended September 30, 2004 to $13.2 million in the same period in 2005. The increase was associated with the July 2004 goClick acquisition, the February 2005 Name Development asset acquisition, the April 2005 Pike Street asset acquisition, and the July 2005 IndustryBrains acquisition. During the nine months ended September 30, 2005, the components of amortization of intangibles were service costs of $10.1 million, sales and marketing of $774,000 and general and administrative of $2.4 million.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $79.8 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Other Income. Other income increased 561%, from $81,000 in the three months ended September 30, 2004 to $532,000 in the same period in 2005. The increase was primarily attributable to an increase in interest income of $452,000 which was primarily a result of the impact of our follow-on public offering in February 2005 on the average cash balances in the 2005 period as well as an increase in rates realized on invested funds. Other income increased 534%, from $219,000 in the nine months ended September 30, 2004 to $1.4 million in the same period in 2005. The increase was primarily attributable to an increase in interest income of $1.2 million.

Income Taxes. The income tax expense in the three months ended September 30, 2004 was $83,000 as compared to $871,000 in the same period in 2005. The increase in income taxes was primarily a result of a pretax income of $1.6 million in the three months ended September 30, 2005 compared to a pretax income of $227,000 in the same period in 2004.

In the nine months ended September 30, 2004, the income tax benefit was $118,000 as compared to an income tax expense of $1.8 million in the same period in 2005. In the three and nine months ended September 30, 2004 , the effective tax rate of 37% and tax benefit of 8%, respectively, differed from the expected effective rate of 34% primarily due to state income taxes and non-deductible stock compensation amounts. The effective rate was 55% and 45% in the three and nine months ended September 30, 2005, respectively. This differed from the expected rate of 34% due to state income taxes, non-deductible stock compensation and other amounts.

During the three months ended September 30, 2004 and 2005, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $79,000 and $470,000, respectively, which were recorded as credits to additional paid in capital. During the nine months ended September 30, 2004 and 2005, we recognized tax-effected benefits of approximately $180,000 and $798,000, respectively.

Convertible Preferred Stock Dividends. The convertible preferred stock dividends during the three and nine months ended September 30, 2005 of $683,000 and $1.7 million, respectively, are based upon the 230,000 convertible preferred shares with a dividend rate of 4.75% that were issued in February 2005.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock. The accretion to redemption value of preferred stock was zero and $420,000 in the three and nine months ended September 30, 2004, respectively, and zero in the same periods in 2005. The accretion to the redemption value recorded during the 2004 period is based upon 6,724,063 shares of Series A redeemable convertible preferred stock outstanding as of April 5, 2004 with a dividend rate of 8% per annum. All 6,724,063 shares of Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock upon the closing of the initial public offering on April 5, 2004.

Net Income (Loss) Applicable to Common Stockholders. Net income applicable to common stockholders decreased from $144,000 in the three months ended September 30, 2004 to $27,000 in the same period in 2005. The decrease was primarily attributable to revenue increasing at a faster rate than service costs, sales and marketing, product development and general and administration expenses offset by convertible preferred dividends of $683,000.

The net income (loss) applicable to common stockholders increased from a net loss of $1.8 million in the nine months ended September 30, 2004 to a net income of $522,000 in the same period in 2005.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP and to provide clarity internally and externally, management uses certain non-GAAP measures of financial performance and liquidity, including but not limited to OIBA, Adjusted OIBA and EBITDA.

OIBA represents income (loss) from operations plus (1) stock-based compensation expense and (2) amortization of acquired intangible assets. This measure, among other things, is one of the primary metrics by which we evaluate the performance of our business. Additionally, management uses Adjusted OIBA which excludes both acquisition-related retention consideration, as we view this as part of the earn-out incentives related to the Enhance Interactive acquisition transaction, and a facility relocation expense. Both of these considerations are viewed as non-recurring in nature with the facility relocation expense recognized in calendar year 2004 and the earn-out consideration related to calendar year 2004. We refer to Adjusted OIBA to facilitate accurate comparisons to our historical operating results, in making operating decisions for internal budget planning, and in some cases to form the basis upon which management is evaluated. These measures are useful to investors because they represent our consolidated operating results, taking into account depreciation and other license and intangible amortization, which we believe is an ongoing cost of doing business, but excluding the effects of certain other non-cash and non-recurring expenses. EBITDA represents income before interest, income taxes, depreciation, amortization, and stock-based compensation expense. Management believes that EBITDA is another alternative measure of liquidity to GAAP net cash provided by operating activities that provides meaningful supplemental information regarding liquidity and is used by management to measure our ability to fund operations and our financing obligations.

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

The following is a reconciliation of income (loss) from operations and net income (loss) applicable to common stockholders to the non-GAAP measure of operating income before amortization for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005.

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Three months ended September 30, 2004	Three months ended September 30, 2005
Net income (loss) applicable to common stockholders	$(1,760,848)	$522,423	$144,234	$26,537
Convertible preferred stock dividends	—	1,714,619	—	682,813
Accretion to redemption value of redeemable convertible preferred stock	420,430	—	—	—

Net income (loss)	(1,340,418)	2,237,042	144,234	709,350
Income tax expense (benefit)	(118,016)	1,820,866	82,787	871,277

Income (loss) before provision for income taxes	(1,458,434)	4,057,908	227,021	1,580,627
Interest income and other, net	(218,974)	(1,388,939)	(80,547)	(532,043)

Income (loss) from operations	(1,677,408)	2,668,969	146,474	1,048,584
Stock-based compensation	721,403	1,201,665	125,405	557,958
Amortization of acquired intangible assets	3,473,976	13,224,507	1,404,464	5,191,699

Operating income before amortization (OIBA)	$2,517,971	$17,095,141	$1,676,343	$6,798,241

Operating income before amortization increased 306%, from $1.7 million in the three months ended September 30, 2004 to $6.8 million in the same period in 2005. The net increase in OIBA was primarily attributable to revenue increasing at a faster rate than service costs, product development, and general and administrative expenses as a percentage of revenue, acquisition initiatives, and no similar cost in the 2005 period related to acquisition-related retention consideration.

Operating income before amortization increased 579%, from $2.5 million in the nine months ended September 30, 2004 to $17.1 million in the same period in 2005. This net increase in OIBA was primarily attributable to revenue increasing at a faster rate than service costs, sales and marketing, product development and general and administrative expenses as a percentage of revenue, acquisition initiatives, and no similar costs in the 2005 related to acquisition-related retention consideration and facility relocation costs.

The following is a reconciliation from net cash provided by operating activities to the non-GAAP measure of EBITDA for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005.

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Three months ended September 30, 2004	Three months ended September 30, 2005
Net cash provided by operating activities	$2,335,785	$10,068,630	$2,346,050	$3,667,596
Changes in asset and liabilities, net of effects of acquisitions	1,280,579	10,294,873	(487,734)	4,540,461
Provision for income taxes	(118,016)	1,820,866	82,787	871,277
Other items—facility relocation	(137,736)	36,690	56,195	17,980
Interest income and other, net	(163,724)	(1,384,939)	(80,547)	(532,043)
Tax benefits from exercise of stock options	(179,869)	(798,162)	(78,777)	(470,069)

EBITDA	$3,017,019	$20,037,958	$1,837,974	$8,095,202

EBITDA increased 872% from $1.8 million in the three months ended September 30, 2004 to $8.1 million in the same period in 2005 and increased 564% from $3.0 million in the nine months ended September 30, 2004 to $20.0 million in the same period in 2005.

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

In February 2005, we closed a follow-on offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. In addition to funding the acquisition of certain assets from Name Development, we used these proceeds to fund a portion of the Pike Street asset acquisition and our recent acquisition of IndustryBrains and intend to use the proceeds from the offering for working capital and other general corporate purposes, including for future acquisitions.

Concurrent with the close of our offerings, we completed the acquisition of certain assets of Name Development, a corporation operating in the direct navigation market, for purchase consideration of $164.4 million, including approximately $155.6 million in cash and estimated acquisition costs and approximately 419,659 shares of our Class B common stock valued (for accounting purposes) at an aggregate amount of approximately $8.8 million.

As of September 30, 2005, we had cash and cash equivalents of $57.2 million. As of September 30, 2005, we had contractual obligations of $4.1 million of which $3.1 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, tax benefit from stock options, facility relocation amounts, deferred income taxes and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2005 of approximately $10.1 million consisted primarily of net income of $2.2 million adjusted for non-cash items of $17.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes and income tax benefit related to stock options and approximately $9.5 million used in working capital, other activities and for increases in restricted cash for credit card authorization agencies. Cash used by operating activities for the nine months ended September 30, 2004 of approximately $2.3 million consisted primarily of a net loss of $1.3 million adjusted for non-cash items of $4.3 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, and income tax benefit related to stock options and approximately $577,000 used by working capital, and other activities.

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

Cash used in investing activities for the nine months ended September 30, 2005, of approximately $206.6 million was primarily attributable to the payment of the Name Development asset acquisition for approximately $155.5 million, the payment of the Pike Street asset acquisition for approximately $12.6 million, the payment of the IndustryBrains acquisition for approximately $15.4 million which is net of cash acquired of $1.1 million, the 2004 Enhance Interactive earn-out consideration payment of $5.7 million, purchases for Internet domain names or Web properties of approximately $12.0 million, payment for a prepaid license of $4.5 million and net purchases for property and equipment of $1.5 million offset by proceeds of $687,000 from the sale of intangible assets. Cash used in investing activities for the nine months ended September 30, 2004 of approximately $11.2 million was primarily attributable to the payment of the goClick acquisition for approximately $7.3 million, the 2003 Enhance earn-out consideration payment of approximately $3.2 million and purchases of property and equipment of $627,000.

As a result of our acquisitions, we increased our property and equipment purchases for items such as network equipment and software, furniture, software and equipment for our personnel, and systems used to sell to and serve merchant advertisers. As our operations increase, we expect property and equipment purchases will increase as we continue to invest in equipment and software for our systems and personnel. Additionally, we have expended amounts for product development initiatives as well as amounts recorded as part of property and equipment for internally developed software. We expect our expenditures for product development initiatives and internally developed software will increase in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash provided by financing activities for the nine months ended September 30, 2005 of approximately $228.8 million was primarily attributable to net proceeds from the follow-on offering in February 2005 of approximately $229.4 million, net proceeds of approximately $807,000 from the sale of stock through employee stock options and employee stock purchase plan offset by preferred dividend payments of $1.4 million. Cash provided by financing activities for the nine months ended September 30, 2004 of approximately $27.6 million was primarily attributable to net proceeds from our initial public offering.

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

For calendar year 2004, the total aggregate Enhance Interactive contingent, earnings-based payment obligation was $6.2 million. This payment obligation includes the earn-out consideration of approximately $5.7 million and the retention-related consideration of approximately $499,000 for calendar year 2004. The amounts for the calendar year 2004 were paid in March 2005. Subsequent to December 31, 2004, no further obligation exists related to the Enhance Interactive earn-out and retention-related consideration.

The following table summarizes our contractual obligations as of September 30, 2005, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Contractual Obligations:
Operating leases	$3,083,291	$243,582	$1,411,247	$1,259,168	$169,294
Capital leases	601,817	4,584	565,233	32,000	—
Other contractual obligations	408,954	338,294	36,674	33,986	—

Total contractual obligations (1), (2)	$4,094,062	$586,460	$2,013,154	$1,325,154	$169,294

(1)	In February 2005 we entered into (i) a new master agreement with Overture with respect to our direct navigation business, and (ii) a license agreement with Overture with respect to certain of Overture’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs.
(2)	Under the terms of the preferred stock offering in February 2005, we have a quarterly dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments. In April 2005, our board of directors declared a quarterly dividend in the amount of $3.00 per share on our 4.75% convertible exchangeable preferred stock in accordance with the terms thereof was paid on May 16, 2005 to the holders of record as of the close of business on May 4, 2005. This quarterly dividend distribution totaled approximately $690,000. In July 2005, our board of directors declared a quarterly dividend in the amount of $2.97 per share on our 4.75% convertible exchangeable preferred stock which was paid on August 15, 2005 to the holders of record as of the close of business on August 4, 2005. This quarterly dividend totaled approximately $683,000. In October 2005, our board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which is to be paid on November 15, 2005 to the holders of record as of the close of business on November 4, 2005. This quarterly dividend totals approximately $683,000.

In April 2005, we acquired certain assets of Pike Street Industries, an online yellow pages and lead generation provider for local merchants, for approximately $12.8 million in cash and estimated acquisition costs, 242,748 shares of our Class B common stock and 212,404 shares of our restricted Class B common stock. The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $4.1 million. The shares of restricted Class B common stock will vest over a three-year period in installments of 16.67% after each six month period. The shares of restricted Class B common stock were issued to employees of Pike Street Industries and valued at approximately $3.6 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

In July 2005, we acquired IndustryBrains, a company focused on monetizing Web sites through contextual advertising solutions, for approximately $16.1 million in cash and estimated transaction costs which is net of cash acquired of $1.1 million, 788,046 shares of our Class B common stock and 176,909 shares of our restricted Class B common stock. The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued at (for accounting purposes) an aggregate amount of approximately $13.4 million. The shares of restricted Class B will vest over a two-and-one half year period in installments of 33.34% after each ten month period during that term. The shares of restricted Class B common stock were issued to employee shareholders of IndustryBrains and valued at approximately $3.0 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

From January through September 2005, we paid approximately $12.0 million for the purchase of additional Internet domains or Web properties. We expect to continue acquiring Internet domains or Web properties in the normal course of business as we grow our presence in the field of direct navigation.

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

On July 7, 2005, a Registration Statement on Form S-3 (File No. 333-125372) relating to the resale of 1,382,093 shares of our Class B common stock by certain selling stockholders with S-3 or piggyback registration rights granted principally in connection with our prior acquisitions was declared effective by the Securities and Exchange Commission. We are contractually required to use best efforts to keep this Registration Statement effective until April 26, 2006. We will not receive any proceeds in connection with these sales by selling stockholders.

On September 29, 2005, a Registration Statement on Form S-3 (File No. 333-128317) relating to the resale of 964,955 shares of our Class B common stock by certain selling stockholders with S-3 registration rights granted in connection with the IndustryBrains acquisition was declared effective by the Securities and Exchange Commission. We are contractually required to use best efforts to keep this Registration Statement effective for a period of one year from the date the Registration Statement became effective (plus the period of time, if any, during which sales may be suspended while the suspension right is in effect). We will not receive any proceeds in connection with these sales by selling stockholders.

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

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines and other Web sites on which we include our merchant advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the merchant advertiser. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from merchant advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the merchant advertiser. We also recognize revenue for certain agency contracts with merchant advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of merchant advertisers from search engines and directories. We are paid an agency fee based on the total amount of the purchase made on behalf of these merchant advertisers. Under these agreements, our merchant advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our merchant advertisers. This creates a sequential liability for media purchases made on behalf of merchant advertisers. In certain instances, the web publishers engage the merchant advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the merchant advertiser.

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

We had an accumulated deficit of $3.8 million as of September 30, 2005. While we recently achieved profitability, we may not be able to sustain it. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, and acquiring additional businesses. In addition, we will be required to expense the fair value of stock options granted and incur expense in connection with our employee stock purchase plans commencing January 1, 2006.

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business. Yahoo! is also a significant customer.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our merchant listings. Yahoo! Search Marketing is our largest distribution partner and delivers traffic to our merchant listings which collectively represents approximately 11% of our total revenue for the nine months ended September 30, 2005. Separately, Yahoo! Search Marketing was responsible for 21% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

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

Our potential liability for unlawful activities of our merchant advertisers and other users of our services or unpermitted uses of our merchant listings by distribution partners could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources, to discontinue certain service offerings or to terminate certain distribution partner relationships. For example, as a result of the actions of merchant advertisers in our network, we may be subject to civil claims relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against liabilities or losses resulting from the content of our merchant listings. Although our merchant advertisers indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liabilities or losses incurred by us as a result of the activities of our merchant advertisers.

We have a large number of distribution partners who display our merchant listings on their networks. Our merchant listings are predominantly delivered to our distribution partners in an automated fashion through an XML data feed or data dump. Our distribution partners are required contractually to use the merchant listings that we provide in accordance with applicable laws and regulations and in conformity with our publication restrictions included in our agreements, which are intended to promote the quality and validity of the traffic provided to our merchant advertisers. Nonetheless, we do not operationally control or manage these distribution partners and any breach of these agreements on the part of any distribution partner or its affiliates could result in liability for our business. These agreements include indemnification obligations on the part of our distribution partners, but there is no assurance that we would be able to collect against offending distribution partners or their affiliates in the event of a claim under these indemnification provisions.

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

Our success depends, in large part, on the maintenance and growth of a critical mass of merchant advertisers and distribution partners and a continued interest in our performance-based advertising and search marketing services. Merchant advertisers will generally seek the most competitive return on investment from advertising and marketing services. Distribution partners will also seek the most favorable payment terms available in the market. Merchant advertisers and distribution partners may change providers or the volume of business with a provider, unless the product and terms are competitive. In this environment, we must compete to acquire and maintain our network of merchant advertisers and distribution partners.

If our business is unable to maintain and grow our base of merchant advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective merchant advertisers may reduce or terminate their business with us. Any decline in the number of merchant advertisers and distribution partners could adversely affect the value of our services.

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

Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims, including claims of trademark infringement in connection with our acquisition of previously-owned Internet domain names, that would be costly to defend and could limit our ability to use certain critical technologies.

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

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future, including:

•	We were required to make performance payments of approximately $6.2 million based on 2004 earnings to the original shareholders and certain employees of eFamily and its wholly-owned subsidiary, Enhance Interactive, which we acquired in February 2003.

•	In February 2005, we entered into agreements with Overture, pursuant to which we paid $4.5 million in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based on 3.0% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016.

•	We are obligated to pay quarterly dividends to the holders of preferred stock at an annual rate of $11.875 per preferred share. Based on 230,000 outstanding shares of preferred stock issued as part of the preferred stock offering in February 2005, the annual dividend obligation would be $2.7 million.

•	If debentures are issued upon exchange of the preferred stock, we will become obligated to make interest payments to the holders of the debentures.

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

Further, as of September 30, 2005, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 89% of the combined voting power of our outstanding capital stock excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

We currently have directors’ and officers’ liability insurance. If we are unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our company, which could have a material adverse effect on our operations.

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

We do not control the means by which users access our direct navigation Web properties, and we may experience material adverse effects to our business if a third party changes its practices.

The success of our direct navigation business depends in large part upon consumer access to our direct navigation Web properties. Consumers access our Web properties primarily through the following methods: directly accessing our Web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our Web sites by clicking on bookmarked Web sites; and accessing our Web sites through search engines and directories.

Each of these methods requires the use of a third party product or service, such as an Internet browser or search engine or directory. Internet browsers may provide alternatives to the URL address box to locate Web properties, and search engines may from time to time change and establish rules regarding the indexing and optimization of Web properties. We may also purchase traffic to certain Web properties from search engines as part of our marketing efforts. Product developments and market practices for these means of access to our Web properties are not within our control. We may experience a decline in traffic to our Web properties if third party browser technologies or search engine methodologies and rules, including those affecting marketing efforts, are changed to our disadvantage, which would materially adversely affect our business.

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

If we are not able to respond to the rapid technological change characteristic of our industry, our products and services may not to be competitive.

The market for our products and services is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide new and competitive products and services. If we are unable to ensure that our users, advertisers, and distribution partners have a high-quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. Accordingly, our future success will depend, in part, upon our ability to develop and offer competitive products and services for both our target market and for applications in new markets. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our products and services obsolete or uncompetitive.

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

Despite our efforts to protect our proprietary rights, unauthorized parties domestically and internationally may attempt to copy or otherwise obtain and use our services, technology and other intellectual property. We cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchant advertisers. If we are unable to protect our intellectual property rights from unauthorized use, our competitive position could be adversely affected.

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

The trading prices of our Class B common stock and preferred stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq National Market ranged from $8.56 to $24.71 per share through September 30, 2005. Since our February 2005 follow-on offering, the closing price of our preferred stock on the Nasdaq National Market ranged from $164.00 to $267.00 per share through September 30, 2005. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with acquisitions;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners or merchant advertisers;

•	changes in earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies;

•	changes in our industry and the overall economic environment;

•	volume of shares of Class B common stock available for public sale, including on conversion of Class A common stock and preferred stock or upon exercise of stock options;

•	sales of stock by us or by our stockholders, including sales by certain of our executive officers pursuant to written pre-determined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934; and

•	short sales, hedging and other derivative transactions on shares of our Class B common stock and preferred stock.

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

As of September 30, 2005, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 96% of the outstanding shares of our Class A common stock, which shares represented 89% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 89% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

We issued the following securities, none of which have been registered under the Securities Act of 1933, as amended (the “Act”) during the third quarter of 2005:

1.

Certain warrants issued to the underwriters or their designees as compensation in connection with our initial public offering in April of 2004 were exercised for shares of stock via cashless exercise resulting in the issuance of an aggregate of 4,167 shares of our Class B common stock. No underwriters were involved in these warrant exercises. Such sales and issuances of stock were made in reliance upon an exemption from the registration provisions of the Act set forth in Section 4(2) and Rule 506 of Regulation D thereof relative to the sale by an issuer not involving a public offering or the rules and regulations thereunder.

All other unregistered sales of shares of our Class B common stock during the third quarter of 2005 were disclosed in previous current reports on Form 8-K.

During the third quarter of 2005, share repurchase activity was as follows:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
July 1, 2005 - July 31, 2005	—	—	—	—
August 1, 2005 - August 31, 2005	27,108	$0.01	—	—
September 1, 2005 - September 30, 2005	106,202	$0.01	—	—
Total	133,310	$0.01	—	—

(1)	All shares were shares of restricted equity subject to vesting which were issued in connection with certain of our acquisitions. We repurchased the shares above which were not already vested from certain of our employees upon their termination of employment.

Item 3.	Defaults Upon Senior Securities.

Not applicable with respect to the current reporting period.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable with respect to the current reporting period.

Item 5.	Other Information.

Not applicable with respect to the current reporting period.

Item 6.	Exhibits.

Exhibits:

2.6(1)	Agreement and Plan of Merger, dated as of July 27, 2005, by and among Marchex, Inc., Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Erik Matlick as shareholder representative.

31.1	Certification of CEO pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2005 and filed with the Securities and Exchange Commission on August 2, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

November 14, 2005