Form 10KSB
period 2005-12-31
MARCHEX INC
filed 2006-03-31
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 000-50658

Marchex, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

413 Pine Street, Suite 500, Seattle, Washington 98101

(Address of principal executive offices)

Registrant’s telephone number: (206) 331-3300

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Class B Common Stock, $0.01 par value per share

4.75% Convertible Exchangeable Preferred Stock $0.01 par value per share

Check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Registrant’s revenues for its fiscal year ended December 31, 2005 were $94,995,847.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $461,056,190 as of February 15, 2006 based upon the closing sale price on the Nasdaq National Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 11,665,716 shares of the registrant’s Class A common stock issued and outstanding as of March 28, 2006 and 26,553,294 shares of the registrant’s Class B common stock issued and outstanding as of March 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis or Plan of Operation” and in other sections of the report. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART 1

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

References herein to “we”, “us” or “our” refer to Marchex, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

We deliver vertical and local online traffic to merchant advertisers and help publishers monetize traffic on their Web site(s). We do this primarily through providing merchants with performance-based advertising and search marketing technology services to market their products or services across relevant online distribution points, including search engines, product shopping engines, vertical Web sites, and local Web sites; and through providing publishers with merchant advertisers who are looking to market their products or services on the publisher search network, shopping network, or Web site, or a specific page of the publisher Web site.

We offer advertiser technology services that allow us to aggregate merchants of different profiles, ranging from small local businesses to large enterprises. Our merchant advertiser technology services include: feed management, bid management, contextual targeting, pay-per-click targeting, natural search optimization; and outsourced search marketing platforms, which is a combination of many of our advertiser technology services that we provide to super-aggregator partners and publishers to allow them to sell search marketing packages directly to their customers. We have a broad network of online distribution for our merchant advertisers’ products that consist of: (1) a partner network, which are publishers that want our merchants’ products or advertisements which they can promote on their network or Web site(s), and (2) a proprietary network, which is traffic that comes to Web sites we own. Our partner network includes search engines, product shopping engines, and vertical Web sites, such as Google, Yahoo, Microsoft, Shopping.com, Shopzilla, BusinessWeek.com, Forbes.com, Travel + Leisure, the Ziff Davis Media Web sites, and others. Our proprietary network is comprised of more than 200,000 Web sites.

We believe we have characteristics that include: (1) owning proprietary, performance-based advertising technologies which merchants can leverage to efficiently market their products and services online, (2) owning proprietary online traffic, which allows merchants to reach targeted potential customers, and (3) offering a diverse network of partner online traffic sources, which allows merchants to reach a wide audience of potential customers.

We have a suite of technology-based products that facilitate and support the efficient and cost-effective marketing and selling of goods and services online through the most rapidly-developing online marketing methods, including search and contextual marketing. We accomplish this by providing multiple services for merchants:

•	Feed Management. We leverage our proprietary technology to crawl and extract relevant product content from merchant advertisers’ databases and Web sites to create highly-targeted product and service listings, which we deliver into our distribution network. Our trusted feed relationships with our distribution partners enable merchant advertisers to deliver comprehensive and up-to-date product and service listings to some of the Web’s largest search engines, product shopping engines and directories.

•	Bid Management. We enable merchant advertisers to: (1) track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks using our bid management services; and (2) evaluate the effectiveness of online advertising campaigns using our conversion tracking and detailed reporting services.

•	Contextual Targeting. We sell advertising placement on specialized vertical and branded Web sites, and on specific sections of a Web site advertising listings on a bid-for-click basis. We also refer to this as site-specific contextual advertising. We believe this site-specific approach to contextual advertising allows publishers an opportunity to monetize the value of their own brand and traffic, and gives advertisers greater transparency and relevancy.

•	Pay-Per-Click Targeting. We deliver pay-per-click advertising listings that are reflective of our merchant advertisers’ products and services to online users in response to their keyword search queries. At present, these pay-per-click listings are generally ordered in the search results based on the amount our merchant advertisers choose to pay for a targeted placement. These targeted listings are displayed to consumers and businesses through our distribution network of leading search engines, product shopping engines, directories and other Web sites. We also generate revenue from cost-per-action services, which occur when the online user is redirected from the Company Web sites to a merchant advertiser Web site and completes a specified action.

•	Natural Search Engine Optimization. We optimize key attributes of merchant advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines.

•	Outsourced Search Marketing Platforms. We support the online marketing efforts of local businesses and SMEs (small and medium-sized enterprises) by providing super-aggregator partners, such as yellow page publishers and newspaper companies, with an outsourced platform of our performance-based advertising and search marketing technology services. Our outsourced platform allows super-aggregator partners to directly sell search marketing packages to their customers, such as yellow page or classified advertisers. Our outsourced platform for publishers, which is separate and distinct from our local platform, allows publishers to monetize their Web sites(s) with their advertiser relationships. Our outsourced platforms are provided to super-aggregator partners and publishers allowing the partners and publishers to sell and maintain under their brand. We create, distribute and fulfill local merchant advertisements through our network of distribution, which includes many of the leading search engines, such as Yahoo! and Google, and our proprietary vertical and local Web sites.

We believe we are among the leaders in the direct navigation market as we own a proprietary base of Web sites. The total number of Web sites in the portfolio is more than 200,000. Our Web sites can be categorized into 15 vertical commerce categories including: Auto, Business & Finance, Directory & Reference, Education,

Electronics & Technology, Entertainment, Health, Jobs, Other, Personals, Professional Services, Real Estate & Home, Shopping, Travel and ZIP Codes. The online user traffic is primarily monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, which may include banner placements or sponsorships. As such, the Web sites connect online users searching for specific information with relevant advertisements.

We intend to continue introducing products and services that will enable merchants to successfully acquire customers and transact online. While we currently provide performance-based advertising and search marketing technology services, in the future we may provide additional, complementary services. We also intend to increase our position in the local search market by continuing to support super-aggregator partners with our outsourced platform, which will provide more local merchants with the ability to market their products online. Additionally, we intend to focus on growing proprietary traffic sources that can drive potential customers to our merchants.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date and are a component of our overall strategy. We have completed the following acquisitions since our inception:

•	On February 28, 2003, we acquired eFamily together with its direct wholly-owned subsidiary Enhance Interactive.

•	On October 24, 2003, we acquired TrafficLeader.

•	On July 27, 2004, we acquired goClick.

•	On February 14, 2005, we acquired certain assets of Name Development.

•	On April 26, 2005, we acquired certain assets of Pike Street.

•	On July 27, 2005, we acquired IndustryBrains.

Industry Overview

Performance-Based Advertising

As technology and the Internet continue to evolve, consumers are becoming increasingly confident that they can find comprehensive product information and securely transact online. As consumers spend more time and money online, advertisers are turning to the Internet to market their products and services. Businesses of all sizes can benefit from the Internet’s potential to efficiently and cost-effectively reach consumers. With the U.S. Census Bureau reporting more than 23 million small businesses alone, we believe there is a large opportunity to sell online performance-based advertising services to businesses of all sizes. As a reflection of the potential impact of the Internet as an advertising medium, J.P. Morgan estimates that the United States Online Ad Market will grow from $13.4 billion in 2005 to $26.4 billion in 2008. Internet advertising enables merchant advertisers to measure the effectiveness of their advertising campaigns and to revise them in response to real-time feedback and market factors. Traditional forms of advertising are not as targeted and do not permit evaluation of results in as timely and accurate a manner.

Within the Internet advertising market, paid search has become one of the fastest growing sectors. J.P. Morgan estimates that paid search in the United States will grow 109% from $6.4 billion in 2005 to $13.4 billion in 2009. According to the Kelsey Group, only 17% of small and medium businesses in the United States currently utilize search marketing methods, but that number is expected to grow as more merchants experience the benefits. In addition, according to PricewaterhouseCoopers, 40% of Internet advertising in the second quarter of 2004 was performance-based, as opposed to 31% in the second quarter of 2003. Merchant advertisers are increasingly turning to performance-based online advertising for the following reasons:

•	Competitive Return-On-Investment. Merchant advertisers have experienced competitive returns on their online advertising campaigns. As advertisers have analyzed their marketing programs, they have determined that they are able to pay more for their programs while still generating an acceptable return-on-investment. As a result, J.P Morgan estimates that the average price-per-click in the United States will increase from $0.43 to in 2005 to $0.49 in 2009.

•	Consumers’ Increasing Receptiveness to Performance-Based Advertising. Due to the relevancy and appropriate placement of advertisements, J.P. Morgan estimates that the rate at which consumers click through paid search advertisements will grow from 23% in 2005 to 26% in 2009.

Direct Navigation

Navigating and searching for information online has continued to evolve as users have become increasingly sophisticated. This continuing evolution has translated into a need for information providers to more efficiently provide highly-targeted, relevant information. Currently, there are three primary means through which online users access and search for information, products and services: search engines, commerce portals and direct navigation Web sites. Direct navigation is primarily characterized by online users directly accessing a Web site by: (1) typing descriptive keywords or keyword strings into the uniform resource locator, or URL, address box of an Internet browser; or (2) accessing bookmarked Web sites. It can also include navigating through referring or partner traffic sources.

J.P. Morgan estimates that the United States paid search market will reach $6.4 billion in revenue in 2005, and we believe the direct navigation market currently represents 10% or more of the paid search market and is growing at comparable annual rates. According to WebSideStory, Inc.’s StatMarket division, in September 2004 more than 67% of daily global Internet users arrived at Web sites by direct navigation defined as typing a URL into a browser address bar or using a bookmark rather than through search engines and Web links, compared to approximately 53% in February 2002. The growth of the direct navigation market is a result of consumers’ increasing sophistication in utilizing the Internet as a resource tool, coupled with their desire to quickly find targeted information, and their trust and experience that the depth and breadth of available and relevant online information extends to Web sites named by descriptive keywords. Direct navigation and the use of search engines, however, are not mutually exclusive. We believe that many of the commercially relevant Web sites which we own may be beneficiaries of search engine and directory traffic over time.

Strategy

We intend to leverage our senior management’s experience, our financial and human resources and our existing operations to provide technology-based merchant services that facilitate and drive growth in online transactions. Key elements of our strategy include the following initiatives:

•	Provide Quality Services in Support of Merchants and Partners. We believe providing high quality services will make us more valuable to our merchants and partners. We are building products and services that we believe are innovative and provide a high degree of utility. We intend to continue investing our resources to create or develop new products, technologies and business models. We intend to expand our services by providing systems and information that help merchant advertisers maximize the performance of online marketing budgets and by working with partners to develop and market new products. For example, the services we have developed include:

–	a search engine inclusion and optimization platform for merchant advertisers who want the greatest opportunity for proper indexing, listing and inclusion of their product and services in the editorial results of algorithmic search engines;

–	an advertising campaign management platform for merchant advertisers who want to continuously track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks; and

–	an outsourced search marketing services platform for large aggregators of advertisers, such as yellow page companies, who want an integrated platform to market performance-based advertising and search marketing services directly to their customers.

•	Increase the Number of Merchants Served. We believe we will continue to grow our base of merchant advertisers and strive to build merchant loyalty by providing merchants with a consistently high level of service and support as well as the ability to achieve their target return-on-investment thresholds. We intend to increase the number of merchants served through:

–	direct sales efforts, including strategic sales and telesales initiatives;

–	referral arrangements with entities that can promote our services to potential merchants, such as advertising agencies; and

–	partnerships with large aggregators of advertisers, such as regional yellow page companies.

•	Extend Presence in the Direct Navigation Market. We are in the process of implementing numerous initiatives to increase the traffic and monetization of our network of Web sites, including enhancing the utility of the Web sites, broadening our geographic presence and making selective purchases of complementary Web sites.

•	Develop New Markets. We intend to analyze opportunities and may seek to expand our technology-based services into new categories or new geographic areas where our services can be replicated on a cost effective basis, or where the creation or development of a service may be appropriate. We anticipate utilizing various strategies to enter new markets, including: developing strategic relationships; acquiring products that address a new category or opportunity; acquiring country-specific properties; and creating joint venture relationships and internal initiatives where existing services can be extended internationally.

•	Pursue Selective Acquisition and Consolidation Opportunities. We plan to selectively pursue strategic acquisitions. We apply rigorous evaluation criteria to acquisitions that are intended to enhance our strategic position, strengthen our financial profile, augment our points of defensibility and increase shareholder value. We do this through focusing on acquisition opportunities that represent a combination of the following characteristics:

–	under-leveraged and under-commercialized assets;

–	opportunities for business model, product or service innovation and evolution;

–	critical mass of transactions volume, merchants, traffic, revenue and profits;

–	business defensibility;

–	revenue growth and expanding margins and operating profitability or the characteristics to achieve significant scale and profitability; and

–	an opportunity to enhance efficiencies and provide incremental growth opportunities for our operating businesses.

Our Services

Through our suite of search marketing services, we have partnered with a diverse set of Internet traffic partners in order to provide our merchant advertisers with access to a large base of potential, targeted customers. Our distribution strategy has been focused on building a broad footprint with primary online traffic sources, including search engines, product shopping engines, vertical Web sites, and local Web sites. Additionally, we have focused on developing services and technologies to expand the suite of search-based marketing products we provide to online merchant advertisers. We believe that offering a holistic approach to search engine marketing services enables us to extend our reach to a broad base of customers and offer solutions that can generally address all the needs of a customer interested in search marketing.

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

•      Feed management. With feed management services, the ranking of a merchant advertiser’s listing is influenced by the relevance of the product or service in relation to the user search query.

•      Contextual targeting. With contextual targeting services, the amount that a merchant advertiser pays for the click-through and the relevance of its advertisement based on historical click-through rates, influences the rank of its listings within the applicable results set.

•      Pay-per-click targeting. With pay-per-click targeting services, the amount that a merchant advertiser pays for the click-through influences the rank of its listings within the applicable results set. With cost-per-action services, the online user is redirected from our Web sites to a merchant advertiser Web site and completes the specified action.

Search Marketing Services

Search marketing services are designed to assist merchant advertisers who want to acquire customers through search-based marketing methods, optimize the performance of their online advertising campaigns by tracking and analyzing historical results and refine their Web sites for increased relevance in algorithmic search engine indexes.

•      Bid management. Bid management services enable merchant advertisers to: (1) track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks using our bid management services; and (2) evaluate the effectiveness of their online advertising campaigns using our conversion tracking and detailed reporting services.

•      Natural search engine optimization. Natural search engine optimization services enable merchant advertisers to optimize key attributes of their Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines.

Outsourced Search Marketing Platforms	Outsourced search marketing platforms for local search services and web publishers are designed to enable super-aggregator partners and publishers with an outsourced, integrated search management platform to market performance-based advertising and search marketing services to their customers.

During the period ended December 31, 2005, performance-based advertising services comprised more than 94% of our total revenue while search marketing services and outsourced search marketing platform services accounted for less than 6% of total revenue. As we continue to develop our services and implement new technologies and services, we believe the breadth of our marketing solutions will lead to cross-leverage through technical integration.

Performance-Based Advertising Services

Merchant advertisers utilize our performance-based advertising services to reach millions of individuals and businesses who search online for information on products and services. According to a PricewaterhouseCoopers

April 2004 report, performance-based advertising is one of the most rapidly growing segments of Internet advertising, as it is one of the most efficient and effective means to generate competitive returns-on-investment for advertisers. Accordingly, we are building appropriate services to leverage this trend.

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

Feed Management. Our feed management services deliver targeted advertiser listings into some of the Internet’s most visited search engines and product shopping engines. Feed management leverages our proprietary technology to crawl and extract relevant product data and content from a merchant advertiser database and Web site, and to create highly relevant, optimized URL strings and advertisement listings. Increased listing relevancy frequently translates into a better search experience for users, allowing them to find targeted results in response to their search queries, and a competitive return-on-investment for merchant advertisers, as higher relevance typically leads to increased click-through and conversion rates, or customer acquisitions.

Once our technology has crawled, extracted, optimized and refined the merchant advertiser URL strings and advertisement listings, such strings and listings are tagged and placed into partner search and directory indexes. These URL strings and listings map directly to user search queries that link back to specific product pages when clicked, which we believe typically leads to competitive advertiser conversion rates.

We believe that most algorithmic search engines crawl the Web approximately every seven to fourteen days. When a merchant’s Web site is crawled by algorithmic technology, many product and service listings tend to be excluded due to the nature of most merchant advertisers’ product databases, which contain complex structures and are dynamically updated. Our trusted feed relationships with our distribution partners allow us to deliver every merchant advertiser’s product and to provide updated content in frequent intervals, as we regularly refresh the listings with the most up-to-date information. This is a significant benefit for our merchant advertisers as we maximize the number of selling opportunities and for our distribution partners as we increase the relevance of a user search experience.

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

Additionally, by leveraging proprietary technology, we can analyze an advertiser’s database as well as thousands to millions of actual, relevant user search queries to create additional, unique merchant advertiser listings that drive targeted traffic resulting in competitive conversion, or customer acquisition, rates. These additional unique listings are generally included as part of our basic feed management service.

Contextual Targeting. Our contextual targeting service enables merchant advertisers to market their products and services through targeted pay-per-click listings that we distribute through vertically-focused Web sites or specific pages of a Web site. Our services enable merchants to purchase keywords or keyword strings, based on an amount they choose for a targeted placement, that are specific to their products and services and their marketing objectives.

We believe contextual targeting services are an important complement to pay-per-click, algorithmic search and feed management technologies as they enable merchants to place relevant listings on relevant vertically-focused Web sites. This process has the dual benefit of: (1) enhancing the user experience by placing relevant targeted listings at the portion of a Web page dedicated to sponsored listings; and (2) connecting merchant advertisers with targeted customer leads.

The contextual results distributed by our services are prioritized for users by the amount the merchant advertiser is willing to pay each time a user clicks on the merchant’s advertisement and the relevance of the merchant’s advertisement, based on historical click-through rates. Merchant advertisers pay us when a click-through occurs on their advertisement.

Pay-Per-Click Targeting. Our pay-per-click services enable merchant advertisers to market their products and services through targeted pay-per-click listings that we distribute through search engine or directory results when a user searches for information, products or services. We provide our services to thousands of merchant advertisers who want to drive customer leads to their Web sites. Our services enable merchants to purchase keywords or keyword strings, based on an amount they choose for a targeted placement, that are specific to their products and services and their marketing objectives. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from our Web sites to a merchant advertiser Web site and completes the specified action.

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

Merchant advertisers find us directly through our Web site and through contact with our sales force, and we find merchant advertisers through direct sales efforts, through third-party referral programs and through a variety of marketing activities that include trade shows, sponsorships, targeted mailings, online advertisements, e-mails and other promotional materials sent directly to merchant advertisers, advertising agencies and search engine marketers.

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

Bid Management. Through our advertising campaign management services, merchant advertisers continuously track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks and track the effectiveness of their online advertising campaigns. Our bid management services allow our merchant advertisers to consolidate the purchasing, management, optimization and reporting aspects of performance based search advertising campaigns. We have partnerships with leading search and product shopping engines that allow us to place and manage our clients’ paid listings directly within their account management systems. Additionally, we provide detailed reporting services that enable merchants to track the effectiveness of their online advertising campaigns through conversion tracking and detailed reporting tools. By developing a common technology architecture underneath our platform of search marketing services, we are able to analyze the effectiveness of our merchant partners’ advertising campaigns across a wide array of services and provide detailed reporting, such as: revenue per month statistics, number of orders, average order size and conversion rate and revenue by keyword and revenue by distribution source.

Our bid management services broaden the potential reach of a merchant’s advertising campaign by including multiple distribution partners as options for bid placement. Merchant advertisers pay us a pre-negotiated rate when a click through occurs on their advertisement. Also, with our analytic tool set, merchants are effectively able to track the effectiveness of their online advertising campaigns through the use of conversion tracking and analytic services.

Natural Search Engine Optimization. Our natural search engine optimization technology optimizes key attributes of merchant advertisers’ Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines. By leveraging our experience in the search industry and relationships with search engine distribution partners, we have architected a flexible technology platform that is designed to enable us to efficiently optimize our merchant partner Web sites in order to meet the ever changing technical standards of our distribution partners.

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

Outsourced Search Marketing Platforms

We offer an outsourced solution for strategic partners who have several hundred to several thousand direct merchant relationships. As part of our search management services, we can enable a strategic partner, aggregator of merchant partner relationships or publisher with all or part of our suite of search marketing services. For example, we currently enable major regional yellow page publishers with our advertising campaign management and feed management services which it can market to its local online yellow page merchants.

Partners can leverage this service in one of two ways, including: (1) as a fully outsourced solution, in which we manage and fulfill search marketing campaigns, and also deliver reporting on behalf of our partners; or (2) as a Web-based solution that allows aggregators or publishers to implement and manage campaigns directly. We principally receive payment for our outsourced search marketing services through a combination of variable licensing fees associated with total revenue generated using our technology platform, flat rate licensing fees for the use of our technology platform and per-click payments for clicks delivered from our pay-per-click and feed management network.

Our Distribution Network

We have built a broad distribution network for our marketing services comprised of many of the leading search engines, product shopping engines, directories and selected Web sites. With the completion of the recent Name Development asset acquisition, we acquired a proprietary source of direct navigation traffic.

Performance-Based Advertising Distribution

We distribute merchant advertisement listings and advertiser URL strings through hundreds of traffic sources, including search and product shopping engines, directories and Web sites. Distribution sources for our marketing services platform include:

Selected Search Engines	Selected Product Shopping Engines	Selected Vertical and Local Web Sites
Ask.com (formerly Ask Jeeves) Google LookSmart Microsoft Yahoo!	CNet’s MySimon Google’s Froogle.com MSN Shopping NexTag PriceGrabber.com Shopping.com Shopzilla Yahoo!Shopping	Bank Rate BusinessWeek.com Fodors Forbes.com Investors.com (Investors Business Daily) Motley Fool The Ziff Davis Media Web sites Travel + Leisure USAToday

Yahoo!, primarily through its subsidiaries, such as Overture and Yahoo!Shopping, is our largest distribution partner, accounting for approximately 11% of our total revenue for the year ended December 31, 2005. Over the past year, we have enhanced and grown this relationship with additional agreements with Yahoo! and its subsidiaries. Additionally, we have enhanced existing relationships with various other partners, including Google, and created several new relationships, including Microsoft, Ask.com (formerly Ask Jeeves), Shopzilla, BusinessWeek.com, Forbes.com, Investors.com and Fodors.com. We intend to continue enhancing our existing partner relationships and create new ones, where appropriate.

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

Direct Navigation Distribution

We believe we are among the leaders in the direct navigation market due to our proprietary ownership of online user traffic, which totaled more than 27 million unique visitors in the month of December 2005. Unique visitor statistics are based on internal traffic logs, which calculate unique IP (Internet protocol) addresses on an unduplicated basis during a given month. This user traffic is generated from a portfolio of Web sites that are generally reflective of commercially-relevant search terms in many of the Internet’s most popular and dynamic vertical commerce categories and may include geographically-targeted elements. The total number of Web sites we own is more than 200,000. These vertical commerce categories include: Auto, Business & Finance, Directory & Reference, Education, Electronics & Technology, Entertainment, Health, Jobs, Other, Personals, Professional Services, Real Estate & Home, Shopping, Travel, and ZIP Codes. The online user traffic is primarily monetized with pay-per-click listings and graphical ad units that are relevant to the Web sites. As such, the Web sites connect online users searching for specific information with relevant advertisements.

Online users can navigate the Web sites through a number of ways. For example, an online user who is specifically interested in traveling to Beijing may enter www.beijing.com directly into the Web address or URL box of their Internet browser. Once the user has arrived at the Web site they will find listings and information related to Beijing. As the user finds relevant information and clicks on a particular listing, we receive a pay-per-click fee.

The following represents a sampling of our Web sites and their corresponding vertical commerce category:

Vertical Commerce Category	Web Site Examples
Auto	• AirBag.com • AutoLender.com • MotorScooter.com • PickUp.com
Business & Finance	• AnnualReport.com • Corporations.com • Debts.com • LoanConsolidation.com
Directory & Reference	• MovieDirectory.com • PhoneNumbers.com • SearchLocal.com • Yellow.com
Education	• CollegeGuide.com • GED.com • Instruct.com • Trigonometry.com
Electronics & Technology	• 3G.com • PBX.com • TextMessaging.com • VideoCamera(s).com
Entertainment	• Cuisine.com • Invitation.com • MovieDownload.com • Salsa.com
Health	• DrugTreatment.com • EyeSurgeons.com • HearingLoss.com • Podiatrist.com
Jobs	• BayAreaJobs.com • CareerInfo.com • HealthJobs.com • MiamiJobs.com
Other	• Certificate.com • Decals.com • Dolphins.com • Tornado.com
Personals	• MatchMaking.com • Matrimony.com • WeddingCeremony.com • WeddingReceptions.com

Vertical Commerce Category	Web Site Examples
Professional Services	• ChicagoDoctors.com • ManhattanSurgeon.com • PaloAltoDoctors.com • SeattleInsurance.com
Real Estate & Home	• HomeLenders.com • LawnFurniture.com • Ovens.com • Remodeling.com
Travel	• Beijing.com • Destination.com • IslandResorts.com • TourGuide.com
ZIP Codes	• 10013.com • 60614.com • 90210.com • 94123.com

Sales, Marketing & Business Development

As of December 31, 2005, we had 49 full-time employee equivalents in our sales department, 11 full-time employee equivalents in our business development department and 10 full-time employee equivalents in our marketing department. Our sales department focuses on adding new merchant advertisers to our operating businesses, while our business development department focuses on servicing existing distribution partnerships and selectively adding new distribution partners. Our marketing department focuses on promoting our services through affiliate relationships, press coverage, and industry exposure. Advertising and promotion of our services is broken into five main categories: direct sales, agency sales, super aggregator sales, online promotion, and referral agreements.

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

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering advertisements to our partners. We also combine third party licenses and hardware to create an operating environment that focuses on quality products and services, with such features as automated online customer purchasing, real-time customer support and interactive reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Intel, Microsoft, Sun Microsystems and Veritas. We also utilize public domain software such as Apache, Oracle, MySQL, Sun Microsystems Java and Tomcat.

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

In order to maintain a professional level of service and availability, we primarily rely upon third parties to provide hosting services, including hardware support and service, and network monitoring at various domestic and international locations. Our servers are configured for high availability and large volumes of Internet traffic and are located in leased third-party facilities. Back-end databases make use of redundant servers and data storage arrays. We also have standby servers that provide for additional capacity as necessary. The facilities housing our servers provide redundant HVAC, power and Internet connectivity.

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

We are also affected by the competition among destination Web sites that reach users or customers of search services. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as AOL, Google, Microsoft and Yahoo!, through its subsidiaries, dominate online user traffic. The online search industry continues to experience consolidation of major Web sites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination Web sites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

Direct Navigation

The direct navigation market is primarily categorized into two parts: (1) Web site owners, which are the entities that own the Internet domain and potentially monetize it through performance-based integrations with third parties, including pay-per-click integrations; and (2) Web site monetization providers, which are companies that provide the monetization engine for Web site owners, including pay-per-click providers. We believe that the segment of the direct navigation market that directly owns and monetizes Internet domains with performance-based advertising is highly fragmented, and that, as a result of the Name Development and Pike Street asset acquisitions, we are among the leaders in this segment.

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

Our technologies involve a combination of proprietary rights, owned and developed by us, commercially available software and hardware elements that are licensed or purchased by us from various providers, including Cisco, Dell, Oracle, Intel, Microsoft, Sun Microsystems and Veritas, and public domain software, such as Apache, Linux, MySQL, Sun Microsystems Java and Tomcat. We continue to develop additional technologies to update, supplement and replace existing components of the platform. We intend to protect these additional intellectual property rights through patent applications and trade secret enforcement.

Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. We currently do not have any registered patents. We have filed two patent applications with the U.S. Patent and Trademark Office for various aspects of our technologies and services, with the following titles, numbers and descriptions:

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

The status of any patent involves complex legal and factual questions. The scope of allowable claims is often uncertain. As a result, we cannot be sure that: (1) any patent application filed by us will result in a patent being issued; (2) that any patents issued in the future will afford adequate protection against competitors with similar technology; and (3) that the patents issued to us, if any, will not be infringed upon or designed around by others. Furthermore, the performance-based search advertising industry has been the subject of numerous patents and patent applications, which in turn has resulted in litigation. The outcome of this ongoing litigation or any future claims in this sector may adversely affect our business or financial prospects.

We have been issued registered trademarks in the United States covering certain goods and services for “Marchex,” “Direct Search Inclusion,” “goClick.com,” “Sitewise” and “TrafficLeader.” We have also applied for registered trademark status for “Enhance Interactive” in the United States. In addition, we have been issued registered trademarks for “Marchex” in Australia, Benelux, Canada, China, France, Germany, Hong Kong, Japan, Italy, Spain, Sweden, Republic of Korea, Russian Federation, Taiwan and the United Kingdom. We have also applied for registered trademark status for “Marchex” in a number of other foreign jurisdictions. We do not know whether we will be able to successfully defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

To resolve some of the current legal uncertainties, we expect new laws and regulations to be adopted that will be directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in use of the Internet in general.

Several new federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party Web sites that include materials that infringe copyrights or rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances. The foregoing legislation may impose significant additional costs on our business or subject us to additional liabilities, if we were not to comply fully with their terms, whether intentionally or not. If we did not meet the safe harbor requirements of the Digital Millennium Copyright Act, we could be exposed to copyright actions, which could be costly and time-consuming. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act impose fines and penalties to persons and operators that are not fully compliant with their requirements. The federal government could impose penalties on those parties that do not meet the full compliance practices of the Protection of Children from Sexual Predators Act. We intend to fully comply with the laws and regulations that govern our industry, and we employ internal resources and incur outside professional fees to establish, review and maintain policies and procedures to reduce the risk of noncompliance.

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

We post our privacy policy and practices concerning the use and disclosure of any user data on our relevant Web sites. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our businesses, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Employees

As of December 31, 2005, we employed a total of 260 full-time employee equivalents. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Web Site

Our web site, www.marchex.com, provides access, without charge, to our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our headquarters are located in Seattle, Washington and consist of approximately 11,400 square feet of leased office space (increasing to 26,788 square feet over the lease term). The lease term for this office space expires in December 2009. We also have facilities in Orem, Utah where we lease approximately 10,665 square feet of office space under a lease which expires in August 2008 and in Eugene, Oregon where we lease approximately 6,725 square feet of office space under a lease which expires in October 2006. We also lease additional office space in Seattle, Washington; Las Vegas, Nevada; and New York, New York. These leases represent an aggregate of approximately 22,653 square feet of additional office space with lease terms expiring between June 2006 and November 2010. Our information technology systems are hosted and maintained in third party facilities under collocation services agreements. See “Information Technology and Systems.”

We believe that our existing facilities, together with additional space we believe we can lease at reasonable market rates, are adequate for our near term business needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings. From time to time, however, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights, and a variety of claims arising in connection with our services.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of 2005 to a vote of security holders, through solicitation or proxies or otherwise.

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

	High	Low
Year ended December 31, 2004
First Quarter (Beginning March 31, 2004)	$8.88	$8.88
Second Quarter	$13.28	$9.50
Third Quarter	$13.35	$8.56
Fourth Quarter	$21.00	$12.40
Year ended December 31, 2005
First Quarter	$24.71	$16.63
Second Quarter	$18.44	$13.82
Third Quarter	$18.04	$13.67
Fourth Quarter	$25.66	$14.23

Holders

As of December 31, 2005, there were 37,149,655 shares of common stock outstanding that were held by 392 stockholders of record. Of these shares:

•	11,665,716 shares were issued as Class A common stock, and as of this date were held by 5 stockholders of record; and

•	25,483,939 shares were issued as Class B common stock, and as of this date were held by 387 stockholders of record.

Dividends

In February 2005, the Company closed its offering of 230,000 shares of 4.75% convertible exchangeable preferred stock with a liquidation preference of $250 per share. This amount includes the exercise by the Company’s underwriters of their over-allotment option to purchase 30,000 additional shares of preferred stock.

We currently pay cash dividends on the preferred stock at the annual rate of 4.75% per share. Dividends on the preferred stock are cumulative, meaning that if they are not paid they continue to accrue and must be paid prior to the payment of any dividends on our common stock.

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

Recent Sales of Unregistered Securities

We issued the following securities, none of which have been registered under the Securities Act of 1933, as amended (the “Act”) during the fourth quarter of 2005:

Certain warrants issued to the underwriters or their designees as compensation in connection with our initial public offering in April of 2004 were exercised for shares of stock (i) via cashless exercise resulting in the issuance of an aggregate of 6,543 shares of our Class B common stock and (ii) by cash payment of the exercise price of $8.45 per share resulting in the issuance of an aggregate of 8,000 shares of our Class B common stock. No underwriters were involved in these warrant exercises. Such sales and issuances of stock were made in reliance upon an exemption from the registration provisions of the Act set forth in Section 4(2) and Rule 506 of Regulation D thereof relative to the sale by an issuer not involving a public offering or the rules and regulations thereunder.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding shares of Class B common stock during the fourth quarter of 2005.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

We deliver vertical and local online traffic to merchant advertisers, and help publishers monetize traffic on their Web site(s). Our platform of performance-based advertising and search marketing services enables merchants to market their products or services across relevant online distribution points, including search engines, product shopping engines, vertical Web sites, and local Web sites; and enable publishers with merchant advertisers who are looking to market their products or services on the publisher search network, shopping network, or Web site, or a specific page of the publisher Web site.

We currently provide our merchant advertisers with the following technology-based services:

•	Feed Management. We leverage our proprietary technology to crawl and extract relevant product content from merchant advertisers’ databases and Web sites to create highly-targeted product and service listings, which we deliver into our distribution network. Our trusted feed relationships with our distribution partners enable merchant advertisers to deliver comprehensive and up-to-date product and service listings to some of the Web’s largest search engines, product shopping engines and directories.

•	Bid Management. We enable merchant advertisers to: (1) track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks using our bid management services; and (2) evaluate the effectiveness of online advertising campaigns using our conversion tracking and detailed reporting services.

•	Contextual Targeting. We sell advertising placement on specialized vertical and branded Web sites, and on specific sections of a Web site advertising listings on a bid-for-click basis. We also refer to this as site-specific contextual advertising. We believe this site-specific approach to contextual advertising allows publishers an opportunity to monetize the value of their own brand and traffic, and gives advertisers greater transparency and relevancy.

•	Pay-Per-Click Targeting. We deliver pay-per-click advertising listings that are reflective of our merchant advertisers’ products and services to online users in response to their keyword search queries. These pay-per-click listings are generally ordered in the search results based on the amount our merchant advertisers choose to pay for a targeted placement. These targeted listings are displayed to consumers and businesses through our distribution network of leading search engines, product shopping engines, directories and other Web sites. We also generate revenue from cost-per-action services, which occur when the online user is redirected from the Company web sites to a merchant advertiser web site and completes the specified action.

•	Natural Search Engine Optimization. We optimize key attributes of merchant advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines.

•

Outsourced Search Marketing Platforms. We support online marketing efforts of local businesses and SMEs (small and medium-sized enterprises) by providing super-aggregator partners, such as yellow page publishers and newspaper companies, with an outsourced platform of our performance-based advertising and search marketing technology services. Our outsourced platform allows super-aggregator partners to directly sell search marketing packages to their customers, such as yellow page or classified advertisers. Our outsourced platform for publishers, which is separate and distinct from the local platform, allows publishers to monetize their Web site(s) with their advertiser relationships. Our outsourced platforms are provided to super-aggregator partners and publishers allowing the partners and publishers to sell under their brand.

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

We currently have offices in Seattle, Washington; Orem, Utah; Eugene, Oregon; Las Vegas, Nevada; and New York City, New York.

Acquisitions

We have completed the following acquisitions during 2004 and 2005 which have been accounted for as business combinations.

goClick

In July 2004, we acquired goClick, a company focused on providing marketing technology and services for small merchants, for the following consideration:

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

Under the terms of the agreement, we acquired certain assets of Name Development, including its portfolio of Internet domains and Web sites, revenue-generating contracts, technology and systems for the operation of the

Name Development direct navigation business. We did not assume any other obligations with respect to Name Development as part of this asset acquisition.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2004 and 2005.

Revenue

We currently generate revenue through our suite of services, including our pay-per-click targeting, feed management, bid management, contextual targeting natural search optimization and outsourced search marketing services platforms.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, cost-per-action services and feed management services. These primary sources amounted to greater than 94% of our revenues in all periods presented. Our secondary sources of revenue are our bid campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 6% of our revenues in all periods presented. We have no barter transactions.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

Performance-Based Advertising Services

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

In providing contextual targeting services, merchant advertisers purchase keywords or keyword strings, based on an amount they choose for a targeted placement on vertically-focused Web sites or specific pages of a Web site that are specific to their products or services and their marketing objectives. The contextual results distributed by our services are prioritized for users by the amount the merchant advertiser is willing to pay each time a user clicks on the merchant’s advertisement and the relevance of the merchant’s advertisement, which is dictated by historical click-through rates. Merchant advertisers pay us when a click-through occurs on their advertisement.

In providing pay-per-click advertising services, we generate revenue upon our delivery of qualified and reported click-throughs to our merchant advertisers or advertising service providers’ listings. These merchant advertisers and advertising service providers pay us a designated transaction fee for each click-through, which occurs when an online user clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites, Internet domains or Web sites, and other targeted Web-based content. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from the Company Web sites to a merchant advertiser Web site and completes the specified action.

Search Marketing Services

Merchant advertisers pay us additional fees for services such as bid management and natural search engine optimization. Merchant advertisers generally pay us on a click-through basis, although in certain cases we receive a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select merchant advertisers. We may also charge initial set-up, account or inclusion fees as part of our services.

Banner advertising revenue may be based on a fixed fee per click and is generated and recognized on click-through activity. In other cases, banner payment terms are volume-based with revenue generated and recognized when impressions are delivered.

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

Outsourced Search Marketing Platforms

We generate revenue from super-aggregator partners and publishers utilizing our web-based technologies. We are paid a management or agency fee based on the total amount of the purchase made by the merchant advertiser. The partners or publishers engage the merchant advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the merchant advertisers. We recognize revenue for these fees under the net revenue recognition method.

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

User Acquisition Costs

For the periods presented the largest component of our service costs consists of user acquisition costs that relate primarily to payments to our distribution partners for access to their online user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their sites and indexes. The primary economic structure of our distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per click-through. Other economic structures that we may use to a lesser degree include:

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

Sales and Marketing

Sales and marketing expenses consist primarily of:

•	payroll and related expenses for personnel engaged in marketing and sales functions;

•	advertising and promotional expenditures including online and outside marketing activities; and

•	cost of systems used to sell to and serve merchant advertisers.

Product Development

Product development costs consist primarily of expenses incurred in the research and development, creation and enhancement of our Web sites and services.

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

Acquisition-Related Retention Consideration

Acquisition-related retention consideration results from our contingent, earnings-based payment obligation to certain employees of Enhance Interactive for 2004, pursuant to the terms of the merger agreement.

The contingent payment obligation was calculated based on the formula of 5.56% of Enhance Interactive’s earnings before taxes for each of the calendar years 2003 and 2004, up to a maximum payout cap of $1.0 million in the aggregate. All payments made under this obligation have been accounted for as compensation. For the year ended December 31, 2004, we recorded $499,000 in acquisition-related retention consideration. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration.

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

As of December 31, 2005, we had net operating loss, or NOL, carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

Initial Public Offering

On March 30, 2004, we commenced an initial public offering of 4.6 million shares of our Class B common stock. The closing of our initial public offering took place on April 5, 2004. The proceeds of our initial public offering, net of cash offering expenses, were approximately $27.2 million. In connection with our initial public offering, the underwriters were also granted warrants, exercisable over a four-year period commencing April 5, 2005 and ending April 5, 2009, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. All of the net proceeds have been used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations, working capital and other general corporate purposes.

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

Follow-on Public Offering

In February 2005, we closed a follow-on public offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. Net proceeds have been used to fund the Name Development asset acquisition, the Pike Street Industries asset acquisition, the IndustryBrains acquisition and for working capital and other general corporate purposes. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including for future acquisitions.

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

During 2005, the Company’s board of directors declared the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

	Per share		Total amount
Approval Date	dividend	Date of record	(in thousands)	Payment date
April 2005	$3.00	May 4, 2005	$690	May 16, 2005
July 2005	2.97	August 4, 2005	683	August 15, 2005
October 2005	2.97	November 4, 2005	683	November 15, 2005

In January 2006, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on February 15, 2006 to the holders of record as of the close of business on February 4, 2006. This quarterly dividend totaled approximately $662,000.

The preferred stock is convertible at the option of the holder at any time into shares of Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. During 2005, approximately 4,515 shares of preferred stock were converted at the option of the holders into approximately 46,071 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In January 2006, approximately 2,500 shares of preferred stock were converted at the option of the holders into approximately 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted approximately 80,848 shares of the Company’s preferred stock into approximately 824,978 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. The $970,000 will be reflected as a preferred stock dividend in the Company’s financial statements. Through March 16, 2006, approximately 142,137 shares of preferred stock remain outstanding following the conversions.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of December 31, 2005. The Debentures, if issued, will mature 25 years after the exchange date.

Comparison of the periods of the year ended December 31, 2004 (2004 period) to the year ended December 31, 2005 (2005 period)

Revenue. Revenue increased 117%, from $43.8 million for the 2004 period to $95.0 million in the same period in 2005. This increase was attributable to a $47.9 million increase in performance-based advertising services. Of this increase approximately 72% related to an increase in the average revenue per merchant advertiser, while approximately 28% related to an increase in the number of merchant advertisers. Approximately 63%, or $21.7 million, of the increase in the average revenue per merchant advertiser was due to an advertising services provider relationship initiated in 2005. Of the total revenue increase, $26.8 million is derived from more than 40 advertiser and advertising service provider relationships including the previously mentioned advertising services provider relationship and indirectly attributable to the Name Development and Pike Street asset acquisitions, including their portfolios of more than 100,000 Internet domain names. Of the total increase in revenue, $4.9 million was indirectly attributable to the acquisition of IndustryBrains in July 2005 and its merchant advertisers.

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

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs performed by users of our service, primarily through our distribution partners. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to maintain and grow our revenues will also depend in part on maintaining and growing our proprietary traffic sources and also maintaining and increasing the number and volume of transactions with merchant advertisers, which we believe is dependent in part on delivering high quality traffic that ultimately results in purchases or conversions for our merchant advertisers.

Expenses

Service Costs. Service costs increased 78% from $27.4 million in the 2004 period to $48.9 million in the same period in 2005. The increase was mainly attributable to an increase in payments to distribution partners of $14.9 million, an increase in personnel costs of $814,000, an increase in payment processing fees of $420,000, an increase in facility and other costs of $458,000, an increase in licenses and royalties of $2.3 million and an increase in registration fees and Internet domain amortization of $2.5 million.

Approximately $13.5 million of the total increase in service costs for the 2005 period was attributable to the July 2004 acquisition of goClick, which was included for a partial period in 2004, and the July 2005 acquisition of IndustryBrains, which was not included in the same period in 2004.

This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 63% of revenue in the 2004 period as compared to 51% in 2005. The 2005 decrease as a percentage of revenue in service costs as compared to the same period in 2004 was primarily a result of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars, since we anticipate expanding our operations.

Sales and Marketing. Sales and marketing expenses increased 127%, from $4.4 million in the 2004 period to $10.0 million in the same period in 2005. As a percentage of revenue, sales and marketing expenses were 10% and 11% for the 2004 and 2005 periods, respectively. The increase in dollars was related primarily to an increase in personnel costs of $1.4 million related primarily to an increase in the number of employees and an increase in online and outside marketing activities of $3.9 million. The remaining increase is related to increases in other operating costs arising from operations in multiple jurisdictions. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses increased 95%, from $2.3 million in the 2004 period to $4.5 million in the same period in 2005. As a percentage of revenue, product development expenses were 5% for both the 2004 and 2005 periods, respectively. The increase in dollars was primarily due to an increase in personnel costs of $1.7 million, primarily related to an increase in the number of employees, and travel, depreciation expense, and other operating costs of $440,000. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses increased 55%, from $4.1 million in the 2004 period to $6.4 million in the same period in 2005. The increase in dollars was primarily due to an increase in personnel costs of $1.3 million, an increase in professional services of $409,000, an increase in facilities related costs of $348,000, and by a net increase in travel, bad debt, and other costs of $55,000. As a percentage of revenue, general and administrative expenses were 9% for the 2004 period and 7% in the same period in 2005. As a percentage of revenue, the decrease in general and administrative expenses in 2005 as compared to 2004 was primarily a result of general and administrative expenses being compared to a larger revenue base. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

Acquisition-Related Retention Consideration. Acquisition-related retention consideration was $499,000 for the 2004 period and zero in the same period in 2005. The acquisition–related retention consideration was calculated as part of the contingent, earnings-based payment obligation to certain employees of Enhance Interactive and was equal to 5.56% of Enhance Interactive’s earnings before taxes in excess of $3.5 million for the 2004 period of which $499,000 was recorded as acquisition-related retention consideration including employer payroll-related taxes. We had accounted for the payment amount as compensation. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration.

Facility Relocation. In March 2004, we entered into a sublease agreement for new and larger office facilities in Seattle, Washington, and we relocated from our original office facilities also located in Seattle, Washington. In March 2004, we accrued lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities. The remaining lease obligations for the original facilities extend through June 30, 2006 and totaled $52,000 as of December 31, 2005. As of December 31, 2005, we estimate the net sublease income to be approximately $20,000 over the remaining life of the lease.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Stock-Based Compensation. The amortization of stock-based compensation increased 121%, from $891,000 in the 2004 period to $2.0 million in the same period in 2005. In the year ended December 31, 2005, the components of stock-based compensation were service costs of $4,500, sales and marketing of $1.1 million, product development of $29,000 and general and administrative of $830,000. Amounts in the 2004 period related primarily to the vesting of stock options granted to employees in which the exercise price was less than the fair market value at the date of grant and $407,000 related to restricted stock issued to employees for future services in connection with the acquisition of TrafficLeader. Amounts in the 2005 period related primarily to the effect of $1.7 million of stock-based compensation related to restricted stock issued to employees for future services in connection with the TrafficLeader and IndustryBrains acquisitions and the Pike Street asset acquisition net of forfeitures.

Amortization of Intangible Assets From Acquisitions. Intangible amortization expense increased 271%, from $5.0 million in the 2004 period to $18.4 million in the same period in 2005. The increase was associated with the July 2004 acquisition of goClick, the February 2005 Name Development asset acquisition, the April 2005 Pike Street asset acquisition and the July 2005 acquisition of IndustryBrains. During the 2005 period, the components of amortization of intangibles were service costs of $13.8 million, sales and marketing of $1.3 million and general and administrative of $3.4 million.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $77.6 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Other Income. Other income increased 521%, from $319,000 in the 2004 period to $2.0 million in the same period in 2005. The increase was primarily attributable to an increase in interest income of $1.7 million which was primarily a result of the impact of our follow-on public offering in February 2005 on the average cash balances in the 2005 period as well as an increase in rates realized on invested funds.

Income Taxes. The income tax expense in the 2004 period was $34,000 as compared to $2.9 million in the same period in 2005. The increase in income taxes was primarily the result of pretax income of $6.8 million in the 2005 period compared to a pretax loss of $700,000 in the same period in 2004.

In the 2004 period, the effective tax benefit of 5% differed from the expected effective rate of 34% primarily due to state income taxes and non-deductible stock compensation amounts. The effective rate was 43% in the 2005 period. This differed from the expected rate of 34% due to state income taxes, non-deductible stock compensation and other amounts.

During the 2004 and 2005 periods, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $444,000 and $3.2 million, respectively, which were recorded as credits to additional paid in capital.

Convertible Preferred Stock Dividends. The convertible preferred stock dividends during the 2005 period of $2.4 million are based upon the convertible preferred shares with a dividend rate of 4.75% issued in February 2005 net of conversions during the period.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock. The accretion to redemption value of preferred stock $420,000 in the 2004 and zero in the same period in 2005. The accretion to the redemption value recorded during the 2004 period is based upon 6,724,063 shares of Series A redeemable convertible preferred stock outstanding as of April 5, 2004 with a dividend rate of 8% per annum. All 6,724,063 shares of Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock upon the closing of the initial public offering on April 5, 2004.

Net Income (Loss) Applicable to Common Stockholders. Net income (loss) applicable to common stockholders increased from a net loss of $1.2 million in the 2004 period to a net income of $1.5 million in the 2005 period. The increase was primarily attributable to revenue increasing at a faster rate than service costs, sales and marketing, product development and general and administration expenses offset by convertible preferred dividends of $2.4 million. There was also a decrease in acquisition-related retention consideration of $499,000 and facility relocation of $200,000.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters and periods ended December 31, 2005, as well as such data expressed as a percentage of our revenues for the periods presented. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

	Quarter ended
	Mar 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004	Mar 31, 2005	June 30, 2005	Sept 30, 2005	Dec 31, 2005
Consolidated Statement of Operations Data:
Revenue	$7,601,911	$8,865,178	$12,215,835	$15,121,348	$18,395,983	$21,168,022	$25,627,677	$29,804,165

Expenses:
Service costs (1)	4,779,575	5,743,815	7,619,496	9,307,052	10,668,907	10,738,628	13,411,378	14,078,413
Sales and marketing (1)	1,009,972	1,030,710	1,156,314	1,217,047	1,324,986	1,543,895	2,759,826	4,390,150
Product development (1)	505,535	528,306	602,478	655,111	774,549	1,290,545	1,164,152	1,236,517
General and administrative (1)	694,748	846,680	1,072,505	1,497,611	1,452,034	1,473,561	1,494,080	1,944,898
Acquisition-related retention consideration (2)	132,936	122,724	119,198	124,222	—	—	—	—
Facility relocation	230,459	—	(30,499)	—	—	—	—	—
Stock-based compensation (3)	360,764	235,234	125,405	169,117	146,538	497,169	557,958	770,142
Amortization of intangible assets from acquisitions (4)	1,034,868	1,034,643	1,404,464	1,491,527	3,083,157	4,949,651	5,191,699	5,204,501

Total operating expenses	8,748,857	9,542,112	12,069,361	14,461,687	17,450,171	20,493,449	24,579,093	27,624,621

Gain on sales of intangible assets, net	—	—	—	—	—	—	—	997

Income (loss) from operations	(1,146,946)	(676,934)	146,474	659,661	945,812	674,573	1,048,584	2,180,541

Other income (expense):
Interest income	11,016	70,329	82,462	101,546	268,383	587,973	533,976	591,890
Interest expense	(325)	(1,488)	(1,915)	(1,926)	(1,860)	(1,600)	(1,933)	(2,070)
Adjustment to fair value of redemption obligation	55,250	—	—	—	—	—	—	—
Other	3,644	—	—	—	4,000	—	—	—

Total other income	69,585	68,841	80,547	99,620	270,523	586,373	532,043	589,820

Income (loss) before provision for income taxes	(1,077,361)	(608,093)	227,021	759,281	1,216,335	1,260,946	1,580,627	2,770,361
Income tax expense (benefit)	(53,700)	(147,103)	82,787	151,957	478,933	470,656	871,277	1,099,597

Net income (loss)	(1,023,661)	(460,990)	144,234	607,324	737,402	790,290	709,350	1,670,764
Convertible preferred stock dividends	—	—	—	—	348,993	682,813	682,813	691,161
Accretion to redemption value of redeemable convertible preferred stock	402,679	17,751	—	—	—	—	—	—

Net income (loss) applicable to common stockholders	$(1,426,340)	$(478,741)	$144,234	$607,324	$388,409	$107,477	$26,537	$979,603

(1) Excludes acquisition-related consideration, stock-based compensation and amortization of intangible assets
(2) Components of acquisition-related retention consideration:
Service costs	$15,826	$14,604	$14,185	$71,970	$—	$—	$—	$—
Sales and marketing	45,175	41,726	40,503	77,124	—	—	—	—
Product development	48,916	45,162	43,865	(1,996)	—	—	—	—
General and administrative	23,019	21,232	20,645	(22,876)	—	—	—	—
(3) Components of stock-based compensation:
Service costs	$4,050	$2,250	$2,250	$2,250	$1,800	$132,834	$(131,034)	$900
Sales and marketing	67,546	49,042	7,573	31,573	29,507	285,924	437,983	354,766
Product development	21,902	12,675	12,653	12,653	10,665	137,985	(125,895)	6,040
General and administrative	267,266	171,267	102,929	122,641	104,566	(59,574)	376,904	408,436
(4) Components of amortization of acquired intangible assets from acquisitions:
Servicecosts	$734,868	$734,643	$978,389	$1,072,977	$2,393,425	$3,890,299	$3,795,373	$3,704,501
Sales and marketing	162,500	162,500	207,527	168,550	120,833	204,722	448,611	520,834
General and administrative	137,500	137,500	218,548	250,000	568,899	854,630	947,715	979,166

	Quarter ended
	Mar 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004	Mar 31, 2005	June 30, 2005	Sept 30, 2005	Dec 31, 2005
Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	62.9	64.8	62.4	61.5	58.0	50.7	52.3	47.2
Sales and marketing	13.3	11.6	9.5	8.0	7.2	7.3	10.8	14.7
Product development	6.7	6.0	4.9	4.3	4.2	6.1	4.5	4.1
General and administrative	9.1	9.6	8.8	9.9	7.9	7.0	5.8	6.5
Acquisition-related retention consideration	1.7	1.4	1.0	0.8	—	—	—	—
Facility relocation	3.0	—	(0.2)	—	—	—	—	—
Stock-based compensation	4.7	2.7	1.0	1.1	0.8	2.3	2.2	2.6
Amortization of intangible assets from acquisitions	13.6	11.7	11.5	9.9	16.8	23.4	20.3	17.5

Total operating expenses	115.1	107.6	98.8	95.6	94.9	96.8	95.9	92.7

Gain on sales of intangible assets, net	—	—	—	—	—	—	—	0.0
Income (loss) from operations	(15.1)	(7.6)	1.2	4.4	5.1	3.2	4.1	7.3

Other income (expense):
Interest income	0.1	0.8	0.7	0.7	1.5	2.8	2.1	2.0
Interest expense	—	—	—	—	—	—	—	—
Adjustment to fair value of redemption obligation	— 0.7	— —	— —	— —	— —	— —	— —	— —
Other	—	—	—	—	—	—	—	—

Total other income	0.9	0.8	0.7	0.7	1.5	2.8	2.1	2.0

Income (loss) before provision for income taxes	(14.2)	(6.9)	1.9	5.0	6.6	6.0	6.2	9.3
Income tax expense (benefit)	(0.7)	(1.7)	0.7	1.0	2.6	2.2	3.4	3.7

Net income (loss)	(13.5)	(5.2)	1.2	4.0	4.0	3.8	2.8	5.6
Convertible preferred stock dividends	—	—	—	—	1.9	3.2	2.7	2.3
Accretion to redemption value of redeemable convertible preferred stock	5.3	0.2	—	—	—	—	—	—

Net income (loss) applicable to common stockholders	(18.8)	(5.4)	1.2	4.0	2.1	0.6	0.1	3.3

Liquidity and Capital Resources

On April 5, 2004, we completed our initial public offering of 4.6 million shares of Class B common stock. The proceeds received in the second quarter of fiscal year 2004 from the stock offering, net of cash offering expenses and underwriter discounts, were $27.2 million. All of the net proceeds have been used to pay for product and business development, acquisitions and strategic relationships, capital expenditures, personnel, facilities, earn-out obligations, working capital and other general corporate purposes. On April 5, 2004, all of our outstanding shares of Series A redeemable convertible preferred stock, with a value of $21.8 million, were automatically converted into Class B common stock in connection with the closing of our initial public offering and are now included as components of stockholders’ equity.

In February 2005, we closed a follow-on offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. Concurrent with the close of our offerings, we completed the acquisition of certain assets of Name Development, a corporation operating in the direct navigation market, for purchase consideration of $164.4 million, including approximately $155.6 million in cash and estimated acquisition costs and approximately 419,659 shares of our Class B common stock valued (for accounting purposes) at an aggregate amount of approximately $8.8 million. Net proceeds have been used to fund the Name Development asset acquisition, the Pike Street asset acquisition and the IndustryBrains acquisition and for working capital and other general corporate purposes. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including for future acquisitions.

As of December 31, 2005, we had cash and cash equivalents of $63.1 million. As of December 31, 2005, we had contractual obligations of $4.7 million of which $3.6 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, tax benefit from stock options, facility relocation amounts, deferred income taxes and changes in working capital. Cash provided by operating activities for the year ended December 31, 2005 of approximately $17.5 million consisted primarily of net income of $3.9 million adjusted for non-cash items of $26.8 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes and income tax benefit related to stock options and approximately $13.3 million used in working capital, other activities and for increases in restricted cash for credit card authorization agencies. Cash provided by operating activities for the year ended December 31, 2004 of approximately $3.7 million consisted primarily of a net loss of $733,000 adjusted for non-cash items of $6.5 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, and income tax benefit related to stock options and approximately $2.0 million used by working capital, and other activities.

With respect to a significant portion of our pay-per-click advertising services, we receive payment prior to our delivery of related click-throughs. Our corresponding payments to the distribution partners who provide placement for the listings are generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the 2004 and 2005 periods.

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

Cash used in investing activities for the year ended December 31, 2005 of approximately $208.9 million was primarily attributable to the payment of the Name Development asset acquisition for approximately $155.5 million, the payment of the Pike Street asset acquisition for approximately $12.8 million, the payment of the IndustryBrains acquisition for approximately $16.1 million which is net of cash acquired of $1.1 million, the 2004 Enhance Interactive earn-out consideration payment of $5.7 million, purchases for Internet domain names or Web sites of approximately $12.6 million, payment for a prepaid license of $4.5 million and net purchases for property and equipment of $2.5 million offset by proceeds of $942,000 from the sales of intangible assets. Cash used in investing activities for the 2004 period of approximately $12.5 million was primarily attributable to the payment of the goClick acquisition for approximately $7.5 million net of cash acquired, the 2003 Enhance earn-out consideration payment of approximately $3.2 million, purchases of property and equipment of $1.0 million, and purchases of Internet domain names or Web sites of approximately $697,000.

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

Cash provided by financing activities for the year ended December 31, 2005 of approximately $229.6 million was primarily attributable to net proceeds from the follow-on offering in February 2005 of approximately $229.4 million, net proceeds of approximately $2.2 million from the sale of stock through employee stock options and employee stock purchase plan offset by preferred dividend payments of $2.1 million. Cash provided by financing activities for the year ended December 31, 2004 of approximately $27.7 million was primarily attributable to net proceeds from our initial public offering.

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

The following table summarizes our contractual obligations as of December 31, 2005, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$3,550,728	$1,118,658	$1,631,315	$800,755
Capital leases	70,660	18,337	36,674	15,649
Other contractual obligations	1,044,469	883,149	145,320	16,000

Total contractual obligations (1),(2),(3)	$4,665,857	$2,020,144	$1,813,309	$832,404

(1)	In February 2005 we entered into (i) a new master agreement with Overture with respect to our direct navigation business, and (ii) a license agreement with Overture with respect to certain of Overture’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs. The royalty payments are not included in the above schedule.

(2)	Under the terms of the preferred stock offering in February 2005, we have a quarterly dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments.

(3)	From January 1, 2006 through March 29, 2006, the Company incurred other contractual obligations related to minimum contractual payments due to distribution partners totaling approximately $796,000. These commitments relate to 2006 and 2007 and are not included in the above table.

During 2005, we paid approximately $12.6 million for the purchase of additional Internet domains or Web sites. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our presence in the field of direct navigation.

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

We will have an annual dividend payment obligation under the terms of the preferred stock of $1.7 million based upon approximately 142,037 convertible preferred shares outstanding as of March 16, 2006. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share.

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

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to merchant advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, feed management services, and cost-per-action services. For pay-per-click listing and feed management services, revenue is recognized upon our delivery of qualified and reported click-throughs to our merchant advertisers or advertising service providers’ listing which occurs when an online user clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from the Company Web sites to an advertiser Web site and completes the specified action. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

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

No impairment of significance of our intangible assets has been indicated to date. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased.

As a result of the significance of the goodwill and intangible asset carrying values, any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Stock-Based Compensation

Our stock-based compensation plan is described more fully in Note 1(m) to the consolidated financial statements. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB 25 issued in March 2000, to account for our employee stock options. Under this method, employee compensation expense is recorded on the date of grant only if the fair market value of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.

As allowed by SFAS 123, we have elected to continue to apply the intrinsic value-based method of accounting described above for options granted to employees, and have adopted the disclosure requirements of SFAS 123. We recognize compensation expense over the vesting period utilizing the accelerated methodology described in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” We account for non-employee stock-based compensation in accordance with SFAS 123 and EITF No. 96-18.

We used variable plan accounting to account for options to purchase 125,000 shares of our Class B common stock issued under our stock incentive plan that were held in escrow as security for the indemnification obligations under the Enhance Interactive merger agreement. These options were subject to forfeiture, until the expiration of the escrow period which was February 28, 2004, and, accordingly, we were required to record a compensation charge on a quarterly basis, which lowered our earnings. Under variable plan accounting, compensation expense is measured quarterly as the amount by which the fair market value of the shares of our Class B common stock covered by the option grant exceeds the exercise price and is recognized over the option’s vesting period. Increases or decreases in the fair market value of our Class B common stock between the date of grant and the date of exercise result in a corresponding increase or decrease in the measure of compensation expense. The amount of stock-based compensation recognized was derived based upon our determination of the fair value of our Class B common stock. We determined the fair value of our Class B common stock based upon a variety of factors, including our operating performance, issuance of our convertible preferred stock, liquidation preference of our preferred stock, and valuations of other publicly-traded companies.

The amount of compensation expense actually recognized in future periods could be lower than currently anticipated if unvested stock options for which deferred compensation has been recorded are forfeited. In addition, if we used different assumptions to determine the deemed fair value of our Class B common stock, we could have reported materially different amounts of stock-based compensation. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the date of grant. Recent changes to applicable accounting standards will require us to record the fair value of options as an expense commencing January 1, 2006. If we had estimated the fair value of options on the date of grant using a Black-Scholes pricing model, and then amortized this estimated fair value over the vesting period of the options, our net income (loss) would have been adversely affected. See Note 1(m) – “Stock Option Plan” and Note 1(s) – “Recently Issued Accounting Standards” of the notes to our consolidated financial statements and elsewhere in this Form 10-KSB for a discussion of how our net income (loss) would be adversely affected.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123-R (SFAS 123R), Share-Based Payment, which replaces SFAS No. 123 (SFAS 123) and supersedes APB Opinion No. 25 (APB 25). As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

We adopted the provisions of SFAS 123R on January 1, 2006. Thus, our consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. See Note 1(m), “Stock Option Plan” for the pro forma net income (loss) and net income (loss) per share amounts, for the year ended December 31, 2004 and 2005, as if we had applied the fair value recognition provisions of SFAS 123 to measure compensation cost for employee stock incentive awards. Upon adoption during the quarter ended March 31, 2006, we will recognize stock-based compensation using the modified prospective method and expect the adoption to have a material adverse impact on our consolidated financial statements. The magnitude of this impact will depend on a number of factors, including the timing and magnitude of new stock awards, the number and type of new awards, changes in the market price or volatility of our Class B common stock and preferred stock, as well as unanticipated changes in our workforce.

We will recognize stock-based compensation after the date of adoption of SFAS 123R using the straight-line method for all stock awards issued after January 1, 2006, which will result in the recognition of less stock-based compensation over at least the next several years compared to that which would have been recognized had we continued to use the accelerated method.

SFAS 123R requires that the deferred stock-based compensation on our consolidated statement of stockholders’ equity on the date of adoption be netted against paid-in capital. At December 31, 2005, we had $3.0 million of deferred stock-based compensation on our consolidated statement of stockholders’ equity.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005 and presented as tax benefits from stock-based award activity on the accompanying consolidated statements of cash flows. This requirement will likely significantly reduce and increase the amounts we record as net cash provided by operating activities and net cash provided by financing activities, respectively. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. In accordance with this Bulletin, effective January 1, 2006 we will no longer present stock-based compensation separately on our statements of income. Instead we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). The new statement changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.

RISK FACTORS

Risks Relating to Our Company

Our limited operating history makes evaluation of our business difficult.

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003, TrafficLeader in October 2003 and goClick in July 2004. In February and April 2005, we completed the acquisitions of certain assets of Name Development and Pike Street Industries, respectively. In July 2005 we completed the acquisition of IndustryBrains.

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

We had an accumulated deficit of $2.8 million as of December 31, 2005. While we recently achieved profitability, we may not be able to sustain it. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, and acquiring additional businesses. In addition, commencing January 1, 2006, we are required to expense the fair value of stock options granted.

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business. Yahoo! is also a significant customer.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our merchant listings. Yahoo! Search Marketing is our largest distribution partner and delivers traffic to our merchant listings which collectively represents approximately 11% of our total revenue for the year ended December 31, 2005. Separately, Yahoo! Search Marketing was responsible for 23% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short- or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower traffic or less favorable variable payment terms from any one of these distribution relationships could have an adverse effect on our revenue, and the loss of any one large distribution partner could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising on the Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the online advertising outlets with the most user traffic. According to the comScore Media Metrix qSearch report for November 2005, Yahoo! Search accounted for 30% of the online searches in the United States and Google accounted for 40%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of merchant advertisements and cost of placement. In addition, many participants in the performance- based advertising and search marketing industries control significant portions of the traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

We are dependent upon the quality of traffic in our network to provide value to our merchant advertisers, and any failure in our quality control could have a material adverse effect on the value of our services to our merchant advertisers and adversely affect our revenues.

We utilize certain monitoring processes with respect to the quality of the traffic that we deliver to our merchant advertisers. Among the factors we seek to monitor are sources and causes of low quality clicks such as non-human processes, including robots, spiders or other software, the mechanical automation of clicking, and other types of invalid clicks, click fraud, or click spam, the purpose of which is something other than to view the underlying content. Additionally, we also seek to identify other indicators which may suggest that a user may not be targeted by or desirable to our merchant advertisers. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic or traffic that is deemed to be less valuable by our merchant advertisers will be delivered to such merchant advertisers, which may be detrimental to those relationships. Low-quality traffic may further prevent us from growing our base of merchant advertisers and cause us to lose relationships with existing merchant advertisers which could adversely affect our revenues.

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

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future, including:

•	In February 2005, we entered into agreements with Overture, pursuant to which we paid $4.5 million in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based on 3.0% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016.

•	We are obligated to pay quarterly dividends to the holders of preferred stock at an annual rate of $11.875 per preferred share. There are currently approximately 142,137 shares of preferred stock outstanding following the conversions into shares of Class B common stock that have occurred to date.

•	If debentures are issued upon exchange of the preferred stock, we will become obligated to make interest payments to the holders of the debentures.

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

Further, as of December 31, 2005, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 89% of the combined voting power of our outstanding capital stock excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

Accounting for employee stock options using the fair value method could significantly reduce our net income.

We adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) on January 1, 2006. Thus, our future consolidated financial statements will reflect the fair value of stock options granted to employees as a compensation expense, which will likely have a significant adverse impact on our results of operations and net income per share. We rely heavily on stock options to compensate existing employees and to attract new employees. If we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace. In order to prevent any net decrease in their overall compensation packages, we may choose to make corresponding increases in the cash compensation or other incentives we pay to existing and new employees. Any increases in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might cause our GAAP profits to decline. Any of these effects might cause the market price of our Class B common stock and preferred stock to decline.

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

Factors that could affect our ability to achieve these benefits include:

•	A significant amount of revenue attributed to our domain name assets comes through our agreement with Yahoo! and its subsidiaries. Under our agreement, Yahoo! has certain limited exclusive and preferential rights with respect to the commercialization of these domain names and Web sites through paid listings. Yahoo! controls the delivery of a portion of the paid listings to these domain names and Web sites. As a result, the monetization of these Web sites will initially be largely dependent on the revenue from the paid listings allocated by Yahoo! and its subsidiaries to these Web sites. This allocation may depend on Yahoo!’s advertiser base, internal policies in effect from time to time, perceived quality of traffic, origin of traffic, history of performance and conversion, technical and network changes made by Yahoo!, among many factors and determinations which may or may not be controlled by us or known to us.

•	We will need to continue to acquire commercially valuable Internet domain names to grow our presence in the field of direct navigation. We will need to continuously improve our technologies to acquire valuable Internet domain names as competition in the marketplace for appropriate Internet domain names intensifies. Our domain name acquisition efforts are subject to rules and guidelines established by registries which maintain Internet domain name registrations and the registrars which process and facilitate Internet domain name registrations. The registries and registrars may change the rules and guidelines for acquiring Internet domains in ways that may prove detrimental to our domain acquisition efforts.

•	The business of direct navigation is dependent on current technologies and user practices. If browser or search technologies were to change significantly, the practice of direct navigation may be altered to our disadvantage.

•	Some of our existing distribution partners may perceive direct navigation as a competitive threat and therefore may decide to terminate their agreements with us because of our recent acquisitions of a substantial number of Internet domain names.

•	We intend to apply our technology and expertise to geography-specific Web sites that we believe are under-commercialized and not yet mature from a monetization perspective. However, if the current disparities in traffic and monetization of such search terms do not narrow in a favorable way, we may expend significant company resources on business efforts that do not realize the results we anticipate.

If the acquired assets are not integrated into our business as we anticipate, we may not be able to achieve these benefits or realize the value paid for the asset acquisitions, which could materially harm our business, financial condition and results of operations.

We do not control the means by which users access our direct navigation Web sites, and material changes to current navigation practices or technologies or marketing practices or significant increases in our marketing costs could result in a material adverse effect on our business.

The success of our direct navigation business depends in large part upon consumer access to our direct navigation Web sites. Consumers access our Web sites primarily through the following methods: directly accessing our Web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our Web sites by clicking on bookmarked Web sites; and accessing our Web sites through search engines and directories.

Each of these methods requires the use of a third party product or service, such as an Internet browser or search engine or directory. Internet browsers may provide alternatives to the URL address box to locate Web sites, and search engines may from time to time change and establish rules regarding the indexing and optimization of Web sites. We may also purchase traffic to certain Web sites from search engines as part of our marketing efforts. Historically, we have purchased traffic to certain Web sites from less than five leading search engines. Product developments and market practices for these means of access to our Web sites are not within our control. We may experience a decline in traffic to our Web sites if third party browser technologies or search engine methodologies and rules, including those affecting marketing efforts, are changed to our disadvantage. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid-listings escalate. Any of these changes could have a material adverse effect on our business.

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

The Name Development business includes the registrations of thousands of Internet domain names both in the United States and internationally. Name Development acquired previously-owned Internet domain names that had expired and had been offered for sale by Internet domain name registrars following the period of permitted reclamation by their prior owners. Furthermore, we have separately acquired and intend to continue to acquire in the future additional previously-owned Internet domain names, including in connection with the Pike Street asset acquisition.

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

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in six main areas:

•	sales to merchant advertisers of pay-per-click services;

•	sales to merchant advertisers of feed management services;

•	aggregation or optimization of online advertising for distribution through search engines, product shopping engines, directories, Web sites or other outlets;

•	delivery of online advertising to end users or customers of merchants through destination Web sites or other distribution outlets;

•	services and outsourcing of technologies that allow merchants to manage their advertising campaigns across multiple networks and track the success of these campaigns; and

•	third party domain monetization.

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

If we are not able to respond to the rapid technological change characteristic of our industry, our products and services may cease to be competitive.

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

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;

•	failure of the individual networking infrastructures of our merchant advertisers and distribution partners to alleviate potential overloading and delayed response times;

•	a decision by merchant advertisers and consumers to spend more of their marketing dollars in offline areas;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

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

Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet through the application of new or existing federal, state and international laws. Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state levels have enacted and are considering various laws and regulations relating to the Internet. Individual states may also enact stricter consumer legislation that affects the conduct of our business.

Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. For example, as a result of the actions of merchant advertisers in our network, we may be subject to the application of existing laws and regulations relating to a wide variety of issues such as privacy, gambling, sweepstakes, promotions, financial market regulation, and intellectual property ownership and infringement. In addition, existing laws that regulate or require licenses or permits for certain businesses of merchant advertisers may be unclear in their application to our business, including those related to insurance and securities brokerage, law offices and pharmacies. Our business may be negatively affected by a variety of new or existing laws and regulations, which may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet. The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business. The existing federal laws include, among others:

•	The Digital Millennium Copyright Act and its related safe harbors are intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others.

•	The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children, and they impose additional restrictions on the ability of online services to collect user information from minors.

•	The Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	The CAN-SPAM Act of 2003 and certain state laws are intended to impose limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

•	The Electronic Communications Privacy Act is intended to protect the privacy of e-mail and other electronic communications.

•	The Computer Fraud and Abuse Act and certain federal and state laws are intended to protect computer users from acts which may be viewed as a violation of privacy.

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

We may also be subject to costs and liabilities with respect to privacy issues. Several Internet companies have incurred costs and paid penalties for violating their privacy policies. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers of unauthorized access to computerized sensitive personal information. Further, it is anticipated that new legislation will be adopted by federal and state governments with respect to user privacy. Such legislation could negatively affect our business.

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

The trading prices of our Class B common stock and preferred stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq National Market ranged from $8.56 to $25.66 per share through December 31, 2005. Since our February 2005 follow-on offering, the closing sale price of our preferred stock on the Nasdaq National Market ranged from $164.00 to $267.00 per share through December 31, 2005. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with acquisitions;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners or merchant advertisers;

•	changes in earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies;

•	changes in our industry and the overall economic environment;

•	volume of shares of Class B common stock available for public sale, including on conversion of Class A common stock and preferred stock or upon exercise of stock options;

•	sales of stock by us or by our stockholders, including sales by certain of our executive officers and directors pursuant to written pre-determined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934; and

•	short sales, hedging and other derivative transactions on shares of our Class B common stock and preferred stock.

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

As of December 31, 2005, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 96% of the outstanding shares of our Class A common stock, which shares represented 88% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 89% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

Further, as long as these founding executive officers have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founding executive officers will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founding executive officers to control our company may result in our Class B common stock and preferred stock trading at a price lower than the price at which such stock would trade if these founding executive officers did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock and preferred stock.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Our certificate of incorporation, as amended, our by-laws and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Class B common stock and preferred stock. The following are examples of such provisions in our certificate of incorporation, as amended, or our by-laws:

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

Conversion of our convertible preferred stock has and will dilute the interests of our existing Class B common stockholders.

The conversion of some or all of the preferred stock has and will dilute the interests of our existing Class B common stockholders. Sales in the public market of shares of Class B common stock issued upon conversion may apply downward pressure on the prevailing market price. In addition, the mere issuance of the preferred stock represents a future issuance, and perhaps a future sale, of our Class B common stock to be acquired upon conversion, which could depress trading prices for our Class B common stock.

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

An active trading market for the preferred stock has not fully developed and as a result, the market price and liquidity of the preferred stock will be adversely affected. Even if an active trading market for the preferred stock were to develop, the preferred stock could trade for less than the public offering price, depending on many factors, including prevailing interest rates, our operating results and the markets for similar securities, and such active trading market could cease to continue at any time. In addition, if the preferred stock is exchanged for debentures, we are not obligated to list the debentures and cannot assure you that a market for the debentures will develop.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheet of Marchex, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries, as of December 31, 2005 and results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington

March 29, 2006

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$63,090,941
Accounts receivable, net	14,401,814
Prepaid expenses and other current assets	1,818,211
Refundable taxes	3,835,542
Deferred income tax assets	428,855

Total current assets	83,575,363
Property and equipment, net	3,402,262
Deferred tax assets	—
Intangible and other assets, net	15,447,504
Goodwill	180,637,076
Intangible assets from acquisitions, net	51,346,944

Total assets	$334,409,149

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,258,423
Accrued expenses and other current liabilities	1,755,970
Deferred revenue	2,291,374

Total current liabilities	13,305,767
Deferred income tax liabilities	397,481
Other non-current liabilities	92,309

Total liabilities	13,795,557

Commitments, contingencies, and subsequent events

Stockholders’ equity:
Convertible preferred stock, $.01 par value: 1,000,000 shares authorized; 225,485 shares issued and outstanding at December 31, 2005
Aggregate liquidation preference - $56,720,830	54,121,678
Common stock, $.01 par value. Authorized 137,500,000 shares;
Class A: 12,500,000 shares authorized; 11,928,216 issued and 11,665,716 shares outstanding at December 31, 2005	119,282
Class B: 125,000,000 shares authorized; 25,617,249 issued and 25,483,939 outstanding at December 31, 2005, including 293,171 of restricted stock at December 31, 2005	254,839
Additional paid-in capital	271,949,963
Deferred stock-based compensation	(3,042,016)
Accumulated deficit	(2,790,154)

Total stockholders’ equity	320,613,592

Total liabilities and stockholders’ equity	$334,409,149

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31, 2004	Year ended December 31, 2005
Revenue	$43,804,272	$94,995,847

Expenses:
Service costs (1)	27,449,938	48,897,326
Sales and marketing (1)	4,414,043	10,018,857
Product development (1)	2,291,430	4,465,763
General and administrative (1)	4,111,544	6,364,573
Acquisition-related retention consideration (2)	499,080	—
Facility relocation	199,960	—
Stock-based compensation (3)	890,520	1,971,807
Amortization of intangible assets from acquisitions (4)	4,965,503	18,429,008

Total operating expenses	44,822,018	90,147,334
Gain on sales of intangible assets, net	—	997

Income (loss) from operations	(1,017,746)	4,849,510
Other income (expense):
Interest income	265,354	1,982,222
Interest expense	(5,654)	(7,463)
Adjustment to fair value of redemption obligation	55,250	—
Other	3,644	4,000

Total other income	318,594	1,978,759

Income (loss) before provision for income taxes	(699,152)	6,828,269
Income tax expense	33,941	2,920,463

Net income (loss)	(733,093)	3,907,806
Convertible preferred stock dividends	—	2,405,780
Accretion to redemption value of redeemable convertible preferred stock	420,430	—

Net income (loss) applicable to common stockholders	$(1,153,523)	$1,502,026

Basic net income (loss) per share applicable to common stockholders	$(0.05)	$0.04
Diluted net income (loss) per share applicable to common stockholders	$(0.05)	$0.04
Shares used to calculate basic net income (loss) per share applicable to common stockholders	22,087,503	34,564,790
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	22,087,503	36,907,633
(1) Excludes acquisition-related retention consideration, stock-based compensation and amortization of intangible assets from acquisitions
(2) Components of acquisition-related retention consideration:
Service costs	$116,585	$—
Sales and marketing	204,528	—
Product development	135,947	—
General and administrative	42,020	—
(3) Components of stock-based compensation:
Service costs	$10,800	$4,500
Sales and marketing	155,734	1,108,180
Product development	59,883	28,795
General and administrative	664,103	830,332
(4) Components of amortization of intangible assets from acquisitions:
Service costs	$3,520,878	$13,783,598
Sales and marketing	701,077	1,295,000
General and administrative	743,548	3,350,410

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2003	—	$—	11,987,500	$122,500	1,567,500	$15,675	$6,716,734	$(1,532,340)	$(3,488,237)	$1,834,332
Issuance of common stock upon exercise of stock options	—	—	—	—	159,622	1,596	175,090	—	—	176,686
Income tax benefits of option exercises	—	—	—	—	—	—	444,161	—	—	444,161
Issuance of common stock under employee stock purchase plan	—	—	—	—	26,735	267	242,153	—	—	242,420
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	4,600,000	46,000	27,190,288	—	—	27,236,288
Conversion of Series A redeemable preferred stock to common stock in connection with initial public offering	—	—	—	—	6,724,063	67,241	21,793,591	—	—	21,860,832
Issuance of common stock in connection with acquisition	—	—	—	—	433,541	4,336	4,135,980	—	—	4,140,316
Stock compensation from options	—	—	—	—	—	—	(120,000)	1,010,520	—	890,520
Net loss	—	—	—	—	—	—	—	—	(733,093)	(733,093)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(420,430)	(420,430)

Balances at December 31, 2004	—	$—	11,987,500	$122,500	13,511,461	$135,115	$60,577,997	$(521,820)	$(4,641,760)	$55,672,032

Issuance of common stock upon exercise of stock options	—	—	—	—	618,336	6,183	1,973,346	—	—	1,979,529
Income tax benefits of option exercises	—	—	—	—	—	—	3,197,684	—	—	3,197,684
Issuance of common stock under employee stock purchase plan	—	—	—	—	17,280	173	239,983	—	—	240,156
Issuance of common stock upon exercise of warrants	—	—	—	—	62,551	625	66,975	—	—	67,600
Issuance of convertible preferred stock and common stock in public offering, net of issuance costs	230,000	55,205,369	—	—	9,200,000	92,000	174,041,427	—	—	229,338,796
Issuance of common stock in connection with acquisitions	—	—	—	—	1,450,453	14,504	26,281,224	—	—	26,295,728
Issuance of restricted common stock for services at time of acquisitions	—	—	—	—	389,313	3,893	6,582,567	(6,586,460)	—	—
Conversion of convertible preferred stock to Class B common stock	(4,515)	(1,083,691)	—	—	46,071	461	1,083,217	—	—	(13)
Conversion of Class A common stock to Class B common stock	—	—	(321,784)	(3,218)	321,784	3,218	—	—	—	—
Purchase of unvested restricted stock	—	—	—	—	(133,310)	(1,333)	—	—	—	(1,333)
Stock compensation from options and restricted stock, net	—	—	—	—	—	—	(2,094,457)	4,066,264	—	1,971,807
Net income	—	—	—	—	—	—	—	—	3,907,806	3,907,806
Convertible preferred stock dividends	—	—	—	—	—	—	—	—	(2,056,200)	(2,056,200)

Balances at December 31, 2005	225,485	$54,121,678	11,665,716	$119,282	25,483,939	$254,839	$271,949,963	$(3,042,016)	$(2,790,154)	$320,613,592

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31, 2004	Year ended December 31, 2005
Net income (loss)	$(733,093)	$3,907,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	5,659,300	22,713,193
Adjustment to fair value of redemption obligation	(55,250)	—
Facility relocation costs (recoveries)	118,565	(58,406)
Gain on sales of fixed assets	—	(4,000)
Gain on sales of intangible assets	—	(997)
Allowance for doubtful accounts and merchant advertiser credits	1,297,981	1,638,136
Stock-based compensation	890,520	1,971,807
Deferred income taxes	(1,831,932)	(2,690,464)
Income tax benefit related to stock options	444,161	3,197,684
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(4,464,198)	(10,390,463)
Refundable taxes	(611,307)	(2,951,282)
Prepaid expenses, other current assets, and restricted cash	(370,708)	(1,725,143)
Accounts payable	2,847,069	1,562,057
Accrued expenses and other current liabilities	(173,920)	738,328
Deferred revenue	495,609	6,536
Acquisition-related retention consideration in earn-out liability	218,500	(501,769)
Other non current liabilities	(2,274)	43,796

Net cash provided by operating activities	3,729,023	17,456,819
Purchases of property and equipment	(1,005,848)	(2,503,717)
Cash paid for acquisitions and earn-outs, net of cash acquired	(10,790,150)	(190,130,955)
Proceeds from sales of equipment	3,710	5,668
Proceeds from sales of intangible assets	—	942,309
Increase in other non current assets	(727,029)	(17,213,949)

Net cash used in investing activities	(12,519,317)	(208,900,644)
Capital lease obligation principal paid	(4,383)	(8,494)
Offering costs paid	(1,132,278)	(907,058)
Preferred stock dividends	—	(2,056,200)
Proceeds from public offerings, net of underwriter discounts	28,405,100	230,287,500
Proceeds from exercises of warrants	—	67,600
Proceeds from exercises of stock options	190,758	1,979,529
Proceeds from employee stock purchase plan	245,044	238,823

Net cash provided by financing activities	27,704,241	229,601,700

Net increase in cash and cash equivalents	18,913,947	38,157,875
Cash and cash equivalents at beginning of period	6,019,119	24,933,066

Cash and cash equivalents at end of period	$24,933,066	$63,090,941

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	2,033,019	5,240,569
Cash paid during the period for interest	6,060	7,464
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock in connection with acquisitions	4,140,316	26,295,728
Cashless exercise of warrants	—	891,475
Accretion to redemption value of redeemable convertible preferred stock	420,430	—
Acquisition and offering costs recorded in accounts payable and accrued expenses	383,595	56,305
Additional acquisition earn-out consideration included in earn-out liability	5,735,809	—
Property and equipment acquired with capital lease obligation	53,562	12,790
Property and equipment acquired in accounts payable and accrued expenses	124,639	336,323

See accompanying notes to consolidated financial statements

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company offers a platform of integrated performance-based advertising and search marketing services which enables merchants to market and sell their products across multiple distribution channels, including search engines, product shopping engines, directories and selected Web sites. The Company also offers super-aggregators and publishers outsourced search marketing platforms, which is a combination of several of the Company’s advertiser technology services, to allow them to sell search marketing packages directly sell to their customers.

The consolidated financial statements include the accounts of Marchex and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of the date of acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

On February 28, 2003, the Company acquired 100% of the outstanding stock of eFamily.com, Inc. and ah-ha.com, Inc., its wholly-owned operating subsidiary, based in Provo, Utah. ah-ha.com, Inc. was renamed Enhance Interactive, Inc. in December 2003. Enhance Interactive provides performance-based advertising services to merchant advertisers, including pay-per-click listings. The aggregate cash consideration, including acquisition costs to acquire Enhance Interactive was approximately $15.1 million. The purchase price excludes earnings-based contingent payments that depended upon the achievement of minimum income before taxes, excluding stock-based compensation and amortization of intangible assets relating to the acquisition (“earnings before taxes”) thresholds in calendar years 2003 and 2004 of the acquired business. As of December 31, 2003 and 2004, the thresholds had been achieved for the calendar years 2003 and 2004 and the contingent earn-out consideration payments have been accounted for as additional goodwill, as all original shareholders of Enhance Interactive received the consideration in proportion to their former share interests and the amounts reflect additional purchase price. Additional goodwill of $3.2 million and $5.7 million was recorded for the calendar years 2003 and 2004, respectively, for the earn-out consideration. Subsequent to December 31, 2004, no additional obligations exist related to the shareholder earn-out consideration.

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

On October 24, 2003, the Company acquired 100% of the outstanding stock of Sitewise Marketing, Inc. (d.b.a TrafficLeader) (“TrafficLeader”). In November, 2003, Sitewise Marketing, Inc., based in Eugene, Oregon, was renamed TrafficLeader, Inc. TrafficLeader provides performance-based advertising and search marketing services to merchant advertisers, including feed management, advertising campaign management, conversion tracking and analysis, and search engine optimization. The purchase consideration consisted of:

•	$3.6 million in cash and acquisition costs; plus

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

•	425,000 shares of Class B common stock, which were subject to a redemption right; plus

•	137,500 shares of restricted Class B common stock that vest over a period of 3 years from the closing date.

The above summary of the costs of acquisition excludes performance-based contingent payments that depended on TrafficLeader’s achievement of revenue thresholds. As of December 31, 2004, the performance-based conditions had not been achieved therefore no further contingent payment obligation remains.

On July 27, 2004, the Company acquired 100% of the outstanding stock of goClick.com, Inc. (“goClick”), a Norwalk, Connecticut-based company. goClick provides marketing technology and services for small merchants. The purchase consideration consisted of:

•	$7.5 million in net cash and acquisition costs; plus

•	433,541 shares of Class B common stock.

The shares of Class B common stock were valued (for accounting purposes) for an aggregate amount of approximately $4.14 million.

On February 14, 2005, the Company acquired substantially all of the assets of Name Development Ltd. (“Name Development”) for the following consideration:

•	$155.6 million in cash and estimated acquisition costs; plus

•	419,659 shares of Class B common stock.

The shares of Class B common stock were valued (for accounting purposes) at an aggregate amount of approximately $8.8 million.

The Company acquired certain assets of Name Development, including its portfolio of Internet domains and Web sites, revenue-generating contracts, technology and systems, for the operation of the Name Development direct navigation business. The Company did not assume any other obligations with respect to Name Development as part of this asset acquisition.

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

The shares of restricted Class B common stock were valued at $16.85 per share (the last reported sales price on the closing date) at an aggregate amount of approximately $3.6 million. The shares of restricted Class B common stock were issued to the former stockholders of Pike Street who became employees of the Company.

The Company did not assume any other obligations with respect to Pike Street as part of the asset acquisition.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase and proceeds in-transit from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Cash equivalents totaled approximately $62.6 million at December 31, 2005. Cash equivalents consist primarily of money market funds and include credit and debit card in-transit amounts of approximately $523,000 at December 31, 2005.

(c) Restricted Cash

As of December 31, 2005, the Company had $800,000 in restricted cash on reserve at a credit card authorization agency. The restricted cash is included in other non-current assets.

(d) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2005: cash and cash equivalents, restricted cash, accounts receivable, refundable taxes, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, refundable taxes, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

The terms of the Company’s preferred stock offering in February 2005 included an exchange feature in which at the option of the Company, the preferred stock is exchangeable, in whole but not in part, on any dividend payment date beginning on February 15, 2006 for the Company’s 4.75% convertible subordinated debentures. This feature is considered to be an embedded derivative and will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right at December 31, 2005. See Note 6(c) – “Convertible Preferred Stock”.

(e) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable balances are presented net of allowance for doubtful accounts and allowance for merchant advertiser credits.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. Past due balances over 90 days and specific other balances are reviewed individually for collectibility. The Company reviews the allowance for collectibility quarterly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The allowance for doubtful account activity for the periods indicated is as follows:

	Balance at beginning of period	Business combinations	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
December 31, 2004	$91,280	$—	$420,929	$222,295	$289,914
December 31, 2005	289,914	16,000	110,381	78,231	338,064

There was one new merchant advertiser in 2005 who represented approximately 23% of revenue for the year ended December 31, 2005 and approximately 37% of the outstanding accounts receivable balance at December 31, 2005. There was one other merchant advertiser representing 16% of the outstanding accounts receivable balance at December 31, 2005.

Allowance for Merchant Advertiser Credits

The allowance for merchant advertiser credits is the Company’s best estimate of the amount of expected future reductions in a merchant advertiser’s payment obligations related to delivered services. The Company determines the allowance for merchant advertiser credits and adjustments based on analysis of historical credits.

The allowance for merchant advertiser credits activity for the periods indicated is as follows:

	Balance at beginning of period	Business combinations	Additions charged against revenue	Credits processed	Balance at end of period
Allowance for merchant advertiser credits:
December 31, 2004	$67,846	$30,278	$877,052	$726,836	$248,340
December 31, 2005	248,340	12,000	1,527,755	1,514,424	273,671

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The merchant advertiser credit and incentive program allowance balances are included in accrued expenses and other current liabilities and amounted to $58,000 as of December 31, 2005.

(f) Property and Equipment

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

(g) Goodwill

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

(h) Impairment or Disposal of Long-Lived Assets

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

(i) Revenue Recognition

The Company’s primary sources of revenue are performance-based advertising services, which include pay-per-click services, feed management services and cost-per-action services. Revenue from pay-per-click services and feed management services are generated upon the delivery of qualified and reported click-throughs, which occur when an online user clicks on merchant advertiser listings or advertising service provider listings after it has been placed by the Company or by the Company’s distribution partners into search engines, directories, destination sites, product shopping engines, Internet domains or Web sites, and other targeted Web-based content. Revenue from cost-per-action services are generated when an online user is redirected from the Company web sites to a merchant advertiser web site and completes the specified action.

The secondary sources of revenue are bid management services, natural search engine optimization, and outsourced search marketing platform services, as well as banner advertising, account set-up fees and other

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

inclusion fees. These secondary sources of revenue together constituted less than 6% of revenue for the years ended December 31, 2004 and 2005. The Company has no barter transactions.

The Company follows Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition (SAB 104). SAB 104 summarizes certain of the Security and Exchange Commission (SEC) staff’s views on the application of accounting principles generally accepted in the United States of America to revenue recognition. The Company generally recognizes revenue upon completion of our performance obligation, provided evidence of an arrangement exits, the arrangement fee is fixed and determinable and collection is reasonably assured.

Merchant advertisers pay the Company additional fees for services such as advertising campaign management services and search optimization services. Merchant advertisers generally pay on a click-through basis, although in certain cases the Company receives a fixed fee for delivery of these services. Revenue is recognized on a click-through basis or in the month the service is provided.

Banner advertising revenue may be based on a fixed fee per click-through and is generated and recognized on click-through activity. In other cases, banner payment terms are volume-based with revenue recognized when impressions are delivered.

Non-refundable account set-up fees paid by merchant advertisers are recognized ratably over the longer term of the contract or the average expected merchant advertiser relationship period, which generally ranges between one and two years.

Other inclusion fees are generally associated with monthly or annual subscription-based services where a merchant advertiser pays a fixed amount to be included in the Company’s or distribution partners’ index of listings. Revenues from these subscription arrangements are recognized ratably over the service period.

The Company generates revenue from super-aggregator partners and publishers utilizing our web-based technologies. The Company is paid a management or agency fee based on the total amount of the purchase made by the merchant advertiser.

The Company enters into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our merchant advertisers. The Company generally pays distribution partners based on a percentage of revenue or a fixed amount per click-through on these listings. The Company acts as the primary obligor with the merchant advertiser for revenue click-through transactions and is responsible for the fulfillment of services. In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the revenue derived from advertisers is reported gross based upon the amounts received from the merchant advertiser. The Company also recognizes revenue for certain agency contracts with merchant advertisers under the net revenue recognition method. Under these specific agreements, the Company purchases listings on behalf of merchant advertisers from search engines, directories and other Web-based content providers. The Company is paid an agency fee based on the total amount of the purchases made on behalf of these merchant advertisers. Under these agreements, the merchant advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from merchant advertisers. This creates a sequential liability for media purchases made on behalf of merchant advertisers. The Company recognizes revenue from certain web publisher agreements utilizing the Company’s web-based technologies under the net revenue recognition method. The web publishers engage the merchant advertisers and are the primary obligor, and the Company, in certain instances, is only financially liable to the publishers in the Company’s capacity as a collection agency for the amount collected from the merchant advertisers.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(j) Service Costs

The largest component of the Company’s service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their online user traffic. The Company enters into agreements of varying durations with distribution partners that integrate the Company’s services into their Web sites and indexes. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per click-through. Other economic structures that to a lesser degree exist include: 1) fixed payments, based on a guaranteed minimum amount of usage delivered, 2) variable payments based on a specified metric, such as number of paid click-throughs, and 3) a combination arrangement with both fixed and variable amounts.

The Company expenses user acquisition costs based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments are generally expensed as the greater of the following:

•	pro-rata over the term the fixed payment covers; or

•	usage delivered to date divided by the guaranteed minimum amount of usage delivered.

Agreements with variable payments based on a percentage of revenue, number of paid click-throughs or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and search marketing services, maintaining the Company’s Web site, credit card processing fees, network costs and fees paid to outside service providers that provide the Company’s paid listings and customer services. Customer service and other costs associated with serving the Company’s search results and maintaining the Company’s Web site include depreciation of Web site and network equipment, co-location charges of the Company’s Web site equipment, bandwidth, software license fees, salaries of related personnel, stock-based compensation and amortization of intangible assets. Other service costs include license fees, the amortization of the purchase cost of domain names, the costs incurred for the renewal of the domain name registration and impairment charges for the domain name intangible assets.

(k) Advertising Expenses

Advertising costs are expensed as incurred and include Internet-based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing. Internet-based advertising is concentrated primarily with three providers. The amounts were approximately $309,000 and $4.2 million for the years ended December 31, 2004 and 2005, respectively.

(l) Other Intangible Assets and Product Development

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, and amortizes the costs over the expected useful life of the domain names on a straight-line basis. The expected useful lives range from 12 to 84 months. In order to maintain the rights to each domain name acquired, the Company pays periodic registration fees, which generally cover a minimum period of 12 months. The Company records registration renewal fees of domain name intangible assets as a prepaid expense and amortizes the cost over the renewal period.

Product development costs consist primarily of expenses incurred by the Company in the research and development, creation, and enhancement of the Company’s Internet sites and services. Research and

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

development expenses are expensed as incurred and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the services. For the periods presented, substantially all of the product development expenses are research and development.

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

(m) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

(n) Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to apply the intrinsic value-based method of accounting described above for options granted to employees, and has adopted the disclosure requirements of SFAS 123.

The Company recognizes compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding awards in each period.

	Year ended December 31, 2004	Year ended December 31, 2005
Net income (loss) applicable to common stockholders:
As reported	$(1,153,523)	$1,502,026
Add: stock based employee compensation expense included in reported net income (loss), net of related tax effect	768,766	1,588,613
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(4,510,223)	(10,036,580)

Pro forma net loss applicable to common stockholders	$(4,894,980)	$(6,945,941)

Net income (loss) per share applicable to common stockholders:
As reported (basic and diluted)	$(0.05)	$0.04
Pro forma (basic and diluted)	$(0.22)	$(0.20)

See note 6(d) for details of the assumptions used to arrive at the fair value of each option grant.

See Note 1(s), “Recently Issued Accounting Standards”, regarding the impact of the adoption of the FASB No. 123R, “Share-Based Payment.”

The Company accounts for non-employee stock-based compensation in accordance with SFAS 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(o) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for merchant advertiser credits and the incentive program allowance, accrued facility relocation, useful lives for property and equipment, intangible assets, the fair value of a redemption right obligation, the fair-value of the Company’s common stock and stock option awards, the fair value of the Company’s convertible preferred stock and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

In certain cases, the Company records revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

(p) Concentrations

The Company maintains substantially all of their cash and cash equivalents with one financial institution.

A substantial majority of the Company’s revenue earned from merchant advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners on commercially acceptable terms. In addition, several of these distribution partners may be considered potential competitors.

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Year ended December 31, 2004	Year ended December 31, 2005
Distribution Partner A	18%	11%
Distribution Partner B	11%	6%

Distribution Partner A was a new merchant advertiser in 2005 who represented approximately 23% of revenue for the period ended December 31, 2005 and approximately 37% of the outstanding accounts receivable balance at December 31, 2005.

(q) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For all periods presented the Company operated as a single segment. The Company operates in a single operating segment principally in domestic markets providing Internet merchant transaction services to enterprises.

Revenues from merchant advertisers by geographical areas are tracked on the basis of the location of the merchant advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various activities involving the Internet.

Revenues by geographic region are as follows (in percentages):

	Year ended	Year ended
	December 31,	December 31,
	2004	2005
United States	89%	90%
Canada	4%	3%
Other countries	7%	7%

	100%	100%

(r) Net Income (Loss) Per Share

The Company’s basic and diluted net income (loss) per share is presented for years ended December 31, 2004 and 2005. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Net income (loss) applicable to common stockholders consists of net income (loss) as adjusted for the impact in 2004 of accretion of redeemable convertible preferred stock to its redemption value and in 2005 for convertible preferred stock dividends. Diluted net income (loss) per share excludes the convertible preferred stock dividends and includes the shares that the preferred stock is convertible into if the result is dilutive. As the Company had a net loss for the year ended December 31, 2004, basic and diluted net loss per share are the same.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic and diluted net income (loss) per share for the years ended December 31, 2004 and 2005:

	Year ended December 31, 2004	Year ended December 31, 2005
Numerator:
Net income (loss)	$(733,093)	$3,907,806
Convertible preferred stock dividends	—	2,405,780
Accretion to redemption value of Series A redeemable convertible preferred stock	420,430	—

Net income (loss) applicable to common stockholders	$(1,153,523)	$1,502,026

Denominator:
Weighted average common shares outstanding excluding unvested common shares subject to repurchase or cancellation	22,087,503	34,564,790

Weighted average number of shares outstanding used to calculate basic net income (loss) per share	22,087,503	34,564,790

Effect of dilutive securities:
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	2,342,843

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	22,087,503	36,907,633

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.05)	$0.04

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•	For the year ended December 31, 2004, 6,724,063 shares issuable upon conversion of the Series A redeemable convertible preferred stock. On April 5, 2004, 6,724,063 shares of the Company’s Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock in connection with the Company’s initial public offering;

•	For the year ended December 31, 2005, 2,300,867 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering;

•	For the year ended December 31, 2004, outstanding options to acquire 4,409,570 shares of Class B common stock with a weighted average exercise price of $6.06 per share and for the year ended December 31, 2005, outstanding options to acquire 429,800 shares of Class B common stock with a weighted average exercise price of $19.51 per share;

•	For the year ended December 31, 2004, warrants to acquire 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share; and

•	For the year ended December 31, 2004, 72,228 unvested Class B restricted common shares, related to the 108,432 Class B restricted common shares issued in connection with the October 2003 acquisition of TrafficLeader. These shares were for future services that vest over 3 years. Additionally, these unvested shares were excluded from the computation of basic net loss per share.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(s) Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by the interpretation. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification provisions that are contained within many of our advertiser and distribution partner agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

Indemnification provisions contained within the Company’s advertiser and distribution partner agreements are generally consistent with those prevalent in the Company’s industry. The Company has not incurred significant obligations under advertiser and distribution partner indemnification provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential advertiser and distribution partner indemnification obligations.

(t) Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123-R (SFAS 123R), Share-Based Payment, which replaces SFAS No. 123 (SFAS 123) and supersedes APB Opinion No. 25 (APB 25). As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. The Company adopted the provisions of SFAS 123R on January 1, 2006. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. See Note 1(m), “Stock Option Plan” for the pro forma net income (loss) and net income (loss) per share amounts, for the year ended December 31, 2004 and 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation cost for employee stock incentive awards. Upon adoption during the quarter ended March 31, 2006, the Company will recognize stock-based compensation using the modified prospective method and expects the adoption to have a material adverse impact on the Company’s consolidated financial statements.

The Company will continue to recognize stock-based compensation after the date of adoption of SFAS 123R using the straight-line method for all stock awards issued after January 1, 2006, which will result in the recognition of less stock-based compensation over at least the next several years compared to that which would have been recognized had we continued to use the accelerated method.

SFAS 123R requires that the deferred stock-based compensation on the Company’s balance sheet on the date of adoption be netted against paid-in capital. At December 31, 2005, the Company had $3.0 million of deferred stock-based compensation on our balance sheet.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005 and presented as tax benefits from stock-based award activity on the accompanying consolidated statements of cash flows. This requirement will likely significantly reduce and increase the amounts we record as net cash provided by operating activities and net cash provided by financing activities, respectively. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. In accordance with this Bulletin, effective January 1, 2006 the Company will no longer present stock-based compensation separately on our statements of income. Instead we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). The new statement changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.

(2) Related Party Transactions

TrafficLeader subleases office space to Wiant Design, an entity owned by an employee of TrafficLeader. In connection with the sublease, $3,000 and $2,000 were received from Wiant Design and included the years ended December 31, 2004 and 2005, respectively. These amounts have been recorded as a reduction to rent expense.

In July 2004, the Company acquired goClick from its sole stockholder. In connection with the acquisition, the Company entered into a consulting agreement with the former stockholder. The former stockholder is also a distribution partner for the Company and through this entity provided customer and colocation services to the Company. The amounts in relation to these transactions follow:

	December 31, 2004	December 31, 2005
Consulting services	$16,531	$16,000
Distribution partner	15,522	$17,462
Customer support and colocation services	39,054	$3,217

Total	$71,107	$36,679

Due to former sole stockholder	$9,708	$31,785

In February 2005, the Company acquired certain assets from Name Development. Subsequent to the asset acquisition in 2005, Name Development provided consulting services totaling $50,000.

(3) Property and Equipment

Property and equipment consisted of the following:

Year ended December 31, 2005
Computer and other related equipment	$2,828,726
Purchased and internally developed software	2,142,710
Furniture and fixtures	107,829
Leasehold improvements	94,561

$5,173,826
Less accumulated depreciation and amortization	(1,771,564)

Property and equipment, net	$3,402,262

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has capitalized certain internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.3 million of unamortized internally developed software costs at December 31, 2005.

Depreciation and amortization expense incurred by the Company was approximately $621,000 and $896,000 for the years ended December 31, 2004 and 2005, respectively.

(4) Commitments

(a) Commitments

The Company has commitments for future payments related to office facilities leases, equipment and furniture leases, and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2010. In December 2005, the Company entered into a one year sublease agreement for additional office space in Seattle, Washington and entered into a new facilities lease agreement for the Utah office for an initial period of approximately two and one-half years with the option to renew the lease for two additional terms of two (2) years. In connection with the Company’s acquisition of IndustryBrains, the Company assumed the office facilities lease for IndustryBrains. The equipment and furniture leases are financed through capital lease arrangements and are included in property and equipment and the related depreciation is recorded as depreciation expense. The Company also has other contractual obligations expiring over varying time periods through 2007. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other service providers. Future minimum payments are as follows:

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total

2006	$18,337	$1,118,658	$883,149	$2,020,144
2007	18,337	871,096	120,080	1,009,513
2008	18,337	760,219	25,240	803,796
2009	15,649	631,461	16,000	663,110
2010	—	169,294	—	169,294

Total minimum payments	$70,660	$3,550,728	$1,044,469	$4,665,857

Less: amounts representing interest	(17,185)

Present value of lease obligation	53,475
Less current portion	(11,063)

Long-term portion	$42,412

From January 1, 2006 through March 29, 2006, the Company incurred other contractual obligations related to minimum contractual payments due to distribution partners totaling approximately $796,000. These commitments relate to 2006 and 2007.

Rent expense incurred by the Company was approximately $555,000 and $795,000 for the years ended December 31, 2004 and 2005, respectively.

In connection with the closing of the Name Development asset acquisition, the Company entered into (i) a new master agreement with an advertising partner with respect to the Company’s direct navigation business, and (ii) a license agreement with the same partner with respect to certain of the partner’s patents, pursuant to which the Company paid $4.5 million in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based upon a discounted rate of 3% (3.75% under certain circumstances) of certain of the

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Company’s gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs.

(b) Facility Relocation

As part of its anticipated expansion in March 2004, the Company entered into a sublease agreement for new office facilities in Seattle, Washington and relocated from its original office facilities also located in Seattle, Washington. Future minimum payments related to these new facilities including existing furniture and equipment at the facilities as of December 31, 2005 are as follows: $422,000 in 2006 and $455,000 in each of 2007, 2008, and 2009. In March 2004, the Company accrued for lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities which were no longer being used. In September 2004, the Company entered into a sublease arrangement associated with its original office facilities and reduced the lease and related costs accrual by $30,000. The remaining lease obligation for the original office facilities extends through June 30, 2006 and totaled $52,000 at December 31, 2005.

The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income may not materialize. Accordingly, these estimates may be adjusted in future periods. The remaining liability at December 31, 2005 was $32,000, all of which was classified as a current liability.

(5) Income Taxes

The provision for income taxes for the Company consists of the following:

	December 31, 2004	December 31, 2005

Current provision
Federal	$1,177,564	$2,011,035
State	244,846	393,726

Total current provision for income taxes	1,422,410	2,404,761
Deferred provision
Federal	(1,654,619)	(2,512,761)
State	(178,011)	(177,703)

Total deferred benefit for income taxes	(1,832,630)	(2,690,464)
Tax expense of equity adjustment for stock option exercise	444,161	3,197,684
Other	—	8,482

Total income tax provision	$33,941	$2,920,463

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	Year ended December 31, 2004	Year ended December 31, 2005

Income tax expense (benefit) at U.S. statutory rate of 34%	$(237,712)	$2,321,611
State taxes, net of federal benefit	39,058	193,732
Non-deductible stock compensation	202,630	341,220
Other non-deductible expenses	29,965	63,900

Total income tax provision	$33,941	$2,920,463

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31, 2005
Deferred tax assets:
Accrued liabilities not currently deductible	$201,930
Intangible assets-excess of financial statement over tax amortization	2,420,844
Stock-based compensation	803,579
Deferred revenue	69,906
Start-up costs not currently deductible	30,304

Total deferred tax assets	3,526,563

Deferred tax liabilities:
Goodwill not amortized for financial reporting	2,883,241
Excess of tax over financial statement depreciation	611,948

Total deferred tax liabilities	3,495,189

Net deferred tax assets	$31,374

At December 31, 2004 and 2005, the Company had net operating loss carryforwards of approximately $1.7 million which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of net operating loss (NOL) and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these NOL carryforwards in its deferred tax assets.

The valuation allowance did not change during the years ended December 31, 2004 and 2005.

On July 24, 2004, in connection with the purchase accounting for the acquisition of goClick, the Company recorded net deferred assets of approximately $11,000 relating to the difference in the book versus tax basis of its liabilities in the amount of approximately $31,000. The $9.4 million of goodwill and $3.3 million of intangible assets relating to the goClick acquisition are being deducted over 15 years for federal tax purposes.

On February 14, 2005, in connection with the purchase accounting for the Name Development asset acquisition, the Company recorded approximately $111.4 million in goodwill and $52.9 million of intangible assets that are deductible over 15 years for federal tax purposes.

On April 26, 2005, in connection with the purchase accounting for the Pike Street asset acquisition, the Company recorded approximately $11.8 million and $5.0 million of intangible assets that are deductible over 15 years for federal tax purposes.

On July 27, 2005, in connection with the purchase accounting for the acquisition of the IndustryBrains, the Company recorded net deferred tax liabilities of approximately $2.9 million, relating to the difference in the book basis and tax basis of its assets and liabilities. Approximately $2.9 million of this net deferred tax liability related to the book basis versus tax basis of the identifiable intangible assets in the acquisition totaling approximately $8.1 million.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

During the years ended December 31, 2004 and 2005, as a result of a tax deduction from stock option exercises, the Company recognized a tax-effected benefit of approximately $444,000 and $3.2 million which was recorded as a credit to stockholders’ equity.

(6) Stockholders’ Equity

(a) Common Stock and Authorized Capital

The Securities and Exchange Commission declared the Company’s registration statement on Form SB-2 (Registration No. 333-111096) under the Securities Act of 1933, effective on March 30, 2004. Under this registration statement, in an initial public offering, the Company registered 4,600,000 shares of its Class B common stock, including 600,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $29.9 million.

On April 5, 2004 the Company completed its initial public offering in which it sold 4,600,000 shares of the Company’s Class B common stock that resulted in aggregate gross proceeds of approximately $29.9 million, of which the Company applied approximately $1.5 million to underwriting discounts and commissions and approximately $1.2 million to related initial public offering costs. As a result, the net cash amount of the offering proceeds was approximately $27.2 million. In connection with the initial public offering, the underwriters were also granted warrants, exercisable for a four-year period commencing one year after the offering date, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. The $579,000 fair value of the warrants is also an initial public offering related cost and was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.75%, volatility of 102%, and an expected life equal to the warrant term of five years. During 2005, the Company issued 62,551 of Class B common stock upon the exercise of these warrants. As of December 31, 2005, approximately 6,500 warrants remained unexercised.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has two classes of authorized common stock: Class A common stock and Class B common stock. Except with respect to voting rights, the Class A and Class B shares have identical rights. Each share of Class A common stock is entitled to twenty-five votes per share, and each share of Class B common stock is entitled to one vote per share. Each share of Class A common stock is convertible at the holder’s option into one share of Class B common stock.

In accordance with the stockholders’ agreement signed by Class A and the founding Class B common stockholders, the following provisions exist:

Class A stockholders other than Russell C. Horowitz may only sell, assign or transfer their Class A stock to existing Class A stockholders or to the Company. In the event of transfers of Class A stock not expressly permitted by the agreement, such shares of Class A stock shall be converted into shares of Class B common stock.

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

In February 2005, the Company closed an offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by the Company’s underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million.

(b) Series A Redeemable Convertible Preferred Stock

In February and May 2003, the Company issued a total of 6,724,063 shares, $0.01 par value per share, of Series A redeemable convertible preferred stock (Series A Preferred Stock), at $3.00 per share for net proceeds totaling $20.1 million, net of issuance costs of $51,000.

In April 2004 upon the completion of the Company’s initial public offering, 6,724,063 outstanding shares of the Company’s Series A Preferred Stock automatically converted into 6,724,063 shares of Class B common stock and the Series A Preferred Stock was automatically retired.

(c) Convertible Preferred Stock

In February 2005, the Company closed its offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. See Note 6(a) – “Common Stock and Authorized Capital”.

Dividends on the preferred stock are cumulative from the date of original issue at the annual rate of 4.75% of the liquidation preference of the preferred stock, payable quarterly on the 15th day of February, May, August

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

and November, commencing May 15, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds which are legally available for dividend payments.

During 2005, the Company’s board of directors declared the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
April 2005	$3.00	May 4, 2005	$690	May 16, 2005
July 2005	2.97	August 4, 2005	683	August 15, 2005
October 2005	2.97	November 4, 2005	683	November 15, 2005

In January 2006, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on February 15, 2006 to the holders of record as of the close of business on February 4, 2006. This quarterly dividend totaled approximately $662,000.

The preferred stock is convertible at the option of the holder at any time into shares of the Company’s Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. During 2005, approximately 4,515 shares of preferred stock were converted at the option of the holders into approximately 46,071 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In January 2006, approximately 2,500 shares of preferred stock were converted at the option of the holders into approximately 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted approximately 80,848 shares of the Company’s preferred stock into the Company’s Class B common stock for approximately 824,978 shares of Class B common stock at a conversion rate of $24.50 per share and received cash payments from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000. The $970,000 will be reflected as preferred stock dividends in our financial statements. Through March 16, 2006, approximately 142,137 shares of preferred stock remained outstanding following the conversions.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The preferred stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on February 15, 2006 for the Company’s 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right at December 31, 2005. The Debentures, if issued, will mature 25 years after the exchange date.

The preferred stock has no maturity date and no voting rights prior to conversion into shares of Class B common stock, except under limited circumstances.

(d) Stock Option Plan

In January 2003, the Company adopted a stock incentive plan (the “Plan”) pursuant to which the Plan’s Administrative Committee, appointed by the Company’s Board of Directors, may grant both stock options and restricted stock awards to employees, officers, non-employee directors, and consultants and may be designated as incentive or non-qualified stock options at the discretion of the Administrative Committee. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock and provides for the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 8,000,000 shares. Annual increases are to be added on the first day of each fiscal year beginning on January 1, 2004 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company). As a result of this provision, the authorized number of shares available under this Plan was increased by 1,013,953 to 5,013,953 on January 1, 2004 and by 1,274,948 to 6,288,901 on January 1, 2005 and by 1,972,526 to 8,261,427 on January 1, 2006. Generally, stock options have 10-year terms and vest 25% at the end of each year over a 4 year period.

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

The purchase agreement required 125,000 of the 416,667 vested options be held in escrow as security for the indemnification obligations under the merger agreement. While in escrow, these options were not exercisable and are subject to forfeiture. These options were accounted for as variable awards because they were subject to forfeiture, until the expiration of the escrow period on February 28, 2004. In accounting for variable awards, compensation cost was measured each period as the amount by which the then fair market value of the stock exceeds the exercise price. Changes, either increases or decreases, in the fair value of those awards between the date of grant and the measurement date resulted in a change in the measure of compensation for the award.

During the period from January 17, 2003 (inception) to December 31, 2003, the Company granted certain options including those discussed above with exercise prices less than the then current fair market value. As a result, the Company recorded total deferred compensation expense of approximately $2,104,000, excluding the variable awards noted above. The Company currently recognizes compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). During the 2004 and 2005 period, the Company did not grant any options with exercise prices less than the then current market value.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In accordance with the accelerated methodology under FIN 28, approximately $484,000 and $233,000 was recognized as stock-based compensation expense related to stock options during the years ended December 31, 2004 and 2005 and approximately $309,000 and $75,000 remained as deferred compensation at December 31, 2004 and 2005, respectively, which will continue to be amortized over the vesting period of the options.

The per share fair value of stock and Employee Stock Purchase Plan (ESPP) options granted during the year ended December 31, 2004 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate ranging from of 4.25% to 4.75%, volatility ranging from 85% to 102%, for employee and director grants and an expected life of 4 years for stock options and .25 years for ESPP options.

The per share fair value of stock and (ESPP) options granted during the year ended December 31, 2005 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate ranging from of 3.69% to 4.36%, volatility ranging from 58% to 61%, for employees and director grants and an expected life of 4 years for stock options and .25 years for ESPP options.

Stock option activity during the period indicated is as follows:

	Options available for grant	Number of options outstanding	Weighted average exercise price	Weighted average fair value of options granted
Balance at December 31, 2003	910,400	3,089,598	$2.71
Increase to option pool January 1, 2004	1,013,953	—
Granted equal to or above fair value	(1,683,200)	1,683,200	11.54	7.59
Options exercised	—	(159,622)	1.20
Options cancelled	203,608	(203,608)	4.36

Balance at December 31, 2004	444,761	4,409,568	6.06
Increase to option pool January 1, 2005	1,274,948	—
Granted equal to or above fair value	(1,959,225)	1,959,225	16.47	8.09
Options exercised	—	(618,336)	3.20
Options cancelled	335,525	(335,525)	11.92

Balance at December 31, 2005	96,009	5,414,932	$9.79

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2005:

Options Outstanding				Options Exercisable
Range of exercise prices Per share	Number Outstanding	Average remaining contractual life (in years)	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$0.75	909,300	7.16	$0.75	581,186	$0.75
$3.00	772,557	7.32	3.00	353,810	3.00
$6.50	712,111	7.85	6.50	279,820	6.50
$8.76 – $12.75	1,010,214	8.72	12.08	215,557	12.24
$12.76 – $18.97	1,833,850	9.57	16.06	37,401	17.21
$18.97 – $25.13	176,900	9.17	21.06	—	—

	5,414,932	8.45	$9.79	1,467,774	$4.50

A total of 1,467,774 of the outstanding options were vested at December 31, 2005.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(e) Employee Stock Purchase Plan

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

The purchase plan provides for offering periods which shall be determined by the board of directors. Eligible participants may purchase Class B common stock under the purchase plan at a price equal to the lesser of 85% of the fair value on the first day of an offering period or 85% of the fair value on the last day of an offering period. During 2004, 26,735 shares were purchased at prices ranging from $8.08 to $11.25 per share. During 2005, 17,280 shares were purchased at prices ranging from $12.75 to $15.84 per share. As of December 31, 2004 and 2005, approximately 273,000 and 256,000 shares, respectively, were available under the purchase plan for future issuance.

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 Employee Stock Purchase Plan to provide that effective January 1, 2006 eligible participants may purchase Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period.

(f) Issuance of Class B Common Stock

The Company has issued restricted stock to employees for future services in connection with acquisitions. In accordance with the accelerated vesting methodology under FIN 28, the Company amortizes the deferred stock-based compensation as compensation expense over the associated employment periods over which the shares vest.

In October 2003, in connection with the acquisition of TrafficLeader, the Company issued 108,432 shares of restricted Class B common stock that were valued at $6.75 per share. The shares are forfeitable and were issued to employees for future services, and vest over a period of three years, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. The 108,432 shares were valued at approximately $732,000 and are being recorded as compensation expense over the associated employment period in which these shares vest. Approximately $407,000 was recognized as stock-based compensation during the year ended December 31, 2004 and approximately $213,000 remained as deferred compensation at December 31, 2004. During 2005, the Company reversed approximately $92,000 of stock-based compensation costs due to forfeitures by employees of all remaining unvested shares of restricted stock. Accordingly, there was no deferred compensation balance at December 31, 2005.

In April 2005, in connection with the Pike Street Industries asset acquisition, the Company issued 212,404 shares of restricted Class B common stock that were valued at $16.85 per share. The shares are forfeitable and were issued to employees for future services, and vest over a period of three years, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. The 212,404 shares were valued at approximately $3.6 million and are being recorded as compensation expense over the associated employment periods over which these shares vest. A forfeiture by an employee of shares of this restricted stock occurred during 2005 which resulted in the Company recording a net stock-based compensation cost of approximately $887,000 for the year ended December 31, 2005, and approximately $903,000 remained as deferred compensation at December 31, 2005.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In July 2005, in connection with the acquisition of Industry Brains, the Company issued 176,909 shares of restricted Class B common stock that were valued at $17.00 per share. The shares are forfeitable and were issued to employees for future services, and vest over a period of thirty months, with the first 33.33% vesting after ten months and each additional 33.33% vesting each successive 10-month period over the next twenty months. The 176,909 shares were valued at approximately $3.0 million and are being recorded as compensation expense over the associated employment periods over which these shares vest. Approximately $944,000 was recognized as stock-based compensation during the year ended December 31, 2005, and approximately $2.1 million remained as deferred compensation at December 31, 2005.

(7) Contingencies

The Company is involved in legal and administrative proceedings and claims of various types from time to time. While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition or results of operations.

(8) 401(k) Savings Plan

The Company has a Retirement/Savings Plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code which covers those employees that meet eligibility requirements. Eligible employees may contribute up to the Internal Revenue Code prescribed maximum amounts. Under the 401(k) Plan, management may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. No matching contributions have been made to date.

(9) Acquisition of goClick.com, Inc.

On July 27, 2004, the Company acquired 100% of the outstanding stock of goClick. goClick is a provider of marketing technology and services for small merchants. As a result of the acquisition, the Company obtained customer-facing technologies and a broader base of merchant advertisers and distribution partners. The purchase price consideration consisted of net cash and acquisition costs of approximately $7.5 million and 433,541 shares of Class B common stock. The shares of Class B common stock were valued (for accounting purposes) for an aggregate amount of approximately $4.14 million.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In connection with the acquisition, $823,000 of cash consideration and 43,354 shares of the 433,541 shares of Class B common stock were placed in escrow to secure indemnification obligations from the sole stockholder. The escrowed amounts were included as part of the purchase price consideration and were released one year after the acquisition date to the sole stockholder as no indemnification obligations were identified.

The acquired intangible assets in the amount of $3.3 million have a weighted average useful life of approximately 1.9 years. The identifiable intangible assets are comprised of a merchant advertiser customer base with a value of approximately $500,000 (2-year weighted-average useful life), distribution partner base with a value of approximately $700,000 (3-year weighted-average useful life), non-compete agreement with a value of approximately $900,000 (2-year weighted average useful life), trademarks/domain names with a value of approximately $60,000 (3-year weighted average useful life), and acquired technology with a value of $1.1 million (1-year weighted average useful life). The goodwill of $9.4 million and the acquired intangible assets with a value of $3.3 million are deductible over 15 years for federal tax purposes.

(10) Name Development Asset Acquisition

On February 14, 2005, the Company acquired substantially all of the assets of Name Development, a corporation operating in the direct navigation market, for purchase consideration of $164.4 million in a combination of cash and equity. The Company accounted for the Name Development asset acquisition as a business combination. Under the terms of the agreement, the Company acquired certain assets of Name Development, including its portfolio of Internet domains and Web sites, revenue-generating contracts, technology and systems for the operation of the Name Development direct navigation business. The Company did not assume any other obligations with respect to Name Development as part of this asset acquisition. As a result of the acquisition, the Company obtained a proprietary source of targeted traffic.

The following summarizes the estimated fair value of the assets acquired at the date of acquisition:

Current assets	$45,808
Intangible assets	52,914,370
Goodwill	111,443,418

Total assets acquired	$164,403,596

In connection with the acquisition, $24.6 million of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration. In the event any indemnification obligations are identified on or prior to the end of the escrow period, the purchase price will be reduced accordingly. The escrow amounts, less any indemnification obligations identified, will be released upon termination of the escrow period. A net amount of $357,000 was released from escrow in March 2006 in satisfaction of certain intangible asset indemnification obligations. This amount will be reflected as an adjustment to goodwill in 2006.

The acquired intangible assets in the amount of $52.9 million have a weighted average useful life of approximately 4.4 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of a non-compete agreement with a value of approximately $5.7 million (2-year weighted-average useful life), domain names with a value of approximately $46.4 million (4.7-year weighted average useful life), and acquired technology with a value of approximately $800,000 (3-year weighted average useful life). The goodwill of $111.4 million and the acquired intangible assets with a value of $52.9 million are deductible over 15 years for federal tax purposes.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(11) Pike Street Industries Asset Acquisition

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

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $4.1 million. The shares of restricted Class B common stock were valued at $16.85 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.6 million. The shares of restricted Class B common stock were issued to the former stockholders of Pike Street who became employees of the Company. The shares vest over a period of three years, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. As part of employment agreements entered into with these former stockholders of Pike Street, a deferred stock-based compensation charge of approximately $3.6 million was recorded in connection with the 212,404 shares of restricted Class B common stock. The deferred stock-based compensation is being amortized using the accelerated vesting method, in accordance with FIN 28, as compensation costs over the associated three-year employment periods over which those shares vest. During 2005, a forfeiture by an employee of shares of restricted stock resulted in the Company recording a net stock-based compensation cost of approximately $887,000 from the acquisition date through December 31, 2005.

The Company did not assume any other obligations with respect to Pike Street as part of this asset acquisition.

The following summarizes the preliminary estimated fair value of the assets acquired at the date of acquisition:

Property and equipment	$6,874
Intangible assets	5,025,000
Goodwill	11,827,967

Total assets acquired	$16,859,841

To date the Company has conducted a preliminary analysis of the estimated fair value of the intangible assets acquired from Pike Street. The foregoing estimates may be subject to adjustment upon the completion of the Company’s final review and assessment of the fair value of the assets acquired in the acquisition.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The acquired intangible assets in the amount of $5.0 million have a weighted average useful life of approximately 3.4 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of non-compete agreements with a value of approximately $500,000 (3-year weighted-average useful life), domain names with a value of approximately $1.0 million (5-year weighted average useful life), merchant advertiser customer base with a value of approximately $2.4 million (3-year weighted-average useful life) and acquired technology with a value of approximately $1.1 million (3-year weighted average useful life). The goodwill of $11.8 million and the acquired intangible assets with a value of $5.0 million are deductible over 15 years for federal tax purposes.

(12) IndustryBrains Acquisition

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

The shares of restricted Class B common stock were valued at $17.00 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.0 million. The shares of restricted Class B common stock were issued to employee stockholders of IndustryBrains who became employees of the Company. The shares vest over a period of two and one-half years, with the first 33.34% vesting after ten months and each additional 33.33% vesting each successive ten month period over the next twenty months. As part of employment agreements entered into with these former stockholders of IndustryBrains, a deferred stock-based compensation charge of approximately $3.0 million was recorded in connection with the 176,909 shares of restricted Class B common stock. The deferred stock-based compensation is being amortized using the accelerated vesting method, in accordance with FIN 28, as compensation costs over the associated three-year employment periods over which those shares vest. The Company recorded stock-based compensation cost of approximately $944,000 from the acquisition date through December 31, 2005.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets, including acquired cash and cash equivalents $1,147,154	$2,074,787
Property and equipment	81,008
Other non-current assets	55,805
Intangible assets	8,100,000
Goodwill	25,018,206

Total assets acquired	35,329,806

Current liabilities	1,718,714
Non-current deferred tax liabilities	2,957,799

Total liabilities assumed	4,676,513

Net assets acquired	$30,653,293

To date the Company has conducted a preliminary analysis of the estimated fair value of the intangible assets acquired and liabilities assumed in connection with the IndustryBrains acquisition. The foregoing estimates may be subject to adjustment upon the completion of the Company’s final review and assessment of the fair value of the assets acquired and the liabilities assumed in the acquisition.

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

The acquired estimated intangible assets in the amount of $8.1 million have a weighted average useful life of approximately 2.8 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of non-compete agreements with a value of approximately $900,000 (2-year weighted-average useful life), domain names with a value of approximately $400,000 (1.5-year weighted average useful life), merchant advertiser customer base with a value of approximately $3.1 million (3-year weighted-average useful life), distribution partner base of approximately $900,000 (3-year weighted-average useful life), and acquired technology with a value of approximately $2.8 million (3-year weighted average useful life). The goodwill of $25.0 million and the acquired intangible assets with a value of $8.1 million are not deductible for federal tax purposes.

(13) Intangible Assets from Acquisitions

Intangible assets from acquisitions at December 31, 2005 consist of the following:

Merchant advertiser customer base	$7,000,000
Distribution partner base	3,100,000
Non-compete agreements	9,100,000
Trademarks/domains	46,979,732
Acquired technology	11,400,000

$77,579,732
Less accumulated amortization	(26,232,788)

Total	$51,346,944

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Aggregate amortization expense incurred by the Company for the years ended December 31, 2004 and 2005, was approximately $5.0 million and $18.4 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $19.0 million in 2006, $14.3 million in 2007, $10.7 million in 2008, $3.3 million in 2009, and $4.0 million in 2010 and thereafter.

(14) Intangible and other assets, net

As of December 31, 2005, Intangible and other assets, net consisted of the following:

Internet domain names	$13,407,166
Less accumulated amortization	(2,327,978)

Other intangible assets, net	11,079,188

Other assets:
License fee	4,500,000
Less accumulated amortization	(1,128,826)

License fee, net	3,371,174

Restricted cash (Note 1(c))	800,000
Other	197,142

Total intangibles and other assets, net	$15,447,504

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $2.5 million in 2006, $2.5 million in 2007, $2.1 million in 2008, $1.6 million in 2009, and $2.4 million in 2010 and thereafter. There were approximately $300,000 of domains held for sale under prepaid and other current assets as of December 31, 2005 which are no longer being amortized.

In 2005, the Company entered into a license agreement with an advertising partner with respect to certain of the partner’s patents, pursuant to which the Company paid $4.5 million in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based upon a discounted rate of 3% (3.75% under certain circumstances) of certain of the Company’s gross revenues payable on a quarterly basis through December 2016. The upfront license fee was capitalized and is being amortized ratably over 42 months.

(15) Pro Forma Results of Operations—goClick, Name Development, Pike Street and IndustryBrains (Unaudited)

The following table presents pro forma results of operations for the year ended December 31, 2005 as if the IndustryBrains acquisition and the Name Development and Pike Street asset acquisitions occurred as of January 1, 2005. The pro forma results of operations for the year ended December 31, 2005 combine: (1) the historical results of operations of the Company for the year ended December 31, 2005; (2) Name Development’s historical results of operations for the pre-acquisition period from January 1, 2005 to February 13, 2005; (3) an offering of only that number of shares of Class B common stock and preferred stock as necessary to consummate the Name Development asset acquisition for the period January 1, 2005 through February 13, 2005; (4) Pike Street’s historical results of operations for the pre-acquisition period from January 1, 2005 to April 25, 2005; and

(5) IndustryBrains’ historical results of operations for the pre-acquisition period from January 1, 2005 to July 26, 2005. During 2005, a forfeiture by an employee of shares of restricted stock related to the Pike Street acquisition occurred which resulted in the Company recording no compensation expense related to these forfeited shares in the historical results of the Company for the year ended December 31, 2005 and the pro forma results of operations for the year ended December 31, 2005. The following table also presents pro forma results of operations for the year ended December 31, 2004 as if the goClick and IndustryBrains acquisitions and the Name Development and Pike Street asset acquisitions had occurred as of January 1, 2004. The pro forma results of operations for the year ended December 31, 2004 combine: (1) the historical results of operations of the Company for the year ended December 31, 2004; (2) goClick’s historical results of operations for the pre-acquisition period from January 1, 2004 to July 26, 2004; (3) Name Development, Pike Street, and IndustryBrains’ historical results of operations for the year ended December 31, 2004; and (4) an offering of only that number of shares of Class B common stock and preferred stock as necessary to consummate the Name Development asset acquisition. The Company has used statutory tax rates in effect during the years ended December 31, 2004 and 2005 to calculate the tax effects of the pro forma adjustments in determining the pro forma results of operations for each of the periods presented.

	Twelve months ended December 31, 2004	Twelve months ended December 31, 2005

Revenue	$77,644,020	$104,923,611
Net income (loss)	(1,126,101)	2,850,550
Net income (loss) applicable to common stockholders	(3,921,531)	147,895
Net income (loss) per share applicable to common stockholders:
Basic and diluted net income (loss) per share	$(0.13)	$0.00

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

(b) Changes in internal controls. There was no significant change in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2006 annual meeting of stockholders (the “2006 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2005.

ITEM 10.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item may be found in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13.	EXHIBITS.

See the Exhibit Index following the signature page to this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item may be found in the 2006 Proxy Statement and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 31, 2006.

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

Signature	Date

/S/ RUSSELL C. HOROWITZ Russell C. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/S/ MICHAEL A. ARENDS Michael A. Arends Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/S/ JOHN KEISTER John Keister President, Chief Operating Officer and Director	March 31, 2006

/S/ DENNIS CLINE Dennis Cline Director	March 31, 2006

/S/ JONATHAN FRAM Jonathan Fram Director	March 31, 2006

/S/ RICK THOMPSON Rick Thompson Director	March 31, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003).

2.3	Agreement and Plan of Merger, dated as of July 21, 2004, by and among Registrant, Project TPS, Inc., goClick.com, Inc and the Sole Stockholder of goClick.com, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004).

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and among Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004).

2.5	Asset Purchase Agreement, dated as of April 26, 2005, by and among Marchex, Inc., Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2006).

2.6	Agreement and Plan of Merger, dated as of July 27, 2005, by and among Marchex, Inc., Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2006).

3.1	Certificate of Incorporation of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003).

3.2	Amended and Restated Certificate of Incorporation of the Registrant (Filed with Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004).

3.3	Preferred Stock Certificate of Designations (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2005; provided, however, that the Registrant does not incorporate by reference any information contained in, or exhibits submitted on, a Form 8-K that was expressly furnished and not filed).

3.4	By-laws of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003).

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (Filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004).

4.2	Specimen stock certificate representing shares of 4.75% Convertible Exchangeable Preferred Stock of the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on February 4, 2005).

4.3	Representative’s Warrant Agreement for Sanders Morris Harris Inc. (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004).

Exhibit Number	Description of Document

4.4	Representative’s Warrant Agreement for National Securities Corporation (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004).

4.5	Indenture (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on February 4, 2005).

10.1	Amended and Restated 2003 Stock Incentive Plan (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004).

10.2	Sublease Assignment and Assumption Agreement, dated as of January 18, 2003, by and between Marrch Holdings, LLC, the Registrant and Ecology and Environment, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003).

10.3	Office Lease, dated as of September 5, 2003, by and between the Registrant and Selig Real Estate Holdings Five (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003).

10.4	Sublease, dated as of March 13, 2000, by and between MyFamily.com, Inc. and ah-ha.com, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003).

10.5	Indenture of Lease, dated as of August 31, 2001, by and between A&A Properties, N.W., L.L.C. and Sitewise Marketing, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003).

10.6	Sublease, dated as of June 1, 2003, by and between Radiant Marketing Solutions, Inc., as sublessor, and Sitewise Marketing, Inc., as sublessee, and Jerry Wiant and Bruce Fabbri, as guarantors (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003).

10.7	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003).

10.8	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004).

10.9	2004 Employee Stock Purchase Plan (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004).

10.10	Letter of Intent, dated as of February 11, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004).

10.11	Sublease, dated as of March 1, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004).

10.12	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004).

10.13	Sublease Agreement, dated September 9, 2004, by and between Registrant and G. Russell Knobel and Associates, Inc. (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004).

Exhibit Number	Description of Document

10.14	Commercial Lease, entered into as of September 14, 2004, by and between Registrant and TrafficLeader, Inc. and A&A Properties Northwest (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004).

10.15	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005).

10.16	Overture Master Agreement, effective February 14, 2005, by and between Overture Services, Inc., Overture Search Services (Ireland) Limited and MDNH, Inc. (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005).

10.17	Master Services Terms and Conditions for Agencies and Resellers, dated effective as of September 14, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005).

10.18	Amendment to the Master Services Terms and Conditions for Agencies and Resellers, dated as of November 23, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005).

10.19	2004 Employee Stock Purchase Plan, as amended on December 8, 2005 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (please see signature page of this report).

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.