Form 10-Q
period 2006-03-31
MARCHEX INC
filed 2006-05-10
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Registrant’s telephone number, including area code: (206) 331-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 5, 2006
Class A common stock, par value $.01	11,665,716
Class B common stock, par value $.01	26,875,335

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2005	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$63,090,941	$72,524,933
Accounts receivable, net	14,401,814	13,597,504
Prepaid expenses and other current assets	1,818,211	2,114,250
Refundable taxes	3,835,542	3,811,829
Deferred income tax assets	428,855	232,519

Total current assets	83,575,363	92,281,035
Property and equipment, net	3,402,262	5,008,289
Deferred income tax assets	—	507,074
Intangible and other assets, net	15,447,504	14,757,921
Goodwill	180,637,076	180,253,986
Intangible assets from acquisitions, net	51,346,944	46,323,431

Total assets	$334,409,149	$339,131,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,258,423	$9,740,025
Accrued expenses and other current liabilities	1,755,970	1,919,234
Deferred revenue	2,291,374	2,266,930

Total current liabilities	13,305,767	13,926,189
Deferred income tax liabilities	397,481	—
Other non-current liabilities	92,309	92,475

Total liabilities	13,795,557	14,018,664

Commitments, contingencies, and subsequent events

Stockholders’ equity:
Convertible preferred stock	54,121,678	34,116,491
Class A common stock	119,282	119,282
Class B common stock	254,839	265,605
Additional paid-in capital	271,949,963	294,736,619
Deferred stock-based compensation	(3,042,016)	—
Accumulated deficit	(2,790,154)	(4,124,925)

Total stockholders’ equity	320,613,592	325,113,072

Total liabilities and stockholders’ equity	$334,409,149	$339,131,736

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2006
Revenue	$18,395,983	$31,112,325

Expenses:
Service costs (1), (2)	10,670,707	14,851,949
Sales and marketing (1), (2)	1,354,493	5,866,684
Product development (1), (2)	785,214	2,227,024
General and administrative (1), (2)	1,556,600	3,409,508
Amortization of intangible assets from acquisitions (3)	3,083,157	4,870,673

Total operating expenses	17,450,171	31,225,838
Gain on sales of intangible assets, net	—	179,208

Income from operations	945,812	65,695
Other income (expense):
Interest income	268,383	738,356
Interest expense	(1,860)	(2,211)
Other	4,000	(1,863)

Total other income	270,523	734,282

Income before provision for income taxes	1,216,335	799,977
Income tax expense	478,933	653,648

Income before cumulative effect of change in accounting principle	737,402	146,329
Cumulative effect of a change in accounting principle, net of tax	—	151,341

Net income	737,402	297,670
Convertible preferred stock dividends and conversion payment	348,993	1,493,935

Net income (loss) applicable to common stockholders	$388,409	$(1,196,265)

Basic and diluted net income (loss) applicable to common stockholders:
Prior to cumulative effect of change in accounting principle	$0.01	$(0.04)
Cumulative effect of a change in accounting principle, net of tax	—	0.01

Basic and diluted net income (loss) applicable to common stockholders	$0.01	$(0.03)

Shares used to calculate basic net income (loss) per share applicable to common stockholders	30,245,678	37,124,298
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	32,920,472	37,124,298
(1) Excludes amortization of intangible assets from acquisitions
(2) Includes stock-based compensation as follows:
Service costs	$1,800	$236,211
Sales and marketing	29,507	1,047,271
Product development	10,665	735,187
General and administrative	104,566	1,502,074

Total stock-based compensation	$146,538	$3,520,743

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$2,393,425	$3,370,673
Sales and marketing	120,833	520,833
General and administrative	568,899	979,167

Total amortizaton of intangible assets form acquisitions	$3,083,157	$4,870,673

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2006
Cash flows from operating activities:
Net income	$737,402	$297,670
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	(151,341)
Amortization and depreciation	3,643,581	6,168,901
Facility relocation recoveries	(8,738)	(17,643)
Gain (loss) on sales of fixed assets	(4,000)	1,863
Gain on sales of intangible assets	—	(179,208)
Allowance for doubtful accounts and merchant advertiser credits	442,718	174,751
Stock-based compensation	146,538	3,520,743
Deferred income taxes	(540,856)	(733,150)
Income tax benefit related to stock options	129,774	—
Change in certain assets and liabilities, net of acquisition:
Trade accounts receivable, net	(1,674,916)	629,559
Refundable taxes	(607,285)	25,132
Prepaid expenses, other current assets and restricted cash	(105,271)	(503,201)
Accounts payable	(277,350)	92,033
Accrued expenses and other current liabilities	419,859	125,231
Deferred revenue	(44,691)	(25,507)
Acquisition-related retention consideration in earn-out liability	(501,769)	—
Other non current liabilities	3,830	4,266

Net cash provided by operating activities	1,758,826	9,430,099
Cash flows from investing activities:
Purchases of property and equipment	(242,366)	(1,521,974)
Cash paid, net of recoveries, for acquisitions and earn-outs	(161,152,098)	371,850
Proceeds from sales of property and equipment	4,000	2,170
Proceeds from sales of intangible assets	—	613,955
Increase in other non current assets	(8,818,084)	(281,128)

Net cash used in investing activities	(170,208,548)	(815,127)
Cash flows from financing activities:
Capital lease obligation principal paid	(1,760)	(2,611)
Income tax benefit related to stock options	—	1,477,965
Offering costs paid	(454,676)	—
Preferred stock dividends and conversion payment	—	(1,632,441)
Proceeds from public offering, net of underwriter discounts	230,287,500	—
Proceeds from exercises of stock options	85,825	952,910
Proceeds from employee stock purchase plan	65,593	23,197

Net cash provided by financing activities	229,982,482	819,020

Net increase in cash and cash equivalents	61,532,760	9,433,992
Cash and cash equivalents at beginning of period	24,933,066	63,090,941

Cash and cash equivalents at end of period	$86,465,826	$72,524,933

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company offers a platform of performance-based advertising and search marketing services which enable merchants to market and sell their products across multiple distribution channels, including search engines, product shopping engines, directories and selected Web sites. The Company also offers super-aggregators and publishers outsourced search marketing platforms, which are a combination of several of the Company’s advertiser technology services, to allow them to sell search marketing packages directly to their customers.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC.

The condensed consolidated financial statements include the accounts of Marchex and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of the date of acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company’s condensed consolidated financial statements presented include the balance sheets as of December 31, 2005 and March 31, 2006, the consolidated statements of operations for the three months ended March 31, 2005 and 2006, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2006.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.

Acquisitions

The Company has completed the following acquisitions since January 1, 2004 and has accounted for them as business combinations:

•	On July 27, 2004, the Company acquired 100% of the outstanding stock of goClick.com, Inc. (“goClick”), a Norwalk, Connecticut-based company. goClick provided marketing technology and services for small merchants.

•	On February 14, 2005, the Company acquired substantially all of the assets of Name Development Ltd. (“Name Development”) including its portfolio of Internet domains and Web sites, revenue-generating contracts, technology and systems, for the operation of the Name Development direct navigation business.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•	On April 26, 2005, the Company acquired certain assets of Pike Street Industries, Inc. (“Pike Street”), an online yellow pages and lead generation provider for local merchants.

•	On July 27, 2005, the Company acquired 100% of the outstanding stock of IndustryBrains, Inc. (“IndustryBrains”), a company focused on monetizing Web sites through contextual advertising solutions.

(2)	Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC.

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-R (SFAS 123R), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock issued to Employee. The adoption of SFAS 123R had a material impact on the Company’s consolidated financial statements. See Note 3—Stock-based Compensation Plans for further information regarding the Company’s adoption of SFAS 123R, including pro forma disclosure for the prior period as if the Company recorded stock-based compensation expense on a fair value basis estimated in accordance with the pro forma provisions of SFAS 123.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to application of SFAS 123R. In accordance with SAB 107, the Company will no longer present stock-based compensation separately on the consolidated statements of operations but will present stock-based compensation in the same lines as compensation paid to the same individuals.

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended March 31, 2005	Three months ended March 31, 2006
Proprietary Traffic Revenues	$2,769,406	$11,301,167
Partner Network and Other Revenues	15,626,577	19,811,158

Total Revenues	$18,395,983	$31,112,325

The Company’s proprietary traffic revenues are generated from the Company’s portfolio of owned Web sites which are monetized with pay-per-click and cost-per-action listings and graphical ad units that are relevant

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to the Web sites. When an online user navigates to one of the Company’s owned and operated Web sites and clicks on a particular listing or completes the specified action, the Company receives a fee.

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the merchant advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, Internet domains or Web sites, and other targeted Web-based content. The Company generates revenue upon delivery of qualified and reported click-throughs to the Company’s merchant advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their online user traffic. Other revenues include the Company’s bid management services, natural search optimization services and outsourced search marketing platforms.

(3)	Stock-based Compensation Plans

(a) Stock Option Plan and Issuance of Restricted Class B Common Stock

In January 2003, the Company adopted a stock incentive plan (the “Plan”) pursuant to which the Plan’s Administrative Committee, appointed by the Company’s Board of Directors, may grant both stock options and restricted stock awards to employees, officers, non-employee directors, and consultants and such options may be designated as incentive or non-qualified stock options at the discretion of the Administrative Committee. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock and provides for the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 8,000,000 shares. Annual increases are to be added on the first day of each fiscal year beginning on January 1, 2004 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company). As a result of this provision, the authorized number of shares available under this Plan was increased by 1,013,953 to 5,013,953 on January 1, 2004 and by 1,274,948 to 6,288,901 on January 1, 2005 and by 1,972,526 to 8,261,427 on January 1, 2006. The Company issues new shares and shares from treasury for shares delivered under the Plan and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4 year period.

SFAS 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Through December 31, 2005, the Company applied the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Through December 31, 2005, the Company recognized compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. The Company began applying SFAS 123R as of January 1, 2006, using the modified prospective application method.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As a result, the Company’s consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards estimated in accordance with the pro forma provisions of SFAS 123. Under the modified prospective application method, our condensed consolidated financial statements for periods prior to the first quarter of 2006 have not been restated. Upon adoption of SFAS 123R, the Company recognized a one-time gain from the cumulative effect of a change in accounting principle, net of tax, of $151,000 based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company had recorded forfeitures as incurred.

The Company will recognize stock-based compensation expense after adoption of SFAS 123R using the straight-line method for all stock awards issued after January 1, 2006, which results in the recognition of less stock-based compensation expense over at least the next several years compared to that which would have been recognized had the Company continued to use the accelerated method.

SFAS 123R requires that the deferred stock-based compensation on the Company’s balance sheet on the date of adoption be netted against paid-in capital. The Company netted approximately $3.0 million of deferred stock-based compensation against paid-in capital on the balance sheet upon adoption of SFAS 123R.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

The per share fair value of stock options granted during the three months ended March 31, 2005 and 2006 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31, 2005	Three months ended March 31, 2006
Expected life (in years)	4.0	4.0
Risk-free interest rate	4.70%	4.83%
Expected volatility	61%	58%
Expected dividend yield	0%	0%

For the three months ended March 31, 2005 and 2006, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common shares. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life. Since the Company has never paid any cash dividends on the Company’s Class B common stock and do not anticipate paying any cash dividends in the foreseeable future, the Company has used an expected dividend yield of zero.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock option activity during the period indicated is as follows:

	Options available for grant	Number of options outstanding	Weighted average exercise price of options outstanding	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2005	96,009	5,414,932	$9.79
Increase to option pool January 1, 2006	1,972,526	—
Granted equal to or above fair value	(702,175)	702,175	22.54
Options exercised	—	(242,865)	3.92
Options cancelled	182,074	(182,074)	13.16

Balance at March 31, 2006	1,548,434	5,692,168	$11.50	8.42	$57,717,000

Options exercisable at March 31, 2006		1,681,328	$4.70	7.36	$28,256,000

Information related to stock option activity during the period indicated is as follows:

	Three Months ended March 31, 2005	Three Months ended March 31, 2006
Weighted average fair value of options granted	$9.91	$11.08
Intrinsic value of options exercised	$457,000	$4,486,000
Total fair value of options vested	$868,000	$1,593,000

At March 31, 2006, there was $17.6 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.59 years.

During the three months ended March 31, 2006, the Company received gross proceeds from the exercise of stock options of $953,000. The tax benefit realized from the exercise of options during the three months ended March 31, 2006 was $1,554,000.

Prior to 2006, the Company has issued restricted stock to employees for future services in connection with acquisitions. Through December 31, 2005, in accordance with the accelerated vesting methodology under FIN 28, the Company amortized the stock-based compensation related to the restricted stock awards as compensation expense over the associated employment periods over which the shares vest. The graded vesting schedules generally range from 2.5 to 3 years. For all awards granted prior to January 1, 2006, the Company will continue amortizing the stock-based compensation related to the unvested stock awards as compensation expense over the associated employment periods over which the shares vest in accordance with the accelerated vesting methodology under FIN 28.

There was no restricted stock activity during the three months ended March 31, 2006. The non-vested balance of restricted shares at December 31, 2005 and March 31, 2006 was 265,410, which had a weighted average grant date fair value of $16.95 per share.

As of March 31, 2006, there was $1.9 million of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.02 years. The Company did not realize a tax benefit during the three months ended March 31, 2006 related to restricted shares as no restricted shares vested.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R:

	Three months ended March 31, 2005	Three months ended March 31, 2006
Stock-based compensation:
Total stock-based compensation included in net income	$147,000	$3,521,000
Income tax benefit related to stock-based compensation included in net income	$22,000	$453,000

In accordance with the methodology described in SFAS 123R, $36,000 of stock-based compensation expense related to stock options was capitalized as part of internally developed software during the three months ended March 31, 2006.

The following table presents the impact of our adoption of SFAS 123R on selected line items from our condensed consolidated financial statements for the three months ended March 31, 2006:

	As reported under SFAS 123R	If reported under APB 25
Condensed consolidated statement of operations:
Income from operations	$65,695	$2,782,951
Income before provision for income taxes	$799,955	$3,517,233
Income before cumulative effect of a change in accounting principle	$146,329	$2,497,125
Net income (loss) applicable to common shareholders	$(1,196,265)	$1,003,190
Net income (loss) per share applicable to common shareholders:
Basic and Diluted	$(0.03)	$0.03
Condensed consolidated statement of cash flows:
Net cash provided by operating activities	$9,430,099	$10,908,064
Net cash provided (used) by financing activities	$819,020	$(658,945)

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for stock-based compensation. The following table illustrates the effect on net income for the three months ended March 31, 2005, if the fair-value-based method of SFAS 123 had been applied to all outstanding awards in the prior period.

Three Months ended March 31, 2005
Net income applicable to common stockholders:
As reported	$388,409
Add: stock based employee compensation expense included in reported net income, net of related tax effect	124,176
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(1,973,659)

Pro forma net loss applicable to common stockholders	$(1,461,074)

Net income per share applicable to common stockholders:
As reported (basic and diluted)	$0.01
Pro forma (basic and diluted)	$(0.05)

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(b) Employee Stock Purchase Plan

On February 15, 2004, the Company’s board of directors and shareholders approved the 2004 Employee Stock Purchase Plan, which became effective on March 30, 2004. The Company has authorized an aggregate of 300,000 shares of Class B common stock for issuance under the plan to participating employees.

The original plan provided eligible employees the opportunity to purchase the Company’s Class B common stock for amounts up to 15% of their compensation during offering periods. Under the plan, no employee was permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period.

The original purchase plan provided for offering periods which were determined by the board of directors. Eligible participants could purchase Class B common stock under the purchase plan at a price equal to the lesser of 85% of the fair value on the first day of an offering period or 85% of the fair value on the last day of an offering period. During 2005, 17,280 shares were purchased at prices ranging from $12.75 to $15.84 per share. As of December 31, 2005, approximately 256,000 shares were available under the purchase plan for future issuance.

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 Employee Stock Purchase Plan to provide that effective January 1, 2006 eligible participants may purchase Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period. During the three months ended March 31, 2006, 1,269 shares were purchased at a price of $18.28 per share. At March 31, 2006, approximately 255,000 shares were available under the purchase plan for future issuance.

(4)	Net Income (Loss) Per Share

The Company’s basic and diluted net income (loss) per share is presented for the three months ended March 31, 2005 and 2006. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net income (loss) applicable to common stockholders consists of net income (loss) as adjusted for the cumulative effect of change in accounting principle, net of tax and the impact of convertible preferred stock dividends and conversion payment. Diluted net income (loss) per share includes the cumulative effect of change in accounting principle, net of tax and excludes the convertible preferred stock dividends and conversion payment and includes the shares that the preferred stock is convertible into if the result is dilutive. As the Company had a net loss for the three months ended March 31, 2006, basic and diluted net loss per share are the same.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic and diluted net income (loss) per share for the three months ended March 31, 2005 and 2006:

	Three months ended March 31, 2005	Three months ended March 31, 2006
Numerator:
Net income before cumulative effect of change in accounting principle	$737,402	$146,329
Cumulative effect of change in accounting principle, net of taxes	—	151,341
Convertible preferred stock dividends and conversion payment	(348,993)	(1,493,935)

Net income (loss) applicable to common stockholders	$388,409	$(1,196,265)

Denominator:
Weighted average common shares outstanding excluding unvested common shares subject to repurchase or cancellation	30,245,678	37,124,298

Weighted average number of shares outstanding used to calculate basic net income (loss) per share	30,245,678	37,124,298
Effect of dilutive securities:
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	2,674,794	—

Weighted average number of shares outstanding use to calculate diluted net income (loss) per share	32,920,472	37,124,298

Basic and diluted net income (loss) per share applicable to common stockholders	$0.01	$(0.03)

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•	For the three months ended March 31, 2005 and 2006, 2,346,939 shares and 1,450,377 shares, respectively, issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•	For the three months ended March 31, 2005, outstanding options to acquire 142,900 shares of Class B common stock with a weighted average exercise price of $21.78 per share and for the three months ended March 31, 2006, outstanding options to acquire 5,692,168 shares of Class B common stock with a weighted average exercise price of $11.50 per share.

•	For the three months ended March 31, 2006, warrants to acquire 6,500 shares of Class B common stock at an exercise price of $8.45.

•	For the three months ended March 31, 2006, 265,410 shares of unvested Class B restricted common shares at March 31, 2006 issued to employees in connection with acquisitions. These shares were for future services that vest over periods ranging from two and one-half to three years. Unvested shares were excluded from the computation of basic net income (loss) per share.

(5)	Concentrations

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

may not be successful in entering into agreements with new distribution partners on commercially acceptable terms. In addition, several of these distribution partners may be considered potential competitors.

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Three Months Ended March 31,
	2005	2006
Distribution Partner A	13%	9%
Distribution Partner B	13%	5%

Distribution Partner A was a new merchant advertiser in 2005 who represented approximately 15% and 28% of revenue for the three months ended March 31, 2005 and 2006, respectively, and approximately 37% and 41% of the outstanding accounts receivable balance at December 31, 2005 and March 31, 2006, respectively.

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

Revenues by geographic region are as follows (in percentages):

	Three Months Ended March 31,
	2005	2006
United States	88%	93%
Canada	4%	2%
Other countries	8%	5%

	100%	100%

(7)	Property and Equipment

Property and equipment consisted of the following:

	As of December 31, 2005	As of March 31, 2006
		(unaudited)
Computer and other related equipment	$2,828,726	$3,270,492
Purchased and internally developed software	2,142,710	3,447,735
Furniture and fixtures	107,829	250,748
Leasehold improvements	94,561	122,842

	$5,173,826	$7,091,817
Less accumulated depreciation and amortization	(1,771,564)	(2,083,528)

Property and equipment, net	$3,402,262	$5,008,289

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.3 million and $2.4 million of unamortized internally developed software costs as of December 31, 2005 and March 31, 2006, respectively.

(8)	Commitments

The Company has commitments for future payments related to office facilities leases, equipment and furniture leases, and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2010. The equipment and furniture leases are financed through capital lease arrangements and are included in property and equipment and the related depreciation is recorded as depreciation expense. The Company also has other contractual obligations expiring over varying time periods through 2009. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other service providers. Future minimum payments are as follows:

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2006	$13,753	$834,025	$1,158,635	$2,006,413
2007	17,604	871,096	244,754	1,133,454
2008	17,604	760,219	25,240	803,063
2009	15,649	631,461	16,000	663,110
2010	—	169,294	—	169,294

Total minimum payments	$64,610	$3,266,095	$1,444,629	$4,775,334

Less: amounts representing interest	(15,211)

Present value of lease obligation	49,398
Less current portion	(11,490)

Long-term portion	$37,909

Rent expense incurred by the Company was approximately $166,000 and $254,000 for the three months ended March 31, 2005 and 2006, respectively.

In connection with the closing of the Name Development asset acquisition in 2005, the Company entered into (i) a new master agreement with an advertising partner with respect to the Company’s direct navigation business, and (ii) a license agreement with the same partner with respect to certain of the partner’s patents, pursuant to which the Company paid $4.5 million in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based upon a discounted rate of 3% (3.75% under certain circumstances) of certain of the Company’s gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs.

(9)	Contingencies and Taxes

(a) Contingencies

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On February 14, 2005, the Company acquired substantially all of the assets of Name Development, a corporation operating in the direct navigation market, for purchase price consideration of $164.4 million in a combination of cash and equity. The Company accounted for the Name Development asset acquisition as a business combination. Under the terms of the agreement, the Company acquired certain assets of Name Development, including its portfolio of Internet domains and Web sites, revenue-generating contracts, technology and systems for the operation of the Name Development direct navigation business. The Company did not assume any other obligations with respect to Name Development as part of this asset acquisition. As a result of the acquisition, the Company obtained a proprietary source of targeted traffic.

The following summarizes the estimated fair value of the assets acquired at the date of acquisition:

Current assets	$45,808
Intangible assets	52,948,941
Goodwill	111,061,747

Total assets acquired	$164,056,496

In connection with the acquisition, $24.6 million of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration. In the event any indemnification obligations are identified on or prior to the end of the escrow period, the purchase price will be reduced accordingly. The escrow amounts, less any indemnification obligations identified, will be released upon termination of the escrow period. A net amount of $357,000 was released from escrow in March 2006 in satisfaction of certain intangible asset indemnification obligations. This amount was reflected as an adjustment to goodwill.

The acquired intangible assets in the amount of $52.9 million have a weighted average useful life of approximately 4.4 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of a non-compete agreement with a value of approximately $5.7 million (2-year weighted-average useful life), domain names with a value of approximately $46.4 million (4.7-year weighted average useful life), and acquired technology with a value of approximately $800,000 (3-year weighted average useful life). The goodwill of $111.1 million and the acquired intangible assets with a value of $52.9 million are deductible over 15 years for federal tax purposes.

(11)	Pike Street Industries Asset Acquisition

On April 26, 2005, the Company acquired certain assets of Pike Street, an online yellow pages and lead generation provider for local merchants. The purchase price consideration consisted of:

•	$12.8 million in cash and estimated acquisition costs; plus

•	242,748 shares of Class B common stock; plus

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•	212,404 shares of restricted Class B common stock that vest over a period of 3 years.

The Company accounted for the Pike Street asset acquisition as a business combination and as a result of the acquisition, acquired additional sources of proprietary targeted traffic.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $4.1 million. The shares of restricted Class B common stock were valued at $16.85 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.6 million. The shares of restricted Class B common stock were issued to the former stockholders of Pike Street who became employees of the Company. The shares vest over a period of three years, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. As part of employment agreements entered into with these former stockholders of Pike Street, a deferred stock-based compensation charge of approximately $3.6 million was recorded in connection with the 212,404 shares of restricted Class B common stock. The deferred stock-based compensation, net of forfeitures, is being amortized using the accelerated vesting method as compensation costs over the associated three-year employment periods over which those shares vest. See Note 2 for the amortization of deferred stock-based compensation during the three months ended March 31, 2006.

The Company did not assume any other obligations with respect to Pike Street as part of this asset acquisition.

The following summarizes the estimated fair value of the assets acquired at the date of acquisition:

Property and equipment	$6,874
Intangible assets	5,025,000
Goodwill	11,827,967

Total assets acquired	$16,859,841

In connection with the acquisition, $1.3 million of the cash consideration, 24,275 shares of Class B common stock, and 81,927 shares of restricted Class B common stock were placed in escrow to secure indemnification obligations for a period of 12 months from the closing date. The escrow amounts have been included as part of the purchase price consideration and were released upon termination of the escrow period.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The shares of restricted Class B common stock were valued at $17.00 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.0 million. The shares of restricted Class B common stock were issued to employee stockholders of IndustryBrains who became employees of the Company. The shares vest over a period of two and one-half years, with the first 33.34% vesting after ten months and each additional 33.33% vesting each successive ten month period over the next twenty months. As part of employment agreements entered into with these former stockholders of IndustryBrains, a deferred stock-based compensation charge of approximately $3.0 million was recorded in connection with the 176,909 shares of restricted Class B common stock. The deferred stock-based compensation, net of estimated forfeitures, is being amortized using the accelerated vesting method as compensation costs over the associated three-year employment periods over which those shares vest. See Note 2 for the amortization of deferred stock-based compensation during the three months ended March 31, 2006.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

(13)	Intangible Assets from Acquisitions

Intangible assets from acquisitions consist of the following:

	As of December 31, 2005	As of March 31, 2006
		(unaudited)
Merchant advertiser customer base	$7,000,000	$7,000,000
Distribution partner base	3,100,000	3,100,000
Non-compete agreements	9,100,000	9,100,000
Trademarks/domains	46,979,732	46,753,574
Acquired technology	11,400,000	11,400,000

	$77,579,732	$77,353,574
Less accumulated amortization	(26,232,788)	(31,030,143)

Total	$51,346,944	$46,323,431

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Aggregate amortization expense incurred by the Company for the three months ended March 31, 2005 and 2006, was approximately $3.1 million and $4.9 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $14.0 million for the remainder of 2006, $14.3 million in 2007, $10.7 million in 2008, $3.3 million in 2009, and $4.0 million in 2010 and thereafter.

(14)	Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	As of December 31, 2005	As of March 31, 2006
		(unaudited)
Internet domain names	$13,407,166	$13,674,621
Less accumulated amortization	(2,327,978)	(2,975,935)

Other intangible assets, net	11,079,188	10,698,686

Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(1,128,826)	(1,450,255)

License fee, net	3,371,174	3,049,745
Restricted cash	800,000	800,000
Other	197,142	209,490

Total intangibles and other assets, net	$15,447,504	$14,757,921

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $2.0 million for the remainder of 2006, $2.5 million in 2007, $2.1 million in 2008, $1.6 million in 2009, and $2.4 million in 2010 and thereafter. There were domains held for sale valued at approximately $300,000 and $100,000 under prepaid expenses and other current assets as of December 31, 2005 and March 31, 2006, respectively, which are no longer being amortized.

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

(15)	Convertible Preferred Stock Dividends

In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted approximately 80,848 shares of the Company’s preferred stock into approximately 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. The $970,000 was reflected as preferred stock dividends and conversion payment in the Company’s financial statements. Approximately 142,137 shares of preferred stock remain outstanding as of March 31, 2006.

In April 2006, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on May 15, 2006 to the holders of record as of the close of business on May 4, 2006. This quarterly dividend obligation totals approximately $442,000.

(16)	Subsequent Event

On May 1, 2006, the Company acquired certain assets of AreaConnect LLC (“AreaConnect”), a provider of local online traffic to Yellow and White Pages publishers, for the following purchase price consideration:

•	$12.0 million in cash; plus

•	183,832 shares of Class B common stock; plus

•	78,129 shares of restricted Class B common stock that vest over a three-year period in installments of 16.67% after each six month period during that term and will result in compensation expense.

The Company did not assume any other obligations with respect to AreaConnect as part of this asset acquisition.

The shares of Class B common stock, excluding the shares of restricted Class B common stock were valued (for accounting purposes) at an aggregate amount of approximately $3.9 million.

The shares of restricted Class B common stock were issued to a former stockholder of AreaConnect who became an employee of the Company and were valued at approximately $1.7 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-KSB for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

We deliver vertical and local online traffic to merchant advertisers, and help publishers monetize traffic on their Web site(s). Our platform of performance-based advertising and search marketing services enables merchants to market their products or services across relevant online distribution points, including search engines, product shopping engines, vertical Web sites, and local Web sites; and enable publishers with merchant advertisers who are looking to market their products or services on the publisher search network, or a specific page of the publisher Web site, to do so.

We currently provide our merchant advertisers with the following technology-based services:

•	Feed Management. We leverage our proprietary technology to crawl and extract relevant product content from merchant advertisers’ databases and Web sites to create highly-targeted product and service listings, which we deliver into our distribution network. Our trusted feed relationships with certain our distribution partners enable merchant advertisers to deliver comprehensive and up-to-date product and service listings to some of the Web’s largest search engines, product shopping engines and directories.

•	Bid Management. We enable merchant advertisers to: (1) track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks using our bid management services; and (2) evaluate the effectiveness of online advertising campaigns using our conversion tracking and detailed reporting services.

•	Contextual Targeting. We sell advertising placement on specialized vertical and branded Web sites and on specific sections of a Web site on a bid-for-click basis. We also refer to this as site-specific contextual advertising. We believe this site-specific approach to contextual advertising allows publishers an opportunity to monetize the value of their own brand and traffic, and gives advertisers greater transparency and relevancy.

•	Pay-Per-Click Targeting. We deliver pay-per-click advertising listings that are reflective of our merchant advertisers’ products and services to online users in response to their keyword search queries, and in response to their typing of specific Web sites into their browser (direct navigation). These pay-per-click listings are generally ordered in the search results based on the amount our merchant advertisers choose to pay for a targeted placement. These targeted listings are displayed to consumers and businesses through our distribution network of leading search engines, product shopping engines, directories and other Web sites. We also generate revenue from cost-per-action services, which occur when the online user is redirected from the Company web sites to a merchant advertiser web site and completes a specified action.

•	Natural Search Engine Optimization. We optimize merchant advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines.

•	Outsourced Search Marketing Platforms. We support online marketing efforts of local businesses and SMEs (small and medium-sized enterprises) by providing super-aggregator partners, such as yellow page publishers and newspaper companies, with an outsourced platform of our performance-based advertising and search marketing technology services. Our outsourced platform allows super-aggregator partners to directly sell search marketing packages to their customers, such as yellow page or classified advertisers. Our outsourced platform for publishers, which is separate and distinct from the local platform, allows publishers to monetize their Web site(s) with their advertiser relationships. Our outsourced platforms are provided to super-aggregator partners and publishers allowing the partners and publishers to sell under their brand.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date. We have completed the following acquisitions since our inception:

•	On February 28, 2003, we acquired eFamily together with its direct wholly-owned subsidiary Enhance Interactive. eFamily was incorporated in Utah on November 29, 1999 under the name FocusFilter.com, Inc.

•	On October 24, 2003, we acquired TrafficLeader which was incorporated in Oregon on January 24, 2000 under the name Sitewise Marketing, Inc.

•	On July 27, 2004, we acquired goClick which was incorporated in Connecticut on October 25, 2000.

•	On February 14, 2005, we acquired certain assets of Name Development which was incorporated in the British Virgin Islands in July 2000.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries, which was incorporated in Washington on March 6, 2002.

•	On July 27, 2005, we acquired IndustryBrains, which was incorporated in New York on January 31, 2002.

•	On May 1, 2006, we acquired certain assets of AreaConnect, which was formed in Delaware on June 5, 2002.

We currently have offices in Seattle, Washington; Orem, Utah; Eugene, Oregon; Las Vegas, Nevada; and New York City, New York.

Acquisitions

We have completed the following acquisitions during 2005 and 2006 which have been accounted for as business combinations.

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

AreaConnect

In May 2006, we acquired certain assets of AreaConnect, a provider of local online traffic to Yellow and White Pages publishers, for the following consideration:

•	$12.0 million in cash; plus

•	183,832 shares of Class B common stock; plus

•	78,129 shares of restricted Class B common stock issued which will vest over a three year period in installments of 16.67% after each six month period during that term.

The shares of Class B common stock, excluding the shares of restricted Class B common stock were valued (for accounting purposes) at an aggregate amount of approximately $3.9 million.

We did not assume any other obligations with respect to AreaConnect as part of this asset acquisition.

The shares of restricted Class B common stock were issued to a former stockholder of AreaConnect who became an employee of the Company and were valued at approximately $1.7 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2005 and 2006.

Revenue

We currently generate revenue through our suite of services, including our pay-per-click targeting, feed management, bid management, contextual targeting, natural search optimization and outsourced search marketing services platforms.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, cost-per-action services and feed management services. These primary sources amounted to greater than 93% of our revenues in all periods presented. Our secondary sources of revenue are our bid management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 7% of our revenues in all periods presented. We have no barter transactions.

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

Industry and Market Factors

We enter into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our merchant advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount per click-through on these listings. The level of click-throughs contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter-to-quarter and year-to-year, sometimes significantly. Our current growth will be impacted by our ability to increase our distribution, which impacts the number of Internet users who have access to our merchant advertisers’ listings and the rate at which our merchant advertisers are able to convert clicks from these Internet users into completed transactions, such as a purchase or sign up. Our current growth also depends on our ability to continue to increase the number of merchant advertisers who use our services and the amount these merchant advertisers spend on our services.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization and impairment of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web site and network equipment;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	salaries of related personnel; and

•	stock-based compensation of related personnel.

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

Sales and Marketing

Sales and marketing expenses consist primarily of:

•	payroll and related expenses for personnel engaged in marketing and sales functions;

•	advertising and promotional expenditures including online and outside marketing activities;

•	cost of systems used to sell to and serve merchant advertisers; and

•	stock-based compensation of related personnel.

Product Development

Product development costs consist primarily of expenses incurred in the research and development, creation and enhancement of our Web sites and services.

Our research and development expenses include:

•	compensation and related expenses;

•	costs of computer hardware and software;

•	costs incurred in developing features and functionality of the services we offer; and

•	stock-based compensation of related personnel.

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

General and Administrative

General and administrative expenses consist primarily of:

•	payroll and related expenses for executive and administrative personnel;

•	professional services, including accounting, legal and insurance;

•	bad debt provisions;

•	facilities costs;

•	other general corporate expenses; and

•	stock-based compensation of related personnel.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation under APB 25 and used the intrinsic value method. In accordance with APB 25, stock-based compensation consisted of the following:

•	the intrinsic value of employee option and restricted stock issuances in cases where the fair value of the underlying stock was greater than the exercise price on the date of the grant; and

•	the fair value of non-employee option issuances.

As of January 1, 2006, we adopted SFAS 123R and account for stock-based compensation under the fair value method. As a result, stock-based compensation consists of the following:

•	all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and

•	the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards estimated in accordance with the pro forma provisions of SFAS 123.

As we adopted the modified prospective method, the results for the prior year have not been restated under the fair value method for GAAP purposes.

Stock-based compensation expense has been included in the same lines as compensation paid to the same individuals in the consolidated statement of operations in accordance with SAB 107. Stock-based compensation expense recognized in the prior period has been reclassified to conform to the presentation in the current period.

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

Provision for Income Taxes

For income tax purposes, we utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Although realization is not assured, the Company believes it is more likely than not, based on its operating performance and projections of future taxable income, that the Company’s net deferred tax assets will be realized. In determining that it was more likely than not that the Company would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to merchant advertiser usage rates and projected revenues and expenses. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets. From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of the Company and its filings. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to the Company’s financial statements.

As of March 31, 2006, we had net operating loss, or NOL, carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

Follow-on Public Offering

In February 2005, we closed a follow-on public offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. Net proceeds have been used to fund the Name Development asset acquisition, the Pike Street Industries asset acquisition, the IndustryBrains acquisition, the recent AreaConnect asset acquisition in May 2006, and for working capital and other general corporate purposes. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including for future acquisitions.

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

The Company’s board of directors has declared and paid the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
April 2005	$3.00	May 4, 2005	$690	May 16, 2005
July 2005	2.97	August 4, 2005	683	August 15, 2005
October 2005	2.97	November 4, 2005	683	November 15, 2005
January 2006	2.97	February 4, 2006	662	February 15, 2006

In April 2006, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on May 15, 2006 to the holders of record as of the close of business on May 4, 2006. This quarterly dividend obligation totals approximately $442,000.

The preferred stock is convertible at the option of the holder at any time into shares of Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. During 2005, approximately 4,515 shares of preferred stock were converted at the option of the holders into approximately 46,071 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In January 2006, approximately 2,500 shares of preferred stock were converted at the option of the holders into approximately 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted approximately 80,848 shares of the Company’s preferred stock into approximately 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. The $970,000 was reflected as preferred stock dividends and conversion payment in the Company’s financial statements. Approximately 142,137 shares of preferred stock remain outstanding as of March 31, 2006.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of March 31, 2006. The Debentures, if issued, will mature 25 years after the exchange date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2005 and 2006 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three months ended March 31, 2005	Three months ended March 31, 2006
Revenue	100.0%	100.0%

Expenses:
Service costs	58.0%	47.7%
Sales and marketing	7.4%	18.9%
Product development	4.3%	7.2%
General and administrative	8.5%	11.0%
Amortization of acquired intangible assets	16.8%	15.7%

Total operating expenses	94.9%	100.4%
Gain on sales of intangible assets, net	0.0%	0.6%

Income from operations	5.1%	0.2%
Other income (expense):
Interest income	1.5%	2.4%
Interest expense	0.0%	0.0%
Other	0.0%	0.0%

Total other income	1.5%	2.4%

Income before provision for income taxes	6.6%	2.6%
Income tax expense	2.6%	2.1%

Income before cumulative effect of a change in accounting principle	4.0%	0.5%
Cumulative effect of change in accounting principle, net of tax	0.0%	0.5%

Net income	4.0%	1.0%
Convertible preferred stock dividend and conversion payment	1.9%	4.8%

Net income (loss) applicable to common stockholders	2.1%	(3.8%)

Comparison of the Three Months ended March 31, 2005 to the Three Months ended March 31, 2006

Revenues. The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended March 31, 2005	Three months ended March 31, 2006
Proprietary Traffic Revenues	$2,769,406	$11,301,167
Partner Network and Other Revenues	15,626,577	19,811,158

Total Revenues	$18,395,983	$31,112,325

Our proprietary traffic revenues are generated from our portfolio of owned and operated Web sites which are monetized with pay-per-click and cost-per-action listings and graphical ad units that are relevant to the Web sites. When an online user navigates to one of our owned Web sites and clicks on a particular listing or completes the specified action, we receive a fee.

Our partner network revenues are primarily generated using third-party distribution networks to deliver the merchant advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, Internet domains or Web sites, and other targeted Web-based content. We generate revenue upon delivery of qualified and reported click-throughs to our merchant advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their online user traffic. Other revenues include our bid management services, natural search optimization services and outsourced search marketing platforms.

Revenue increased 69%, from $18.4 million for the three months ended March 31, 2005 to $31.1 million in the same period in 2006. This increase was attributable to a $11.5 million increase in performance-based advertising services. Of this increase more than three-quarters related to an increase in the average revenue per merchant advertiser, while the remaining related to an increase in the number of merchant advertisers. Of the total revenue increase, $8.5 million is derived from our proprietary traffic revenues which are attributable to our portfolio of more than 200,000 Web sites. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions including their respective portfolios of Web sites.

We believe the increase in revenue is primarily a result of the growth of our existing distribution partners and proprietary traffic sources, the increased number of searches and resulting click-throughs performed by users of our services, and new merchant advertisers and advertising services provider relationships. We also believe the foregoing factors, combined with our sales efforts have contributed to an increase in the average revenue per merchant advertiser. The increase in revenue in the 2006 period is also attributable to the acquisition of IndustryBrains in July 2005 which added more than 100 unique distribution partners and more than 1,000 unique merchant advertisers.

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

Expenses

Expenses were as follows:

	Three months ended March 31,
	2005	% of revenue	2006	% of revenue
Service costs	$10,670,707	58%	$14,851,949	48%
Sales and marketing	$1,354,493	7%	$5,866,684	19%
Product development	$785,214	4%	$2,227,024	7%
General and administrative	$1,556,600	8%	$3,409,508	11%
Amortization of acquired intangible assets	$3,083,157	17%	$4,870,673	16%

Effective January 1, 2006, we adopted SFAS 123R and record stock-based compensation expense under the fair value method. Prior to January 1, 2006, we accounted for stock-based compensation under APB 25 and used the intrinsic value method. In the three months ended 2006, we recorded $3.5 million of stock-based compensation expense compared to $147,000 for the same period in 2005. This stock-based compensation expense has been included in the same lines as compensation paid to the same individuals in the consolidated statement of operations in accordance with SAB 107. Stock-based compensation recognized in the prior period has been reclassified to conform to the presentation in the current period.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Three months ended March 31,
	2005	2006
Service costs	$1,800	$236,211
Sales and marketing	29,507	1,047,271
Product development	10,665	735,187
General and administrative	104,566	1,502,074

Total stock-based compensation	$146,538	$3,520,743

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 39% from $10.7 million in the three months ended March 31, 2005 to $14.9 million in the same period in 2006. The increase was mainly attributable to an increase in payments to distribution partners of $2.3 million which in part was attributable to the acquisition of IndustryBrains in July 2005. The increase was also attributable to an increase in personnel costs of $621,000 of which $234,000 was related to stock-based compensation expense, an increase in payment processing fees of $56,000, an increase in facility and other costs of $228,000, an increase in license fees and royalties of $308,000 and an increase in registration fees and Internet domain amortization of $691,000. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006.

This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 58% of revenue in the three months ended March 31, 2005 as compared to 48% in 2006. The 2006 decrease as a percentage of revenue in service costs as compared to the same period in 2005 was primarily a result of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006 and costs associated with the expansion of our operations.

Sales and Marketing. Sales and marketing expenses increased 333%, from $1.4 million for the three months ended March 31, 2005 to $5.9 million in the same period in 2006. As a percentage of revenue, sales and marketing expenses were 7% and 19% for the three months ended March 31, 2005 and 2006, respectively. The increase in dollars was related primarily to an increase in personnel costs of $1.4 million of which $1.0 million was related to stock-based compensation and the remaining amount was primarily related to an increase in the number of employees and an increase in online and outside marketing activities of $2.9 million. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006. The remaining increase was related to increases in other operating costs arising from operations in multiple jurisdictions. We expect that sales and marketing expenses will increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R and in connection with any revenue increase, to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses increased 184%, from $785,000 in the three months ended March 31, 2005 to $2.2 million in the same period in 2006. As a percentage of revenue, product development expenses were 4% and 7% for the three months ended March 31, 2005 and 2006, respectively. The increase in dollars was primarily due to an increase in personnel costs of $1.2 million of which $725,000 was related to stock-based compensation expense and the remaining amount was primarily related to an increase in the number of employees, and an increase in travel, depreciation expense, and other operating costs of $203,000. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense due to our adoption of SFAS 123R.

General and Administrative. General and administrative expenses increased 119%, from $1.6 million in the three months ended March 31, 2005 to $3.4 million in the same period in 2006. The increase in dollars was primarily due to an increase in personnel costs of $1.7 million of which $1.4 million was related to stock-based compensation, a decrease in professional services of $57,000, an increase in facilities related costs of $74,000, and by a net increase in travel, bad debt, and other costs of $110,000. As a percentage of revenue, general and administrative expenses were 8% and 11% for the three months ended March 31, 2005 and 2006, respectively. As a percentage of revenue, the increase in general and administrative expenses in 2006 as compared to 2005 was primarily a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006 and to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

Amortization of Intangible Assets From Acquisitions. Intangible amortization expense increased 58%, from $3.1 million in the three months ended March 31, 2005 to $4.9 million in the same period in 2006. The increase was associated with the February 2005 Name Development asset acquisition, the April 2005 Pike Street asset acquisition and the July 2005 acquisition of IndustryBrains. During the 2006 period, the components of amortization of intangibles were service costs of $3.4 million, sales and marketing of $521,000 and general and administrative of $979,000.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $77.4 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Gain on sales of intangible assets, net. The gain on sales of intangible assets, net was $179,000 for the three months ended March 31, 2006 and was attributable to the sales of Internet domain name intangible assets.

Other Income. Other income increased 171%, from $271,000 in the three months ended March 31, 2005 to $734,000 in the same period in 2006. The increase was primarily attributable to an increase in interest income of $470,000 which was primarily a result of the impact of our follow-on public offering in February 2005 on the average cash balances in the 2006 period as well as an increase in rates realized on invested funds.

Income Taxes. The income tax expense in the three months ended March 31, 2005 was $479,000 as compared to $654,000 in the same period in 2006.

In the three months ended March 31, 2005, the effective tax rate of 39% differed from the expected effective tax rate of 34% primarily due to state income taxes and non-deductible stock compensation amounts recorded under the intrinsic-value based accounting prescribed by APB 25 in which stock-based compensation was recorded only if, on the date of grant, the current market price of our Class B common stock exceeded the exercise price. The effective tax rate was 82% in the three months ended March 31, 2006. This differed from the expected tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts.

During the three months ended March 31, 2005 and 2006, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $130,000 and $1.5 million, respectively, which were recorded as credits to additional paid in capital.

Cumulative effect of Change in Accounting Principle. Upon adoption of SFAS 123R, a one-time gain of $151,000, net of tax, was recognized as an cumulative effect of a change in accounting principle based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, forfeitures had been recorded as incurred.

Convertible Preferred Stock Dividends and Conversion Payment. The convertible preferred stock dividends increased 328%, from $349,000 in the three months ended March 31, 2005 to $1.5 million in the same period in 2006. The increase was primarily attributable to a one time payment of $970,000 associated with the voluntary conversion of approximately 80,848 shares of our preferred stock into approximately 824,980 shares of our Class B common stock in March 2006 and a full quarter of preferred dividends accrued for the three months ended March 31, 2006 compared to preferred dividends accrued in the same period in 2005 from February 15, 2005. Preferred stock dividends are based upon a dividend rate of 4.75%.

Net Income (Loss) Applicable to Common Stockholders. Net income (loss) applicable to common stockholders decreased from a net income of $388,000 for the three months ended March 31, 2005 to a net loss of $1.2 million in the 2006 period. The decrease was primarily attributable to an increase in stock-based compensation expense of $3.4 million due to our adoption of SFAS 123R in 2006 and an increase in preferred stock dividends of $1.1 million which included a one-time payment of $970,000 offset by revenue increasing at a faster rate than service costs, sales and marketing, product development and general administration expenses excluding stock-based compensation expense, a one-time gain of $151,000 as a cumulative effect of change in accounting principle and gain on sales of intangible assets, net of $179,000.

Liquidity and Capital Resources

In February 2005, we closed a follow-on offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. Concurrent with the close of our offerings, we completed the acquisition of certain assets of Name Development, a corporation operating in the direct navigation market, for purchase price consideration of $164.4 million, including approximately $155.6 million in cash and estimated acquisition costs and approximately 419,659 shares of our Class B common stock valued (for accounting purposes) at an aggregate amount of approximately $8.8 million. Net proceeds have been used to fund the Name Development asset acquisition, the Pike Street asset acquisition, the IndustryBrains acquisition, the recent AreaConnect asset acquisition and for working capital and other general corporate purposes. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including for future acquisitions.

As of March 31, 2006, we had cash and cash equivalents of $72.5 million. As of March 31, 2006, we had contractual obligations of $4.8 million of which $3.3 million is for rent under our facility leases.

Upon adoption of SFAS 123R on January 1, 2006, we are reporting the excess tax benefit from stock options as a financing cash flow rather than as an operating cash flow as prescribed under the prior accounting rules in accordance with the modified prospective method of SFAS 123R. The tax benefit from stock options for the prior year has not been restated to conform to the current presentation.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, facility relocation amounts, deferred income taxes, cumulative effect of a change in accounting principle and changes in working capital. Cash provided by operating activities for the three months ended March 31, 2006 of approximately $9.4 million consisted primarily of net income of $298,000 adjusted for non-cash items of $9.0 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes and cumulative effect of a change in accounting principle and approximately $153,000 provided by working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2005 of approximately $1.8 million consisted primarily of a net income of $737,000 adjusted for non-cash items of $3.8 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, and income tax benefit related to stock options and approximately $2.8 million used by working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we receive payment prior to our delivery of related click-throughs. Our corresponding payments to the distribution partners who provide placement for the listings are generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the three months ended March 31, 2005 and 2006.

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

Cash used in investing activities for the three months ended March 31, 2006 of approximately $815,000 was primarily attributable to purchases for Internet domain names or Web sites of approximately $254,000, net purchases for property and equipment of $1.5 million, offset by proceeds of $614,000 from the sales of intangible assets and proceeds of approximately $400,000 from the settlement of certain intangible asset indemnification obligations in connection with our acquisitions. Cash used in investing activities for the three months ended March 31, 2005 of approximately $170.2 million was primarily attributable to the payment of the Name Development asset acquisition for approximately $155.5 million, the Enhance Interactive earn-out consideration payment of $5.7 million, purchases for Internet domain names or Web sites of approximately $4.3 million, payment for a prepaid license of $4.5 million and net purchases for property and equipment of $238,000.

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

Cash provided by financing activities for the three months ended March 31, 2006 of approximately $819,000 was primarily attributable to net proceeds of approximately $976,000 from the sale of stock through employee stock options and employee stock purchases and $1.5 million of income tax benefit related to stock options offset by preferred dividend payments of $1.6 million which included the one-time payment of $970,000 associated with the voluntary conversion of approximately 80,848 shares of our preferred stock into approximately 824,980 shares of our Class B common stock . Cash provided by financing activities for the three months ended March 31, 2005 of approximately $230.0 million was primarily attributable to net proceeds from our follow-on offering in February 2005 of $229.8 million.

The following table summarizes our contractual obligations as of March 31, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$3,266,095	$834,025	$1,631,315	$800,755
Capital leases	64,610	13,753	35,208	15,649
Other contractual obligations	1,444,629	1,158,635	269,994	16,000

Total contractual obligations (1), (2)	$4,775,334	$2,006,413	$1,936,517	$832,404

(1)	In February 2005 we entered into (i) a new master agreement with Overture with respect to our direct navigation business, and (ii) a license agreement with Overture with respect to certain of Overture’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs. The royalty payments are not included in the above schedule.
(2)	Under the terms of the preferred stock offering in February 2005, we have a quarterly dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments.

During the three months ended March 31, 2006, we paid approximately $254,000 for the purchase of additional Web sites. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our presence in the field of direct navigation.

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

We will have an annual dividend payment obligation under the terms of the preferred stock of $1.7 million based upon approximately 142,137 convertible preferred shares outstanding as of March 31, 2006. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share.

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

On July 7, 2005, a Registration Statement on Form S-3 (File No. 333-125372) relating to the resale of 1,382,093 shares of our Class B common stock by certain selling stockholders with S-3 or piggyback registration rights granted principally in connection with our prior acquisitions was declared effective by the Securities and Exchange Commission. We were contractually required to use best efforts to keep this Registration Statement effective until April 26, 2006. We will not receive any proceeds in connection with these sales by selling stockholders.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. SFAS 123R requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R, we accounted for share-based payments under APB 25 and accordingly, generally recognized compensation expense related to restricted stock awards and stock options with intrinsic value and accounted for forfeitures as they occurred.

Under FAS 123R, we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123R, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3—Stock-based Compensation Plans in the condensed consolidated financial statements for additional information.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123-R (SFAS 123R), Share-Based Payment, which replaces SFAS No. 123 (SFAS 123) and supersedes APB Opinion No. 25 (APB 25). We adopted the provisions of SFAS 123R on January 1, 2006. Thus, our consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. See Note 3—, Stock-based Compensation Plans for further information regarding our adoption of SFAS 123R and the impact on our financial position and results of operations.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market finds. We place our investments with high-quality financial institutions and limit the amount of credit exposure to any one financial institution. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any material foreign currency or other derivative financial instruments.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls. There was no significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II—Other Information

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings. From time to time, however, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights, and a variety of claims arising in connection with our services.

Item 1a.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should also carefully review the risk factors discussed in Part II, Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2005. Such risks could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in Part II, Item 6 of our Annual Report on Form 10-KSB. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or future results.

Item 2.	Unregistered Sales Of Equity Securities and Use Of Proceeds

We issued the following securities, none of which have been registered under the Securities Act of 1933, as amended (the “Act”) during the first quarter of 2006:

1.	The Company granted stock options to employees to purchase an aggregate of 606,166 shares of the Company’s Class B common stock under the Company’s 2003 amended and restated stock incentive plan, with a weighted average exercise price of $22.54 per share. The issuance of such stock options was not registered under the Securities Act of 1933. No underwriters were involved in these stock option grants. The issuance of stock options was made in reliance upon an exemption from the registration provisions of the Act set forth in Section 4(2) and Rule 506 of Regulation D thereof relative to the sale by an issuer not involving a public offering or the rules and regulations thereunder.

During the first quarter of 2006, share repurchase activity was as follows:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
January 1, 2006 - January 31, 2006	18,072	$0.01	—	—
February 1, 2006 - February 28, 2006	—	—	—	—
March 1, 2006 – March 31, 2006	—	—	—	—
Total	18,072	$0.01	—	—

(1)	All shares were shares of restricted equity subject to vesting which were issued to employees in connection with certain of our acquisitions. We repurchased the shares above which were not already vested from certain of our employees upon their termination of employment.

Item 6.	Exhibits.

Exhibits:

31.1	Certification of CEO pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

May 10, 2006