Form 10-Q
period 2006-06-30
MARCHEX INC
filed 2006-08-09
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                    .

Commission File Number 000-50658

Marchex, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 4, 2006
Class A common stock, par value $.01	11,659,216
Class B common stock, par value $.01	27,450,355

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2005	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$63,090,941	$59,511,600
Accounts receivable, net	14,401,814	11,526,106
Prepaid expenses and other current assets	1,818,211	1,921,356
Refundable taxes	3,835,542	4,715,201
Deferred income tax assets	428,855	372,007

Total current assets	83,575,363	78,046,270
Property and equipment, net	3,402,262	6,683,268
Deferred income tax assets	—	1,096,776
Intangible and other assets, net	15,447,504	14,003,107
Goodwill	180,637,076	200,744,196
Intangible assets from acquisitions, net	51,346,944	47,704,617

Total assets	$334,409,149	$348,278,234

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,258,423	$5,368,074
Accrued expenses and other current liabilities	1,755,970	2,439,335
Deferred revenue	2,291,374	2,380,385

Total current liabilities	13,305,767	10,187,794
Deferred income tax liabilities	397,481	—
Other non-current liabilities	92,309	109,107

Total liabilities	13,795,557	10,296,901

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock	54,121,678	34,116,491
Class A common stock	119,282	119,217
Class B common stock	254,839	273,965
Additional paid-in capital	271,949,963	308,208,237
Deferred stock-based compensation	(3,042,016)	—
Accumulated deficit	(2,790,154)	(4,736,577)

Total stockholders’ equity	320,613,592	337,981,333

Total liabilities and stockholders’ equity	$334,409,149	$348,278,234

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Six months ended June 30, 2005	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended June 30, 2006
Revenue	$39,564,005	$62,827,045	$21,168,022	$31,714,720

Expenses:
Service costs (1), (2)	21,542,169	29,872,268	10,871,462	15,020,319
Sales and marketing (1), (2)	3,184,312	11,273,884	1,829,819	5,407,200
Product development (1), (2)	2,213,744	4,780,419	1,428,530	2,553,395
General and administrative (1), (2)	2,970,587	7,255,720	1,413,987	3,846,212
Amortization of intangible assets from acquisitions (3)	8,032,808	10,034,864	4,949,651	5,164,191

Total operating expenses	37,943,620	63,217,155	20,493,449	31,991,317
Gain on sales of intangible assets, net	—	353,279	—	174,071

Income (loss) from operations	1,620,385	(36,831)	674,573	(102,526)
Other income (expense):
Interest income	856,356	1,492,410	587,973	754,054
Interest expense	(3,460)	(4,439)	(1,600)	(2,228)
Other	4,000	(1,863)	—	—

Total other income	856,896	1,486,108	586,373	751,826

Income before provision for income taxes	2,477,281	1,449,277	1,260,946	649,300
Income tax expense	949,589	1,492,452	470,656	838,804

Income (loss) before cumulative effect of change in accounting principle	1,527,692	(43,175)	790,290	(189,504)
Cumulative effect of a change in accounting principle, net of tax	—	151,341	—	—

Net income (loss)	1,527,692	108,166	790,290	(189,504)
Convertible preferred stock dividends and conversion payment	1,031,806	1,916,082	682,813	422,147

Net income (loss) applicable to common stockholders	$495,886	$(1,807,916)	$107,477	$(611,651)

Basic net income (loss) applicable to common stockholders	$0.02	$(0.05)	$0.00	$(0.02)
Diluted net income (loss) applicable to common stockholders	$0.01	$(0.05)	$0.00	$(0.02)
Shares used to calculate basic net income (loss) per share applicable to common stockholders	32,790,977	37,693,506	35,308,306	38,311,448
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	35,149,062	37,693,506	37,459,860	38,311,448

(1) Excludes amortization of intangible assets from acquisitions

(2) Includes stock-based compensation as follows:

Service costs	$134,634	$491,953	$132,834	$255,742
Sales and marketing	315,431	1,991,249	285,924	943,978
Product development	148,650	1,562,374	137,985	827,187
General and administrative	44,992	2,903,075	(59,574)	1,401,001

Total stock-based compensation	$643,707	$6,948,651	$497,169	$3,427,908

(3) Components of amortization of intangible assets from acquisitions:

Service costs	$6,283,724	$6,845,831	$3,890,299	$3,475,158
Sales and marketing	325,555	1,188,584	204,722	667,751
General and administrative	1,423,529	2,000,449	854,630	1,021,282

Total amortization of intangible assets from acquisitions	$8,032,808	$10,034,864	$4,949,651	$5,164,191

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30, 2005	Six months ended June 30, 2006
Cash flows from operating activities:
Net income	$1,527,692	$108,166
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	(151,341)
Amortization and depreciation	9,678,664	12,733,989
Facility relocation recoveries	(18,710)	(43,431)
Gain (loss) on sales of fixed assets	(4,000)	1,863
Gain on sales of intangible assets	—	(353,279)
Allowance for doubtful accounts and merchant advertiser credits	1,021,612	1,053,249
Stock-based compensation	643,707	6,948,651
Deferred income taxes	(1,475,680)	(1,462,340)
Income tax benefit related to stock options	328,093	—
Excess tax benefit related to stock options	—	(1,832,700)
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(4,020,058)	1,822,459
Refundable taxes	(1,607,237)	1,035,121
Prepaid expenses, other current assets, and restricted cash	(610,490)	(296,990)
Accounts payable	877,998	(4,063,670)
Accrued expenses and other current liabilities	499,103	74,569
Deferred revenue	59,200	88,306
Acquisition-related retention consideration in earn-out liability	(501,769)	—
Other non current liabilities	2,909	18,905

Net cash provided by operating activities	6,401,034	15,681,527
Cash flows from investing activities:
Purchases of property and equipment	(654,166)	(3,510,337)
Cash paid, net of recoveries, for acquisitions and earn-outs	(173,711,646)	(17,730,490)
Proceeds from sales of property and equipment	4,000	2,170
Proceeds from sales of intangible assets	330,180	1,368,155
Increase in other non current assets	(15,513,998)	(617,848)

Net cash used in investing activities	(189,545,630)	(20,488,350)
Cash flows from financing activities:
Capital lease obligation principal paid	(3,830)	(5,517)
Excess tax benefit related to stock options	—	1,832,700
Offering costs paid	(517,706)	—
Preferred stock dividends and conversion payment	(690,000)	(2,054,589)
Proceeds from public offering, net of underwriter discounts	230,287,500	—
Proceeds from exercises of stock options	309,250	1,412,475
Proceeds from employee stock purchase plan	118,848	42,413

Net cash provided by financing activities	229,504,062	1,227,482

Net increase (decrease) in cash and cash equivalents	46,359,466	(3,579,341)
Cash and cash equivalents at beginning of period	24,933,066	63,090,941

Cash and cash equivalents at end of period	$71,292,532	$59,511,600

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the balance sheets as of December 31, 2005 and June 30, 2006, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2006, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2006.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.

Acquisitions

The Company has completed the following acquisitions since January 1, 2004 and has accounted for them as business combinations:

•	On July 27, 2004, the Company acquired 100% of the outstanding stock of goClick.com, Inc. (“goClick”), a Norwalk, Connecticut-based company. goClick provided marketing technology and services for small merchants.

•	On February 14, 2005, the Company acquired substantially all of the assets of Name Development Ltd. (“Name Development”) including its portfolio of Internet domains and Web sites, revenue-generating contracts, technology and systems, for the operation of the Name Development direct navigation business.

•	On April 26, 2005, the Company acquired certain assets of Pike Street Industries, Inc. (“Pike Street”), an online yellow pages and lead generation provider for local merchants.

•	On July 27, 2005, the Company acquired 100% of the outstanding stock of IndustryBrains, Inc. (“IndustryBrains”), a company focused on monetizing Web sites through contextual advertising solutions.

•	On May 1, 2006, the Company acquired certain assets of AreaConnect LLC (“AreaConnect”), a provider of local online traffic to Yellow and White Pages publishers.

•	On May 26, 2006, the Company acquired certain assets of Open List, Inc. (“Open List”), including additional sources of proprietary targeted-traffic and its content aggregation, search technology, and user-generated content platform.

(2)	Significant Accounting Policies

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

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-R (SFAS 123R), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock issued to Employees. The adoption of SFAS 123R had a material impact on the Company’s consolidated financial statements. See Note 3—Stock-based Compensation Plans for further information regarding the Company’s adoption of SFAS 123R, including pro forma disclosure for the prior period as if the Company recorded stock-based compensation expense on a fair value basis estimated in accordance with the pro forma provisions of SFAS 123.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to application of SFAS 123R. In accordance with SAB 107, the Company will no longer present stock-based compensation separately on the consolidated statements of operations but will present stock-based compensation in the same lines as compensation paid to the same individuals.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the effect of the adoption of FIN 48 will have on its financial statements.

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Six months ended June 30, 2005	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended June 30, 2006
Proprietary Traffic Sources	$9,027,177	$22,381,012	$6,257,771	$11,079,845
Partner and Other Revenue Sources	30,536,828	40,446,033	14,910,251	20,634,875

Total Revenue	$39,564,005	$62,827,045	$21,168,022	$31,714,720

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

Prior to adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Task Force (EITF) issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit related to stock options” on the consolidated statement of cash flows.

The per share fair value of stock options granted during the three and six months ended June 30, 2005 and 2006 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Six months ended June 30, 2005	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended June 30, 2006
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	3.88%	4.97%	3.70%	5.12%
Expected volatility	61%	57%	61%	55%
Expected dividend yield	0%	0%	0%	0%

For the three and six months ended June 30, 2005 and 2006, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life. Since the Company has never paid any cash dividends on the Company’s Class B common stock and does not anticipate paying any cash dividends in the foreseeable future, the Company has used an expected dividend yield of zero.

Stock option activity during the period indicated is as follows:

	Options available for grant	Number of options outstanding	Weighted average exercise price of options outstanding	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2005	96,009	5,414,932	$9.79
Increase to option pool January 1, 2006	1,972,526	—
Granted equal to or above fair value	(937,227)	937,227	21.74
Options exercised	—	(408,406)	3.80
Options cancelled	431,476	(431,476)	13.93

Balance at June 30, 2006	1,562,784	5,512,277	$11.94	8.25	$31,007,000

Options exercisable at June 30, 2006	—	1,776,824	$5.30	7.19	$20,107,000

Information related to stock option activity during the period indicated is as follows:

	Six Months ended June 30, 2005	Six Months ended June 30, 2006	Three Months ended June 30, 2005	Three Months ended June 30, 2006
Weighted average fair value of options granted	$8.92	$10.61	$7.98	$9.22
Intrinsic value of options exercised	$1,148,000	$6,943,000	$691,000	$2,457,000
Total fair value of options vested	$1,689,000	$2,923,000	$821,000	$1,331,000

At June 30, 2006, there was $16.6 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.51 years.

During the three and six months ended June 30, 2006, gross proceeds recognized from the exercise of stock options was approximately $599,000 and $1,552,000, respectively. The tax benefit realized from the exercise of options during the three and six months ended June 30, 2006 was approximately $426,000 and $1,980,000, respectively.

Restricted stock activity for the six months ended June 30, 2006 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	265,410	$16.95
Granted	192,631	19.13
Vested	(76,671)	16.97
Forfeited	—	—

Unvested at June 30, 2006	381,370	$18.05

Prior to 2006, the Company had issued restricted stock to employees for future services in connection with acquisitions. Through December 31, 2005, in accordance with the accelerated vesting methodology under FIN 28, the Company amortized the stock-based compensation related to the restricted stock awards as compensation expense over the associated employment periods over which the shares vest. The graded vesting schedules generally range from 2.5 to 3 years. For all awards granted prior to January 1, 2006, the Company will continue amortizing the stock-based compensation related to the unvested stock awards as compensation expense over the associated employment periods over which the shares vest in accordance with the accelerated vesting methodology under FIN 28. The Company issued 192,631 shares of restricted shares to employees for future services in connection with the acquisitions completed in 2006. The restricted shares issued in 2006 will be accounted for under SFAS 123R using the straight-line method net of estimated forfeitures.

As of June 30, 2006, there was $4.4 million of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.12 years. The total fair value of restricted stock awards vested during the three months ended June 30, 2005 and 2006 was $122,000 and $1.3 million, respectively. The total fair value of restricted stock awards vested during the six months ended June 30, 2005 and 2006 was $122,000 and $1.3 million, respectively. The Company realized a tax benefit during the three and six months ended June 30, 2006 related to the vesting of restricted shares of approximately $107,000.

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R:

	Six Months ended June 30, 2005	Six Months ended June 30, 2006	Three Months ended June 30, 2005	Three Months ended June 30, 2006
Stock-based compensation:
Total stock-based compensation included in net income (loss)	$644,000	$6,949,000	$497,000	$3,428,000
Income tax benefit related to stock-based compensation included in net income (loss)	$228,000	$911,000	$206,000	$458,000

In accordance with the methodology described in SFAS 123R, $42,000 and $78,000 of stock-based compensation expense related to stock options was capitalized as part of internally developed software during the three and six months ended June 30, 2006, respectively.

The following table presents the impact of our adoption of SFAS 123R on selected line items from our condensed consolidated financial statements for the three and six months ended June 30, 2006:

	Six Months ended June 30, 2006 As reported under SFAS 123R	Six Months ended June 30, 2006 If reported under APB 25	Three Months ended June 30, 2006 As reported under SFAS 123R	Three Months ended June 30, 2006 If reported under APB 25
Condensed consolidated statement of operations:
Income (loss) from operations	$(36,831)	$4,998,096	$(102,526)	$2,215,145
Income before provision for income taxes	$1,449,277	$6,484,203	$649,300	$2,996,971
Income (loss) before cumulative effect of a change in accounting principle	$(43,175)	$4,334,947	$(189,504)	$1,837,823
Net income (loss) applicable to common shareholders	$(1,807,916)	$2,418,865	$(611,651)	$1,415,676
Net income (loss) per share applicable to common shareholders
Basic and Diluted	$(0.05)	$0.06	$(0.02)	$0.04
Condensed consolidated statement of cash flows:
Net cash provided by operating activities	$15,681,527	$17,514,226	$6,251,427	$6,606,162
Net cash provided (used) by financing activities	$1,227,482	$(605,218)	$408,462	$53,727

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for stock-based compensation. The following table illustrates the effect on net income for the three and six months ended June 30, 2005, if the fair-value-based method of SFAS 123 had been applied to all outstanding awards in the prior period.

	Six months ended June 30, 2005	Three months ended June 30, 2005
Net income applicable to common stockholders:
As reported	$495,886	$107,477
Add: stock based employee compensation expense included in reported net income, net of related tax effect	415,327	291,151
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(4,264,343)	(2,290,663)

Pro forma net loss applicable to common stockholders	$(3,353,130)	$(1,892,035)

Net income (loss) per share applicable to common stockholders:
As reported—basic	$0.02	$0.00
As reported—diluted	$0.01	$0.00
Pro forma—basic	$(0.10)	$(0.05)
Pro forma—diluted	$(0.10)	$(0.05)

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

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 Employee Stock Purchase Plan to provide that effective January 1, 2006 eligible participants may purchase Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period. During the six months ended June 30, 2006, 2,500 shares were purchased at prices ranging from $15.61 to $18.28 per share. At June 30, 2006, approximately 254,000 shares were available under the purchase plan for future issuance.

(4)	Net Income (Loss) Per Share

The Company’s basic and diluted net income (loss) per share is presented for the three months ended June 30, 2005 and 2006 and six months ended June 30, 2005 and 2006. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net income (loss) applicable to common stockholders consists of net income (loss) as adjusted for the cumulative effect of change in accounting principle, net of tax and the impact of convertible preferred stock dividends and conversion payment. Diluted net income (loss) per share includes the cumulative effect of change in accounting principle, net of tax and excludes the convertible preferred stock dividends and conversion payment and includes the shares that the preferred stock is convertible into if the result is dilutive. As the Company had a net loss for the three and six months ended June 30, 2006, basic and diluted net loss per share are the same.

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic and diluted net income (loss) per share for the three months ended June 30, 2005 and 2006 and the six months ended June 30, 2005 and 2006:

	Six months ended June 30, 2005	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended June 30, 2006
Numerator:
Net income (loss) before cumulative effect of change in accounting principle	$1,527,692	$(43,175)	$790,290	$(189,504)
Cumulative effect of change in accounting principle, net of taxes	—	151,341	—	—
Convertible preferred stock dividends and conversion payment	(1,031,806)	(1,916,082)	(682,813)	(422,147)

Net income (loss) applicable to common stockholders	$495,886	$(1,807,916)	$107,477	$(611,651)

Denominator:
Weighted average common shares outstanding excluding unvested common shares subject to repurchase or cancellation	32,790,977	37,693,506	35,308,306	38,311,448

Weighted average number of shares outstanding used to calculate basic net income (loss) per share	32,790,977	37,693,506	35,308,306	38,311,448
Effect of dilutive securities:
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	2,358,085	—	2,151,554	—

Weighted average number of shares outstanding use to calculate diluted net income (loss) per share	35,149,062	37,693,506	37,459,860	38,311,448

Basic net income (loss) per share applicable to common stockholders	$0.02	$(0.05)	$0.00	$(0.02)
Diluted net income (loss) per share applicable to common stockholders	$0.01	$(0.05)	$0.00	$(0.02)

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•	For the three and six months ended June 30, 2005 and for the three and six months ended June 30, 2006, 2,346,939 shares and 1,450,377 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•

For the three and six months ended June 30, 2005, outstanding options to acquire 672,300 and 438,100 shares of Class B common stock with a weighted average exercise price of $18.48 per share and $19.60 per share, respectively, and for the three months and six months ended June 30, 2006, outstanding options to acquire 5,512,277 shares of Class B common stock with a weighted average exercise price of $11.94 per share.

•	For the three and six months ended June 30, 2006, warrants to acquire 6,500 shares of Class B common stock at an exercise price of $8.45.

•	For the three and six months ended June 30, 2006, 381,370 shares of unvested Class B restricted common shares at June 30, 2006 issued to employees in connection with acquisitions. These shares were for future services that vest over periods ranging from two and one-half to three years. Unvested shares were excluded from the computation of basic net income (loss) per share.

(5)	Concentrations

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

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Six months ended June 30, 2005	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended June 30, 2006
Distribution Partner A	12%	8%	11%	7%

Distribution Partner A was a new merchant advertiser in 2005 who represented approximately 25% of revenue for both the three months ended June 30, 2005 and 2006, and approximately 20% and 27% of revenue for the six months ended June 30, 2005 and 2006, respectively. This same merchant advertiser represented approximately 37% and 47% of the outstanding accounts receivable balance at December 31, 2005 and June 30, 2006, respectively.

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

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30, 2005	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended June 30, 2006
United States	90%	93%	90%	93%
Canada	3%	1%	3%	2%
Other countries	7%	6%	7%	5%

	100%	100%	100%	100%

(7)	Property and Equipment

Property and equipment consisted of the following:

	As of December 31, 2005	As of June 30, 2006
		(unaudited)
Computer and other related equipment	$2,828,726	$3,655,151
Purchased and internally developed software	2,142,710	5,079,135
Furniture and fixtures	107,829	270,491
Leasehold improvements	94,561	128,139

	$5,173,826	$9,132,916
Less accumulated depreciation and amortization	(1,771,564)	(2,449,648)

Property and equipment, net	$3,402,262	$6,683,268

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.3 million and $2.6 million of unamortized internally developed software costs as of December 31, 2005 and June 30, 2006, respectively.

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

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2006	$10,269	$547,035	$623,741	$1,181,045
2007	20,539	868,894	316,836	1,206,269
2008	20,539	758,018	25,240	803,797
2009	17,851	629,259	16,000	663,110
2010	—	169,294	—	169,294

Total minimum payments	$69,198	$2,972,500	$981,817	$4,023,515

Less: amounts representing interest	(14,845)

Present value of lease obligation	54,353
Less current portion	(13,343)

Long-term portion	$41,010

Rent expense incurred by the Company was approximately $179,000 and $262,000 for the three months ended June 30, 2005 and 2006, respectively, and $345,000 and $516,000 for the six months ended June 30, 2005 and 2006.

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

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $4.1 million. The shares of restricted Class B common stock were valued at $16.85 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.6 million. The shares of restricted Class B common stock were issued to the former stockholders of Pike Street who became employees of the Company. The shares vest over a period of three years, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. As part of employment agreements entered into with these former stockholders of Pike Street, a deferred stock-based compensation charge of approximately $3.6 million was recorded in connection with the 212,404 shares of restricted Class B common stock. The deferred stock-based compensation, net of forfeitures, is being amortized using the accelerated vesting method as compensation costs over the associated three-year employment periods over which those shares vest. See Note 3 for the amortization of deferred stock-based compensation during the three and six months ended June 30, 2006.

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

On July 27, 2005, the Company acquired IndustryBrains, a company focused on monetizing Web sites through contextual advertising solutions, for the following purchase price consideration:

•	$16.1 million in net cash and estimated acquisition costs; plus

•	788,046 shares of Class B common stock; plus

•	176,909 shares of restricted Class B common stock that vest over a period of two and one-half years.

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

The shares of restricted Class B common stock were valued at $17.00 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.0 million. The shares of restricted Class B common stock were issued to employee stockholders of IndustryBrains who became employees of the Company. The shares vest over a period of two and one-half years, with the first 33.34% vesting after ten months and each additional 33.33% vesting each successive ten month period over the next twenty months. As part of employment agreements entered into with these former stockholders of IndustryBrains, a deferred stock-based compensation charge of approximately $3.0 million was recorded in connection with the 176,909 shares of restricted Class B common stock. The deferred stock-based compensation, net of estimated forfeitures, is being amortized using the accelerated vesting method as compensation costs over the associated three-year employment periods over which those shares vest. See Note 3 for the amortization of deferred stock-based compensation during the three and six months ended June 30, 2006.

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

(13)	AreaConnect Asset Acquisition

On May 1, 2006, the Company acquired certain assets of AreaConnect, a provider of local online traffic to Yellow and White Pages publishers. The purchase price consideration consisted of:

•	$12.2 million in cash and estimated acquisition costs; plus

•	183,832 shares of Class B common stock; plus

•	78,129 shares of restricted Class B common stock that vest over a period of 3 years.

The Company accounted for the AreaConnect asset acquisition as a business combination and as a result of the acquisition, acquired additional sources of proprietary targeted traffic.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $3.9 million. The shares of restricted Class B common stock were valued at $21.39 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $1.7 million. The shares of restricted Class B common stock were issued to the former equityholder of AreaConnect who became an employee of the Company. The shares vest over a period of three years, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. As part of the employment agreement entered into with the former equityholder of AreaConnect, a deferred stock-based compensation charge of approximately $1.7 million was recorded in connection with the 78,129 shares of restricted Class B common stock. The deferred stock-based compensation, net of estimated forfeitures, is being amortized on a straight-line basis as compensation costs over the associated three-year employment period over which those shares vest. See Note 3 for the amortization of deferred stock-based compensation during the three and six months ended June 30, 2006.

The Company did not assume any other obligations with respect to AreaConnect as part of this asset acquisition.

The following summarizes the preliminary estimated fair value of the assets acquired at the date of acquisition:

Intangible assets	$3,520,000
Goodwill	12,652,666

Total assets acquired	$16,172,666

To date the Company has conducted a preliminary analysis of the estimated fair value of the assets acquired from AreaConnect. The foregoing estimates may be subject to adjustment upon the completion of the Company’s final review and assessment of the fair value of the intangible assets included in the acquisition.

In connection with the acquisition, $1.2 million of the cash consideration, 55,609 shares of Class B common stock, and 11,719 shares of restricted Class B common stock were placed in escrow to secure indemnification obligations for a period of 12 months from the closing date. The escrow amounts are included as part of the purchase price consideration. In the event any indemnification obligations are identified, the purchase price will be reduced accordingly. The escrow amounts, less any indemnification obligations identified, will be released upon termination of the escrow period.

The acquired intangible assets in the amount of $3.5 million have a weighted average useful life of approximately 2.6 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of a non-compete agreement with a value of approximately $400,000 (3-year weighted-average useful life), domain names with a value of approximately $20,000 (3-year weighted average useful life), merchant advertiser customer base with a value of approximately $1.0 million (1.5-year weighted-average useful life) and acquired technology with a value of approximately $2.1 million (3-year weighted average useful life). The goodwill of $12.7 million and the acquired intangible assets with a value of $3.5 million are deductible over 15 years for federal tax purposes.

(14)	Open List Asset Acquisition

On May 26, 2006, the Company acquired certain assets of Open List, including additional sources of proprietary targeted-traffic and its content aggregation, search technology, and user-generated content platform. The purchase price consideration consisted of:

•	$6.3 million in cash and estimated acquisition costs; plus

•	286,254 shares of Class B common stock; plus

•	114,502 shares of restricted Class B common stock that vest over a period of two and one-half years.

The Company accounted for the Open List asset acquisition as a business combination and as a result of the acquisition, acquired additional sources of proprietary targeted-traffic and its content aggregation, search technology, and user-generated content platform.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $5.0 million. The shares of restricted Class B common stock were valued at $17.58 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $2.0 million. The shares of restricted Class B common stock were issued to certain former equityholders of Open List who became employees of the Company. The shares vest over a period of two and one-half years, with the first 20.0% vesting after six months and each additional 20.0% vesting each successive 6-month period over the next twenty-four months. As part of the employment agreements entered into with certain former equityholders of Open List, a deferred stock-based compensation charge of approximately $2.0 million was recorded in connection with the 114,502 shares of restricted Class B common stock. The deferred stock-based compensation, net of estimated forfeitures, is being amortized on a straight-line basis as compensation costs over the associated two and one-half year employment periods over which those shares vest. See Note 3 for the amortization of deferred stock-based compensation during the three and six months ended June 30, 2006.

The Company did not assume any other obligations with respect to Open List as part of this asset acquisition.

The following summarizes the preliminary estimated fair value of the assets acquired at the date of acquisition:

Property and equipment	$10,000
Intangible assets	3,520,000
Goodwill	7,829,845

Total assets acquired	$11,359,845

To date the Company has conducted a preliminary analysis of the estimated fair value of the assets acquired from Open List. The foregoing estimates may be subject to adjustment upon the completion of the Company’s final review and assessment of the fair value of the assets included in the acquisition.

In connection with the acquisition, $600,000 of the cash consideration and 40,076 shares of Class B common stock were placed in escrow to secure indemnification obligations for a period of 12 months from the closing date. The escrow amounts are included as part of the purchase price consideration. In the event any indemnification obligations are identified, the purchase price will be reduced accordingly. The escrow amounts, less any indemnification obligations identified, will be released upon termination of the escrow period.

The acquired intangible assets in the amount of $3.5 million have a weighted average useful life of approximately 3.1 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of non-compete agreements with a value of approximately $400,000 (2-year weighted-average useful life), domain names with a value of approximately $20,000 (3-year weighted average useful life), merchant advertiser customer base with a value of approximately $900,000 (2.5-year weighted-average useful life) and acquired technology with a value of approximately $2.2 million (3.5-year weighted average useful life). The goodwill of $7.8 million and the acquired intangible assets with a value of $3.5 million are deductible over 15 years for federal tax purposes.

(15)	Pro Forma Results of Operations—Name Development, Pike Street, IndustryBrains, AreaConnect and Open List (Unaudited)

The following table presents pro forma results of operations for the three and six months ended June 30, 2006 as if the AreaConnect and Open List asset acquisitions occurred as of January 1, 2006. The pro forma results of operations for the three months ended June 30, 2006 combine: (1) the historical results of operations of the Company for the three months ended June 30, 2006; (2) AreaConnect’s historical results of operations for the pre-acquisition period from April 1, 2006 to April 30, 2006; and (3) Open List’s historical results of operations for the pre-acquisition period from April 1, 2006 to May 25, 2006. The pro forma results of operations for the six months ended June 30, 2006 combine: (1) the historical results of operations of the Company for the six months ended June 30, 2006; (2) AreaConnect’s historical results of operations for the pre-acquisition period from January 1, 2006 to April 30, 2006; and (3) Open List’s historical results of operations for the pre-acquisition period from January 1, 2006 to May 25, 2006. The following table presents pro forma results of operations for the three and six months ended June 30, 2005 as if the IndustryBrains acquisition and the Name Development, Pike Street, AreaConnect and Open List asset acquisitions occurred as of January 1, 2005. The pro forma results of operations for the three months ended June 30, 2005 combine: (1) the historical results of operations of the Company for the three months ended June 30, 2005; and (2) IndustryBrains’, AreaConnect’s and Open List’s historical results of operations for the three months ended June 30, 2005. The pro forma results of operations for the six months ended June 30, 2005 combine: (1) the historical results of operations of the Company for the six months ended June 30, 2005; (2) Name Development’s historical results of operations for the pre-acquisition period from January 1, 2005 to February 13, 2005; (3) an offering of only that number of shares of Class B common stock and preferred stock as necessary to consummate the Name Development asset acquisition for the period January 1, 2005 through February 13, 2005; (4) Pike Street’s historical results of operations for the pre-acquisition period from January 1, 2005 to April 25, 2005; and (5) IndustryBrains’, AreaConnect’s and Open List’s historical results of operations for the six months ended June 30, 2005. The Company has used statutory rates in effect during the three and six months ended June 30, 2005 and 2006 to calculate the tax effects of the pro forma adjustments in determining the pro forma results of operations for each of the periods presented.

	Six months ended June 30, 2005	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended June 30, 2006
Revenue	$49,305,215	$63,610,972	$24,491,009	$31,917,744
Net loss	(1,912,682)	(1,283,062)	(1,037,036)	(1,018,643)
Net loss applicable to common stockholders	(3,241,363)	(3,199,144)	(1,719,849)	(1,440,790)
Net loss per share applicable to common stockholders:
Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.05)	$(0.04)

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at January 1, 2005 or at January 1, 2006, nor is it necessarily indicative of results that may occur in the future.

(16)	Intangible Assets from Acquisitions

Intangible assets from acquisitions consist of the following:

	As of December 31, 2005	As of June 30, 2006
		(unaudited)
Merchant advertiser customer base	$7,000,000	$8,900,000
Distribution partner base	3,100,000	3,100,000
Non-compete agreements	9,100,000	9,900,000
Trademarks/domains	46,979,732	46,041,884
Acquired technology	11,400,000	15,700,000

	$77,579,732	$83,641,884
Less accumulated amortization	(26,232,788)	(35,937,267)

Total	$51,346,944	$47,704,617

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Aggregate amortization expense incurred by the Company was approximately $4.9 million and $5.2 million for the three months ended June 30, 2005 and 2006, respectively, and approximately $8.0 million and $10.0 million for the six months ended June 30, 2005 and 2006, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $10.4 million for the remainder of 2006, $16.7 million in 2007, $12.4 million in 2008, $4.2 million in 2009, and $4.0 million in 2010 and thereafter.

(17)	Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	As of December 31, 2005	As of June 30, 2006
		(unaudited)
Internet domain names	$13,407,166	$13,913,334
Less accumulated amortization	(2,327,978)	(3,659,769)

Other intangible assets, net	11,079,188	10,253,565
Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(1,128,826)	(1,771,684)

License fee, net	3,371,174	2,728,316
Restricted cash	800,000	800,000
Other	197,142	221,226

Total intangibles and other assets, net	$15,447,504	$14,003,107

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $1.4 million for the remainder of 2006, $2.7 million in 2007, $2.2 million in 2008, $1.6 million in 2009, and $2.4 million in 2010 and thereafter. There were domains held for sale valued at approximately $300,000 and $5,400 under prepaid expenses and other current assets as of December 31, 2005 and June 30, 2006, respectively, which are no longer being amortized.

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

(18)	Convertible Preferred Stock Dividends

In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted approximately 80,848 shares of the Company’s preferred stock into approximately 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. The $970,000 was reflected as preferred stock dividends and conversion payment in the Company’s financial statements. Approximately 142,137 shares of preferred stock remain outstanding as of June 30, 2006.

In April 2006, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on May 15, 2006 to the holders of record as of the close of business on May 4, 2006. This quarterly dividend obligation totaled approximately $422,000.

In July 2006, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on August 15, 2006 to the holders of record as of the close of business on August 4, 2006. This quarterly dividend obligation totals approximately $422,000.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

We are a technology driven search and media company focused on vertical and local online traffic. Specifically, we are focused on direct navigation, local search and search marketing. Our network of vertical and local Web sites provide online users with: (1) information relating to specific products or services; and (2) relevant advertisers who sell such products or services. Our platform of search marketing services enables merchants to efficiently market and sell their products and services across multiple online distribution channels, including search engines, product shopping engines, directories and selected Web sites.

We currently provide consumers and merchant advertisers with the following technology-based services:

•	Local and Vertical Web Sites. We have more than 200,000 vertical and local Web sites. Our Web sites are designed to help online users find information for specific products or services, and also find relevant advertisers who sell such products or services. We refer to this as direct navigation.

•	Contextual Targeting. We sell advertising placement on specialized vertical and branded Web sites and on specific sections of a Web site on a bid-for-click basis. We refer to this as site-specific contextual advertising. We believe this site-specific approach to contextual advertising allows publishers an opportunity to monetize the value of their own brand and traffic, and gives advertisers greater transparency and relevancy.

•

Pay-Per-Click Targeting. We deliver pay-per-click advertising listings that are reflective of our merchant advertisers’ products and services to online users in response to their keyword search queries, and in response to their typing of specific Web sites into their browser (direct navigation). These pay-per-click listings are generally ordered in the search results based on the amount our merchant advertisers choose to pay for a targeted placement. These targeted listings are displayed to consumers and businesses through our distribution network of search engines, product shopping engines, directories and other Web sites. We also generate revenue from cost-per-action services. Cost-per-action revenue occurs when the online user is redirected from the Company web sites to a merchant advertiser web site and completes a specified action.

•	Natural Search Engine Optimization. We optimize merchant advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines.

•	Outsourced Search Marketing Platforms. We support online marketing efforts of local businesses and SMEs (small and medium-sized enterprises) by providing super-aggregator partners, such as yellow page publishers and newspaper companies, with an outsourced platform of our performance-based advertising and search marketing technology services. Our outsourced platform allows super-aggregator partners to directly sell search marketing packages to their customers, such as yellow page or classified advertisers. Our outsourced platform for publishers, which is separate and distinct from the local platform, allows publishers to monetize their Web site(s) with their advertiser relationships. Our outsourced platforms are provided to super-aggregator partners and publishers allowing the partners and publishers to sell under their brand.

•	Feed Management. We leverage our proprietary technology to crawl and extract relevant product content from merchant advertisers’ databases and Web sites to create highly-targeted product and service listings, which we deliver into our distribution network. Our trusted feed relationships with certain of our distribution partners enable merchant advertisers to deliver comprehensive and up-to-date product and service listings to some of the Web’s largest search engines, product shopping engines and directories.

•	Bid Management. We enable merchant advertisers to: (1) track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks using our bid management services; and (2) evaluate the effectiveness of online advertising campaigns using our conversion tracking and detailed reporting services.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date. We have completed the following acquisitions since our inception:

•	On February 28, 2003, we acquired eFamily together with its direct wholly-owned subsidiary Enhance Interactive. eFamily was incorporated in Utah on November 29, 1999 under the name FocusFilter.com, Inc.

•	On October 24, 2003, we acquired TrafficLeader which was incorporated in Oregon on January 24, 2000 under the name Sitewise Marketing, Inc.

•	On July 27, 2004, we acquired goClick which was incorporated in Connecticut on October 25, 2000.

•	On February 14, 2005, we acquired certain assets of Name Development which was incorporated in the British Virgin Islands in July 2000.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries, which was incorporated in Washington on March 6, 2002.

•	On July 27, 2005, we acquired IndustryBrains, which was incorporated in New York on January 31, 2002.

•	On May 1, 2006, we acquired certain assets of AreaConnect, which was formed in Delaware on June 5, 2002.

•	On May 26, 2006, we acquired certain assets of Open List, which was incorporated in Delaware on November 18, 2003.

We currently have offices in Seattle, Washington; Orem, Utah; Eugene, Oregon; Las Vegas, Nevada; and New York, New York.

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

AreaConnect

In May 2006, we acquired certain assets of AreaConnect, a provider of local online traffic to Yellow and White Pages publishers, for the following consideration:

•	$12.2 million in cash and estimated acquisition costs; plus

•	183,832 shares of Class B common stock; plus

•	78,129 shares of restricted Class B common stock issued which will vest over a three year period in installments of 16.67% after each six month period during that term.

The shares of Class B common stock, excluding the shares of restricted Class B common stock were valued (for accounting purposes) at an aggregate amount of approximately $3.9 million.

We did not assume any other obligations with respect to AreaConnect as part of this asset acquisition.

The shares of restricted Class B common stock were issued to the former equityholder of AreaConnect who became an employee of the Company and were valued at approximately $1.7 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

Open List

In May 2006, we acquired certain assets of Open List, including additional sources of proprietary targeted-traffic and its content aggregation, search technology, and user-generated content platform, for the following consideration:

•	$6.3 million in cash and estimated acquisition costs; plus

•	286,254 shares of Class B common stock; plus

•	114,502 shares of restricted Class B common stock issued which will vest over a two and one-half year period in installments of 20% after each six month period during that term.

The shares of Class B common stock, excluding the shares of restricted Class B common stock were valued (for accounting purposes) at an aggregate amount of approximately $5.0 million.

We did not assume any other obligations with respect to Open List as part of this asset acquisition.

The shares of restricted Class B common stock were issued to certain former equityholders of Open List who became employees of the Company and were valued at approximately $2.0 million, which will be recorded as compensation expense over the associated employment period during which these shares vest.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended June 30, 2005 and 2006 and the six months ended June 30, 2005 and 2006.

Revenue

We currently generate revenue through our suite of services, including our pay-per-click targeting, feed management, bid management, contextual targeting, natural search optimization and outsourced search marketing services platforms.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, cost-per-action services and feed management services. These primary sources amounted to greater than 92% of our revenues in all periods presented. Our secondary sources of revenue are our bid management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 8% of our revenues in all periods presented. We have no barter transactions.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization and impairment of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web sites and network equipment;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	salaries of related personnel; and

•	stock-based compensation of related personnel.

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

As we adopted SFAS 123R using the modified prospective method, the results for the prior year have not been restated under the fair value method for GAAP purposes.

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

As of June 30, 2006, we had net operating loss, or NOL, carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

Follow-on Public Offering

In February 2005, we closed a follow-on public offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. Net proceeds have been used to fund the Name Development and Pike Street asset acquisitions and the IndustryBrains acquisition in 2005, the AreaConnect and Open List asset acquisitions in May 2006, and for working capital and other general corporate purposes. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including for future acquisitions.

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

The Company’s board of directors has declared and paid the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
April 2005	$3.00	May 4, 2005	$690	May 16, 2005
July 2005	2.97	August 4, 2005	683	August 15, 2005
October 2005	2.97	November 4, 2005	683	November 15, 2005
January 2006	2.97	February 4, 2006	662	February 15, 2006
April 2006	2.97	May 4, 2006	422	May 15, 2006

In July 2006, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on August 15, 2006 to the holders of record as of the close of business on August 4, 2006. This quarterly dividend obligation totals approximately $422,000.

The preferred stock is convertible at the option of the holder at any time into shares of Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. During 2005, approximately 4,515 shares of preferred stock were converted at the option of the holders into approximately 46,071 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In January 2006, approximately 2,500 shares of preferred stock were converted at the option of the holders into approximately 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted approximately 80,848 shares of the Company’s preferred stock into approximately 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. The $970,000 was reflected as preferred stock dividends and conversion payment in the Company’s financial statements. Approximately 142,137 shares of preferred stock remain outstanding as of June 30, 2006.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of June 30, 2006. The Debentures, if issued, will mature 25 years after the exchange date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2005 and 2006 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Six months ended June 30, 2005	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended June 30, 2006
Revenue	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	54.4%	47.5%	51.4%	47.4%
Sales and marketing	8.0%	17.9%	8.6%	17.0%
Product development	5.6%	7.6%	6.7%	8.1%
General and administrative	7.5%	11.5%	6.7%	12.1%
Amortization of acquired intangible assets	20.3%	16.0%	23.4%	16.3%

Total operating expenses	95.9%	100.5%	96.8%	100.9%
Gain on sales of intangible assets, net	0.0%	0.6%	0.0%	0.5%

Income (loss) from operations	4.1%	(0.1%)	3.2%	(0.4%)

Other income (expense):
Interest income	2.2%	2.4%	2.8%	2.4%
Interest expense	0.0%	0.0%	0.0%	0.0%
Other	0.0%	0.0%	0.0%	0.0%

Total other income	2.2%	2.4%	2.8%	2.4%

Income before provision for income taxes	6.3%	2.3%	6.0%	2.0%
Income tax expense	2.4%	2.4%	2.2%	2.6%

Income (loss) before cumulative effect of a change in accounting change	3.9%	(0.1%)	3.8%	(0.6%)
Cumulative effect of change in accounting principle	0.0%	0.2%	0.0%	0.0%

Net income (loss)	3.9%	0.1%	3.8%	(0.6%)
Convertible preferred stock dividend and conversion payment	2.6%	3.0%	3.2%	1.3%

Net income (loss) applicable to common stockholders	1.3%	(2.9%)	0.6%	(1.9%)

Comparison of the Three Months ended June 30, 2005 to the Three Months ended June 30, 2006 and the Six Months ended June 30, 2005 to the Six Months ended June 30, 2006

Revenues. The following table presents our revenues, by revenue source, for the periods presented:

	Six months ended June 30, 2005	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended June 30, 2006
Proprietary Traffic Revenues	$9,027,177	$22,381,012	$6,257,771	$11,079,845
Partner Network and Other Revenues	30,536,828	40,446,033	14,910,251	20,634,875

Total Revenues	$39,564,005	$62,827,045	$21,168,022	$31,714,720

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

Revenue increased 50%, from $21.2 million for the three months ended June 30, 2005 to $31.7 million in the same period in 2006. This increase was attributable to a $9.1 million increase in performance-based advertising services. Of this increase, a substantial majority related to an increase in the average revenue per merchant advertiser, while the remaining related to an increase in the number of merchant advertisers. Of the total revenue increase, $4.8 million is derived from our proprietary traffic revenues which are attributable to our portfolio of more than 200,000 Web sites. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions in 2005 and the AreaConnect and Open List asset acquisitions in 2006 including their respective portfolios of Web sites.

We believe the increase in revenue is primarily a result of the growth of our existing distribution partners and proprietary traffic sources, the increased number of searches and resulting click-throughs performed by users of our services, and new merchant advertisers and advertising services provider relationships. We also believe the foregoing factors, combined with our sales efforts have contributed to an increase in the average revenue per merchant advertiser. The increase in revenue in the 2006 period is also attributable to the acquisition of IndustryBrains in July 2005 which added more than 100 unique distribution partners and more than 1,000 unique merchant advertisers and the May 2006 AreaConnect asset acquisition.

Revenue increased 59%, from $39.6 million for the six months ended June 30, 2005 to $62.8 million in the same period in 2006. This increase was attributable to a $20.6 million increase in performance-based advertising services. Of the total revenue increase, $13.4 million is derived from our proprietary traffic revenues which are attributable to our portfolio of more than 200,000 Web sites. Of this increase, a substantial majority related to an increase in the average revenue per merchant advertiser, while the remaining related to an increase in the number of merchant advertisers. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions in 2005 and the AreaConnect and Open List asset acquisitions in 2006 including their respective portfolios of Web sites.

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

Expenses

Expenses were as follows:

	Six months ended June 30,				Three months ended June 30,
	2005	% of revenue	2006	% of revenue	2005	% of revenue	2006	% of revenue
Service costs	21,542,169	54%	29,872,268	48%	10,871,462	51%	15,020,319	47%
Sales and marketing	3,184,312	8%	11,273,884	18%	1,829,819	9%	5,407,200	17%
Product development	2,213,744	6%	4,780,419	8%	1,428,530	7%	2,553,395	8%
General and administrative	2,970,587	8%	7,255,720	12%	1,413,987	7%	3,846,212	12%
Amortization of acquired intangible assets	8,032,808	20%	10,034,864	16%	4,949,651	23%	5,164,191	16%

Effective January 1, 2006, we adopted SFAS 123R and record stock-based compensation expense under the fair value method. Prior to January 1, 2006, we accounted for stock-based compensation under APB 25 and used the intrinsic value method. In the three months ended June 30, 2006, we recorded $3.4 million of stock-based compensation expense compared to $497,000 for the same period in 2005. In the six months ended June 30, 2006, we recorded $6.9 million of stock-based compensation expense compared to $644,000 for the same period in 2005. This stock-based compensation expense has been included in the same lines as compensation paid to the same individuals in the consolidated statement of operations in accordance with SAB 107. Stock-based compensation recognized in the prior period has been reclassified to conform to the presentation in the current period.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Six months ended June 30,		Three months ended June 30,
	2005	2006	2005	2006
Service costs	$134,634	$491,953	$132,834	$255,742
Sales and marketing	315,431	1,991,249	285,924	943,978
Product development	148,650	1,562,374	137,985	827,187
General and administrative	44,992	2,903,075	(59,574)	1,401,001

Total stock-based compensation	$643,707	$6,948,651	$497,169	$3,427,908

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 38% from $10.9 million in the three months ended June 30, 2005 to $15.0 million in the same period in 2006. The increase was mainly attributable to an increase in payments to distribution partners of $2.6 million which in part was attributable to the acquisition of IndustryBrains in July 2005. The increase was also attributable to an increase in personnel costs of $685,000 of which $123,000 was related to stock-based compensation expense, an increase in payment processing fees of $138,000, an increase in facility and other costs of $180,000, and an increase in registration fees and Internet domain amortization of $517,000. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006.

This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 51% of revenue in the three months ended June 30, 2005 as compared to 47% in 2006. The 2006 decrease as a percentage of revenue in service costs as compared to the same period in 2005 was primarily a result of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006 and costs associated with the expansion of our operations.

Service costs increased by $8.3 million or 39% in the six months ended June 30, 2005 to $29.9 million in the same period in 2006. This increase was primarily attributable to an increase in payments to distribution partners of $4.9 million which in part was attributable to the acquisition of IndustryBrains in July 2005. The increase was also attributable to an increase in personnel costs of $1.3 million of which $357,000 was related to stock-based compensation expense, an increase in payment processing fees of $195,000, an increase in facility and other costs of $468,000, and increase in license fees and royalties of $247,000 and an increase in registration fees and Internet domain amortization of $1.2 million. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006. Service costs as a percentage of revenue were 54% for the six months ended June 30, 2005 as compared to 48% in the same period in 2006. The 2006 decrease in service costs as compared to the same period in 2005 was primarily a result of the impact as a percentage of revenue of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments.

Sales and Marketing. Sales and marketing expenses increased 196%, from $1.8 million for the three months ended June 30, 2005 to $5.4 million in the same period in 2006. As a percentage of revenue, sales and marketing expenses were 9% and 17% for the three months ended June 30, 2005 and 2006, respectively. The increase in dollars was related primarily to an increase in personnel costs of $1.0 million of which $658,000 was related to stock-based compensation and the remaining amount was primarily related to an increase in the number of employees and an increase in online and outside marketing activities of $2.5 million. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006. The remaining increase was related to increases in other operating costs arising from operations in multiple jurisdictions. We expect that sales and marketing expenses will increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R and in connection with any revenue increase, to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Sales and marketing expenses increased $8.1 million or 254%, from $3.2 million in the six months ended June 30, 2005 to $11.3 million in the same period in 2006 primarily due to an increase in personnel costs and an increase in online and outside marketing activities. As a percentage of revenue, the sales and marketing expenses were 8% in the six months ended June 30, 2005 as compared to 18% in the same period in 2006.

Product Development. Product development expenses increased 79%, from $1.4 million in the three months ended June 30, 2005 to $2.6 million in the same period in 2006. As a percentage of revenue, product development expenses were 7% and 8% for the three months ended June 30, 2005 and 2006, respectively. The increase in dollars was primarily due to an increase in personnel costs of $1.1 million of which $689,000 was related to stock-based compensation expense and the remaining amount was primarily related to an increase in the number of employees, and an increase in travel, depreciation expense, and other operating costs of $46,000. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense due to our adoption of SFAS 123R.

Product development expenses increased 116%, from $2.2 million in the six months ended June 30, 2005 to $4.8 million in the same period in 2006. The increase in dollars was primarily due to an increase in personnel costs of $2.3 million of which $1.4 million was related to stock-based compensation expense and the remaining amount was primarily related to an increase in the number of employees. As a percentage of revenue, the product development expenses were 6% in the six months ended June 30, 2005 compared to 8% in the same period in 2006.

General and Administrative. General and administrative expenses increased 172%, from $1.4 million in the three months ended June 30, 2005 to $3.8 million in the same period in 2006. The increase in dollars was primarily due to an increase in personnel costs of $1.7 million of which $1.5 million was related to stock-based compensation, an increase in professional services of $131,000, an increase in facilities related costs of $36,000, and by a net increase in travel, bad debt, and other costs of $557,000. As a percentage of revenue, general and administrative expenses were 7% and 12% for the three months ended June 30, 2005 and 2006, respectively. As a percentage of revenue, the increase in general and administrative expenses in 2006 as compared to 2005 was primarily a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006 and to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses increased 144%, from $3.0 million in the six months ended June 30, 2005 to $7.3 million in the same period in 2006. As a percentage of revenue, the general administrative expenses were 8% in the six months ended June 30, 2005 compared to 12% in the same period in 2006.

Amortization of Intangible Assets From Acquisitions. Intangible amortization expense increased 4%, from $4.9 million in the three months ended June 30, 2005 to $5.2 million in the same period in 2006. The increase was associated with the July 2005 acquisition of IndustryBrains and the May 2006 AreaConnect and Open List asset acquisitions. During the 2006 period, the components of amortization of intangibles were service costs of $3.5 million, sales and marketing of $668,000 and general and administrative of $1.0 million.

Intangible amortization expense increased 25%, from $8.0 million in the six months ended June 30, 2005 to $10.0 million in the same period in 2006. The increase was associated with the Name Development and Pike Street asset acquisitions and the IndustryBrains acquisition during 2005 and the AreaConnect and Open List asset acquisitions in May 2006. During the six months ended June 30, 2006, the components of amortization of intangibles were service costs of $6.8 million, sales and marketing of $1.2 million and general and administrative of $2.0 million.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $83.6 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Gain on sales of intangible assets, net. The gain on sales of intangible assets, net was $174,000 and $353,000 for the three and six months ended June 30, 2006 and was attributable to the sales of Internet domain name intangible assets. There was no comparable gain during the same period in 2005.

Other Income. Other income increased 28%, from $586,000 in the three months ended June 30, 2005 to $752,000 in the same period in 2006. The increase was primarily attributable to an increase in interest income of $166,000 which was primarily a result of an increase in rates realized on invested funds. Other income increased 73%, from $857,000 in the six months ended June 30, 2005 to $1.5 million in the same period in 2006. The increase was primarily attributable to an increase in interest income of $636,000.

Income Taxes. The income tax expense in the three months ended June 30, 2005 was $471,000 as compared to $839,000 in the same period in 2006. In the six months ended June 30, 2005, the income tax expense was $950,000 as compared to $1.5 million in the same period in 2006.

In the three and six months ended June 30, 2005, the effective tax rate of 37% and 38%, respectively, differed from the expected effective tax rate of 35% primarily due to state income taxes and non-deductible stock compensation amounts recorded under the intrinsic-value based accounting prescribed by APB 25 in which stock-based compensation was recorded only if, on the date of grant, the current market price of our Class B common stock exceeded the exercise price. The effective tax rate of 129% and 103% in the three and six months ended June 30, 2006, respectively, differed from the expected tax rate of 35% due to non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R, state income taxes, and other amounts.

During the three months ended June 30, 2005 and 2006, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $198,000 and $428,000, respectively, which were recorded as credits to additional paid in capital. During the six months ended June 30, 2005 and 2006, we recognized tax-effected benefits of approximately $328,000 and $1.9 million, respectively.

Cumulative effect of Change in Accounting Principle. For the six months ended June 30, 2006, a one-time gain of $151,000, net of tax, was recognized as an cumulative effect of a change in accounting principle based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, forfeitures had been recorded as incurred.

Convertible Preferred Stock Dividends and Conversion Payment. The convertible preferred stock dividends decreased 38%, from $683,000 in the three months ended June 30, 2005 to $422,000 in the same period in 2006. The decrease was primarily attributable to the reduction of outstanding preferred stock at June 30, 2006 due to the voluntary conversion of approximately 80,848 shares in March 2006. Convertible preferred stock dividends increased 85%, from $1.0 million in the six months ended June 30, 2005 to $1.9 million in the same period in 2006. The increase was primarily attributable to a one time payment of $970,000 associated with the voluntary conversion of approximately 80,848 of our preferred stock into approximately 824,980 shares of our Class B common stock in March 2006. Preferred stock dividends are based upon a dividend rate of 4.75%.

Net Income (Loss) Applicable to Common Stockholders. Net income (loss) applicable to common stockholders decreased from a net income of $107,000 for the three months ended June 30, 2005 to a net loss of $612,000 in the same period in 2006. The decrease was primarily attributable to an increase in stock-based compensation expense of $2.9 million due to our adoption of SFAS 123R in 2006, an increase in income tax expense of $368,000, and an increase in amortization of intangible assets from acquisitions of $215,000 due primarily to the May 2006 AreaConnect and Open List asset acquisitions, offset by revenue increasing at a faster rate than service costs, sales and marketing, product development and general administration expenses excluding stock-based compensation expense, a decrease in preferred stock dividends of $261,000, an increase in interest income of $166,000, and gain on sales of intangible assets, net of $174,000.

The net income (loss) applicable to common stockholders decreased from a net income of $496,000 for the six months ended June 30, 2005 to a net loss of $1.8 million in the same period in 2006. The decrease was primarily attributable to an increase in stock-based compensation expense of $6.3 million due to our adoption of SFAS 123R in 2006, a net increase in preferred stock dividends of $884,000 which included a one-time payment of $970,000 offset by a decrease in convertible preferred stock dividends on the outstanding preferred shares due to the voluntary conversion of 80,848 shares in March 2006, an increase in income tax expense of $543,000, and an increase of amortization of intangible assets from acquisitions of $2.0 million, offset by revenue increasing at a faster rate than service costs, sales and marketing, product development and general administration expenses excluding stock-based compensation expense, a one-time gain of $151,000 as a cumulative effect of a change in accounting principle, an increase in interest income of $636,000, and gain on sales of intangible assets, net of $353,000.

Liquidity and Capital Resources

In February 2005, we closed a follow-on offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. Concurrent with the close of our offerings, we completed the acquisition of certain assets of Name Development, a corporation operating in the direct navigation market, for purchase price consideration of $164.4 million, including approximately $155.6 million in cash and estimated acquisition costs and approximately 419,659 shares of our Class B common stock valued (for accounting purposes) at an aggregate amount of approximately $8.8 million. Net proceeds have been used to fund the Name Development and Pike Street asset acquisitions and the IndustryBrains acquisition in 2005, the AreaConnect and Open List asset acquisitions in May 2006 and for working capital and other general corporate purposes. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including for future acquisitions.

As of June 30, 2006, we had cash and cash equivalents of $59.5 million. As of June 30, 2006, we had contractual obligations of $4.0 million of which $3.0 million is for rent under our facility leases.

Upon adoption of SFAS 123R on January 1, 2006, we are reporting the excess tax benefit from stock options as financing cash inflows rather than as an operating cash inflows as prescribed under the prior accounting rules in accordance with the modified prospective method of SFAS 123R. The tax benefit from stock options for the prior year has not been restated to conform to the current presentation.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as depreciation and amortization, facility relocation amounts, deferred income taxes, cumulative effect of a change in accounting principle, excess tax benefit related to stock options, and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2006 of approximately $15.7 million consisted primarily of net income of $108,000 adjusted for non-cash items of $17.3 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, cumulative effect of a change in accounting principle, and excess tax benefit related to stock options and approximately $1.7 million used by working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2005 of approximately $6.4 million consisted primarily of a net income of $1.5 million adjusted for non-cash items of $10.2 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, and income tax benefit related to stock options and approximately $5.3 million used by working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we receive payment prior to our delivery of related click-throughs. Our corresponding payments to the distribution partners who provide placement for the listings are generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the six months ended June 30, 2005 and 2006.

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

Cash used in investing activities for the six months ended June 30, 2006 of approximately $20.5 million was primarily attributable to the payments for the AreaConnect and Open List asset acquisitions totaling approximately $18.0 million, purchases for Internet domain names or Web sites of approximately $555,000, and net purchases for property and equipment of $3.5 million, offset by proceeds from the sales of intangible assets of approximately $1.4 million, and proceeds, net of legal fees, from the settlement of certain intangible asset indemnification obligations in connection with our 2005 acquisitions of approximately $347,000. Cash used in investing activities for the six months ended June 30, 2005 of approximately $189.5 million was primarily attributable to the payment of the Name Development asset acquisition for approximately $155.5 million, the Enhance Interactive earn-out consideration payment of $5.7 million, purchases for Internet domain names or Web sites of approximately $11.0 million, payment for a prepaid license of $4.5 million and net purchases for property and equipment of $650,000 offset by proceeds from the sales of intangible assets of $330,000.

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

Cash provided by financing activities for the six months ended June 30, 2006 of approximately $1.2 million was primarily attributable to net proceeds of approximately $1.5 million from the sale of stock through employee stock options and employee stock purchases and $1.8 million of excess tax benefit related to stock options offset by preferred dividend payments of $2.1 million which included the one-time payment of $970,000 associated with the voluntary conversion of approximately 80,848 shares of our preferred stock into approximately 824,980 shares of our Class B common stock. Cash provided by financing activities for the six months ended June 30, 2005 of approximately $229.5 million was primarily attributable to net proceeds from our follow-on offering in February 2005 of $229.8 million, net proceeds of approximately $428,000 from the sale of stock through employee stock options and employee stock purchase plan offset by preferred dividend payments of $690,000.

The following table summarizes our contractual obligations as of June 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$2,972,500	$547,035	$1,626,912	$798,553
Capital leases	69,198	10,269	41,078	17,851
Other contractual obligations	981,817	623,741	342,076	16,000

Total contractual obligations (1), (2)	$4,023,515	$1,181,045	$2,010,066	$832,404

(1)	In February 2005 we entered into (i) a new master agreement with Overture with respect to our direct navigation business, and (ii) a license agreement with Overture with respect to certain of Overture’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs. The royalty payments are not included in the above schedule.
(2)	Under the terms of the preferred stock offering in February 2005, we have a quarterly dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments.

During the six months ended June 30, 2006, we paid approximately $555,000 for the purchase of additional Web sites. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our presence in the field of direct navigation.

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

We will have an annual dividend payment obligation under the terms of the preferred stock of $1.7 million based upon approximately 142,137 convertible preferred shares outstanding as of June 30, 2006. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share.

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

On June 21, 2006, a Registration Statement on Form S-3 (File No. 333-134851) relating to the resale of 662,717 shares of our Class B common stock by certain selling stockholders with S-3 registration rights granted in connection with the AreaConnect and Open List asset acquisitions was declared effective by the Securities and Exchange Commission. We are contractually required to use best efforts to keep this Registration Statement effective until May 26, 2007 (plus the period of time, if any, during which sales may be suspended while the suspension right is in effect). We will not receive any proceeds in connection with these sales by selling stockholders.

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

Under FAS 123R, we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123R, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3—“Stock-based Compensation Plans” in the condensed consolidated financial statements for additional information.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123-R (SFAS 123R), Share-Based Payment, which replaces SFAS No. 123 (SFAS 123) and supersedes APB Opinion No. 25 (APB 25). We adopted the provisions of SFAS 123R on January 1, 2006. Thus, our consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. See Note 3—“Stock-based Compensation Plans” for further information regarding our adoption of SFAS 123R and the impact on our financial position and results of operations.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. In accordance with this Bulletin, effective January 1, 2006 we will no longer present stock-based compensation separately on our statements of income. Instead we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). The new statement changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the effect of the adoption of FIN 48 will have on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions and limit the amount of credit exposure to any one financial institution. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any material foreign currency or other derivative financial instruments.

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

In addition to the other information set forth in this Quarterly Report including the updated risk factor included below, you should also carefully review the risk factors discussed in Part II, Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2005. Such risks could materially affect our business, financial condition or future results. Other than with respect to the risk factor included below, there have been no material changes from the risk factors previously disclosed in Part II, Item 6 of our Annual Report on Form 10-KSB. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or future results.

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

Factors that could affect our ability to achieve these benefits include:

•	A significant amount of revenue attributed to our domain name assets comes through our agreement with Yahoo! and its subsidiaries. Under our agreement, Yahoo! has certain limited exclusive and preferential rights with respect to the commercialization of these domain names and Web sites through paid listings. Yahoo! controls the delivery of a portion of the paid listings to these domain names and Web sites. As a result, the monetization of these Web sites will initially be largely dependent on the revenue from the paid listings allocated by Yahoo! and its subsidiaries to these Web sites. This allocation may depend on Yahoo!’s advertiser base, internal policies in effect from time to time, perceived quality of traffic, origin of traffic, history of performance and conversion, technical and network changes made by Yahoo!, among many factors and determinations which may or may not be controlled by us or known to us.

•	In the ordinary course of business we have been subject to and in the future it is likely that we will continue to be subject to intellectual property infringement claims, including claims of trademark infringement with respect to Internet domain names acquired by us. As a result of these claims, we have lost and in the future it is likely that we will continue to lose domain names from which we derive revenue. We may not be able to recoup any resulting financial losses from the prior domain name owners.

•	We will need to continue to acquire commercially valuable Internet domain names to grow our presence in the field of direct navigation. We will need to continuously improve our technologies to acquire valuable Internet domain names as competition in the marketplace for appropriate Internet domain names intensifies. Our domain name acquisition efforts are subject to rules and guidelines established by registries which maintain Internet domain name registrations and the registrars which process and facilitate Internet domain name registrations. The registries and registrars may change the rules and guidelines for acquiring Internet domains in ways that may prove detrimental to our domain acquisition efforts.

•	The business of direct navigation is dependent on current technologies and user practices. If browser or search technologies were to change significantly, the practice of direct navigation may be altered to our disadvantage.

•	Some of our existing distribution partners may perceive direct navigation as a competitive threat and therefore may decide to terminate their agreements with us because of our recent acquisitions of a substantial number of Internet domain names.

•	We intend to apply our technology and expertise to geography-specific Web sites that we believe are under-commercialized and not yet mature from a monetization perspective. However, if the current disparities in traffic and monetization of such search terms do not narrow in a favorable way, we may expend significant company resources on business efforts that do not realize the results we anticipate.

If the acquired assets are not integrated into our business as we anticipate, we may not be able to achieve these benefits or realize the value paid for the asset acquisitions, which could materially harm our business, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 12, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Russell C. Horowitz (with shares representing 300,992,722 votes voting for and 625,298 votes withheld), John Keister (with shares representing 300,992,822 votes voting for and 625,198 votes withheld), Dennis Cline (with shares representing 300,374,907 votes voting for and 1,243,113 votes withheld), Jonathan Fram (with shares representing 298,359,326 votes voting for and 3,258,694 votes withheld) and Rick Thompson (with shares representing 300,378,840 votes voting for and 1,239,180 votes withheld).

The stockholders also ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2006 (with shares representing 299,376,730 votes voting for, 2,240,690 votes against and 600 votes abstaining).

Item 6.	Exhibits

Exhibits:

2.7(1)	Asset Purchase Agreement, dated as of May 1, 2006, by and among Marchex, Inc., MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC.

2.8(2)	Asset Purchase Agreement, dated as of May 26, 2006, by and among Marchex, Inc., MDNH, Inc., Open List, Inc., Brian Harniman, the Stockholders of Open List, Inc. and with respect to Articles VI and XI only, Brad Gerstner, as Stockholder Representative.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 1, 2006 and filed with the Securities and Exchange Commission on May 5, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 26, 2006 and filed with the Securities and Exchange Commission on June 2, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

August 9, 2006