Form 10-Q
period 2006-09-30
MARCHEX INC
filed 2006-11-09
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 7, 2006
Class A common stock, par value $.01	11,659,216
Class B common stock, par value $.01	27,469,825

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2005	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$63,090,941	$69,334,818
Accounts receivable, net	14,401,814	14,539,441
Prepaid expenses and other current assets	1,818,211	2,400,316
Refundable taxes	3,835,542	3,146,204
Deferred income tax assets	428,855	358,081

Total current assets	83,575,363	89,778,860
Property and equipment, net	3,402,262	7,331,859
Deferred income tax assets	—	2,121,944
Intangible and other assets, net	15,447,504	12,984,003
Goodwill	180,637,076	200,742,308
Intangible assets from acquisitions, net	51,346,944	42,127,241

Total assets	$334,409,149	$355,086,215

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,258,423	$9,052,542
Accrued expenses and other current liabilities	1,755,970	2,149,649
Deferred revenue	2,291,374	2,491,013

Total current liabilities	13,305,767	13,693,204
Deferred income tax liabilities	397,481	—
Other non-current liabilities	92,309	98,076

Total liabilities	13,795,557	13,791,280

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock	54,121,678	34,116,491
Class A common stock	119,282	119,217
Class B common stock	254,839	274,651
Additional paid-in capital	271,949,963	311,932,041
Deferred stock-based compensation	(3,042,016)	—
Accumulated deficit	(2,790,154)	(5,147,465)

Total stockholders’ equity	320,613,592	341,294,935

Total liabilities and stockholders’ equity	$334,409,149	$355,086,215

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Three months ended September 30, 2005	Three months ended September 30, 2006
Revenue	$65,191,682	$95,153,161	$25,627,677	$32,326,116

Expenses:
Service costs (1), (2)	34,822,513	45,056,393	13,280,344	15,184,125
Sales and marketing (1), (2)	6,382,121	17,236,349	3,197,809	5,962,465
Product development (1), (2)	3,252,001	7,470,331	1,038,257	2,689,912
General and administrative (1), (2)	4,841,571	10,364,929	1,870,984	3,109,209
Amortization of intangible assets from acquisitions (3)	13,224,507	15,343,966	5,191,699	5,309,102

Total operating expenses	62,522,713	95,471,968	24,579,093	32,254,813
Gain (loss) on sales and disposals of intangible assets, net	—	284,766	—	(68,513)

Income (loss) from operations	2,668,969	(34,041)	1,048,584	2,790
Other income (expense):
Interest income	1,390,332	2,323,415	533,976	831,005
Interest expense	(5,393)	(6,280)	(1,933)	(1,841)
Other	4,000	(9,764)	—	(7,901)

Total other income	1,388,939	2,307,371	532,043	821,263

Income before provision for income taxes	4,057,908	2,273,330	1,580,627	824,053
Income tax expense	1,820,866	2,305,247	871,277	812,795

Income (loss) before cumulative effect of change in accounting principle	2,237,042	(31,917)	709,350	11,258
Cumulative effect of a change in accounting principle, net of tax	—	151,341	—	—

Net income	2,237,042	119,424	709,350	11,258
Convertible preferred stock dividends and conversion payment	1,714,619	2,338,229	682,813	422,147

Net income (loss) applicable to common stockholders	$522,423	$(2,218,805)	$26,537	$(410,889)

Basic net income (loss) applicable to common stockholders	$0.02	$(0.06)	$0.00	$(0.01)
Diluted net income (loss) applicable to common stockholders	$0.01	$(0.06)	$0.00	$(0.01)
Shares used to calculate basic net income (loss) per share applicable to common stockholders	33,886,928	38,065,347	36,043,092	38,720,191
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	36,188,819	38,065,347	38,144,506	38,720,191

(1) Excludes amortization of intangible assets from acquisitions

(2) Includes stock-based compensation as follows:
Service costs	$3,600	$760,607	$(131,034)	$268,654
Sales and marketing	753,414	2,836,843	437,983	845,594
Product development	22,755	2,446,530	(125,895)	884,156
General and administrative	421,896	4,113,376	376,904	1,210,301

Total stock-based compensation	$1,201,665	$10,157,356	$557,958	$3,208,705

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$10,079,097	$10,441,008	$3,795,373	$3,595,177
Sales and marketing	774,166	1,921,057	448,611	732,473
General and administrative	2,371,244	2,981,901	947,715	981,452

Total amortization of intangible assets form acquisitions	$13,224,507	$15,343,966	$5,191,699	$5,309,102

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30, 2005	Nine months ended September 30, 2006
Cash flows from operating activities:
Net income	$2,237,042	$119,424
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	(151,341)
Amortization and depreciation	16,167,325	19,677,510
Facility relocation recoveries	(36,690)	(43,431)
Gain (loss) on sales of fixed assets	(4,000)	9,764
Gain on sales and disposals of intangible assets, net	—	(284,766)
Allowance for doubtful accounts and merchant advertiser credits	1,441,503	1,280,645
Stock-based compensation	1,201,665	10,157,356
Deferred income taxes	(2,238,696)	(2,473,582)
Income tax benefit related to stock options	798,162	—
Excess tax benefit related to stock options	—	(2,025,351)
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(5,655,212)	(1,418,272)
Refundable taxes	(1,966,356)	2,798,658
Prepaid expenses, other current assets, and restricted cash	(1,400,541)	(916,447)
Accounts payable	(742,932)	(397,390)
Accrued expenses and other current liabilities	707,967	290,394
Deferred revenue	29,496	197,859
Acquisition-related retention consideration in earn-out liability	(501,769)	—
Other non current liabilities	31,666	12,789

Net cash provided by operating activities	10,068,630	26,833,819
Cash flows from investing activities:
Purchases of property and equipment	(1,456,883)	(5,010,864)
Cash paid, net of recoveries, for acquisitions and earn-outs	(189,282,667)	(17,875,318)
Proceeds from sales of property and equipment	4,000	2,170
Proceeds from sales of intangible assets	687,036	1,570,445
Increase in other non current assets	(16,591,145)	(674,238)

Net cash used in investing activities	(206,639,659)	(21,987,805)
Cash flows from financing activities:
Capital lease obligation principal paid	(5,980)	(8,811)
Excess tax benefit related to stock options	—	2,025,351
Offering costs paid	(907,058)	—
Preferred stock dividends and conversion payment	(1,373,100)	(2,476,735)
Proceeds from public offering, net of underwriter discounts	230,287,500	—
Proceeds from exercises of stock options	630,778	1,802,168
Proceeds from employee stock purchase plan	175,744	55,890

Net cash provided by financing activities	228,807,884	1,397,863

Net increase in cash and cash equivalents	32,236,855	6,243,877
Cash and cash equivalents at beginning of period	24,933,066	63,090,941

Cash and cash equivalents at end of period	$57,169,921	$69,334,818

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the balance sheets as of December 31, 2005 and September 30, 2006, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company does not believe that the adoption of SAB 108 will have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the effect that SFAS 157 will have on its financial statements.

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Three months ended September 30, 2005	Three months ended September 30, 2006
Proprietary Traffic Sources	$16,789,402	$34,637,969	$7,762,225	$12,261,956
Partner and Other Revenue Sources	48,402,280	60,515,192	17,865,452	20,064,160

Total Revenue	$65,191,682	$95,153,161	$25,627,677	$32,326,116

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

The per share fair value of stock options granted during the three and nine months ended September 30, 2005 and 2006 was determined on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Three months ended September 30, 2005	Three months ended September 30, 2006
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	3.70%-4.18%	4.60%-5.12%	4.18%	4.60%
Expected volatility	58%-61%	54%-58%	58%	54%
Weighted average expected volatility	60%	57%	58%	54%
Expected dividend yield	0%	0%	0%	0%

For the three and nine months ended September 30, 2005 and 2006, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life. Since the Company has never paid any cash dividends on the Company’s Class B common stock and does not anticipate paying any material cash dividends in the foreseeable future, the Company has used an expected dividend yield of zero.

Stock option activity during the period indicated is as follows:

	Options available for grant	Number of options outstanding	Weighted average exercise price of options outstanding	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2005	96,009	5,414,932	$9.79
Increase to option pool January 1, 2006	1,972,526	—
Granted equal to or above fair value	(1,052,927)	1,052,927	21.06
Options exercised	—	(476,051)	3.79
Options cancelled	668,271	(668,271)	14.03
Options forfeited	19,677	(19,677)	9.64

Balance at September 30, 2006	1,703,556	5,303,860	$12.03	8.04	$44,187,000

Options exercisable at September 30, 2006	—	1,923,574	$6.22	7.10	$26,554,000

Information related to stock option activity during the period indicated is as follows:

	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Three Months ended September 30, 2005	Three Months ended September 30, 2006
Weighted average fair value of options granted	$8.29	$10.24	$7.62	$7.22
Intrinsic value of options exercised	$1,467,000	$7,636,000	$320,000	$693,000
Total fair value of options vested	$2,275,000	$4,468,000	$586,000	$1,545,000

At September 30, 2006, there was $13.8 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.38 years.

During the three and nine months ended September 30, 2006, gross proceeds recognized from the exercise of stock options was approximately $250,000 and $1,802,000, respectively. The tax benefit realized from the exercise of options during the three and nine months ended September 30, 2006 was approximately $193,000 and $2,173,000, respectively.

Restricted stock activity for the nine months ended September 30, 2006 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	265,410	$16.95
Granted	192,631	19.13
Vested	(76,671)	16.97

Unvested at September 30, 2006	381,370	$18.05

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

As of September 30, 2006, there was $3.8 million of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.17 years. There were no shares of restricted stock vested during the three months ended September 30, 2005 and 2006. The total fair value of restricted stock awards vested during the nine months ended September 30, 2005 and 2006 was $122,000 and $1.3 million, respectively. The Company realized a tax benefit during the three and nine months ended September 30, 2006 related to the vesting of restricted shares of approximately $107,000. In October 2006, the compensation committee of the Company’s board of directors resolved to approve effective January 1, 2007 grants to certain executives of 2.3 million shares of restricted Class B common stock which vest over a six year period. Stock-based compensation expense will be recognized over the vesting period when these grants are effected.

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R:

	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Three Months ended September 30, 2005	Three Months ended September 30, 2006
Stock-based compensation:
Total stock-based compensation included in net income (loss)	$1,202,000	$10,154,000	$558,000	$3,205,000
Income tax benefit related to stock-based compensation included in net income (loss)	$277,000	$1,361,000	$49,000	$451,000

In accordance with the methodology described in SFAS 123R, $63,000 and $140,000 of stock-based compensation expense related to stock options was capitalized as part of internally developed software during the three and nine months ended September 30, 2006, respectively.

The following table presents the impact of our adoption of SFAS 123R on selected line items from our condensed consolidated financial statements for the three and nine months ended September 30, 2006:

	Nine months ended September 30, 2006 As reported under SFAS 123R	Nine months ended September 30, 2006 If reported under APB 25	Three Months ended September 30, 2006 As reported under SFAS 123R	Three Months ended September 30, 2006 If reported under APB 25
Condensed consolidated statement of operations:
Income (loss) from operations	$(34,041)	$7,040,694	$2,790	$2,042,598
Income before provision for income taxes	$2,273,330	$9,348,065	$824,053	$2,863,861
Income (loss) before cumulative effect of a change in accounting principle	$(31,917)	$6,145,826	$11,258	$1,810,879
Net income (loss) applicable to common shareholders	$(2,218,805)	$3,807,597	$(410,889)	$1,388,732
Net income (loss) per share applicable to common shareholders
Basic	$(0.06)	$0.10	$(0.01)	$0.04
Diluted	$(0.06)	$0.10	$(0.01)	$0.03
Condensed consolidated statement of cash flows:
Net cash provided by operating activities	$26,833,818	$28,859,169	$11,152,292	$11,344,943
Net cash provided (used) by financing activities	$1,397,863	$(627,488)	$170,381	$(22,270)

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for stock-based compensation. The following table illustrates the effect on net income for the three and nine months ended September 30, 2005, if the fair-value-based method of SFAS 123 had been applied to all outstanding awards in the prior period.

	Nine months ended September 30, 2005	Three months ended September 30, 2005
Net income applicable to common stockholders:
As reported	$522,423	$26,537
Add: stock based employee compensation expense included in reported net income, net of related tax effect	924,597	509,270
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(6,914,945)	(2,650,602)

Pro forma net loss applicable to common stockholders	$(5,467,925)	$(2,114,795)

Net income (loss) per share applicable to common stockholders:
As reported—basic	$0.02	$0.00
As reported—diluted	$0.01	$0.00
Pro forma—basic	$(0.16)	$(0.06)
Pro forma—diluted	$(0.16)	$(0.06)

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

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 Employee Stock Purchase Plan to provide that effective January 1, 2006 eligible participants may purchase Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period. During the nine months ended September 30, 2006, 3,425 shares were purchased at prices ranging from $14.57 to $18.28 per share. At September 30, 2006, approximately 253,000 shares were available under the purchase plan for future issuance.

(4)	Net Income (Loss) Per Share

The Company’s basic and diluted net income (loss) per share is presented for the three months ended September 30, 2005 and 2006 and nine months ended September 30, 2005 and 2006. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net income (loss) applicable to common stockholders consists of net income (loss) as adjusted for the cumulative effect of change in accounting principle, net of tax and the impact of convertible preferred stock dividends and conversion payment. Diluted net income (loss) per share includes the cumulative effect of change in accounting principle, net of tax and excludes the convertible preferred stock dividends and conversion payment and includes the shares that the preferred stock is convertible into if the result is dilutive. As the Company had a net loss for the three and nine months ended September 30, 2006, basic and diluted net loss per share are the same.

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic and diluted net income (loss) per share for the three months ended September 30, 2005 and 2006 and the nine months ended September 30, 2005 and 2006:

	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Three months ended September 30, 2005	Three months ended September 30, 2006
Numerator:
Net income (loss) before cumulative effect of change in accounting principle	$2,237,042	$(31,917)	$709,350	$11,258
Cumulative effect of change in accounting principle, net of taxes	—	151,341	—	—
Convertible preferred stock dividends	(1,714,619)	(2,338,229)	(682,813)	(422,147)

Net income (loss) applicable to common stockholders	$522,423	$(2,218,805)	$26,537	$(410,889)

Denominator:
Weighted average common shares outstanding excluding unvested common shares subject to repurchase or cancellation	33,886,928	38,065,347	36,043,092	38,720,191

Weighted average number of shares outstanding used to calculate basic net income (loss) per share	33,886,928	38,065,347	36,043,092	38,720,191
Effect of dilutive securities:
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	2,301,891	—	2,101,414	—

Weighted average number of shares outstanding use to calculate diluted net income (loss) per share	36,188,819	38,065,347	38,144,506	38,720,191

Basic net income (loss) per share applicable to common stockholders	$0.02	$(0.06)	$0.00	$(0.01)
Diluted net income (loss) per share applicable to common stockholders	$0.01	$(0.06)	$0.00	$(0.01)

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•	For the three and nine months ended September 30, 2005 and for the three and nine months ended September 30, 2006, 2,346,939 shares and 1,450,377 shares, respectively, issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•	For the three and nine months ended September 30, 2005, outstanding options to acquire 889,400 and 608,300 shares of Class B common stock with a weighted average exercise price of $18.00 per share and $18.78 per share, respectively, and for the three months and nine months ended September 30, 2006, outstanding options to acquire 5,303,860 shares of Class B common stock with a weighted average exercise price of $12.03 per share.

•	For the three and nine months ended September 30, 2006, warrants to acquire 6,500 shares of Class B common stock at an exercise price of $8.45.

•	For the three and nine months ended September 30, 2006, 381,370 shares of unvested Class B restricted common shares at September 30, 2006 issued to employees in connection with acquisitions. These shares were for future services that vest over periods ranging from two and one-half to three years. Unvested shares were excluded from the computation of basic net income (loss) per share.

(5)	Concentrations

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

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Three months ended September 30, 2005	Three months ended September 30, 2006
Distribution Partner A	11%	7%	10%	6%

Distribution Partner A was a new merchant advertiser in 2005 who represented approximately 23% and 28% of revenue for the three months ended September 30, 2005 and 2006, and approximately 21% and 27% of revenue for the nine months ended September 30, 2005 and 2006, respectively. This same merchant advertiser represented approximately 37% and 44% of the outstanding accounts receivable balance at December 31, 2005 and September 30, 2006, respectively.

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

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Three months ended September 30, 2005	Three months ended September 30, 2006
United States	90%	91%	91%	89%
Canada	3%	2%	2%	2%
Other countries	7%	7%	7%	9%

	100%	100%	100%	100%

(7)	Property and Equipment

Property and equipment consisted of the following:

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Computer and other related equipment	$2,828,726	$4,124,759
Purchased and internally developed software	2,142,710	5,832,149
Furniture and fixtures	107,829	280,719
Leasehold improvements	94,561	128,512

	$5,173,826	$10,366,139
Less accumulated depreciation and amortization	(1,771,564)	(3,034,280)

Property and equipment, net	$3,402,262	$7,331,859

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.3 million and $1.6 million of internally developed software costs that had not commenced amortization as of December 31, 2005 and September 30, 2006, respectively.

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

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2006	$5,135	$293,225	$604,856	$903,216
2007	20,539	976,494	576,782	1,573,815
2008	20,539	758,018	130,168	908,725
2009	17,851	629,259	82,598	729,708
2010	—	169,294	—	169,294

Total minimum payments	$64,064	$2,826,290	$1,394,404	$4,284,758

Less: amounts representing interest	(13,004)

Present value of lease obligation	51,060
Less current portion	(13,889)

Long-term portion	$37,171

Rent expense incurred by the Company was approximately $254,000 and $257,000 for the three months ended September 30, 2005 and 2006, respectively, and $599,000 and $774,000 for the nine months ended September 30, 2005 and 2006.

In October 2006, the Company entered into a lease agreement for additional office space in Seattle, Washington commencing in 2007 and expiring in 2009 totaling approximately $1.4 million. This amount is not included in the above table.

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

In connection with the acquisition, $24.6 million of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration. The escrow agent is holding the balance of the escrow amount pending a determination related to potential indemnification obligations. In the event any indemnification obligations are so determined, the purchase price will be reduced accordingly. A net amount of $357,000 was released from escrow in March 2006 in satisfaction of certain intangible asset indemnification obligations. This amount was reflected as an adjustment to goodwill.

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

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $4.1 million. The shares of restricted Class B common stock were valued at $16.85 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.6 million. The shares of restricted Class B common stock were issued to the former stockholders of Pike Street who became employees of the Company. The shares vest over a period of three years from the closing date, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. As part of employment agreements entered into with these former stockholders of Pike Street, a deferred stock-based compensation charge of approximately $3.6 million was recorded in connection with the 212,404 shares of restricted Class B common stock. The deferred stock-based compensation, net of forfeitures, is being amortized using the accelerated vesting method as compensation costs over the associated three-year employment periods over which those shares vest. See Note 3 for the amortization of deferred stock-based compensation during the three and nine months ended September 30, 2006.

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

The shares of restricted Class B common stock were valued at $17.00 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.0 million. The shares of restricted Class B common stock were issued to employee stockholders of IndustryBrains who became employees of the Company. The shares vest over a period of two and one-half years from the closing date, with the first 33.34% vesting after ten months and each additional 33.33% vesting each successive ten month period over the next twenty months. As part of employment agreements entered into with these former stockholders of IndustryBrains, a deferred stock-based compensation charge of approximately $3.0 million was recorded in connection with the 176,909 shares of restricted Class B common stock. The deferred stock-based compensation, net of estimated forfeitures, is being amortized using the accelerated vesting method as compensation costs over the associated three-year employment periods over which those shares vest. See Note 3 for the amortization of deferred stock-based compensation during the three and nine months ended September 30, 2006.

The following summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets, including acquired cash and cash equivalents of $1,147,154	$2,074,787
Property and equipment	81,008
Other non-current assets	55,805
Intangible assets	8,100,000
Goodwill	25,018,206

Total assets acquired	35,329,806

Current liabilities	1,718,714
Non-current deferred tax liabilities	2,957,799

Total liabilities assumed	4,676,513

Net assets acquired	$30,653,293

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

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $3.9 million. The shares of restricted Class B common stock were valued at $21.39 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $1.7 million. The shares of restricted Class B common stock were issued to the former equityholder of AreaConnect who became an employee of the Company. The shares vest over a period of three years from the closing date, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. As part of the employment agreement entered into with the former equityholder of AreaConnect, a deferred stock-based compensation charge of approximately $1.7 million was recorded in connection with the 78,129 shares of restricted Class B common stock. The deferred stock-based compensation, net of estimated forfeitures, is being amortized on a straight-line basis as compensation costs over the associated three-year employment period over which those shares vest. See Note 3 for the amortization of deferred stock-based compensation during the three and nine months ended September 30, 2006.

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

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $5.0 million. The shares of restricted Class B common stock were valued at $17.58 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $2.0 million. The shares of restricted Class B common stock were issued to certain former equityholders of Open List who became employees of the Company. The shares vest over a period of two and one-half years from the closing date, with the first 20.0% vesting after six months and each additional 20.0% vesting each successive 6-month period over the next twenty-four months. As part of the employment agreements entered into with certain former equityholders of Open List, a deferred stock-based compensation charge of approximately $2.0 million was recorded in connection with the 114,502 shares of restricted Class B common stock. The deferred stock-based compensation, net of estimated forfeitures, is being amortized on a straight-line basis as compensation costs over the associated two and one-half year employment periods over which those shares vest. See Note 3 for the amortization of deferred stock-based compensation during the three and nine months ended September 30, 2006.

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

The following table presents pro forma results of operations for the three and nine months ended September 30, 2006 as if the AreaConnect and Open List asset acquisitions occurred as of January 1, 2006. The pro forma results of operations for the three months ended September 30, 2006 combine: (1) the historical results of operations of the Company for the three months ended September 30, 2006; and (2) the pro forma effect of shares issued in connection with the AreaConnect and Open List asset acquisitions. The pro forma results of operations for the nine months ended September 30, 2006 combine: (1) the historical results of operations of the Company for the nine months ended September 30, 2006; (2) AreaConnect’s historical results of operations for the pre-acquisition period from January 1, 2006 to April 30, 2006; and (3) Open List’s historical results of operations for the pre-acquisition period from January 1, 2006 to May 25, 2006. The following table presents pro forma results of operations for the three and nine months ended September 30, 2005 as if the IndustryBrains acquisition and the Name Development, Pike Street, AreaConnect and Open List asset acquisitions occurred as of January 1, 2005. The pro forma results of operations for the three months ended September 30, 2005 combine: (1) the historical results of operations of the Company for the three months ended September 30, 2005; (2) IndustryBrains’ historical results of operations for the pre-acquisition period from July 1, 2005 to July 26, 2005; and (3) AreaConnect’s and Open List’s pre-acquisition historical results of operations for the three months ended September 30, 2005. The pro forma results of operations for the nine months ended September 30, 2005 combine: (1) the historical results of operations of the Company for the nine months ended September 30, 2005; (2) Name Development’s historical results of operations for the pre-acquisition period from January 1, 2005 to February 13, 2005; (3) an offering of only that number of shares of Class B common stock and preferred stock as necessary to consummate the Name Development asset acquisition for the period January 1, 2005 through February 13, 2005; (4) Pike Street’s historical results of operations for the pre-acquisition period from January 1, 2005 to April 25, 2005; and (5) IndustryBrains’ historical results of operations for the pre-acquisition period from January 1, 2005 to July 26, 2005; and (6) AreaConnect’s and Open List’s pre-acquisition historical results of operations for the nine months ended September 30, 2005. A forfeiture by an employee of restricted stock related to the Pike Street acquisition occurred in the three months ended September 30, 2005 resulted in a pro forma reversing adjustment in the three and nine months ended September 30, 2005. The Company has used statutory rates in effect during the three and nine months ended September 30, 2005 and 2006 to calculate the tax effects of the pro forma adjustments in determining the pro forma results of operations for each of the periods presented.

	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Three months ended September 30, 2005	Three months ended September 30, 2006
Revenue	$76,071,045	$95,937,088	$26,766,190	$32,326,116
Net income (loss)	(2,047,110)	(1,342,759)	(135,975)	11,258
Net loss applicable to common stockholders	(4,058,604)	(3,680,988)	(818,788)	(410,889)
Net loss per share applicable to common stockholders:
Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.02)	$(0.01)

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at January 1, 2005 or at January 1, 2006, nor is it necessarily indicative of results that may occur in the future.

(16)	Intangible Assets from Acquisitions

Intangible assets from acquisitions consist of the following:

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Merchant advertiser customer base	$7,000,000	$8,900,000
Distribution partner base	3,100,000	3,100,000
Non-compete agreements	9,100,000	9,900,000
Trademarks/domains	46,979,732	45,604,885
Acquired technology	11,400,000	15,700,000

	$77,579,732	$83,204,885
Less accumulated amortization	(26,232,788)	(41,077,644)

Total	$51,346,944	$42,127,241

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Aggregate amortization expense incurred by the Company was approximately $5.2 million and $5.3 million for the three months ended September 30, 2005 and 2006, respectively, and approximately $13.2 million and $15.3 million for the nine months ended September 30, 2005 and 2006, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $5.1 million for the remainder of 2006, $16.5 million in 2007, $12.3 million in 2008, $4.2 million in 2009, and $4.0 million in 2010 and thereafter.

(17)	Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Internet domain names	$13,407,166	$13,935,989
Less accumulated amortization	(2,327,978)	(4,356,638)

Other intangible assets, net	11,079,188	9,579,351
Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(1,128,826)	(2,093,112)

License fee, net	3,371,174	2,406,888
Restricted cash	800,000	800,000
Other	197,142	197,764

Total intangibles and other assets, net	$15,447,504	$12,984,004

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $691,000 for the remainder of 2006, $2.7 million in 2007, $2.2 million in 2008, $1.6 million in 2009, and $2.4 million in 2010 and thereafter. There were domains held for sale valued at approximately $300,000 and $5,500 under prepaid expenses and other current assets as of December 31, 2005 and September 30, 2006, respectively, which are no longer being amortized.

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

In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted approximately 80,848 shares of the Company’s preferred stock into approximately 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. The $970,000 was reflected as preferred stock dividends and conversion payment in the Company’s financial statements. Approximately 142,137 shares of preferred stock remain outstanding as of September 30, 2006.

In April 2006, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on May 15, 2006 to the holders of record as of the close of business on May 4, 2006. This quarterly dividend obligation totaled approximately $422,000.

In July 2006, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on August 15, 2006 to the holders of record as of the close of business on August 4, 2006. This quarterly dividend obligation totaled approximately $422,000.

In October 2006, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on November 15, 2006 to the holders of record as of the close of business on November 4, 2006. This quarterly dividend obligation totals approximately $422,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and those described from time to time in our future reports filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Pike Street Industries

In April 2005, we acquired certain assets of Pike Street, an online yellow pages and lead generation provider for local merchants, for the following consideration:

•	$12.8 million in cash and estimated acquisition costs; plus

•	242,748 shares of Class B common stock; plus

•	212,404 shares of restricted Class B common stock which will vest over a three year period from the closing date in installments of 16.67% after each six month period during that term.

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

IndustryBrains

In July 2005, we acquired IndustryBrains, a company focused on monetizing Web sites through contextual advertising solutions, for the following consideration:

•	$16.1 million in net cash and estimated acquisition costs; plus

•	788,046 shares of Class B common stock; plus

•	176,909 shares of restricted Class B common stock issued which will vest over a two and one half year period from the closing date in installments of 33.34% after each ten month period during that term.

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

AreaConnect

In May 2006, we acquired certain assets of AreaConnect, a provider of local online traffic to Yellow and White Pages publishers, for the following consideration:

•	$12.2 million in cash and estimated acquisition costs; plus

•	183,832 shares of Class B common stock; plus

•	78,129 shares of restricted Class B common stock issued which will vest over a three year period from the closing date in installments of 16.67% after each six month period during that term.

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

Open List

In May 2006, we acquired certain assets of Open List, including additional sources of proprietary targeted-traffic and its content aggregation, search technology, and user-generated content platform, for the following consideration:

•	$6.3 million in cash and estimated acquisition costs; plus

•	286,254 shares of Class B common stock; plus

•	114,502 shares of restricted Class B common stock issued which will vest over a two and one-half year period from the closing date in installments of 20% after each six month period during that term.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended September 30, 2005 and 2006 and the nine months ended September 30, 2005 and 2006.

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

As of September 30, 2006, we had net operating loss, or NOL, carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized.

Follow-on Public Offering

In February 2005, we closed a follow-on public offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. All of the net proceeds have been used to fund the Name Development and Pike Street asset acquisitions and the IndustryBrains acquisition in 2005, the AreaConnect and Open List asset acquisitions in May 2006, and for working capital and other general corporate purposes.

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

The Company’s board of directors has declared and paid the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
April 2005	$3.00	May 4, 2005	$690	May 16, 2005
July 2005	2.97	August 4, 2005	683	August 15, 2005
October 2005	2.97	November 4, 2005	683	November 15, 2005
January 2006	2.97	February 4, 2006	662	February 15, 2006
April 2006	2.97	May 4, 2006	422	May 15, 2006
July 2006	2.97	August 4, 2006	422	August 15, 2006

In October 2006, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on November 15, 2006 to the holders of record as of the close of business on November 4, 2006. This quarterly dividend obligation totals approximately $422,000.

The preferred stock is convertible at the option of the holder at any time into shares of Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. During 2005, approximately 4,515 shares of preferred stock were converted at the option of the holders into approximately 46,071 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In January 2006, approximately 2,500 shares of preferred stock were converted at the option of the holders into approximately 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted approximately 80,848 shares of the Company’s preferred stock into approximately 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. The $970,000 was reflected as preferred stock dividends and conversion payment in the Company’s financial statements. Approximately 142,137 shares of preferred stock remain outstanding as of September 30, 2006.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of September 30, 2006. The Debentures, if issued, will mature 25 years after the exchange date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2005 and 2006 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Three months ended September 30, 2005	Three months ended September 30, 2006
Revenue	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	53.4%	47.4%	51.8%	47.0%
Sales and marketing	9.8%	18.1%	12.5%	18.4%
Product development	5.0%	7.9%	4.1%	8.3%
General and administrative	7.4%	10.9%	7.3%	9.6%
Amortization of acquired intangible assets	20.3%	16.1%	20.3%	16.4%

Total operating expenses	95.9%	100.4%	96.0%	99.7%
Gain (loss) on sales and diposals of intangible assets, net	0.0%	0.3%	0.0%	-0.2%

Income (loss) from operations	4.1%	(0.0%)	4.0%	0.1%
Other income (expense):
Interest income	2.1%	2.4%	2.1%	2.6%
Interest expense	0.0%	0.0%	0.0%	0.0%
Other	0.0%	0.0%	0.0%	0.0%

Total other income	2.1%	2.4%	2.1%	2.6%

Income before provision for income taxes	6.2%	2.4%	6.1%	2.7%
Income tax expense	2.8%	2.4%	3.4%	2.5%

Income (loss) before cumulative effect of a change in accounting change	3.4%	(0.0%)	2.7%	0.2%
Cumulative effect of change in accounting principle	0.0%	0.2%	0.0%	0.0%

Net income	3.4%	0.2%	2.7%	0.2%
Convertible preferred stock dividend and conversion payment	2.6%	2.5%	2.7%	1.3%

Net income (loss) applicable to common stockholders	0.8%	(2.3%)	0.0%	(1.1%)

Comparison of the Three Months ended September 30, 2005 to the Three Months ended September 30, 2006 and the Nine Months ended September 30, 2005 to the Nine Months ended September 30, 2006

Revenues. The following table presents our revenues, by revenue source, for the periods presented:

	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Three months ended September 30, 2005	Three months ended September 30, 2006
Proprietary Traffic Sources	$16,789,402	$34,637,969	$7,762,225	$12,261,956
Partner and Other Revenue Sources	48,402,279	60,515,192	17,865,451	20,064,160

Total Revenue	$65,191,681	$95,153,161	$25,627,676	$32,326,116

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

Revenue increased 26%, from $25.6 million for the three months ended September 30, 2005 to $32.3 million in the same period in 2006. This increase was attributable to a $6.0 million increase in performance-based advertising services. Of this increase, a substantial majority related to an increase in the average revenue per merchant advertiser, while the remaining related to an increase in the number of merchant advertisers. Of the total revenue increase, $4.5 million is derived from our proprietary traffic revenues which are attributable to our portfolio of more than 200,000 Web sites. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions in 2005 and the AreaConnect and Open List asset acquisitions in 2006 including their respective portfolios of Web sites.

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

Revenue increased 46%, from $65.2 million for the nine months ended September 30, 2005 to $95.2 million in the same period in 2006. This increase was attributable to a $26.6 million increase in performance-based advertising services. Of the total revenue increase, $17.8 million is derived from our proprietary traffic revenues which are attributable to our portfolio of more than 200,000 Web sites. Of this increase, a substantial majority related to an increase in the average revenue per merchant advertiser, while the remaining related to an increase in the number of merchant advertisers. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions in 2005 and the AreaConnect and Open List asset acquisitions in 2006 including their respective portfolios of Web sites.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs performed by users of our service, primarily through our distribution partners. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to maintain and grow our revenues will also depend in part on maintaining and growing our proprietary traffic sources and also maintaining and increasing the number and volume of transactions and favorable variable payment terms with merchant advertisers and advertising services providers, which we believe is dependent in part on delivering high quality traffic that ultimately results in purchases or conversions for our merchant advertisers and advertising services providers.

Expenses

Expenses were as follows:

	Nine months ended September 30,				Three months ended September 30,
	2005	% of revenue	2006	% of revenue	2005	% of revenue	2006	% of revenue
Service costs	34,822,513	53%	45,056,393	47%	13,280,344	52%	15,184,125	47%
Sales and marketing	6,382,121	10%	17,236,349	18%	3,197,809	12%	5,962,465	18%
Product development	3,252,001	5%	7,470,331	8%	1,038,257	4%	2,689,912	8%
General and administrative	4,841,571	7%	10,364,929	11%	1,870,984	7%	3,109,209	10%
Amortization of acquired intangible assets	13,224,507	20%	15,343,966	16%	5,191,699	20%	5,309,102	16%

Effective January 1, 2006, we adopted SFAS 123R and record stock-based compensation expense under the fair value method. Prior to January 1, 2006, we accounted for stock-based compensation under APB 25 and used the intrinsic value method. In the three months ended September 30, 2006, we recorded $3.2 million of stock-based compensation expense compared to $558,000 for the same period in 2005. In the nine months ended September 30, 2006, we recorded $10.2 million of stock-based compensation expense compared to $1.2 million for the same period in 2005. This stock-based compensation expense has been included in the same lines as compensation paid to the same individuals in the consolidated statement of operations in accordance with SAB 107. Stock-based compensation recognized in the prior period has been reclassified to conform to the presentation in the current period.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Nine months ended September 30,		Three months ended September 30,
	2005	2006	2005	2006
Service costs	$3,600	$760,607	$(131,034)	$268,654
Sales and marketing	753,414	2,836,843	437,983	845,594
Product development	22,755	2,446,530	(125,895)	884,156
General and administrative	421,896	4,113,376	376,904	1,210,301

Total stock-based compensation	$1,201,665	$10,157,356	$557,958	$3,208,705

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 14% from $13.3 million in the three months ended September 30, 2005 to $15.2 million in the same period in 2006. The increase was mainly attributable to an increase in payments to distribution partners of $662,000 which in part was attributable to the acquisition of IndustryBrains in July 2005. The increase was also attributable to an increase in personnel costs of $675,000 of which $400,000 was related to stock-based compensation expense, an increase in payment processing fees of $53,000, an increase in facility and other costs of $231,000, and an increase in registration fees and Internet domain amortization of $283,000. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006.

This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 52% of revenue in the three months ended September 30, 2005 as compared to 47% in 2006. The 2006 decrease as a percentage of revenue in service costs as compared to the same period in 2005 was primarily a result of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006 and costs associated with the expansion of our operations.

Service costs increased by $10.2 million or 29% in the nine months ended September 30, 2005 to $45.1 million in the same period in 2006. This increase was primarily attributable to an increase in payments to distribution partners of $5.6 million which in part was attributable to the acquisition of IndustryBrains in July 2005. The increase was also attributable to an increase in personnel costs of $2.0 million of which $757,000 was related to stock-based compensation expense, an increase in payment processing fees of $247,000 an increase in facility and other costs of $793,000, an increase in license fees and royalties of $154,000 and an increase in registration fees and Internet domain amortization of $1.5 million. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006. Service costs as a percentage of revenue were 53% for the nine months ended September 30, 2005 as compared to 47% in the same period in 2006. The 2006 decrease in service costs as compared to the same period in 2005 was primarily a result of the impact as a percentage of revenue of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments.

Sales and Marketing. Sales and marketing expenses increased 86%, from $3.2 million for the three months ended September 30, 2005 to $6.0 million in the same period in 2006. As a percentage of revenue, sales and marketing expenses were 12% and 18% for the three months ended September 30, 2005 and 2006, respectively. The increase in dollars was related primarily to an increase in personnel costs of $342,000 of which a majority was related to stock-based compensation and the remaining amount was primarily related to an increase in the number of employees and an increase in online and outside marketing activities of $2.4 million. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006. The remaining increase was related to increases in other operating costs arising from operations in multiple jurisdictions. We expect that sales and marketing expenses will increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R and in connection with any revenue increase, to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Sales and marketing expenses increased $10.9 million or 170%, from $6.4 million in the nine months ended September 30, 2005 to $17.2 million in the same period in 2006 primarily due to an increase in personnel costs and an increase in online and outside marketing activities. As a percentage of revenue, the sales and marketing expenses were 10% in the nine months ended September 30, 2005 as compared to 18% in the same period in 2006.

Product Development. Product development expenses increased 159%, from $1.0 million in the three months ended September 30, 2005 to $2.7 million in the same period in 2006. As a percentage of revenue, product development expenses were 4% and 8% for the three months ended September 30, 2005 and 2006, respectively. The increase in dollars was primarily due to an increase in personnel costs of $1.5 million of which $1.0 million was related to stock-based compensation expense and the remaining amount was primarily related to an increase in the number of employees, and an increase in travel, depreciation expense, and other operating costs of $125,000. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense due to our adoption of SFAS 123R.

Product development expenses increased 130%, from $3.3 million in the nine months ended September 30, 2005 to $7.5 million in the same period in 2006. The increase in dollars was primarily due to an increase in personnel costs of $3.8 million of which $2.4 million was related to stock-based compensation expense and the remaining amount was primarily related to an increase in the number of employees. As a percentage of revenue, the product development expenses were 5% in the nine months ended September 30, 2005 compared to 8% in the same period in 2006.

General and Administrative. General and administrative expenses increased 66%, from $1.9 million in the three months ended September 30, 2005 to $3.1 million in the same period in 2006. The increase in dollars was primarily due to an increase in personnel costs of $1.0 million of which $833,000 was related to stock-based compensation, an increase in professional services of $179,000, an increase in facilities related costs of $10,000, and by a net increase in travel, bad debt, and other costs of $13,000. As a percentage of revenue, general and administrative expenses were 7% and 10% for the three months ended September 30, 2005 and 2006, respectively. As a percentage of revenue, the increase in general and administrative expenses in 2006 as compared to 2005 was primarily a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006 and to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses increased 114%, from $4.8 million in the nine months ended September 30, 2005 to $10.4 million in the same period in 2006. As a percentage of revenue, the general administrative expenses were 7% in the nine months ended September 30, 2005 compared to 11% in the same period in 2006.

Amortization of Intangible Assets From Acquisitions. Intangible amortization expense increased 2%, from $5.2 million in the three months ended September 30, 2005 to $5.3 million in the same period in 2006. The increase was associated with the July 2005 acquisition of IndustryBrains and the May 2006 AreaConnect and Open List asset acquisitions. During the 2006 period, the components of amortization of intangibles were service costs of $3.6 million, sales and marketing of $732,000 and general and administrative of $981,000 million.

Intangible amortization expense increased 16%, from $13.2 million in the nine months ended September 30, 2005 to $15.3 million in the same period in 2006. The increase was associated with the Name Development and Pike Street asset acquisitions and the IndustryBrains acquisition during 2005 and the AreaConnect and Open List asset acquisitions in May 2006. During the nine months ended September 30, 2006, the components of amortization of intangibles were service costs of $10.4 million, sales and marketing of $1.9 million and general and administrative of $3.0 million.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $83.2 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Gain (loss) on sales and disposals of intangible assets, net. The gain (loss) on sales and disposals of intangible assets, net was ($69,000) and $285,000 for the three and nine months ended September 30, 2006 and was attributable to the sales and disposals of Internet domain name intangible assets. There was no comparable gain (loss) during the same period in 2005.

Other Income. Other income increased 54%, from $532,000 in the three months ended September 30, 2005 to $821,000 in the same period in 2006. The increase was primarily attributable to an increase in interest income of $297,000 which was primarily a result of an increase in rates realized on invested funds. Other income increased 66%, from $1.4 million in the nine months ended September 30, 2005 to $2.3 million in the same period in 2006. The increase was primarily attributable to an increase in interest income of $933,000.

Income Taxes. The income tax expense in the three months ended September 30, 2005 was $871,000 as compared to $813,000 in the same period in 2006. In the nine months ended September 30, 2005, the income tax expense was $1.8 million as compared to $2.3 million in the same period in 2006.

In the three and nine months ended September 30, 2005, the effective tax rate of 55% and 45%, respectively, differed from the expected effective tax rate of 35% primarily due to state income taxes and non-deductible stock compensation amounts recorded under the intrinsic-value based accounting prescribed by APB 25 in which stock-based compensation was recorded only if, on the date of grant, the current market price of our Class B common stock exceeded the exercise price. The effective tax rate of 99% and 101% in the three and nine months ended September 30, 2006, respectively, differed from the expected tax rate of 35% due to non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R, state income taxes, and other amounts.

During the three months ended September 30, 2005 and 2006, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $470,000 and $193,000, respectively, which were recorded as credits to additional paid in capital. During the nine months ended September 30, 2005 and 2006, we recognized tax-effected benefits of approximately $798,000 and $2.1 million, respectively.

Cumulative effect of Change in Accounting Principle. For the nine months ended September 30, 2006, a one-time gain of $151,000, net of tax, was recognized as an cumulative effect of a change in accounting principle based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, forfeitures had been recorded as incurred.

Convertible Preferred Stock Dividends and Conversion Payment. The convertible preferred stock dividends decreased 38%, from $683,000 in the three months ended September 30, 2005 to $422,000 in the same period in 2006. The decrease was primarily attributable to the reduction of outstanding preferred stock at September 30, 2006 due to the voluntary conversion of approximately 80,848 shares in March 2006. Convertible preferred stock dividends increased 36%, from $1.7 million in the nine months ended September 30, 2005 to $2.3 million in the same period in 2006. The increase was primarily attributable to a one time payment of $970,000 associated with the voluntary conversion of approximately 80,848 shares of our preferred stock into approximately 824,980 shares of our Class B common stock in March 2006. Preferred stock dividends are based upon a dividend rate of 4.75%.

Net Income (Loss) Applicable to Common Stockholders. Net income (loss) applicable to common stockholders decreased from a net income of $27,000 for the three months ended September 30, 2005 to a net loss of $411,000 in the same period in 2006. The decrease was primarily attributable to an increase in stock-based compensation expense of $2.7 million due to our adoption of SFAS 123R in 2006 and an increase in amortization of intangible assets from acquisitions of $117,000 due primarily to the May 2006 AreaConnect and Open List asset acquisitions, offset by revenue increasing at a faster rate than service costs, sales and marketing, product development and general administration expenses excluding stock-based compensation expense, a decrease in preferred stock dividends of $261,000, and an increase in interest income of $297,000.

The net income (loss) applicable to common stockholders decreased from a net income of $522,000 for the nine months ended September 30, 2005 to a net loss of $2.2 million in the same period in 2006. The decrease was primarily attributable to an increase in stock-based compensation expense of $9.0 million due to our adoption of SFAS 123R in 2006, a net increase in preferred stock dividends of $624,000 which included a one-time payment of $970,000 offset by a decrease in convertible preferred stock dividends on the outstanding preferred shares due to the voluntary conversion of 80,848 shares in March 2006, an increase in income tax expense of $484,000, and an increase of amortization of intangible assets from acquisitions of $2.1 million, offset by revenue increasing at a faster rate than service costs, sales and marketing, product development and general administration expenses excluding stock-based compensation expense, a one-time gain of $151,000 as a cumulative effect of a change in accounting principle, an increase in interest income of $933,000, and gain (loss) on sales and disposals of intangible assets, net of $285,000.

Liquidity and Capital Resources

In February 2005, we closed a follow-on offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were estimated to be approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. Concurrent with the close of our offerings, we completed the acquisition of certain assets of Name Development, a corporation operating in the direct navigation market, for purchase price consideration of $164.4 million, including approximately $155.6 million in cash and estimated acquisition costs and approximately 419,659 shares of our Class B common stock valued (for accounting purposes) at an aggregate amount of approximately $8.8 million. All of the net proceeds have been used to fund the Name Development and Pike Street asset acquisitions and the IndustryBrains acquisition in 2005, the AreaConnect and Open List asset acquisitions in May 2006 and for working capital and other general corporate purposes.

As of September 30, 2006, we had cash and cash equivalents of $69.3 million. As of September 30, 2006, we had contractual obligations of $4.3 million of which $2.8 million is for rent under our facility leases.

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

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as depreciation and amortization, facility relocation amounts, deferred income taxes, cumulative effect of a change in accounting principle, excess tax benefit related to stock options, and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2006 of approximately $26.8 million consisted primarily of net income of $119,000 adjusted for non-cash items of $26.5 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, cumulative effect of a change in accounting principle, and excess tax benefit related to stock options and approximately $249,000 provided by working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2005 of approximately $10.1 million consisted primarily of a net income of $2.2 million adjusted for non-cash items of $17.4 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, and income tax benefit related to stock options and approximately $9.5 million used by working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we receive payment prior to our delivery of related click-throughs. Our corresponding payments to the distribution partners who provide placement for the listings are generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the nine months ended September 30, 2005 and 2006. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

Cash used in investing activities for the nine months ended September 30, 2006 of approximately $22.0 million was primarily attributable to the payments for the AreaConnect and Open List asset acquisitions totaling approximately $18.2 million, purchases for Internet domain names or Web sites of approximately $603,000 and net purchases for property and equipment of $5.0 million, offset by proceeds from the sales of intangible assets of approximately $1.6 million, and proceeds, net of legal fees, from the settlement of certain intangible asset indemnification obligations in connection with our 2005 acquisitions of approximately $347,000. Cash used in investing activities for the nine months ended September 30, 2005 of approximately $206.6 million was primarily attributable to the payment of the Name Development asset acquisition for approximately $155.5 million, the payment of the Pike Street asset acquisition of approximately $12.6 million, the payment of the IndustryBrains acquisition for approximately $15.4 million which is net of cash acquired of $1.1 million, the Enhance Interactive earn-out consideration payment of $5.7 million, purchases for Internet domain names or Web sites of approximately $12.0 million, payment for a prepaid license of $4.5 million and net purchases for property and equipment of $1.5 million offset by proceeds from the sales of intangible assets of $687,000.

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

Cash provided by financing activities for the nine months ended September 30, 2006 of approximately $1.4 million was primarily attributable to net proceeds of approximately $1.9 million from the sale of stock through employee stock options and employee stock purchases and $2.0 million of excess tax benefit related to stock options offset by preferred dividend payments of $2.5 million which included the one-time payment of $970,000 associated with the voluntary conversion of approximately 80,848 shares of our preferred stock into approximately 824,980 shares of our Class B common stock. Cash provided by financing activities for the nine months ended September 30, 2005 of approximately $228.8 million was primarily attributable to net proceeds from our follow-on offering in February 2005 of $229.4 million, net proceeds of approximately $807,000 from the sale of stock through employee stock options and employee stock purchase plan offset by preferred dividend payments of $1.4 million.

The following table summarizes our contractual obligations as of September 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases (3)	$2,826,290	$293,225	$1,734,512	$798,553
Capital leases	64,064	5,135	41,078	17,851
Other contractual obligations	1,394,404	604,856	706,950	82,598

Total contractual obligations (1), (2)	$4,284,758	$903,216	$2,482,540	$899,002

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

(2)	Under the terms of the preferred stock offering in February 2005, we have a quarterly dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments.
(3)	In October 2006, the Company entered into a lease agreement for additional office space in Seattle, Washington commencing in 2007 and expiring in 2009 totaling approximately $1.4 million. This amount is not included in the above table.

During the nine months ended September 30, 2006, we paid approximately $603,000 for the purchase of additional Web sites. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our presence in the field of direct navigation.

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

We will have an annual dividend payment obligation under the terms of the preferred stock of $1.7 million based upon approximately 142,137 convertible preferred shares outstanding as of September 30, 2006. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share.

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

On September 29, 2005, a Registration Statement on Form S-3 (File No. 333-128317) relating to the resale of 964,955 shares of our Class B common stock by certain selling stockholders with S-3 registration rights granted in connection with the IndustryBrains acquisition was declared effective by the Securities and Exchange Commission. We were contractually required to use best efforts to keep this Registration Statement effective until September 29, 2006. We will not receive any proceeds in connection with these sales by selling stockholders.

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

Under FAS 123R, we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123R, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3—”Stock-based Compensation Plans” in the condensed consolidated financial statements for additional information.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123-R (SFAS 123R), Share-Based Payment, which replaces SFAS No. 123 (SFAS 123) and supersedes APB Opinion No. 25 (APB 25). We adopted the provisions of SFAS 123R on January 1, 2006. Thus, our consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. See Note 3—”Stock-based Compensation Plans” for further information regarding our adoption of SFAS 123R and the impact on our financial position and results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company does not believe that the adoption of SAB 108 will have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the effect that SFAS 157 will have on its financial statements.

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

In addition to the other information set forth in this Quarterly Report including the updated risk factor included below, you should also carefully review the risk factors discussed in Part II, Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2005 and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Such risks could materially affect our business, financial condition or future results. Other than with respect to the risk factor included below, there have been no material changes from the risk factors previously disclosed in Part II, Item 6 of our Annual Report on Form 10-KSB and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and such risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or future results.

We anticipate that we will retain all or substantially all of our future earnings except for the payment of dividends on the preferred stock, and as a result holders of common stock are not likely to receive material dividends.

We anticipate that we will retain all or substantially all of our future earnings, if any, for use in the operation and expansion of our business and to make periodic installments of the dividend on the preferred stock. Therefore, holders of common stock are not likely to receive material dividends. The payment of any dividend by us to the holders of common stock will be at the discretion of our board of directors and will depend on, among other things, our cash flows, capital requirements and financial condition. In addition, dividends, if and when paid, may be subject to income tax withholding.

Item 6.	Exhibits

Exhibits:

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

November 9, 2006