Form 10-K
period 2006-12-31
MARCHEX INC
filed 2007-03-16
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (206) 331-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class B Common Stock, $0.01 par value per share Preferred Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $396,969,600 as of June 30, 2006 based upon the closing sale price on the Nasdaq Global Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 11,659,216 shares of the registrant’s Class A common stock issued and outstanding as of March 12, 2007 and 30,248,568 shares of the registrant’s Class B common stock issued and outstanding as of March 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART 1

ITEM 1.	BUSINESS.

Overview

References herein to “we”, “us” or “our” refer to Marchex, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

We are a technology driven search and media company focused on vertical and local online traffic. Specifically, we focus on search marketing, local search, and direct navigation. Our platform of integrated performance-based advertising and search marketing services enables merchants to efficiently market and sell their products and services across multiple online distribution channels, including search engines, product shopping engines, directories and selected Web sites.

We offer advertiser technology services that allow us to aggregate merchants of different profiles, ranging from small local businesses to large enterprises. Our merchant advertiser technology services include: feed management, bid management, contextual targeting, pay-per-click targeting, natural search optimization; and outsourced search marketing platforms, which is a combination of many of our advertiser technology services that we provide to super-aggregator partners and publishers to allow them to sell search marketing packages directly to their customers. We have a broad network of online distribution for our merchant advertisers’ products that consist of: (1) a partner network, which are publishers that want our merchants’ products or advertisements which they can promote on their network or Web site(s); and (2) a proprietary network, which is traffic that comes to Web sites we own. Our partner network includes search engines, product shopping engines, and vertical Web sites, such as Google, Yahoo, Microsoft, Shopping.com, Shopzilla, BusinessWeek.com, Investors.com, The Motley Fool, the Ziff Davis Media Web sites, and others. Our proprietary network is comprised of more than 200,000 Web sites.

We believe we have characteristics that include: (1) owning proprietary, performance-based advertising technologies which merchants can leverage to efficiently market their products and services online; (2) owning proprietary online traffic, which allows merchants to reach targeted potential customers; and (3) offering a diverse network of partner online traffic sources, which allows merchants to reach a wide audience of potential customers.

We have a suite of technology-based products that facilitate and support the efficient and cost-effective marketing and selling of goods and services online through the most rapidly-developing online marketing methods, including search and contextual marketing. We accomplish this by providing multiple technology-based services to consumers and merchant advertisers:

•

Local and Vertical Web Sites. We have more than 200,000 vertical and local Web sites. Our Web sites are designed to help online users find information for specific products or services, and also find relevant advertisers who sell such products or services. We refer to this service as direct navigation.

•

Contextual Targeting. We sell advertising placement on specialized vertical and branded Web sites and on specific sections of a Web site advertising listings on a bid-for-click basis. We refer to this service as site-specific contextual advertising. We believe this site-specific approach to contextual advertising provides publishers with an opportunity to monetize the value of their own brand and traffic, and gives advertisers greater transparency and relevancy.

•

Pay-Per-Click Targeting. We deliver pay-per-click advertising listings that are reflective of our merchant advertisers’ products and services to online users in response to their keyword search queries, and in response to their typing of specific Web Sites into their browser (direct navigation). These pay-per-click listings are generally ordered in the search results based on the amount our merchant advertisers choose to pay for a targeted placement. These targeted listings are displayed to consumers and businesses through our distribution network of search engines, product shopping engines, directories, certain third party Web sites and our portfolio of owned Web sites. We also generate revenue from cost-per-action services. Cost-per-action revenue occurs when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to a merchant advertiser Web site and completes a specified action.

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

We believe we are among the leaders in the direct navigation market as we own a proprietary base of more than 200,000 Web sites. Our Web sites can be categorized into more than 10 vertical commerce categories including: Auto, Business Services & Finance, Directory & Reference, Education & Careers, Electronics & Technology, Entertainment & Food, Personals, Professional Services, Real Estate & Home, Shopping, Travel and Zip Codes. The online user traffic is primarily monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, which may include banner placements or sponsorships. As such, the Web sites connect online users searching for specific information with relevant advertisements.

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

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date and are a component of our overall strategy. We have completed the following acquisitions since inception:

•	On February 28, 2003, we acquired Enhance Interactive.

•	On October 24, 2003, we acquired TrafficLeader.

•	On July 27, 2004, we acquired goClick.

•	On February 14, 2005, we acquired certain assets of Name Development.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries.

•	On July 27, 2005, we acquired IndustryBrains.

•	On May 1, 2006, we acquired certain assets of AreaConnect.

•	On May 26, 2006, we acquired certain assets of Open List.

Industry Overview

Performance-Based Advertising

As technology and the Internet continue to evolve, consumers are becoming increasingly confident that they can find comprehensive product information and securely transact online. As consumers spend more time and money online, advertisers are turning to the Internet to market their products and services. According to comScore Networks, consumer online non-travel (retail) spending at U.S. sites during 2006 reached $102.1 billion, a 24% increase versus 2005. We believe that businesses of all sizes can benefit from the Internet’s potential to efficiently and cost-effectively reach consumers. According to the Small Business Administration Office of Advocacy’s Report to the President on the small-business economy, the number of small businesses alone in the United States was more than 25 million in 2005. We believe there is a large opportunity to sell online performance-based advertising services to businesses of all sizes. As a reflection of the potential impact of the Internet as an advertising medium, Morgan Stanley estimates that internet advertising spending in the United States will grow from approximately $16.0 billion in 2006 to $31.8 billion in 2010. Internet advertising enables merchant advertisers to measure the effectiveness of their advertising campaigns and to revise them in response to real-time feedback and market factors. Traditional forms of advertising are not as targeted and do not permit evaluation of results in as timely and accurate a manner.

Within the Internet advertising market, paid search has become one of the fastest growing sectors. Morgan Stanley estimates that paid search in the United States will grow 136% from $6.7 billion in 2006 to $15.8 billion in 2010. According to the Kelsey Group, only 17% of small and medium businesses in the United States currently utilize search marketing methods, but that number is expected to grow as more merchants experience the benefits. In addition, according to the Interactive Advertising Bureau (IAB) and PricewaterhouseCoopers (PwC), 47% of

Internet advertising in the first half of 2006 was performance-based, as opposed to 40% in the first half of 2005. We believe that merchant advertisers are increasingly turning to performance-based online advertising for the following reasons:

•

Competitive Return-On-Investment. Merchant advertisers have experienced competitive returns on their online advertising campaigns. As advertisers have analyzed their marketing programs, they have determined that they are able to pay more for their programs while still generating an acceptable return-on-investment. As a result, Morgan Stanley estimates that the average price-per-click in the United States will increase from $0.45 to in 2005 to $0.50 in 2010.

•

Consumers’ Increasing Receptiveness to Performance-Based Advertising. Due to the relevancy and appropriate placement of advertisements, Morgan Stanley estimates that the rate at which consumers click through paid search advertisements will grow from 10.8% in 2005 to 12.6% in 2010.

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

Morgan Stanley estimates that the United States paid search market will reach $8.6 billion in revenue in 2007, and we believe the direct navigation market currently represents 10% or more of the paid search market and is growing at comparable annual rates. According to WebSideStory, Inc.’s StatMarket division, in September 2004 more than 67% of daily global Internet users arrived at Web sites by direct navigation (defined as typing a URL into a browser address bar or using a bookmark) rather than through search engines and Web links, compared to approximately 53% in February 2002. The growth of the direct navigation market is a result of consumers’ increasing sophistication in utilizing the Internet as a resource tool, coupled with their desire to quickly find targeted information, and their trust and experience that the depth and breadth of available and relevant online information extends to Web sites named by descriptive keywords. Direct navigation and the use of search engines, however, are not mutually exclusive. We believe that many of the commercially relevant Web sites which we own may be beneficiaries of search engine and directory traffic over time.

Strategy

We intend to leverage our senior management’s experience, our financial and human resources and our existing operations to provide technology-based merchant services that facilitate and drive growth in online transactions. Key elements of our strategy include the following initiatives:

•

Increase Proprietary Traffic through Extending Presence in the Direct Navigation Market. We are in the process of implementing numerous initiatives to increase the traffic and monetization of our network of Web sites, including: (1) enhancing the utility of the Web sites by leveraging our search technology to publish relevant information to them; (2) broadening our geographic presence; (3) making selective purchases of complementary Web sites; and (4) selective marketing.

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

•      Pay-per-click targeting. With pay-per-click targeting services, the amount that a merchant advertiser pays for the click-through influences the rank of its listings within the applicable results set. With cost-per-action services, the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to a merchant advertiser Web site and completes the specified action.

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

During the periods ended December 31, 2004, 2005, and 2006, performance-based advertising services comprised approximately 95%, 94%, and 92%, respectively, of our total revenue. As we continue to develop our services and implement new technologies and services, we believe the breadth of our marketing solutions will lead to cross-leverage through technical integration. The Company operates principally in domestic markets. For revenues by merchant advertisers by geographical areas for the three last fiscal years, see Note 1(q) “Segment Reporting and Geographic Information” of the notes to our consolidated financial statements.

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

Pay-Per-Click Targeting. Our pay-per-click services enable merchant advertisers to market their products and services through targeted pay-per-click listings that we distribute through search engine or directory results when a user searches for information, products or services. We provide our services to thousands of merchant advertisers who want to drive customer leads to their Web sites. Our services enable merchants to purchase keywords or keyword strings, based on an amount they choose for a targeted placement, that are specific to their products and services and their marketing objectives. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our Web sites or a third-party Web site included in our distribution network to a merchant advertiser Web site and completes the specified action.

We believe that pay-per-click services are an important complement to algorithmic search and feed management technologies as they enable merchants to place relevant listings on a search engine results page related to a specific user information request.

When merchant advertisers submit advertisement listings to our service, we assist merchant advertisers in optimizing their advertisement campaigns by recommending relevant keywords or keyword strings based on their Web sites and product or service offerings.

The pay-per-click results distributed by our services are prioritized for users by the amount the merchant advertiser is willing to pay each time a user clicks on the merchant’s advertisement. Merchant advertisers pay us when a click-through occurs on their advertisement.

Merchant advertisers find us directly through our Web sites and through contact with our sales force, and we find merchant advertisers through direct sales efforts, through third-party referral programs and through a variety of marketing activities that include trade shows, sponsorships, targeted mailings, online advertisements, e-mails and other promotional materials sent directly to merchant advertisers, advertising agencies and search engine marketers.

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

Bid Management. Through our advertising campaign management services, merchant advertisers continuously track, monitor and optimize the placement of performance-based search advertising campaigns across a number of search engines and pay-per-click networks and track the effectiveness of their online advertising campaigns. Our bid management services allow our merchant advertisers to consolidate the purchasing, management, optimization and reporting aspects of performance based search advertising campaigns. We have partnerships with leading search and product shopping engines that allow us to place and manage our clients’ paid listings directly within their account management systems. Additionally, we provide detailed reporting services that enable merchants to track the effectiveness of their online advertising campaigns through conversion tracking and detailed reporting tools. By developing a common technology architecture underneath our platform of search marketing services, we are able to analyze the effectiveness of our merchant partners’ advertising campaigns across a wide array of services and provide detailed reporting, such as: revenue per month statistics, number of orders, average order size and conversion rate and revenue by keyword and by distribution source.

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

Outsourced Search Marketing Platforms

We offer an outsourced solution for strategic partners who have several hundred to several thousand direct merchant relationships. As part of our search management services, we can enable a strategic partner, aggregator of merchant partner relationships or publisher with all or part of our suite of search marketing services. For example, we currently enable major regional yellow page publishers with our advertising campaign management and feed management services which they can market to their local online yellow page merchants.

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

Our Distribution Network

We have built a broad distribution network for our marketing services comprised of many of the leading search engines, product shopping engines, directories, certain third-party Web sites and our portfolio of owned Web sites. With the Name Development asset acquisition of more than 100,000 Web sites in 2005, our proprietary source of direct navigation traffic includes over 200,000 Web sites.

Performance-Based Advertising Distribution

We distribute merchant advertisement listings and advertiser URL strings through hundreds of traffic sources, including search and product shopping engines, directories and Web sites. Distribution sources for our marketing services platform include:

Selected Search Engines	Selected Product Shopping Engines	Selected Vertical and Local Web Sites
Ask Google LookSmart Microsoft Yahoo!	Become.com CNet’s MySimon Gifts.com Google’s Froogle.com MSN Shopping NexTag PriceGrabber.com ShopLocal Shopping.com Shopzilla Yahoo! Shopping	Bank Rate BusinessWeek.com Food & Wine Investors.com (Investors Business Daily) Kiplinger SmartMoney The Motley Fool TheStreet.com The Ziff Davis Media Web sites USAToday

Yahoo! Search Marketing is our largest distribution partner and delivers traffic to our merchant listings which collectively represents approximately 7% of our total revenue for the year ended December 31, 2006. Separately, Yahoo! Search Marketing was responsible for 29% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

Payment arrangements with our distribution partners are often subject to minimum payment amounts per click-through. Other economic structures that we may use to a lesser degree include:

•	advance or fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid click-throughs; and

•	a combination arrangement with both fixed and variable amounts.

Direct Navigation Distribution

We believe we are among the leaders in the direct navigation market due to our proprietary ownership of online user traffic, which totaled more than 31 million unique visitors in the month of December 2006. Unique visitor statistics are based on internal traffic logs, which calculate unique IP (Internet protocol) addresses on an unduplicated basis during a given month. This user traffic is generated from a portfolio of Web sites that are generally reflective of commercially-relevant search terms in many of the Internet’s most popular and dynamic vertical commerce categories and also include geographically-targeted elements. The total number of Web sites we own is more than 200,000. These vertical commerce categories include: Auto, Business Services & Finance, Directory & Reference, Education & Careers, Electronics & Technology, Entertainment & Food, Personals, Professional Services, Real Estate & Home, Shopping, Travel, and Zip Codes. The online user traffic is primarily monetized with pay-per-click listings and graphical ad units that are relevant to the Web sites. As such, the Web sites connect online users searching for specific information with relevant advertisements.

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

The following represents a sampling of our Web sites and their corresponding vertical commerce category:

Vertical Commerce Category	Web Site Examples
Auto	• Airbag.com • Autolender.com • Luxurycar.com • Motorscooter.com • Monstertrucks.com • Pickup.com
Business Services & Finance	• Angelfunding.com • Corporations.com • Debts.com • Homelenders.com • Loanconsolidation.com • Refinancing.com
Directory & Reference	• Areaconnect.com • Moviedirectory.com • Openlist.com • Phonenumbers.com • Searchlocal.com • Yellow.com
Education & Careers	• Bayareajobs.com • Collegeguide.com • GED.com • Instruct.com • Miamijobs.com • Trigonometry.com
Electronics & Technology	• 3G.com • Extranet.com • Camcorders.com • PBX.com • Textmessaging.com • Videocamera(s).com
Entertainment & Food	• Burrito.com • Cuisine.com • Frenchrestaurants.com • Invitation.com • Moviedownload.com • Salsa.com • Sushibar.com
Personals	• Friendsonline.com • Matchmaking.com • Matrimony.com • Singleparent.com • Weddingceremony.com • Weddingreceptions.com

Vertical Commerce Category	Web Site Examples
Professional Services	• Bostonmortgage.com • Eyesurgeons.com • Exterminator.com • Locksmiths.com • Podiatrist.com • Seattleinsurance.com
Real Estate & Home	• Coffeetable(s).com • Kitchensink.com • LawnFurniture.com • Ovens.com • Recliners.com • Remodeling.com
Shopping	• Briefcases.com • Childrensclothes.com • Gymbag.com • Luxurybags.com • Moneyclip.com • Necklaces.com
Travel	• Aspenresort.com • Bayareahotels.com • Beijing.com • Destination.com • Lasvegasvacations.com • Tourguide.com
Zip Codes	• Myzip.com • 90210.com • 20016.com • 94123.com • 60614.com • 10013.com

Sales, Marketing & Business Development

As of December 31, 2006, we had 51 full-time employee equivalents in our sales department, 10 full-time employee equivalents in our business development department and 9 full-time employee equivalents in our marketing department. Our sales department focuses on adding new merchant advertisers to our operating businesses, while our business development department focuses on servicing existing distribution partnerships and selectively adding new distribution partners. Our marketing department focuses on promoting our services through affiliate relationships, press coverage, and industry exposure. Advertising and promotion of our services is broken into five main categories: direct sales, agency sales, super aggregator sales, online promotion, and referral agreements.

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

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering advertisements to our partners. We also combine third party licenses and hardware to create an operating environment that focuses on quality products and services, with such features as automated online customer purchasing, real-time customer support and interactive reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Oracle, Intel, Microsoft, Sun Microsystems and Veritas. We also utilize public domain software such as Apache, Linux, MySQL, Sun Microsystems Java and Tomcat.

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

We pursue a strategy that we believe allows us to work with most, if not all, of the relevant companies in our industry, even those companies that may be perceived as our competitors. We intend to continue with a strategy that allows us to consider and pursue business arrangements with most, if not all, of the relevant companies in our industry.

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

We are also affected by the competition among destination Web sites that reach users or customers of search services. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as Google, Yahoo!, Microsoft and AOL, dominate online user traffic. The online search industry continues to experience consolidation of major Web sites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination Web sites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

Direct Navigation

The direct navigation market is primarily categorized into two parts: (1) Web site owners, which are the entities that own the Internet domain and potentially monetize it through performance-based integrations with third parties, including pay-per-click integrations; and (2) Web site monetization providers, which are companies that provide the monetization engine for Web site owners, including pay-per-click providers. We believe that the segment of the direct navigation market that directly owns and monetizes Internet domains with performance-based advertising is highly fragmented, and that, as a result of the Name Development, Pike Street, and AreaConnect asset acquisitions, we are among the leaders in this segment.

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

Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. We currently do not have any registered patents. We have filed three patent applications with the U.S. Patent and Trademark Office for various aspects of our technologies and services, with the following titles, numbers and descriptions:

•

US Provisional Patent Application Serial Number 60/504,963, of Horowitz et al., entitled “Performance-Based Online Advertising System and Method,” was filed on September 23, 2003, with subsequent non-provisional US Patent Application Number 10/947,384 filed on September 23, 2004, and which is currently pending. This patent application describes a system, method, and computer program product for implementing a performance-based online service for advertisers that provide the ability for advertisers to purchase various advertising products.

•

US Provisional Patent Application Serial Number 60/523,688, of Horowitz et al., entitled “Online Advertising System and Method,” was filed on November 21, 2003, with subsequent non-provisional US Patent Application Number 10/992,366 filed on November 19, 2004, and which is currently pending. This patent application describes an online advertising system, method, and computer program product configured to present an advertiser with keyword-driven pricing for advertisements.

•

US Nonprovisional Patent Application Serial Number 11/498,217, of Korman et al., entitled “Method and System for Populating Resources Using Web Feeds,” was filed August 1, 2006, and is pending. This patent application describes a method and system for identifying web feeds and the content of web feeds for inclusion in resources.

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

We have registered trademarks in the United States covering certain goods and services for “Marchex,” the “Marchex Logo,” “Direct Search Inclusion,” “goClick.com,” “Sitewise,” “Enhance Interactive,” and “TrafficLeader.” We have also applied for registration of “OpenList” in the United States. In addition, we have registered trademarks for “Marchex” in Australia, Canada, China, the European Union, Hong Kong, India, Japan, Republic of Korea, Russian Federation and Taiwan. We have also applied for registration of “Marchex” in a number of other foreign jurisdictions. We do not know whether we will be able to successfully defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Regulation

The manner in which existing laws and regulations should be applied to the Internet in general, and how they relate to our businesses in particular, is unclear. A host of federal and state laws covering user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, quality of products and services, computer trespass, spyware, adware, child protection and intellectual property ownership and infringement are potentially applicable to our business practices and the content offered by our Web link distribution partners.

In addition, we expect new laws and regulations directly applicable to our business practices to be adopted in the near future. Any such new legislation could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in Internet usage generally.

Several federal and state laws that could have an impact on our business practices and compliance costs have already been adopted:

•

the Digital Millennium Copyright Act (DMCA) provides protection from copyright liability for online service providers that list or link to third party Web sites. We currently qualify for the safe harbor under the DMCA, however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

•

the Children’s Online Privacy Protection Act (COPPA) restricts the distribution of certain materials deemed harmful to children and impose limitations on the Web sites’ ability to collect personal information from minors. COPPA allows the Federal Trade Commission (FTC) to impose fines and penalties upon Web site operators whose sites do not fully comply with the law’s requirements. Another child protection law, the Child Online Protection Act (COPA), was intended to restrict the distribution of certain materials deemed harmful to children. This law was struck down as unconstitutional, but a similar federal or state law might be reintroduced in the future.

•	the Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•

the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act of 2003 establishes requirements for those who send commercial e-mail, spells out penalties for entities that transmit noncompliant commercial e-mail and/or whose products are advertised in noncompliant commercial e-mail and gives consumers the right to opt-out of receiving commercial e-mails. The FTC is authorized to enforce the CAN-SPAM Act. This law also gives the Department of Justice the authority to enforce its criminal sanctions. Other federal and state agencies can enforce the law against organizations under their jurisdiction, and companies that provide Internet access may sue violators as well.

•	the Electronic Communications Privacy Act prevents private entities from disclosing Internet subscriber records and the contents of electronic communications, subject to certain exceptions.

•

the Computer Fraud and Abuse Act and other federal and state laws protect computer users from unauthorized computer access/hacking, and other actions by third parties which may be viewed as a violation of privacy.

Michigan and Utah child protection laws, designed to protect children under the age of 18 from receiving adult content via e-mail and other electronic forms of communication (e.g., cell phones and instant messaging). Both Michigan and Utah have developed lists of minors’ e-mail addresses based on parents’ and guardians’ submissions. Once an address has been on a list for 30 days, Web publishers are prohibited from sending the address anything containing, or even linking to, advertising for a product or service that a minor is legally prohibited from purchasing or using, even if the owner of that address previously requested to receive the information. In addition, senders need to match their own mailing lists against the state registries on at least a monthly basis, for which they must pay both Michigan and Utah a per-address fee.

In addition, there are a large number of federal and state legislative proposals related to our business. It is not possible to predict whether, or when, such legislation might be adopted, and certain proposals, if adopted, could result in a decrease in user registrations and revenue.

We comply with existing law and intend to fully comply with all future laws and regulations that may govern our industry. We have dedicated internal resources and hired outside professionals who regularly establish, review and maintain policies and procedures to reduce the risk of noncompliance. Nevertheless, these laws may impose significant additional costs on our business or subject us to additional liability, if we failed to fully comply, even if such failure was unintentional.

The acquisition of Internet domain names generally is governed by Internet regulatory bodies, predominantly the Internet Corporation for Assigned Names and Numbers (ICANN). The regulation of Internet domain names in the United States and in foreign countries is subject to change. ICANN and other regulatory bodies could establish additional requirements for previously owned Internet domain names or modify the requirements for Internet domain names.

We post a privacy policy which describes our practices concerning the use and disclosure of any user data collected or submitted via our Web sites. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in governmental or regulatory investigations that could potentially harm our businesses, operational results and overall financial condition.

Employees

As of December 31, 2006, we employed a total of 283 full-time employee equivalents. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Web Site

Our web site, www.marchex.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission. To view these filings, please go to our website and click on “Investors” and then click on “SEC Filings”.

ITEM 1A.	RISK FACTORS

An investment in our Class B common stock or preferred stock involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC.

Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, our results of operations, and the value of our stock.

Risks Relating to Our Company

Our limited operating history makes evaluation of our business difficult.

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003, TrafficLeader in October 2003 and goClick in July 2004. In February and April 2005, we completed the acquisitions of certain assets of Name Development and Pike Street Industries, respectively. In July 2005 we completed the acquisition of IndustryBrains. In May 2006 we completed the acquisition of certain assets of AreaConnect, LLC and Open List, Inc.

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

We had an accumulated deficit of $6.1 million as of December 31, 2006. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, and acquiring additional businesses. In addition, commencing January 1, 2006, we began expensing the fair value of stock options granted in connection with our adoption of the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business. Yahoo! is also a significant customer.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our merchant listings. Yahoo! Search Marketing is our largest distribution partner and delivers traffic to our merchant listings which collectively represents approximately 7% of our total revenue for the year ended December 31, 2006. Separately, Yahoo! Search Marketing was responsible for 29% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

Our existing agreement with Yahoo! terminates, if not renewed, in the latter part of 2007. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short- or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower traffic or less favorable variable payment terms from any one of these distribution relationships could have an adverse effect on our revenue, and the loss of Yahoo! or any other large distribution partner could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising on the Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the online advertising outlets with the most user traffic. According to the comScore Media Metrix qSearch report for December 2006, Yahoo! Search accounted for 29% of the online searches in the United States and Google accounted for 47%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of merchant advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of the traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

Our potential liability for unlawful activities of our merchant advertisers and other users of our services or unpermitted uses of our merchant listings by distribution partners could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources, to discontinue certain service offerings or to terminate certain distribution partner relationships. For example, as a result of the actions of merchant advertisers in our network, we may be subject to private or governmental actions relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against liabilities or losses resulting from the content of our merchant listings. Although our merchant advertisers indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liabilities or losses incurred by us as a result of the activities of our merchant advertisers.

We have a large number of distribution partners who display our merchant listings on their networks. Our merchant listings are predominantly delivered to our distribution partners in an automated fashion through an XML data feed or data dump. Our distribution partners are contractually required to use the merchant listings that we provide in accordance with applicable laws and regulations and in conformity with the publication restrictions included in our agreements, which are intended to promote the quality and validity of the traffic provided to our merchant advertisers. Nonetheless, we do not operationally control or manage these distribution partners and any breach of these agreements on the part of any distribution partner or its affiliates could result in liability for our business. These agreements include indemnification obligations on the part of our distribution partners, but there is no assurance that we would be able to collect against offending distribution partners or their affiliates in the event of a claim under these indemnification provisions.

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

We are dependent upon the quality of traffic in our network to provide value to our merchant advertisers and the merchant advertisers of our partners, and any failure in our quality control could have a material adverse effect on the value of our services to our merchant advertisers and adversely affect our revenues.

We utilize certain monitoring processes with respect to the quality of the traffic that we deliver to our merchant advertisers. Among the factors we seek to monitor are sources and causes of low quality clicks such as non-human processes, including robots, spiders or other software, the mechanical automation of clicking, and other types of invalid clicks, click fraud, or click spam, the purpose of which is something other than to view the underlying content. Additionally, we also seek to identify other indicators which may suggest that a user may not be targeted by or desirable to our merchant advertisers. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic or traffic that is deemed to be less valuable by our merchant advertisers will be delivered to such merchant advertisers, which may be detrimental to those relationships. We have regularly refunded fees that our advertisers had paid to us which were attributed to low quality traffic. If we are unable to stop or reduce low quality traffic, these refunds may increase. Low-quality traffic may further prevent us from growing our base of merchant advertisers and cause us to lose relationships with existing merchant advertisers, or become the target of litigation, both of which would adversely affect our revenues.

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

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future, including:

•

In February 2005, we entered into agreements with Yahoo! Search Marketing (formerly, Overture), pursuant to which we paid $4.5 million in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based on 3.0% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016.

•

We are obligated to pay quarterly dividends to the holders of preferred stock at an annual rate of $11.875 per preferred share. There are currently approximately 6,933 shares of preferred stock outstanding following the conversions into shares of Class B common stock or cash repurchases that have occurred to date.

•

In November 2006, our board of directors authorized the repurchase of up to 3.0 million shares of our Class B common stock and the initiation of a quarterly cash dividend to the holders of common stock at an annual rate of $0.08 per common share.

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

We are heavily dependent upon the continued services of Russell C. Horowitz, our chairman and chief executive officer, and John Keister, our president and chief operating officer, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, each own shares of fully vested Class A common stock. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement.

Further, as of December 31, 2006, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 89% of the combined voting power of our outstanding capital stock excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

We may have difficulty retaining current personnel as well as attracting and retaining additional qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

Our performance is largely dependent upon the talents and efforts of highly skilled individuals. In order to fully implement our business plan, we will need to retain our current qualified personnel, as well as attract and retain additional qualified personnel. Thus, our success will in significant part depend upon our retention of current personnel as well as the efforts of personnel not yet identified and upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We are also dependent on managerial and technical personnel to the extent they may have knowledge or information about our businesses and technical systems that may not be known by our other personnel. There can be no assurance that we will be able to attract and retain necessary personnel. The failure to hire and retain such personnel could adversely affect the implementation of our business plan.

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

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our Class B common stock and preferred stock on the Nasdaq Global Market.

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

Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Class B common stock and preferred stock on the Nasdaq Global Market could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the new internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our current and future compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Accounting for employee stock options using the fair value method has significantly reduced and will likely continue to significantly reduce our net income.

We adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) on January 1, 2006. Thus, our consolidated financial statements for 2006 will reflect the fair value of stock options granted to employees as a compensation expense, which has had, and will in the future likely continue to have a significant adverse impact on our results of operations and net income per share.

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

Factors that could affect our ability to achieve these benefits include:

•

A significant amount of revenue attributed to our domain name assets comes through our agreement with Yahoo! and its subsidiaries. Under our agreement, Yahoo! has certain limited exclusive and preferential rights with respect to the commercialization of a majority of these domain names and Web sites through paid listings. Yahoo! controls the delivery of a portion of the paid listings to a majority of these domain names and Web sites. As a result, the monetization of these Web sites is presently largely dependent on the revenue from the paid listings allocated by Yahoo! and its subsidiaries to these Web sites. This allocation may depend on Yahoo!’s advertiser base, internal policies in effect from time to time, perceived quality of traffic, origin of traffic, history of performance and conversion, technical and network changes made by Yahoo!, among many factors and determinations which may or may not be controlled by us or known to us. In addition to the aforementioned factors, our existing agreement with Yahoo! terminates, if not renewed, in the latter part of 2007 and if it is terminated, we may not be able to replace it with another large-scale provider of paid listings under terms which allow us to increase or maintain the amount of revenue attributable to our domain name assets.

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

If the acquired assets are not integrated into our business as we anticipate, we may not be able to achieve these benefits or realize the value paid for our acquisitions of Internet domain names, which could materially harm our business, financial condition and results of operations.

We do not control the means by which users access our Web sites, and material changes to current navigation practices or technologies or marketing practices or significant increases in our marketing costs could result in a material adverse effect on our business.

The success of our direct navigation business depends in large part upon consumer access to our Web sites. Consumers access our Web sites primarily through the following methods: directly accessing our Web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our Web sites by clicking on bookmarked Web sites; and accessing our Web sites through search engines and directories.

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

We may experience unforeseen liabilities in connection with our acquisitions of Internet domain names or arising out of third party domain names included in our distribution network, which could negatively impact our financial results.

The Name Development, Pike Street and AreaConnect asset acquisitions involve the acquisition of a large number of previously-owned Internet domain names. Furthermore, we have separately acquired and intend to continue to acquire in the future additional previously-owned Internet domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired Internet domain names under the Uniform Domain Name Dispute Resolution Policy administered by ICANN or actions under the U.S. Anti-Cybersquatting Consumer Protection Act. Additionally, we display paid listings on third party domain names and third party Web sites that are part of our distribution network, which also could subject us to a wide variety of civil claims including intellectual property ownership and infringement.

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

The Name Development business includes the registrations of thousands of Internet domain names both in the United States and internationally. Name Development acquired previously-owned Internet domain names that had expired and had been offered for sale by Internet domain name registrars following the period of permitted reclamation by their prior owners. Furthermore, we have separately acquired and intend to continue to acquire in the future additional previously-owned Internet domain names, including in connection with the Pike Street and AreaConnect asset acquisitions.

The acquisition of Internet domain names generally is governed by regulatory bodies. The regulation of Internet domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously-owned Internet domain names or modify the requirements for holding Internet domain names. As a result, we might not acquire or maintain names that contribute to our financial results in the same manner as reflected in the historical financial results of Name Development, Pike Street and AreaConnect. Because certain Internet domain names are important assets, a failure to acquire or maintain such Internet domain names could adversely affect our financial results and our growth. Any impairment in the value of these important assets could cause our stock price to decline.

Risks Relating to Our Business and Our Industry

If we are unable to compete in the highly competitive performance-based advertising and search marketing industries, we may experience reduced demand for our products and services.

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in the following areas:

•	sales to merchant advertisers of pay-per-click services;

•	sales to merchant advertisers of feed management services;

•	aggregation or optimization of online advertising for distribution through search engines, product shopping engines, directories, Web sites or other outlets;

•	delivery of online advertising to end users or customers of merchants through destination Web sites or other distribution outlets;

•	local search sales training;

•	services and outsourcing of technologies that allow merchants to manage their advertising campaigns across multiple networks and track the success of these campaigns; and

•	third party domain monetization.

Although we currently pursue a strategy that allows us to potentially partner with all relevant companies in the industry, there are certain companies in the industry that may not wish to partner with us. Despite the fact that we currently work with several of our potential competitors, there are no guarantees that these companies will continue to work with us in the future.

We currently or potentially compete with a variety of companies, including Miva, Google, Microsoft and Yahoo! Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition.

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

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a very small portion of which is allocated to

Internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

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

We rely upon third party colocation providers to host our main servers. If these providers are unable to handle current or higher volumes of use, experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our current colocation providers. We also rely on third party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

We may not be able to protect our intellectual property rights, which could result in our competitors marketing competing products and services utilizing our intellectual property and could adversely affect our competitive position.

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have filed two provisional patent applications with the United States Patent and Trademark Office, and three non-provisional patent applications two of which are based on the two filed provisional applications in the United States. In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trade name and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

We depend on the growth of the Internet and Internet infrastructure for our future growth and any decrease in growth or anticipated growth in Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;

•	failure of the individual networking infrastructures of our merchant advertisers and distribution partners to alleviate potential overloading and delayed response times;

•	a decision by merchant advertisers and consumers to spend more of their marketing dollars on offline programs;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

In particular, concerns over the security of transactions conducted on the Internet and the privacy of users, including the risk of identity theft, may inhibit the growth of Internet usage, especially online commercial transactions. In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease in anticipated Internet growth and usage could have a material adverse effect on our business prospects.

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

Online search, e-commerce and related businesses face uncertainty related to future government regulation of the Internet through the application of new or existing federal, state and international laws. Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state level have enacted and may continue to enact various laws and regulations relating to the Internet. Individual states may also enact consumer protection laws that are more restrictive than the ones that already exist.

Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. For example, as a result of the actions of merchant advertisers in our network, we may be subject to existing laws and regulations relating to a wide variety of issues such as consumer privacy, gambling, sweepstakes, advertising, promotions, defamation, pricing, taxation, financial market regulation, quality of products and services, computer trespass, spyware, adware, child protection and intellectual property ownership and infringement. In addition, it is not clear whether existing laws that require licenses or permits for certain of our merchant advertisers’ lines of business apply to us, including those related to insurance and securities brokerage, law offices and pharmacies. Existing federal and state laws that may impact the growth and profitability of our business include, among others:

•

the Digital Millennium Copyright Act (DMCA) provides protection from copyright liability for online service providers that list or link to third party Web sites. We currently qualify for the safe harbor under the DMCA, however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

•

the Children’s Online Privacy Protection Act (COPPA) restricts the distribution of certain materials deemed harmful to children and impose limitations on the Web sites’ ability to collect personal information from minors. COPPA allows the Federal Trade Commission (FTC) to impose fines and penalties upon Web site operators whose sites do not fully comply with the law’s requirements. Another child protection law, the Child Online Protection Act (COPA), was intended to restrict the distribution of certain materials deemed harmful to children. This law was struck down as unconstitutional, but a similar federal or state law might be reintroduced in the future.

•	the Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•

the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN SPAM) Act of 2003 establishes requirements for those who send commercial e-mail, spells out penalties for entities that transmit noncompliant commercial e-mail and/or whose products are advertised in noncompliant commercial e-mail and gives consumers the right to opt-out of receiving commercial e-mails. The FTC is authorized to enforce the CAN-SPAM Act. This law also gives the Department of Justice the authority to enforce its criminal sanctions. Other federal and state agencies can enforce the law against organizations under their jurisdiction, and companies that provide Internet access may sue violators as well.

•	the Electronic Communications Privacy Act prevents private entities from disclosing Internet subscriber records and the contents of electronic communications, subject to certain exceptions.

•

the Computer Fraud and Abuse Act and other federal and state laws protect computer users from unauthorized computer access/hacking, and other actions by third parties which may be viewed as a violation of privacy. Michigan and Utah child protection laws, designed to protect children under the age of 18 from receiving adult content via e-mail and other electronic forms of communication (e.g., cell phones and IM). Both Michigan and Utah have developed lists of minors’ e-mail addresses based on parents’ and guardians’ submissions. Once an address has been on a list for 30 days, Web publishers are prohibited from sending the address anything containing, or even linking to, advertising for a product or service that a minor is legally prohibited from purchasing or using, even if the owner of that address previously requested to receive the information. In addition, senders need to match their own mailing lists against the state registries on at least a monthly basis, for which they must pay both Michigan and Utah a per-address fee.

Courts may apply each of these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. Among the types of legislation currently being considered at the federal and state levels are consumer laws regulating for the use of certain types of software applications or downloads and the use of “cookies.” These proposed laws are intended to target specific types of software applications often referred to as “spyware,” “invasiveware” or “adware,” although they may also cover certain applications currently used in the online advertising industry to serve and distribute advertisements. Thus, if passed, these laws would impose new obligations for companies that use such software applications or technologies.

Many Internet services are automated, and companies such as ours may be unknowing conduits for illegal or prohibited materials. It is possible that some courts may impose a strict liability standard or require such companies to monitor their customers’ conduct. Although we would not be responsible or involved in any way in such illegal conduct, it is possible that we would somehow be held responsible for the actions of our merchant advertisers or distribution partners.

We may also be subject to costs and liabilities with respect to privacy issues. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Further, it is anticipated that additional federal and state privacy-related legislation will be enacted. Such legislation could negatively affect our business.

In addition, foreign governments may pass laws which could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy and Data Protection Directives. Any costs incurred in addressing foreign laws could negatively affect the viability of our business.

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

Risks Relating to Ownership of our Common Stock and Preferred Stock

Our Class B common stock and preferred stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock and preferred stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $8.56 to $26.14 per share through December 31, 2006. Since our February 2005 follow-on offering, the closing sale price of our preferred stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $150.71 to $267.00 per share through December 31, 2006. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with acquisitions;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners or merchant advertisers;

•	changes in earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies;

•	changes in our industry and the overall economic environment;

•	volume of shares of Class B common stock available for public sale, including on conversion of Class A common stock and preferred stock or upon exercise of stock options;

•	Class B common stock repurchases under our previously announced share repurchase program;

•

sales of stock by us or by our stockholders, including sales by certain of our executive officers and directors pursuant to written pre-determined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934; and

•	short sales, hedging and other derivative transactions on shares of our Class B common stock and preferred stock.

In addition, the stock market in general, and the Nasdaq Global Market and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our Class B common stock and preferred stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not judgment is entered against us, could result in substantial costs and potentially economic loss, and a diversion of our management’s attention and resources, any of which could seriously harm our financial condition. Additionally, there can be no assurance that an active trading market of our Class B common stock and preferred stock will be sustained.

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

As of December 31, 2006, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 96% of the outstanding shares of our Class A common stock, which shares represented 88% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 89% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

We may not be able to continue to pay dividends on our preferred stock or common stock in the future which could impair the value of such stock.

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We have paid a quarterly dividend on our preferred stock since May of 2005. In addition, we recently instituted and paid a quarterly dividend on our common stock. However, there is no assurance that we will be able to pay dividends in the future. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters are located in Seattle, Washington and consist of approximately 44,000 square feet of leased office space expiring in December 2009. We also lease approximately 11,000 square feet of office space in Orem, Utah which expires in August 2008 and 6,000 square feet of office space in Eugene, Oregon which expires in October 2007. We also lease additional office space in Las Vegas, Nevada and New York, New York. These leases represent an aggregate of approximately 8,000 square feet of office space with lease terms expiring between February 2007 and November 2010. Our information technology systems are hosted and maintained in third party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of 2006 to a vote of security holders, through solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class B common stock has been traded on the Nasdaq Global Market (formerly, the Nasdaq National Market) under the symbol “MCHX” since March 31, 2004 when we completed our initial public offering at a price of $6.50 per share. Prior to that time, there was no public market for our Class B common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for Marchex’s Class B common stock as reported on the Nasdaq Global Market:

	High	Low
Year ended December 31, 2005
First Quarter	$24.71	$16.63
Second Quarter	$18.44	$13.82
Third Quarter	$18.04	$13.67
Fourth Quarter	$25.66	$14.23
Year ended December 31, 2006
First Quarter	$26.14	$20.43
Second Quarter	$22.82	$15.08
Third Quarter	$16.79	$12.69
Fourth Quarter	$17.13	$12.82

Holders

As of March 12, 2007, there were 41,907,784 shares of common stock outstanding that were held by 123 stockholders of record. Of these shares:

•	11,659,216 shares were issued as Class A common stock, and as of this date were held by 5 stockholders of record; and

•	30,248,568 shares were issued as Class B common stock, and as of this date were held by 118 stockholders of record.

Dividends

In February 2005, the Company issued 230,000 shares of 4.75% convertible exchangeable preferred stock with a liquidation preference of $250 per share.

We currently pay cash dividends on the preferred stock at the annual rate of 4.75% per share. Dividends on the preferred stock are cumulative, meaning that if they are not paid they continue to accrue and must be paid prior to the payment of any dividends on our common stock.

In November 2006, we initiated a quarterly cash dividend at $0.02 per share of Class A common stock and Class B common stock which was paid on February 15, 2007 to stockholders of record as of the close of business on February 2, 2007. The aggregate quarterly dividend paid was approximately $832,000. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.3 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such rate or at all.

Issuer Purchases of Equity Securities

During the fourth quarter of 2006, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (2)
Class B Common Shares:
October 1, 2006 - October 31, 2006	—		—		—
November 1, 2006 - November 30, 2006	—		—		—
December 1, 2006 - December 31, 2006	11,092	(1)	$0.01		—

Total Class B Common Shares	11,092		$0.01		—	3,000,000

Total Preferred Shares	132,379	(3)	$195	(plus commissions)

(1)

All shares were shares of restricted equity subject to vesting which were issued to employees in connection with certain of our acquisitions. We repurchased the shares above which were not already vested from certain of our employees upon their termination of employment.

(2)

On November 15, 2006, we announced that our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. No repurchases have been made under this program to date.

(3)	The preferred shares were repurchased in December 2006 pursuant to privately negotiated transactions.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marchex under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from March 31, 2004 (the date our Class B common stock commenced trading on the Nasdaq Global Market (formerly, the Nasdaq National Market)) through December 31, 2006 of cumulative total return for our Class B common stock, the NASDAQ Composite Index (the “NASDAQ Composite Index”) and the RDG Internet Composite Index (the “RDG Index”). Measurement points are March 31, 2004 and the last trading day of each of the Company’s fiscal years ended December 31, 2004, December 31, 2005 and December 31, 2006. The graph assumes that $100 was invested on March 31, 2004 in the Class B common stock of the Company, the NASDAQ Composite Index and the RDG Internet Composite Index and assumes reinvestment of any dividends. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 33 MONTH CUMULATIVE TOTAL RETURN

Among Marchex, Inc., the NASDAQ Composite Index and the RDG Internet Composite Index

	3/31/04	12/31/04	12/31/05	12/31/06
Marchex, Inc.	$100	$236.49	$253.27	$150.68
NASDAQ Composite Index	$100	$109.31	$112.39	$124.28
RDG Internet Composite Index	$100	$113.74	$111.68	$123.83

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated statement of operations data for the year ended December 31, 2002 and the period from January 1 to February 28, 2003 and the consolidated balance sheet data at December 31, 2002 and February 28, 2003, referred to as the predecessor periods, represent the historical results of eFamily.com, Inc and its wholly owned subsidiary, Enhance Interactive (formerly known as ah-ha.com) prior to the acquisition. On February 28, 2003, we acquired 100% of the outstanding stock of eFamily.com, Inc. and its wholly-owned subsidiary, Enhance Interactive. The acquisition was accounted for as a business combination. The consolidated statement of operations for the period from January 17 to December 31, 2003 and the consolidated balance sheet data at December 31, 2003, are our results from inception through the end of the year which includes the results of Enhance Interactive since the acquisition date. The consolidated financial data for these periods are derived from our audited consolidated financial statements that are not included in this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2004, 2005, and 2006, and the consolidated balance sheet data at December 31, 2005 and 2006, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.

The historical results are not necessarily indicative of the results to be expected in any future period.

Consolidated Statements of Operations Data:

	Predecessor Periods		Marchex (Successor Periods)
	Year ended December 31, 2002	January 1 to February 28, 2003	January 17 (inception) to December 31, 2003	Years ended December 31,
				2004	2005	2006
Revenue	$10,070,507	$3,071,055	$19,892,158	$43,804,272	$94,995,847	$127,759,475
Income (loss) from operations	$(238,150)	$556,601	$(3,327,723)	$(1,017,746)	$4,849,510	$551,860
Net income (loss)	$(89,783)	$332,519	$(2,169,352)	$(733,093)	$3,907,806	$(443,637)
Net income (loss) applicable to common stockholders	$(89,783)	$332,519	$(3,488,237)	$(1,153,523)	$1,502,026	$2,753,704
Basic net income (loss) per share applicable to common stockholders			$(0.26)	$(0.05)	$0.04	$0.07
Diluted net income (loss) per share applicable to common stockholders			$(0.26)	$(0.05)	$0.04	$(0.04)
Shares used to calculate basic net income (loss) per share applicable to common stockholders			13,259,747	22,087,503	34,564,790	38,261,884
Shares used to calculate diluted net income (loss) per share applicable to common stockholders			13,259,747	22,087,503	36,907,633	39,500,123

Consolidated Balance Sheet Data:

	Predecessor Period		Marchex (Successor Period)
	December 31, 2002	February 28, 2003	As of December 31,
			2003	2004	2005	2006
Cash and cash equivalents	$1,494,300	$1,820,763	$6,019,119	$24,933,066	$63,090,941	$46,105,827
Working capital	$(135,244)	$506,008	$(158,523)	$16,062,631	$70,269,596	$56,787,483
Total assets	$2,679,293	$3,109,241	$33,702,612	$71,593,736	$334,409,149	$333,387,836
Total liabilities	$2,309,028	$2,099,150	$10,427,878	$15,921,704	$13,795,557	$16,174,934
Series A redeemable convertible preferred stock	$—	$—	$21,440,402	$—	$—	$—
Total stockholders’ equity	$370,265	$1,010,091	$1,834,332	$55,672,032	$320,613,592	$317,212,902

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Please see page 1 on this Annual Report on Form 10-K “Forward-Looking Statements” and Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

We currently provide our merchant advertisers with the following technology-based services:

•

Local and Vertical Web Sites. We have more than 200,000 vertical and local Web sites. Our Web sites are designed to help online users find information for specific products or services, and also find relevant advertisers who sell such products or services. We refer to this service as direct navigation.

•

Contextual Targeting. We sell advertising placement on specialized vertical and branded Web sites, and on specific sections of a Web site advertising listings on a bid-for-click basis. We also refer to this service as site-specific contextual advertising. We believe this site-specific approach to contextual advertising provides publishers with an opportunity to monetize the value of their own brand and traffic, and gives advertisers greater transparency and relevancy.

•

Pay-Per-Click Targeting. We deliver pay-per-click advertising listings that are reflective of our merchant advertisers’ products and services to online users in response to their keyword search queries. These pay-per-click listings are generally ordered in the search results based on the amount our merchant advertisers choose to pay for a targeted placement. These targeted listings are displayed to consumers and businesses through our distribution network of leading search engines, product shopping engines, directories, certain third-party Web sites and our portfolio of owned Web sites. We also generate revenue from cost-per-action services, which occur when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to a merchant advertiser Web site and completes the specified action.

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

•	On October 24, 2003, we acquired TrafficLeader, which was incorporated in Oregon on January 24, 2000 under the name Sitewise Marketing, Inc.

•	On July 27, 2004, we acquired goClick, which was incorporated in Connecticut on October 25, 2000.

•	On February 14, 2005, we acquired certain assets of Name Development, which was incorporated in the British Virgin Islands in July 2000.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries, which was incorporated in Washington on March 6, 2002.

•	On July 27, 2005, we acquired IndustryBrains, which was incorporated in New York on January 31, 2002.

•	On May 1, 2006, we acquired certain assets of AreaConnect, which was formed in Delaware on June 5, 2002.

•	On May 26, 2006, we acquired certain assets of Open List, which was incorporated in Delaware on November 18, 2003.

We currently have offices in Seattle, Washington; Orem, Utah; Eugene, Oregon; Las Vegas, Nevada; and New York City, New York.

Acquisitions

We have completed the following acquisitions during 2004, 2005 and 2006 which have been accounted for as business combinations.

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

•	$155.6 million in cash and acquisition costs; plus

•	419,659 shares of Class B common stock.

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

Pike Street Industries

In April 2005, we acquired certain assets of Pike Street, an online yellow pages and lead generation provider for local merchants, for the following consideration:

•	$12.8 million in cash and acquisition costs; plus

•	242,748 shares of Class B common stock; plus

•	212,404 shares of restricted Class B common stock which will vest over a three year period in installments of 16.67% after each six month period during that term.

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

IndustryBrains

In July 2005, we acquired IndustryBrains, a company focused on monetizing Web sites through contextual advertising solutions, for the following consideration:

•	$16.1 million in net cash and acquisition costs; plus

•	788,046 shares of Class B common stock; plus

•	176,909 shares of restricted Class B common stock which will vest over a two and one half year period in installments of 33.34% after each ten month period during that term.

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

The shares of restricted Class B common stock were issued to the former equityholder of AreaConnect who became an employee of the Company and were valued at approximately $1.7 million, which is recorded as compensation expense over the associated employment period during which these shares vest.

We did not assume any other obligations with respect to AreaConnect as part of this asset acquisition.

Open List

In May 2006, we acquired certain assets of Open List, including additional sources of proprietary targeted-traffic and its content aggregation, search technology, and user-generated content platform, for the following consideration:

•	$6.3 million in cash and estimated acquisition costs; plus

•	286,254 shares of Class B common stock; plus

•	114,502 shares of restricted Class B common stock that vest over a two and one-half year period from the closing date in installments of 20% after each six month period during that term.

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $5.0 million.

The shares of restricted Class B common stock were issued to certain former equityholders of Open List who became employees of the Company and were valued at approximately $2.0 million, which is recorded as compensation expense over the associated employment period during which these shares vest.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2004, 2005 and 2006.

Revenue

We currently generate revenue through our suite of services, including our contextual targeting, pay-per-click targeting, feed management, bid management, natural search optimization and outsourced search marketing services platforms.

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

In providing pay-per-click advertising services, we generate revenue upon our delivery of qualified and reported click-throughs to our merchant advertisers or advertising service providers’ listings. These merchant advertisers and advertising service providers pay us a designated transaction fee for each click-through, which occurs when an online user clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, our portfolio of owned Web sites and other targeted Web-based content. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to a merchant advertiser Web site and completes the specified action.

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

Search Marketing Services

Merchant advertisers pay us additional fees for services such as bid management and natural search engine optimization. Merchant advertisers generally pay us on a click-through basis, although in certain cases we receive a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select merchant advertisers. We may also charge initial set-up, account, service or inclusion fees as part of our services.

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

Other inclusion fees are generally associated with monthly or annual subscription-based services where a merchant advertiser pays a fixed amount to be included in our index of listings or our distribution partners’ index of listings. Revenues from these subscription arrangements are recognized ratably over the service period.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization and impairment of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web sites, network equipment and internally developed software;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	salaries of related personnel; and

•	stock-based compensation of related personnel.

User Acquisition Costs

For the periods presented the largest component of our service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their online user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their Web sites and indexes. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue.

These variable payments are often subject to minimum payment amounts per click-through. Other economic structures that to a lesser degree exist include:

•	fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid click-throughs; and

•	a combination arrangement with both fixed and variable amounts that may be paid in advance.

We expense user acquisition costs based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments are generally expensed as the greater of: (1) pro-rata over the term the fixed payment covers; or (2) usage delivered to date divided by the guaranteed minimum amount of usage delivered. Agreements with variable payments based on a percentage of revenue, number of paid click-throughs or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations in accordance with SAB 107. Stock-based compensation expense recognized in the prior period has been reclassified to conform to the presentation in the current period.

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

Provision for Income Taxes

For income tax purposes, we utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Although realization is not assured, we believe it is more likely than not, based on its operating performance and projections of future taxable income, that our net deferred tax assets, excluding certain state net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to merchant advertiser usage rates and projected revenues and expenses. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets. From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

As of December 31, 2005 and 2006, we had federal net operating loss, or NOL, carryforwards of $1.7 million for both periods which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of December 31, 2005 and 2006, we had certain tax effected state net operating loss carryforwards of approximately $395,000 and $1.0 million, respectively. We do not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state net operating loss carryforwards as of December 31, 2005 and 2006.

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

Follow-on Public Offering

In February 2005, we closed a follow-on public offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. All of the net proceeds have been used to fund the Name

Development and Pike Street Industries asset acquisitions, and the IndustryBrains acquisition in 2005, the AreaConnect and Open List asset acquisitions in May 2006, and for working capital and other general corporate purposes.

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

During 2005 and 2006, the Company’s board of directors declared the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
April 2005	$3.00	May 4, 2005	$690	May 16, 2005
July 2005	2.97	August 4, 2005	683	August 15, 2005
October 2005	2.97	November 4, 2005	683	November 15, 2005
January 2006	2.97	February 4, 2006	662	February 15, 2006
April 2006	2.97	May 4, 2006	422	May 15, 2006
July 2006	2.97	August 4, 2006	422	August 15, 2006
October 2006	2.97	November 4, 2006	422	November 15, 2006

In January 2007, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on February 15, 2007 to the holders of record as of the close of business on February 2, 2007. This quarterly dividend totaled approximately $21,000.

The preferred stock is convertible at the option of the holder at any time into shares of Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. During 2005, 4,515 shares of preferred stock were converted at the option of the holders into 46,071 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In January 2006, 2,500 shares of preferred stock were converted at the option of the holders into 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted 80,848 shares of the Company’s preferred stock into 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. The $970,000 was reflected as preferred stock dividends and conversion payment in the Company’s financial statements. In December 2006, the Company repurchased an aggregate of 132,379 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions), representing a total cash expenditure of approximately $26.0 million. In 2007, the Company repurchased an additional 2,825 shares of preferred stock for a total cash expenditure of $555,000. Through March 16, 2007, approximately 6,933 shares of preferred stock remain outstanding following the conversions and cash repurchases.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of December 31, 2006. The Debentures, if issued, will mature 25 years after the exchange date.

Comparison of the periods of the year ended December 31, 2005 (2005) to the year ended December 31, 2006 (2006) and comparison of the periods of the year ended December 31, 2004 (2004) to the year ended December 31, 2005 (2005).

Revenue. The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2004	2005	2006
Proprietary Traffic Sources	$—	$27,063,459	$47,735,446
Partner and Other Revenue Sources	43,804,272	67,932,387	80,024,029

Total Revenue	$43,804,272	$94,995,846	$127,759,475

Our proprietary traffic revenues are generated from our portfolio of owned Web sites which are monetized with pay-per-click and cost-per-action listings and graphical ad units that are relevant to the Web sites. When an online user navigates to one of our owned and operated Web sites and clicks on a particular listing or completes the specified action, we receive a fee.

Our partner network revenues are primarily generated using third-party distribution networks to deliver the merchant advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, and other targeted Web-based content. We generate revenue upon delivery of qualified and reported click-throughs to our merchant advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their online user traffic. Other revenues include our bid management services, natural search optimization services and outsourced search marketing platforms.

Revenue increased 35%, from $95.0 million in 2005 to $127.8 million in 2006. This increase was attributable to a $28.1 million increase in performance-based advertising services. Of this increase, a substantial majority related to an increase in the average revenue per merchant advertiser, while the remaining related to an increase in the number of merchant advertisers. Of the total revenue increase, $20.7 million is derived from our proprietary traffic revenues which are attributable to our portfolio of more than 200,000 Web sites. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions in 2005 and the AreaConnect and Open List asset acquisitions in 2006, including their respective portfolios of Web sites.

We believe the increase in revenue is primarily a result of the growth of our existing distribution partners and proprietary traffic sources, the increased number of searches and resulting click-throughs performed by users of our services, and new merchant advertisers and advertising services provider relationships. We also believe the foregoing factors, combined with our sales efforts have contributed to an increase in the average revenue per merchant advertiser. The increase in revenue in 2006 is also attributable to the acquisition of IndustryBrains in July 2005 which added more than 100 unique distribution partners and more than 1,000 unique merchant advertisers and the May 2006 AreaConnect asset acquisition.

Revenue increased 117%, from $43.8 million in 2004 to $95.0 million in 2005. This increase was attributable to a $47.9 million increase in performance-based advertising services. Of this increase, more than 70% related to an increase in the average revenue per merchant advertiser, while the remaining related to an increase in the number of merchant advertisers. Approximately $21.7 million of the increase in the average revenue per merchant advertiser was due to an advertising services provider relationship initiated in 2005. Of the total revenue increase, $27.1 million is derived from our proprietary traffic revenues which are attributable to our portfolio of more than 200,000 Web sites which includes the Name Development and Pike Street asset acquisitions and their respective portfolios of more than 100,000 Internet Web sites. Of the total increase in revenue, $4.9 million was indirectly attributable to the acquisition of IndustryBrains in July 2005 and its merchant advertisers.

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

Expenses

Expenses were as follows:

	Years ended December 31,
	2004	% of revenue	2005	% of revenue	2006	% of revenue
Service costs	27,460,738	63%	48,901,826	51%	60,433,611	47%
Sales and marketing	4,569,777	10%	11,127,037	12%	23,050,654	18%
Product development	2,351,313	5%	4,494,558	5%	10,094,967	8%
General and administrative	4,775,647	11%	7,194,905	8%	13,533,215	11%
Amortization of acquired intangible assets	4,965,503	11%	18,429,008	19%	20,465,128	16%
Acquisition-related retention consideration	499,080	1%	—	0%	—	0%
Facility relocation	199,960	0%	—	0%	—	0%

Effective January 1, 2006, we adopted SFAS 123R and record stock-based compensation expense under the fair value method. Prior to January 1, 2006, we accounted for stock-based compensation under APB 25 and used the intrinsic value method. In 2006, we recorded $12.8 million of stock-based compensation expense as compared to $2.0 million in 2005 and $891,000 in 2004. This stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations in accordance with SAB 107. Stock-based compensation recognized in the prior periods has been reclassified to conform to the presentation in the current period.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Years ended December 31,
	2004	2005	2006
Service costs	$10,800	$4,500	$1,177,773
Sales and marketing	155,734	1,108,180	2,996,945
Product development	59,883	28,795	3,278,513
General and administrative	664,103	830,332	5,338,287

Total stock-based compensation	$890,520	$1,971,807	$12,791,518

See Note 6 (d)—“Stock Option Plan” of the consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 24% from $48.9 million in 2005 to $60.4 million in 2006. The increase was attributable to an increase in payments to distribution partners of $5.9 million which in part was attributable to the acquisition of IndustryBrains in July 2005, an increase in personnel costs of $2.6 million of which $1.2 million was related to stock-based compensation expense, an increase in payment processing fees of $221,000, an increase in facility and other costs of $1.2 million, and an increase in registration fees and Internet domain amortization of $1.7 million. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006.

This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs increased 78% from $27.5 million in 2004 to $48.9 million in 2005. The increase was mainly attributable to an increase in payments to distribution partners of $14.9 million, an increase in personnel costs of $807,000, an increase in payment processing fees of $420,000, an increase in facility and other costs of $458,000, an increase in licenses and royalties of $2.3 million in connection with the 2005 Name Development asset acquisition in which we entered into a new licensing partner agreement (see Note 4 (a)—“Commitments”), and an increase in registration fees and Internet domain amortization of $2.5 million.

Service costs represented 47% of revenue in 2006 compared to 51% in 2005 and 63% of revenue in the 2004. The 2006 decrease as percentage of revenue in service costs as compared to 2005 was primarily a result of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments. The 2005 decrease as a percentage of revenue in service costs as compared to 2004 was also primarily a result of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006 and costs associated with the expansion of our operations.

Sales and Marketing. Sales and marketing expenses increased 107%, from $11.1 million in 2005 to $23.1 million in 2006. As a percentage of revenue, sales and marketing expenses were 12% and 18% for 2005 and 2006, respectively. The increase in dollars was related primarily to an increase in personnel costs of $2.3 million of which $1.9 million was related to stock-based compensation and the remaining amount was primarily related to an increase in the number of employees and an increase in online and outside marketing activities of $9.5 million. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006. The remaining increase is related to increases in other operating costs arising from operations in multiple jurisdictions. We expect that sales and marketing expenses will increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R and in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Sales and marketing expenses increased 143%, from $4.6 million in 2004 to $11.1 million in 2005. As a percentage of revenue, sales and marketing expenses were 10% and 12% for the 2004 and 2005, respectively. The increase in dollars was related primarily to an increase in personnel costs of $2.4 million of which $952,000 was related to stock-based compensation and the remaining amount was primarily due to an increase in the number of employees and an increase in online and outside marketing activities of $3.9 million. The remaining increase is related to increases in other operating costs arising from operations in multiple jurisdictions.

Product Development. Product development expenses increased 125%, from $4.5 million in 2005 to $10.1 million in 2006. As a percentage of revenue, product development expenses were 5% and 8% for 2005 and 2006, respectively. The increase in dollars was primarily due to an increase in personnel costs of $5.1 million of which $3.2 million was related to stock-based compensation expense and the remaining amount was primarily related to an increase in the number of employees, and travel, depreciation expense, and other operating costs of $483,000. The increase in stock-based compensation expense was due to our adoption of SFAS 123R in 2006. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense due to our adoption of SFAS 123R.

Product development expenses increased 91%, from $2.4 million in 2004 to $4.5 million in 2005. As a percentage of revenue, product development expenses were 5% for both 2004 and 2005, respectively. The increase in dollars was primarily due to an increase in personnel costs of $1.7 million, primarily related to an increase in the number of employees, and travel, depreciation expense, and other operating costs of $440,000.

General and Administrative. General and administrative expenses increased 88%, from $7.2 million in 2005 to $13.5 million in 2006. The increase in dollars was primarily due to an increase in personnel costs of $5.3 million of which $4.5 million was related to stock-based compensation, an increase in professional services of $203,000, an increase in facilities related costs of $133,000, and by a net increase in travel, bad debt, and other costs of $719,000. As a percentage of revenue, general and administrative expenses were 8% and 11% for 2005 and 2006, respectively. As a percentage of revenue, the increase in general and administrative expenses in 2006 as compared to 2005 was primarily a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006 and to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses increased 51%, from $4.8 million in 2004 to $7.2 million in 2005. The increase in dollars was primarily due to an increase in personnel costs and stock-based compensation of $1.5 million, an increase in professional services of $409,000, an increase in facilities related costs of $344,000, and by a net increase in travel, bad debt, and other costs of $164,000. As a percentage of revenue, general and administrative expenses were 11% for 2004 and 8% in 2005. As a percentage of revenue, the decrease in general and administrative expenses in 2005 as compared to 2004 was primarily a result of general and administrative expenses being compared to a larger revenue base.

Amortization of Intangible Assets From Acquisitions. Intangible amortization expense increased 11%, from $18.4 million in 2005 to $20.5 million in 2006. The increase was associated with the Name Development and Pike Street asset acquisitions and the IndustryBrains acquisition during 2005 and the AreaConnect and Open List asset acquisitions in May 2006. During the 2006 period, the components of amortization of intangibles were service costs of $13.9 million, sales and marketing of $2.6 million and general and administrative of $3.9 million.

Intangible amortization expense increased 271%, from $5.0 million in 2004 to $18.4 million in 2005. The increase was associated with the July 2004 acquisition of goClick, the February 2005 Name Development asset acquisition, the April 2005 Pike Street asset acquisition and the July 2005 acquisition of IndustryBrains. During the 2005 period, the components of amortization of intangibles were service costs of $13.8 million, sales and marketing of $1.3 million and general and administrative of $3.4 million.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $77.6 million and $82.2 million at December 31, 2005 and 2006, respectively, and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Acquisition-Related Retention Consideration. Acquisition-related retention consideration was $499,000 in 2004 and $0 in 2005 and 2006. The acquisition–related retention consideration was calculated as part of the contingent, earnings-based payment obligation to certain employees of Enhance Interactive and was equal to 5.56% of Enhance Interactive’s earnings before taxes in excess of $3.5 million for 2004 of which $499,000 was recorded as acquisition-related retention consideration including employer payroll-related taxes. We had accounted for the payment amount as compensation. Subsequent to December 31, 2004, no additional obligations exist related to the acquisition-related retention consideration.

Facility Relocation. In March 2004, we entered into a sublease agreement for new and larger office facilities in Seattle, Washington, and we relocated from our original office facilities also located in Seattle, Washington. In March 2004, we accrued lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities. The remaining lease obligations for the original facilities extended through June 30, 2006. As of December 31, 2006, there is no remaining lease obligation for the original office facilities.

The remaining lease accrual was based on estimates of vacancy period and sublease income. The remaining lease accrual at December 31, 2005 and 2006 was $32,000 and $0.

Gain (loss) on sales and disposals of intangible assets, net. The gain (loss) on sales and disposals of intangible assets, net was $370,000 in 2006 and was attributable to the sales and disposals of Internet domain name intangible assets. During 2005, we had minimal sales and disposals of Internet domain name intangible assets and there was no comparable gain (loss) in 2004.

Other Income. Other income increased 59%, from $2.0 million in 2005 to $3.1 million in 2006. The increase was primarily attributable to an increase in interest income of $1.2 million which was primarily a result of an increase in rates realized on invested funds.

Other income increased 521%, from $319,000 in the 2004 to $2.0 million in 2005. The increase was primarily attributable to an increase in interest income of $1.7 million which was primarily a result of the impact of our follow-on public offering in February 2005 on the average cash balances in the 2005 as well as an increase in rates realized on invested funds.

Income Taxes. The income tax expense in 2005 was $2.9 million compared to $4.3 million in 2006. In 2005, the effective tax rate of 43% differed from the expected effective tax rate of 35% primarily due to state income taxes and non-deductible stock compensation amounts recorded under the intrinsic-value based accounting prescribed by APB 25 in which stock-based compensation was recorded only if, on the date of grant, the current market price of our Class B common stock exceeded the exercise price. In 2006, the effective tax rate of 116% differed from the expected tax rate of 35% due to non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R, state income taxes, and other amounts.

The income tax expense in 2004 was $34,000 compared to $2.9 million in 2005. The increase in income taxes was primarily the result of pretax income of $6.8 million in 2005 compared to a pretax loss of $700,000 in 2004. In 2004, the effective tax benefit of 5% differed from the expected effective rate of 34% primarily due to state income taxes and non-deductible stock compensation amounts.

During 2004, 2005 and 2006, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $444,000, $3.2 million and $2.6 million, respectively, which were recorded as credits to additional paid in capital.

Cumulative effect of Change in Accounting Principle. In 2006, a one-time gain of $151,000, net of tax, was recognized as an cumulative effect of a change in accounting principle based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, forfeitures had been recorded as incurred.

Convertible Preferred Stock Dividends, Conversion Payment, and Discount on Preferred Stock Redemption, net. In 2006, there was $1.6 million of convertible preferred stock dividends and a one time payment of approximately $970,000 associated with the voluntary conversion of 80,848 shares of our preferred stock into 824,980 shares of our Class B common stock in March 2006 net of a $5.8 million discount on preferred stock redemption in connection with our repurchase of an aggregate of 132,379 shares of preferred stock outstanding at a price of $195.00 per share (plus commission).

The convertible preferred stock dividends decreased 34%, from $2.4 million in 2005 to $1.6 million in 2006. The decrease was primarily attributable to the reduction of outstanding preferred stock from the voluntary conversion of 80,848 shares in March 2006 and the preferred stock repurchase of 132,379 shares in December 2006. The convertible preferred stock dividends in 2005 and 2006 are based upon the convertible preferred shares with a dividend rate of 4.75% issued in February 2005 net of conversions during the period.

Accretion to Redemption Value of Redeemable Convertible Preferred Stock. The accretion to redemption value of preferred stock was $420,000 in 2004 and $0 in 2005 and 2006. The accretion to the redemption value recorded during the 2004 is based upon 6,724,063 shares of Series A redeemable convertible preferred stock outstanding as of April 5, 2004 with a dividend rate of 8% per annum. All 6,724,063 shares of Series A redeemable convertible preferred stock automatically converted into 6,724,063 shares of Class B common stock upon the closing of the initial public offering on April 5, 2004.

Net Income (Loss) Applicable to Common Stockholders. The net income applicable to common stockholders increased from $1.5 million in 2005 to $2.8 million in 2006. The increase was primarily attributable to the $5.8 million discount of preferred stock redemption. The net income applicable to common stockholders would be a net loss of $3.0 million excluding the effect of the discount of preferred stock redemption. Comparing net income (loss) in 2005 to 2006 excluding the effect of the discount of preferred stock redemption, net income decreased

$4.5 million. The decrease was primarily attributable to an increase in stock-based compensation expense of $10.8 million due to our adoption of SFAS 123R in 2006, an increase in income tax expense of $1.4 million, and an increase of amortization of intangible assets from acquisitions of $2.0 million due primarily to the May 2006 AreaConnect and Open List asset acquisitions, offset by revenue increasing at a faster rate than service costs, sales and marketing, product development and general administration expenses excluding stock-based compensation expense, a one-time gain of $151,000 as a cumulative effect of a change in accounting principle, an increase in interest income of $1.2 million, and gain (loss) on sales and disposals of intangible assets, net of $369,000.

Net income (loss) applicable to common stockholders increased from a net loss of $1.2 million in 2004 to a net income of $1.5 million in 2005. The increase was primarily attributable to revenue increasing at a faster rate than service costs, sales and marketing, product development and general and administration expenses offset by convertible preferred dividends of $2.4 million. There was also a decrease in acquisition-related retention consideration of $499,000 and facility relocation of $200,000.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters ended December 31, 2006, as well as such data expressed as a percentage of our revenues for the periods presented. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

	Quarter ended
	Mar 31, 2005	June 30, 2005	Sept 30, 2005	Dec 31, 2005	Mar 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006
Consolidated Statement of Operations:
Revenue	$18,395,983	$21,168,022	$25,627,677	$29,804,165	$31,112,325	$31,714,720	$32,326,116	$32,606,314

Expenses:
Service costs (1), (2)	10,670,707	10,871,462	13,280,344	14,079,313	14,851,949	15,020,319	15,184,125	15,377,218
Sales and marketing (1), (2)	1,354,493	1,829,819	3,197,809	4,744,916	5,866,684	5,407,200	5,962,465	5,814,305
Product development (1), (2)	785,214	1,428,530	1,038,257	1,242,557	2,227,024	2,553,395	2,689,912	2,624,636
General and administrative (1), (2)	1,556,600	1,413,987	1,870,984	2,353,334	3,409,508	3,846,212	3,109,209	3,168,286
Amortization of intangible assets from acquisitions (3)	3,083,157	4,949,651	5,191,699	5,204,501	4,870,673	5,164,191	5,309,102	5,121,162

Total operating expenses	17,450,171	20,493,449	24,579,093	27,624,621	31,225,838	31,991,317	32,254,813	32,105,607

Gain on sales of intangible assets, net	—	—	—	997	179,208	174,071	(68,513)	85,194

Income (loss) from operations	945,812	674,573	1,048,584	2,180,541	65,695	(102,526)	2,790	585,901

Other income (expense):
Interest income	268,383	587,973	533,976	591,890	738,356	754,054	831,005	837,604
Interest expense	(1,860)	(1,600)	(1,933)	(2,070)	(2,211)	(2,228)	(1,841)	(2,012)
Other	4,000	—	—	—	(1,863)	—	(7,901)	400

Total other income	270,523	586,373	532,043	589,820	734,282	751,826	821,263	835,992

Income before provision for income taxes	1,216,335	1,260,946	1,580,627	2,770,361	799,977	649,300	824,053	1,421,893
Income tax expense	478,933	470,656	871,277	1,099,597	653,648	838,804	812,795	1,984,954

Income (loss) before cumulative effect of change in accounting principle	737,402	790,290	709,350	1,670,764	146,329	(189,504)	11,258	(563,061)

Cumulative effect of change in accounting principle, net	—	—	—	—	151,341	—	—	—

Net income (loss)	737,402	790,290	709,350	1,670,764	297,670	(189,504)	11,258	(563,061)
Convertible preferred stock dividends, conversion payment and discount on preferred stock redemption, net (4)	348,993	682,813	682,813	691,161	1,493,935	422,147	422,147	(5,535,570)

Net income (loss) applicable to common stockholders	$388,409	$107,477	$26,537	$979,603	$(1,196,265)	$(611,651)	$(410,889)	$4,972,509

(1) Excludes acquisition-related consideration and amortization of intangible assets from acquisitions.

(2) Includes stock-based compensation as follows:
Service costs	$1,800	$132,834	$(131,034)	$900	$236,211	$255,742	$268,654	$417,166
Sales and marketing	29,507	285,924	437,983	354,766	1,047,271	943,978	845,594	160,102
Product development	10,665	137,985	(125,895)	6,040	735,187	827,187	884,156	831,983
General and administrative	104,566	(59,574)	376,904	408,436	1,502,074	1,401,001	1,210,301	1,224,911

Total	$146,538	$497,169	$557,958	$770,142	$3,520,743	$3,427,908	$3,208,705	$2,634,162

        Stock-based compensation recognized in each of the four quarters in 2005, accounted for under APB 25, has been reclassified to these expense lines to conform with the presentation of the four quarters in 2006. As discussed in Note 1 (n) of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K , stock-based compensation in the four quarters in 2006 is presented in conformity with SFAS 123R.

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$2,393,425	$3,890,299	$3,795,373	$3,704,501	$3,370,673	$3,475,158	$3,595,177	$3,456,162
Sales and marketing	120,833	204,722	448,611	520,834	520,833	667,751	732,473	715,000
General and administrative	568,899	854,630	947,715	979,166	979,167	1,021,282	981,452	950,000

Total	$3,083,157	$4,949,651	$5,191,699	$5,204,501	$4,870,673	$5,164,191	$5,309,102	$5,121,162

(4)     First quarter 2006 includes a $970,000 conversion payment related to the conversion of 80,848 preferred shares of the Company's 4.75% convertible exchangeable preferred stock. Fourth quarter of 2006 includes a $5.8 million discount on preferred stock redemption related to the redemption of 132,379 shares of the Company's 4.75% convertible exchangeable preferred stock.

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

In February 2005, we closed a follow-on offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. These amounts include the exercise by our underwriters of their over-allotment option to purchase 1,200,000 additional shares of Class B common stock and 30,000 additional shares of preferred stock. The common stock and preferred stock proceeds, net of total offering costs of $12.2 million, were approximately $174.1 million and $55.3 million, respectively, for an aggregate amount of $229.4 million. Concurrent with the close of our offerings, we completed the acquisition of certain assets of Name Development, a corporation operating in the direct navigation market, for purchase consideration of $164.4 million, including approximately $155.6 million in cash and acquisition costs and approximately 419,659 shares of our Class B common stock valued (for accounting purposes) at an aggregate amount of approximately $8.8 million. All of the net proceeds have been used to fund the Name Development and Pike Street asset acquisitions and the IndustryBrains acquisition in 2005, the AreaConnect and Open List asset acquisitions in May 2006 and for working capital and other general corporate purposes.

As of December 31, 2005 and 2006, we had cash and cash equivalents of $63.1 million and $46.1 million, respectively. As of December 31, 2006, we had contractual obligations of $5.9 million of which $3.9 million is for rent under our facility leases.

Upon adoption of SFAS 123R on January 1, 2006, we are reporting the excess tax benefit from stock options as financing cash inflows rather than as an operating cash inflows as prescribed under the prior accounting rules in accordance with the modified prospective transition method of SFAS 123R. The tax benefit from stock options for the prior year has not been restated to conform to the current presentation.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, income and excess tax benefit from stock options, stock-based compensation facility relocation amounts, deferred income taxes, cumulative effect of a change in accounting principle and changes in working capital. Cash provided by operating activities for the year ended December 31, 2006 of approximately $30.8 million consisted primarily of a net loss of $444,000 adjusted for non-cash items of $35.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, cumulative effect of a change in accounting principle and excess income tax benefit related to stock options and approximately $4.1 million used in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2005 of approximately $17.5 million consisted primarily of net income of $3.9 million adjusted for non-cash items of $26.8 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes and income tax benefit related to stock options and approximately $13.3 million used in working capital, other activities and for increases in restricted cash for credit card authorization agencies. Cash provided by operating activities for the year ended December 31, 2004 of approximately $3.7 million consisted primarily of a net loss of $733,000 adjusted for non-cash items of $6.5 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, and income tax benefit related to stock options and approximately $2.0 million used by working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we receive payment prior to our delivery of related click-throughs. Our corresponding payments to the distribution partners who provide placement for the listings are generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in 2004, 2005 and 2006. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

Cash used in investing activities for the year ended December 31, 2006 of approximately $23.5 million was primarily attributable to the payments for the AreaConnect and Open List asset acquisitions totaling approximately $18.5 million, purchases for Internet domain names or Web sites of approximately $1.1 million and net purchases for property and equipment of $5.9 million, offset by proceeds from the sales of intangible assets of approximately $1.8 million, and proceeds, net of legal fees, from the settlement of certain intangible asset indemnification obligations in connection with our 2005 acquisitions of approximately $347,000. Cash used in investing activities for the year ended December 31, 2005 of approximately $208.9 million was primarily attributable to the payment of the Name Development asset acquisition for approximately $155.5 million, the payment of the Pike Street asset acquisition for approximately $12.8 million, the payment of the IndustryBrains acquisition for approximately $16.1 million which is net of cash acquired of $1.1 million, the 2004 Enhance Interactive earn-out consideration payment of $5.7 million, purchases for Internet domain names or Web sites of approximately $12.6 million, payment for a prepaid license of $4.5 million and net purchases for property and equipment of $2.5 million offset by proceeds of $942,000 from the sales of intangible assets. Cash used in investing activities for the 2004 period of approximately $12.5 million was primarily attributable to the payment of the goClick acquisition for approximately $7.5 million which is net of cash acquired, the 2003 Enhance earn-out consideration payment of approximately $3.2 million, purchases of property and equipment of $1.0 million, and purchases of Internet domain names or Web sites of approximately $697,000.

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

Cash used in financing activities for the year ended December 31, 2006 of approximately $24.3 million was primarily attributable to the repurchase of an aggregate of 132,379 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions) totaling approximately $26.0 million, preferred dividend payments of $2.9 million which included the one-time payment of $970,000 associated with the voluntary conversion of 80,848 shares of our preferred stock into 824,980 shares of our Class B common stock offset by net proceeds of approximately $2.2 million from the sale of stock through employee stock options and employee stock purchases and $2.5 million of excess tax benefit related to stock options. Cash provided by financing activities for the year ended December 31, 2005 of approximately $229.6 million was primarily attributable to net proceeds from the follow-on offering in February 2005 of approximately $229.4 million, net proceeds of approximately

$2.2 million from the sale of stock through employee stock options and employee stock purchase plan offset by preferred dividend payments of $2.1 million. Cash provided by financing activities for the year ended December 31, 2004 of approximately $27.7 million was primarily attributable to net proceeds from our initial public offering.

For purposes of the calculations of the contingent earnings and revenue-based payment obligations for Enhance Interactive and TrafficLeader in 2004, we allocated revenue based on the source of revenue. We attributed revenue from products and services originating with Enhance Interactive to Enhance Interactive, and likewise we attributed revenue from products and services originating with TrafficLeader to TrafficLeader. Consistent with that approach, we allocated revenues based on origination of merchant advertiser and distribution partner relationships and agreements.

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

The following table summarizes our contractual obligations as of December 31, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases (3)	$3,895,991	$1,390,693	$2,336,004	$169,294
Capital leases	58,929	20,539	38,390	—
Other contractual obligations	1,903,841	1,362,599	541,242	—

Total contractual obligations (1), (2)	$5,858,761	$2,773,831	$2,915,636	$169,294

(1)

In February 2005 we entered into (i) a new master agreement with Yahoo! Search Marketing (formerly, Overture) with respect to our direct navigation business, and (ii) a license agreement with Yahoo! Search Marketing (formerly, Overture) with respect to certain of Overture’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs. The royalty payments are not included in the above schedule.

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

(3)

During 2007, the Company incurred other contractual obligations related to minimum contractual payments due to distribution partners totaling approximately $320,000. These commitments relate to 2007 and are not included in the above table.

During 2005 and 2006, we paid approximately $12.6 million and $1.1 million, respectively, for the purchase of additional Internet domains or Web sites. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our presence in the field of direct navigation.

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

We will have an annual dividend payment obligation under the terms of the preferred stock of $82,000 based upon approximately 6,933 convertible preferred shares outstanding as of March 16, 2007. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share.

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

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. Quarterly dividends were paid on February 15, 2007 to Class A and Class B common stockholders of record as of the close of business on February 2, 2007. The aggregate quarterly dividend paid was approximately $832,000. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.3 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;

•	Goodwill and intangible assets;

•	Stock-based compensation; and

•	Allowance for doubtful accounts, merchant advertiser and incentive program credits.

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to merchant advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, cost-per-action services and feed management services. For pay-per-click listing and feed management services, revenue is recognized upon our delivery of qualified and reported click-throughs to our merchant advertisers or advertising service providers’ listing which occurs when an online user clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, certain third-party Web sites and our portfolio of owned Web sites, on which we include our merchant advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the merchant advertiser. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from merchant advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the merchant advertiser. We also recognize revenue for certain agency contracts with merchant advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of merchant advertisers from search engines and directories. We are paid an agency fee based on the total amount of the purchase made on behalf of these merchant advertisers. Under these agreements, our merchant advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our merchant advertisers. This creates a sequential liability for media purchases made on behalf of merchant advertisers. In certain instances, the web publishers engage the merchant advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the merchant advertiser.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R using the modified prospective transition method and therefore have not restated prior periods’ results. SFAS 123R requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R, we accounted for share-based payments under APB 25 and accordingly, generally recognized compensation expense related to restricted stock awards and stock options with intrinsic value and accounted for forfeitures as they occurred.

Under FAS 123R, we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123R, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 6 (d)—“Stock Option Plan” in the consolidated financial statements for additional information.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company believes the adoption of FIN 48 will not have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions and limit the amount of credit exposure to any one financial institution. During the years ended December 31, 2005 and December 31, 2006, the effects of changes in interest rates on the fair market value of our investments and our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(n), effective January 1, 2006, the beginning of the Company’s fiscal year ended December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marchex, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Marchex, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marchex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Marchex, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Marchex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marchex, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 15, 2007

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$63,090,941	$46,105,827
Accounts receivable, net	14,401,814	22,035,343
Prepaid expenses and other current assets	1,818,211	2,221,550
Refundable taxes	3,835,542	1,837,166
Deferred tax assets	428,855	670,624

Total current assets	83,575,363	72,870,510
Property and equipment, net	3,402,262	7,280,075
Deferred tax assets	—	2,444,782
Intangible and other assets, net	15,447,504	13,318,801
Goodwill	180,637,076	200,738,098
Intangible assets from acquisitions, net	51,346,944	36,735,570

Total assets	$334,409,149	$333,387,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,258,423	$10,739,231
Accrued expenses and other current liabilities	1,755,970	2,913,152
Deferred revenue	2,291,374	2,430,644

Total current liabilities	13,305,767	16,083,027
Deferred tax liabilities	397,481	—
Other non-current liabilities	92,309	91,907

Total liabilities	13,795,557	16,174,934

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value: 1,000,000 shares authorized; 225,485 and 9,758 shares issued and outstanding at December 31, 2005 and 2006, respectively; Aggregate liquidation preference of $56,720,830 and $2,453,991 at December 31, 2005 and 2006, respectively	54,121,678	2,342,884
Common stock, $.01 par value. Authorized 137,500,000 shares;
Class A: 12,500,000 shares authorized; 11,928,216 and 11,665,716 shares issued and outstanding, respectively, at December 31, 2005; and 11,921,716 and 11,659,216 shares issued and outstanding, respectively, at December 31, 2006	119,282	119,217
Class B: 125,000,000 shares authorized; 25,617,249 and 25,483,939 shares issued and outstanding, respectively, at December 31, 2005, including 293,171 of restricted stock at December 31, 2005; and 27,798,529 and 27,636,055 shares issued and outstanding, respectively, at December 31, 2006, including 316,645 of restricted stock at December 31, 2006.	254,839	276,361
Additional paid-in capital	271,949,963	320,607,113
Deferred stock-based compensation	(3,042,016)	—
Accumulated deficit	(2,790,154)	(6,132,673)

Total stockholders’ equity	320,613,592	317,212,902

Total liabilities and stockholders’ equity	$334,409,149	$333,387,836

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2004	2005	2006
Revenue	$43,804,272	$94,995,847	$127,759,475

Expenses:
Service costs (1), (3)	27,460,738	48,901,826	60,433,611
Sales and marketing (1), (3)	4,569,777	11,127,037	23,050,654
Product development (1), (3)	2,351,313	4,494,558	10,094,967
General and administrative (1), (3)	4,775,647	7,194,905	13,533,215
Amortization of intangible assets from acquisitions (4)	4,965,503	18,429,008	20,465,128
Acquisition-related retention consideration (2)	499,080	—	—
Facility relocation	199,960	—	—

Total operating expenses	44,822,018	90,147,334	127,577,575
Gain (loss) on sales and disposals of intangible assets, net	—	997	369,960

Income (loss) from operations	(1,017,746)	4,849,510	551,860
Other income (expense):
Interest income	265,354	1,982,222	3,161,019
Interest expense	(5,654)	(7,463)	(8,292)
Adjustment to fair value of redemption obligation	55,250	—	—
Other	3,644	4,000	(9,364)

Total other income	318,594	1,978,759	3,143,363

Income (loss) before provision for income taxes	(699,152)	6,828,269	3,695,223
Income tax expense	33,941	2,920,463	4,290,201

Income (loss) before cumulative effect of change in accounting principle	(733,093)	3,907,806	(594,978)
Cumulative effect of a change in accounting principle, net of tax	—	—	151,341

Net income (loss)	(733,093)	3,907,806	(443,637)
Convertible preferred stock dividends, conversion payment, and discount on preferred stock redemption, net	—	2,405,780	(3,197,341)
Accretion to redemption value of redeemable convertible preferred stock	420,430	—	—

Net income (loss) applicable to common stockholders	$(1,153,523)	$1,502,026	$2,753,704

Basic net income (loss) per share applicable to common stockholders	$(0.05)	$0.04	$0.07
Diluted net income (loss) per share applicable to common stockholders	$(0.05)	$0.04	$(0.04)
Shares used to calculate basic net income (loss) per share applicable to common stockholders	22,087,503	34,564,790	38,261,884
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	22,087,503	36,907,633	39,500,123
(1) Excludes acquisition-related retention consideration and amortization of intangible assets from acquisitions.

(2) Components of acquisition-related retention consideration:
Service costs	$116,585	$—	$—
Sales and marketing	204,528	—	—
Product development	135,947	—	—
General and administrative	42,020	—	—

Total	$499,080	$—	$—

(3) Includes stock-based compensation as follows:
Service costs	$10,800	$4,500	$1,177,773
Sales and marketing	155,734	1,108,180	2,996,945
Product development	59,883	28,795	3,278,513
General and administrative	664,103	830,332	5,338,287

Total	$890,520	$1,971,807	$12,791,518

        Stock-based compensation recognized in the years ended December 31, 2004 and 2005 are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have been reclassified to the same line items as cash compensation paid to employees to conform to the presentation for the year ended December 31, 2006 in accordance with Staff Accounting Bulletin No. 107. Stock-based compensation recognized in the year ended December 31, 2006 is accounted for under Statement of Financial Accounting Standards No. 123R (as revised), Share-Based Payment, which the Company adopted on January 1, 2006. See Note 1 (n) for additional information.

(4) Components of amortization of intangible assets from acquisitions:
Service costs	$3,520,878	$13,783,598	$13,897,170
Sales and marketing	701,077	1,295,000	2,636,057
General and administrative	743,548	3,350,410	3,931,901

Total	$4,965,503	$18,429,008	$20,465,128

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Total stockholder's equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2003	—	$—	11,987,500	$122,500	1,567,500	$15,675	$6,716,734	$(1,532,340)	$(3,488,237)	$1,834,332
Issuance of common stock upon exercise of stock options	—	—	—	—	159,622	1,596	175,090	—	—	176,686
Income tax benefits of option exercises	—	—	—	—	—	—	444,161	—	—	444,161
Issuance of common stock under employee stock purchase plan	—	—	—	—	26,735	267	242,153	—	—	242,420
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	4,600,000	46,000	27,190,288	—	—	27,236,288
Conversion of preferred stock to common stock in connection with initial public offering	—	—	—	—	6,724,063	67,241	21,793,591	—	—	21,860,832
Issuance of common stock in connection with acquisition	—	—	—	—	433,541	4,335	4,135,981	—	—	4,140,316
Stock compensation from options	—	—	—	—	—	—	(120,000)	1,010,520	—	890,520
Net loss	—	—	—	—	—	—	—	—	(733,093)	(733,093)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(420,430)	(420,430)

Balances at December 31, 2004	—	$—	11,987,500	$122,500	13,511,461	$135,114	$60,577,998	$(521,820)	$(4,641,760)	$55,672,032

Issuance of common stock upon exercise of stock options	—	—	—	—	618,336	6,183	1,973,346	—	—	1,979,529
Income tax benefits of option exercises	—	—	—	—	—	—	3,197,684	—	—	3,197,684
Issuance of common stock under employee stock purchase plan	—	—	—	—	17,280	173	239,984	—	—	240,157
Issuance of common stock upon exercise of warrants	—	—	—	—	62,551	625	66,974	—	—	67,599
Issuance of convertible preferred stock and common stock in follow-on public offering, net of issuance costs	230,000	55,205,369	—	—	9,200,000	92,000	174,041,427	—	—	229,338,796
Issuance of common stock in connection with acquisitions	—	—	—	—	1,450,453	14,505	26,281,223	—	—	26,295,728
Issuance of restricted common stock to employees as part of acquisitions	—	—	—	—	389,313	3,893	6,582,567	(6,586,460)	—	—
Conversion of convertible preferred stock to common stock	(4,515)	(1,083,691)	—	—	46,071	461	1,083,217	—	—	(13)
Conversion of Class A common stock to Class B common stock	—	—	(321,784)	(3,218)	321,784	3,218	—	—	—	—
Purchase of unvested restricted stock	—	—	—	—	(133,310)	(1,333)	—	—	—	(1,333)
Stock compensation from options and restricted stock, net of reversals for terminated employees	—	—	—	—	—	—	(2,094,457)	4,066,264	—	1,971,807
Net income	—	—	—	—	—	—	—	—	3,907,806	3,907,806
Convertible preferred stock dividends paid	—	—	—	—	—	—	—	—	(2,056,200)	(2,056,200)

Balances at December 31, 2005	225,485	$54,121,678	11,665,716	$119,282	25,483,939	$254,839	$271,949,963	$(3,042,016)	$(2,790,154)	$320,613,592

Issuance of common stock upon exercise of stock options	—	—	—	—	657,087	6,571	2,330,815	—	—	2,337,386
Income tax benefits of option exercises	—	—	—	—	—	—	2,564,829	—	—	2,564,829
Issuance of common stock under employee stock purchase plan	—	—	—	—	4,486	45	69,331	—	—	69,376
Issuance of common stock in connection with acquisitions	—	—	—	—	662,717	6,627	8,957,884	—	—	8,964,511
Conversion of convertible preferred stock to common stock	(83,348)	(20,005,186)	—	—	850,490	8,505	19,996,666	—	—	(15)
Repurchase of preferred stock	(132,379)	(31,773,608)	—	—	—	—	5,761,134	—	—	(26,012,474)
Conversion of Class A common stock to Class B common stock	—	—	(6,500)	(65)	6,500	65	—	—	—	—
Purchase of unvested restricted stock	—	—	—	—	(29,164)	(291)	—	—	—	(291)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	12,980,684	—	—	12,980,684
Adoption of SFAS 123R	—	—	—	—	—	—	(3,042,016)	3,042,016	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(176,272)	—	—	(176,272)
Net loss	—	—	—	—	—	—	—	—	(443,637)	(443,637)
Common stock cash dividends declared	—	—	—	—	—	—	(785,905)	—	—	(785,905)
Convertible preferred stock dividends paid	—	—	—	—	—	—	—	—	(2,898,882)	(2,898,882)

Balances at December 31, 2006	9,758	$2,342,884	11,659,216	$119,217	27,636,055	$276,361	$320,607,113	$—	$(6,132,673)	$317,212,902

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2004	2005	2006
Net income (loss)	$(733,093)	$3,907,806	$(443,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	(151,341)
Amortization and depreciation	5,659,300	22,713,193	26,537,080
Adjustment to fair value of redemption obligation	(55,250)	—	—
Facility relocation costs (recoveries)	118,565	(58,406)	(32,499)
Gain (loss) on sales of fixed assets	—	(4,000)	9,364
Gain (loss) on sales and disposals of intangible assets, net	—	(997)	(369,960)
Allowance for doubtful accounts and merchant advertiser credits	1,297,981	1,638,136	1,777,279
Stock-based compensation	890,520	1,971,807	12,791,518
Deferred income taxes	(1,831,932)	(2,690,464)	(3,108,963)
Income tax benefit related to stock options	444,161	3,197,684	—
Excess tax benefit related to stock options	—	—	(2,463,018)
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(4,464,198)	(10,390,463)	(9,410,807)
Refundable taxes	(611,307)	(2,951,282)	4,578,164
Current and non-current prepaid expenses, other current assets, and restricted cash	(370,708)	(1,725,143)	(1,256,195)
Accounts payable	2,847,069	1,562,057	1,800,799
Accrued expenses and other current liabilities	(173,920)	738,328	405,201
Deferred revenue	495,609	6,536	138,704
Acquisition-related retention consideration in earn-out liability	218,500	(501,769)	—
Other non current liabilities	(2,274)	43,796	6,182

Net cash provided by operating activities	3,729,023	17,456,819	30,807,871
Purchases of property and equipment	(1,005,848)	(2,503,717)	(5,872,212)
Cash paid, net of cash acquired and recoveries, for acquisitions and earn-outs	(10,790,150)	(190,130,955)	(18,220,428)
Proceeds from sales of property and equipment	3,710	5,668	2,570
Proceeds from sales of intangible assets	—	942,309	1,812,445
Increase in other non current assets	(727,029)	(17,213,949)	(1,247,298)

Net cash used in investing activities	(12,519,317)	(208,900,644)	(23,524,923)
Capital lease obligation principal paid	(4,383)	(8,494)	(12,371)
Excess tax benefit related to stock options	—	—	2,463,018
Offering costs paid	(1,132,278)	(907,058)	—
Preferred stock dividends and conversion payment	—	(2,056,200)	(2,898,882)
Repurchase of redeemable preferred stock	—	—	(26,012,474)
Proceeds from public offerings, net of underwriter discounts	28,405,100	230,287,500	—
Proceeds from exercises of warrants	—	67,600	—
Proceeds from exercises of stock options	190,758	1,979,529	2,123,272
Proceeds from employee stock purchase plan	245,044	238,823	69,376

Net cash provided by (used in) financing activities	27,704,241	229,601,700	(24,268,061)

Net increase in cash and cash equivalents	18,913,947	38,157,875	(16,985,113)
Cash and cash equivalents at beginning of period	6,019,119	24,933,066	63,090,941

Cash and cash equivalents at end of period	$24,933,066	$63,090,941	$46,105,828

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	2,033,019	5,240,569	2,830,269
Cash paid during the period for interest	6,060	7,464	8,292
Supplemental disclosures of non-cash investing and financing activities:
Issuance of stock in connection with acquisitions	4,140,316	26,295,728	8,964,511
Common stock dividends declared and not paid	—	—	785,905
Cumulative effect of change in accounting principle, net of tax	—	—	24,931
Cashless exercise of warrants	—	891,475	—
Accretion to redemption value of redeemable convertible preferred stock	420,430	—	—
Acquisition and offering costs recorded in accounts payable and accrued expenses	383,595	56,305	122,483
Additional acquisition earn-out consideration included in earn-out liability	5,735,809	—	—
Property and equipment acquired with capital lease obligation	53,562	12,790	10,943
Property and equipment acquired in accounts payable and accrued expenses	124,639	336,323	57,483

See accompanying notes to consolidated financial statements

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a technology driven search and media company focused on vertical and local online traffic. Specifically, the Company focuses on search marketing, local search, and direct navigation. The Company’s platform of integrated performance-based advertising and search marketing services enables merchants to efficiently market and sell their products and services across multiple online distribution channels, including search engines, product shopping engines, directories and selected Web sites.

The consolidated financial statements include the accounts of Marchex and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of the date of acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in the prior years to conform to the current year presentation.

Acquisitions

The Company has completed the following acquisitions since January 1, 2004 and has accounted for them as business combinations:

•	On July 27, 2004, the Company acquired 100% of the outstanding stock of goClick.com, Inc. (“goClick”), a provider of marketing technology and services for small merchants.

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase and proceeds in-transit from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Cash equivalents totaled approximately $62.6 and $47.1 million at December 31, 2005 and 2006, respectively. Cash equivalents consist primarily of money market funds and include credit and debit card in-transit amounts of approximately $523,000 and $586,000 at December 31, 2005 and 2006, respectively.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(c) Restricted Cash

As of December 31, 2005 and 2006, the Company had $800,000 in restricted cash on reserve at a credit card authorization agency. The restricted cash is included in other non-current assets.

(d) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2005 and 2006: cash and cash equivalents, restricted cash, accounts receivable, refundable taxes, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, refundable taxes, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

The terms of the Company’s preferred stock offering in February 2005 included an exchange feature in which at the option of the Company, the preferred stock is exchangeable, in whole but not in part, on any dividend payment date beginning on February 15, 2006 for the Company’s 4.75% convertible subordinated debentures. This feature is considered to be an embedded derivative and will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right at December 31, 2005 and 2006. See Note 6(c)—“Convertible Preferred Stock”.

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

The allowance for doubtful account activity for the periods indicated is as follows:

	Balance at beginning of period	Business combinations	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
December 31, 2004	$91,280	$—	$420,929	$222,295	$289,914
December 31, 2005	289,914	16,000	110,381	78,231	338,064
December 31, 2006	338,064	—	535,119	111,579	761,604

There was one new merchant advertiser in 2005 that represented approximately 23% and 29% of revenue for the years ended December 31, 2005 and 2006, respectively, and approximately 37% and 51% of the outstanding accounts receivable balance at December 31, 2005 and 2006, respectively. There was one other merchant advertiser representing 16% and 8% of the outstanding accounts receivable balance at December 31, 2005 and 2006, respectively.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Allowance for Merchant Advertiser Credits

The allowance for merchant advertiser credits is the Company’s best estimate of the amount of expected future reductions in a merchant advertiser’s payment obligations related to delivered services. The Company determines the allowance for merchant advertiser credits and adjustments based on analysis of historical credits.

The allowance for merchant advertiser credits activity for the periods indicated is as follows:

	Balance at beginning of period	Business combinations	Additions charged against revenue	Credits processed	Balance at end of period
Allowance for merchant advertiser credits:
December 31, 2004	$67,846	$30,278	$877,052	$726,836	$248,340
December 31, 2005	248,340	12,000	1,527,755	1,514,424	273,671
December 31, 2006	273,671	—	1,242,160	1,188,278	327,553

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

The merchant advertiser credit and incentive program allowance balances are included in accrued expenses and other current liabilities and amounted to $58,000 and $246,000 as of December 31, 2005 and 2006, respectively.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(i) Revenue Recognition

The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2004	2005	2006
Proprietary Traffic Sources	$—	$27,063,459	$47,735,446
Partner and Other Revenue Sources	43,804,272	67,932,387	80,024,029

Total Revenue	$43,804,272	$94,995,846	$127,759,475

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

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the merchant advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, and other targeted Web-based content. The Company generates revenue upon delivery of qualified and reported click-throughs to the Company’s merchant advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their online user traffic. Other revenues include the Company’s bid management services, natural search optimization services and outsourced search marketing platforms.

The Company’s primary sources of revenue are the performance-based advertising services, which include pay-per-click services, cost-per-action services and feed management services. These primary sources amounted to greater than 91% of revenue for the years ended December 31, 2004, 2005 and 2006. The secondary sources of revenue are bid management services, natural search optimization services, and outsourced search marketing platforms. These secondary sources amounted to less than 9% of revenue for the years ended December 31, 2004, 2005 and 2006. The Company has no barter transactions.

The Company recognizes revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In certain cases, the Company records revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

The Company follows Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition (SAB 104). SAB 104 summarizes certain of the Security and Exchange Commission (SEC) staff’s views on the application of accounting principles generally accepted in the United States of America to revenue recognition. The Company generally recognizes revenue upon completion of the Company’s performance obligation, provided evidence of an arrangement exits, the arrangement fee is fixed and determinable and collection is reasonably assured.

In providing pay-per-click advertising services, the Company generates revenue upon its delivery of qualified and reported click-throughs to its merchant advertisers or advertising service providers’ listings. These merchant advertisers and advertising service providers pay the Company a designated transaction fee for each click-through, which occurs when an online user clicks on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within the Company’s distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, our portfolio of owned Web sites and other targeted Web-based content. The Company also generates revenue from cost-per-action services, which occurs when the online user is redirected from one of the Company’s Web sites or a third-party Web site in our distribution network to a merchant advertiser Web site and completes the specified action.

In providing contextual targeting services, merchant advertisers purchase keywords or keyword strings, based on an amount they choose for a targeted placement on vertically-focused Web sites or specific pages of a Web site that are specific to their products or services and their marketing objectives. The contextual results distributed by the Company’s services are prioritized for users by the amount the merchant advertiser is willing to pay each time a user clicks on the merchant’s advertisement and the relevance of the merchant’s advertisement, which is dictated by historical click-through rates. Merchant advertisers pay the Company when a click-through occurs on their advertisement.

In providing feed management services, merchant advertisers pay for their Web pages and product databases to be crawled, or searched, and included in search engine, directory and product shopping engine results within the Company’s distribution network. Generally, the feed management listings are presented in a different section of the Web page than the pay-per-click listings. For this service, revenue is generated when an online user clicks on a feed management listing from search engine, directory or product shopping engine results. Each click-through on an advertisement listing represents a completed transaction for which the merchant advertiser pays on a per-click basis. The placement of a feed management result is largely determined by its relevancy, as determined by the distribution partner.

Merchant advertisers pay the Company additional fees for services such as bid management and natural search engine optimization. Merchant advertisers generally pay on a click-through basis, although in certain cases the Company receives a fixed fee for delivery of these services. In some cases the Company also delivers banner campaigns for select merchant advertisers. The Company may also charge initial set-up, account, service or inclusion fees as part of the services. Revenue is recognized on a click-through basis or in the month the service is provided.

Banner advertising revenue may be based on a fixed fee per click and is generated and recognized on click-through activity. In other cases, banner payment terms are volume-based with revenue generated and recognized when impressions are delivered.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The Company generates revenue from super-aggregator partners and publishers utilizing its web-based technologies. The Company is paid a management or agency fee based on the total amount of the purchase made by the merchant advertiser. The partners or publishers engage the merchant advertisers and are the primary obligor, and the Company, in certain instances, is only financially liable to the publishers in its capacity as a collection agency for the amount collected from the merchant advertisers. The Company recognizes revenue for these fees under the net revenue recognition method.

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

(j) Service Costs

The largest component of the Company’s service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their online user traffic. The Company enters into agreements of varying durations with distribution partners that integrate the Company’s services into their Web sites and indexes. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per click-through. Other economic structures that to a lesser degree exist include: 1) fixed payments, based on a guaranteed minimum amount of usage delivered, 2) variable payments based on a specified metric, such as number of paid click-throughs, and 3) a combination arrangement with both fixed and variable amounts that may be paid in advance.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and search marketing services, maintaining the Company’s Web site, credit card processing fees, network costs and fees paid to outside service providers that provide the Company’s paid listings and customer services. Customer service and other costs associated with serving the Company’s search results and maintaining the Company’s Web site include depreciation of Web site, network equipment and internally developed software, co-location charges of the Company’s Web site equipment, bandwidth, software license fees, salaries of related personnel, stock-based compensation and amortization of intangible assets. Other service costs include license fees, the amortization of the purchase cost of domain names, the costs incurred for the renewal of the domain name registration and impairment charges for the domain name intangible assets.

(k) Advertising Expenses

Advertising costs are expensed as incurred and include Internet-based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing. Internet-based advertising is concentrated primarily with three providers. The amounts for online and related outside marketing activities were approximately $309,000, $4.2 million and $13.6 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(n) Stock -Based Compensation

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company elected to apply the intrinsic value-based method of accounting described above for options granted to employees, and adopted the disclosure requirements of SFAS 123.

The Company recognized compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The Company accounted for non-employee stock-based compensation in accordance with SFAS 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-R (SFAS 123R), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock issued to Employees. The adoption of SFAS 123R had a material impact on the Company’s consolidated financial statements. See Note 6(d)—Stock Option Plans for further information regarding the Company’s adoption of SFAS 123R, including pro forma disclosure for the prior period as if the Company recorded stock-based compensation expense on a fair value basis estimated in accordance with the pro forma provisions of SFAS 123.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The percentage of revenue earned from merchant advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Years ended December 31,
	2004	2005	2006
Distribution Partner A	18%	11%	7%
Distribution Partner B	11%	6%	4%

Distribution Partner A was a new merchant advertiser in 2005 who represented approximately 23% and 29% of revenue for the years ended December 31, 2005 and 2006, and approximately 37% and 51% of the outstanding accounts receivable balance at December 31, 2005 and 2006, respectively.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Revenues by geographic region are as follows (in percentages):

	Years ended December 31,
	2004	2005	2006
United States	89%	90%	92%
Canada	4%	3%	2%
Other countries	7%	7%	6%

	100%	100%	100%

(r) Net Income (Loss) Per Share

The Company’s basic and diluted net income (loss) per share is presented for years ended December 31, 2004, 2005 and 2006. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the year.

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the years ended:

	Years ended December 31,
	2004	2005	2006
Numerator:
Net income (loss) before cumulative effect of change in accounting principle	$(733,093)	$3,907,806	$(594,978)
Cumulative effect of change in accounting principle, net of taxes	—	—	151,341
Accretion to redemption value of Series A redeemable convertible preferred stock	(420,430)	—	—
Convertible preferred stock dividends and conversion payment	—	(2,405,780)	(2,563,793)
Discount on redemption of preferred stock	—	—	5,761,134

Net income (loss) applicable to common stockholders, as reported	$(1,153,523)	$1,502,026	$2,753,704

Denominator:
Weighted average number of shares outstanding excluding unvested common shares subject to repurchase or cancellation	22,087,503	34,564,790	38,261,884

Basic net income (loss) per share applicable to common stockholders	$(0.05)	$0.04	$0.07

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table reconciles the Company’s reported net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the years ended:

	Years ended December 31,
	2004	2005	2006
Numerator:
Net income (loss) before cumulative effect of change in accounting principle	$(733,093)	$3,907,806	$(594,978)
Cumulative effect of change in accounting principle, net of taxes	—	—	151,341
Accretion to redemption value of Series A redeemable convertible preferred stock	(420,430)	—	—
Convertible preferred stock dividends and conversion payment	—	(2,405,780)	(2,563,793)
Convertible preferred stock dividends on redeemed preferred stock			1,376,080

Net income (loss) applicable to common stockholders to compute diluted net income (loss) per share	$(1,153,523)	$1,502,026	$(1,631,350)

Denominator:
Weighted average number of common shares outstanding excluding unvested common shares subject to repurchase or cancellation	22,087,503	34,564,790	38,261,884

Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	2,342,843	—
Weighted average number of shares from assumed conversion of preferred stock redeemed	—	—	1,238,239

Weighted average number of shares to calculate diluted net income (loss) per share applicable	22,087,503	36,907,633	39,500,123

Diluted net income (loss) per share applicable to common stockholders	$(0.05)	$0.04	$(0.04)

For the year ended December 31, 2004, the net loss applicable to common stockholders used in computing basic net loss per share included the impact of accretion of Series A redeemable convertible preferred redemption value related to preferred shares issued during 2003. For the year ended December 31, 2005, the net income applicable to common stockholders used in computing basic net income applicable to common stockholders included preferred stock dividends related to the 4.75% convertible exchangeable preferred stock issued in February 2005 in connection with the Company’s follow-on offering. For the years ended December 31, 2004 and 2005, net income (loss) applicable to common stockholders used in computing basic net income (loss) per share was the same for computing diluted net income (loss) per share.

For the year ended December 31, 2006, the net income applicable to common stockholders used in computing basic net income per share applicable to common stockholders included the cumulative effect of change in accounting principle, net of tax, related to the adoption of SFAS 123R, preferred stock dividends for the year, the conversion payment of approximately $970,000 related to the conversion of 80,848 preferred shares of the Company’s 4.75% convertible exchangeable preferred stock in March 2006, and the discount on the redemption of 132,379 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $5.8 million in December 2006. The diluted net loss applicable to common stockholders excluded the discount on the preferred stock redemption and the convertible stock dividends paid during the year on the redeemed shares. The discount on the preferred stock redemption is the difference between the carrying value per

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $26.0 million. The weighted average number of shares to calculate the diluted net loss per share includes the weighted average number of shares from the assumed conversion of the redeemed preferred stock.

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

•

For the years ended December 31, 2005 and 2006, 2,300,867 and 99,571 shares issuable upon conversion of 225,485 and 9,758 of preferred shares outstanding at December 31, 2005 and 2006, respectively, of the Company’s 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering;

•

For the year ended December 31, 2004, outstanding options to acquire 4,409,570 shares of Class B common stock with a weighted average exercise price of $6.06 per share; for the year ended December 31, 2005, outstanding options to acquire 429,800 shares of Class B common stock with a weighted average exercise price of $19.51 per share; and for the year ended December 31, 2006, outstanding options to acquire 5,660,403 shares of Class B common stock with a weighted average exercise price of $12.38 per share;

•	For the years ended December 31, 2004 and 2006, warrants to acquire 120,000 and 6,500 shares, respectively, of Class B common stock at an exercise price equal to $8.45 per share; and

•

For the years ended December 31, 2004 and 2006, 72,228 and 252,466 shares of unvested Class B restricted common shares at December 31, 2004 and 2006, respectively, issued in connection with acquisitions. These shares were for future services that vest over periods ranging from two and one-half to three years. Additionally, these unvested shares were excluded from the computation of basic net loss per share.

(s) Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by the interpretation. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification provisions that are contained within many of the Company’s advertiser and distribution partner agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(t) Recently Issued Accounting Standards

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company believes the adoption of FIN 48 will not have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

(2) Related Party Transactions

TrafficLeader subleased office space to Wiant Design, an entity owned by an employee of TrafficLeader. In connection with the sublease, $3,000, $2,000 and $0 were received from Wiant Design and included the years ended December 31, 2004, 2005 and 2006, respectively. These amounts have been recorded as a reduction to rent expense.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In July 2004, the Company acquired goClick from its sole stockholder. In connection with the acquisition, the Company entered into a consulting agreement with the former stockholder. The former stockholder is also a distribution partner for the Company and through this entity provided customer and colocation services to the Company. The amounts in relation to these transactions follow:

	Years ended December 31,
	2004	2005	2006
Consulting services	$16,531	$16,000	$3,500
Distribution partner	15,522	17,462	13,637
Customer support and colocation services	39,054	3,217	—

Total	$71,107	$36,679	$17,137

Due to former sole stockholder	$9,708	$31,785	$35,460

In February 2005, the Company acquired certain assets from Name Development. Subsequent to the asset acquisition in 2005, Name Development provided consulting services totaling $50,000.

(3) Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2005	2006
Computer and other related equipment	$2,828,726	$4,330,528
Purchased and internally developed software	2,142,710	6,215,940
Furniture and fixtures	107,829	287,962
Leasehold improvements	94,561	128,512

	5,173,826	10,962,942
Less accumulated depreciation and amortization	(1,771,564)	(3,682,867)

Property and equipment, net	$3,402,262	$7,280,075

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.3 million and $1.9 million of internally developed software costs that had not commenced amortization as of December 31, 2005 and 2006, respectively.

Depreciation and amortization expense incurred by the Company was approximately $621,000, $896,000 and $1.9 million for the years ended December 31, 2004, 2005 and 2006, respectively.

(4) Commitments

(a) Commitments

The Company has commitments for future payments related to office facilities leases, equipment and furniture leases, and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2010. The equipment and furniture leases are financed through capital lease

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2007	20,539	1,390,693	1,362,599	2,773,831
2008	20,539	1,223,730	427,040	1,671,309
2009	17,851	1,112,274	114,202	1,244,327
2010	—	169,294	—	169,294

Total minimum payments	$58,929	$3,895,991	$1,903,841	$5,858,761

Less: amounts representing interest	(11,148)

Present value of lease obligation	47,781
Less current portion	(15,652)

Long-term portion	$32,129

In 2007, the Company incurred additional contractual obligations related to minimum contractual payments due to distribution partners totaling approximately $320,000 for 2007. Rent expense incurred by the Company was approximately $555,000, $795,000 and $1.0 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

(b) Facility Relocation

As part of its anticipated expansion in March 2004, the Company entered into a sublease agreement for new office facilities in Seattle, Washington and relocated from its original office facilities also located in Seattle, Washington. Future minimum payments related to these new facilities including existing furniture and equipment at the facilities as of December 31, 2006 are as follows: $455,000 in each of 2007, 2008, and 2009. In March 2004, the Company accrued for lease and related costs of $230,000 for the estimated future obligations of non-cancelable lease and other payments for the original facilities which were no longer being used. In September 2004, the Company entered into a sublease arrangement associated with its original office facilities and reduced the lease and related costs accrual by $30,000. There is no remaining lease obligation for the original office facilities.

The remaining liability at December 31, 2005 and 2006 was $32,000 and $0, all of which was classified as a current liability.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(5) Income Taxes

The provision for income taxes for the Company consists of the following:

	Years ended December 31,
	2004	2005	2006
Current provision
Federal	$1,177,564	$2,011,035	$4,576,261
State	244,846	393,726	224,711
Deferred provision
Federal	(1,654,619)	(2,512,761)	(2,929,322)
State	(178,011)	(177,703)	(154,711)
Tax expense of equity adjustment for stock option exercise	444,161	3,197,684	2,564,829
Other	—	8,482	8,433

Total income tax provision	$33,941	$2,920,463	$4,290,201

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rates of 34%, 34%, and 34.3% for 2004, 2005, and 2006, respectively, to income (loss) before income taxes as a result of the following:

	Years ended December 31,
	2004	2005	2006
Income tax expense (benefit) at U.S. statutory rate	$(237,712)	$2,321,611	$1,266,271
State taxes, net of federal benefit	39,058	193,732	34,681
Non-deductible stock compensation	202,630	341,220	2,975,504
Other non-deductible expenses	29,965	63,900	13,745

Total income tax provision	$33,941	$2,920,463	$4,290,201

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2005	2006
Deferred tax assets:
Accrued liabilities not currently deductible	$201,930	$636,320
Intangible assets-excess of financial statement over tax amortization	2,420,844	8,599,982
Stock-based compensation	803,579	1,742,016
Deferred revenue	69,906	54,394
Start-up costs not currently deductible	30,304	20,210
State net operating losses	395,311	1,032,894

Gross deferred tax assets	3,921,874	12,085,816
Valuation allowance	(395,311)	(1,032,894)

Net deferred tax assets	3,526,563	11,052,922

Deferred tax liabilities:
Goodwill not amortized for financial reporting	2,883,241	6,374,906
Excess of tax over financial statement depreciation	611,948	1,562,610

Total deferred tax liabilities	3,495,189	7,937,516

Net deferred tax assets	$31,374	$3,115,406

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2005 and 2006, the Company had federal net operating loss carryforwards of approximately $1.7 million which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of net operating loss (NOL) and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

At December 31, 2005 and 2006, the Company has certain tax effected state net operating loss carryforwards of approximately $395,000 and $1.0 million, respectively. The Company does not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, the Company has recorded a 100% valuation allowance on the state net operating loss carryforwards as of December 31, 2005 and 2006. The change in the valuation allowance in 2006 was approximately $638,000.

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

On April 26, 2005, in connection with the purchase accounting for the Pike Street asset acquisition, the Company recorded approximately $11.8 million in goodwill and $5.0 million of intangible assets that are deductible over 15 years for federal tax purposes.

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

On May 1, 2006, in connection with the purchase accounting for the AreaConnect asset acquisition, the Company recorded approximately $12.7 million in goodwill and $3.5 million of intangible assets that are deductible over 15 years for federal tax purposes.

On May 26, 2006, in connection with the purchase accounting for the Open List asset acquisition, the Company recorded approximately $7.8 million in goodwill and $3.5 million of intangible assets that are deductible over 15 years for federal tax purposes.

The Company has recorded a deferred tax asset for stock-based compensation recorded on unexercised non-qualified stock options and certain restricted shares. The ultimate realization of this asset is dependent upon the fair value of the Company’s stock when the options are exercised.

Although realization is not assured, the Company believes it is more likely than not, based on its operating performance and projections of future taxable income, that the Company’s net deferred tax assets, excluding certain state net operating carryforwards, will be realized. In determining that it was more likely than not that the Company would realize the deferred tax assets, factors considered included, historical taxable income, historical

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

trends related to merchant advertiser usage rates and projected revenues and expenses. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets. From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to its financial statements.

During the years ended December 31, 2005 and 2006, as a result of a tax deduction from stock option exercises, the Company recognized a tax-effected benefit of approximately $3.2 million and $2.6 million, respectively, which was recorded as a credit to stockholders’ equity.

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

On April 5, 2004 the Company completed its initial public offering in which it sold 4,600,000 shares of the Company’s Class B common stock that resulted in aggregate gross proceeds of approximately $29.9 million, of which the Company applied approximately $1.5 million to underwriting discounts and commissions and approximately $1.2 million to related initial public offering costs. As a result, the net cash amount of the offering proceeds was approximately $27.2 million. In connection with the initial public offering, the underwriters were also granted warrants, exercisable for a four-year period commencing one year after the offering date, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. The $579,000 fair value of the warrants is also an initial public offering related cost and was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.75%, volatility of 102%, and an expected life equal to the warrant term of five years. During 2005, the Company issued 62,551 of Class B common stock upon the exercise of these warrants. As of December 31, 2005 and 2006, approximately 6,500 warrants remained unexercised.

Following the completion of the initial public offering, the authorized capital stock of the Company consisted of 1,000,000 shares of undesignated preferred stock and 125,000,000 shares of Class B common stock. The Company’s board of directors has the authority to issue up to 1,000,000 shares of preferred stock, $0.01 par value in one or more series and has the authority to designate rights, privileges and restrictions of each such series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In accordance with the stockholders’ agreement signed by Class A and the founding Class B common stockholders, the following provisions survived the Company’s initial public offering: Class A stockholders other than Russell C. Horowitz may only sell, assign or transfer their Class A stock to existing Class A stockholders or to the Company and in the event of transfers of Class A stock not expressly permitted by the stockholders’ agreement, such shares of Class A stock shall be converted into shares of Class B common stock.

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

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company's Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

The Company’s quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. Quarterly dividends were declared in November 2006 and were paid on February 15, 2007 to Class A and Class B shareholders of record as of the close of business on February 2, 2007. This quarterly dividend was approximately $832,000. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.3 million. For the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

(c) Convertible Preferred Stock

In February 2005, the Company closed its offering of 9,200,000 shares of Class B common stock at a public offering price of $20.00 per share and 230,000 shares of 4.75% convertible exchangeable preferred stock at a public offering price of $250 per share and with a liquidation preference of $250 per share. See Note 6(a)—“Common Stock and Authorized Capital”.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During 2005 and 2006, the Company’s board of directors declared the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
April 2005	$3.00	May 4, 2005	$690	May 16, 2005
July 2005	2.97	August 4, 2005	683	August 15, 2005
October 2005	2.97	November 4, 2005	683	November 15, 2005
January 2006	2.97	February 4, 2006	662	February 15, 2006
April 2006	2.97	May 4, 2006	422	May 15, 2006
July 2006	2.97	August 4, 2006	422	August 15, 2006
October 2006	2.97	November 4, 2006	422	November 15, 2006

In January 2007, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on February 15, 2007 to the holders of record as of the close of business on February 2, 2007. This quarterly dividend totaled approximately $21,000.

The preferred stock is convertible at the option of the holder at any time into shares of the Company’s Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. During 2005, approximately 4,515 shares of preferred stock were converted at the option of the holders into approximately 46,071 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In January 2006, approximately 2,500 shares of preferred stock were converted at the option of the holders into approximately 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted 80,848 shares of the Company’s preferred stock into the Company’s Class B common stock for 824,980 shares of Class B common stock at a conversion rate of $24.50 per share and received cash payments from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000. The $970,000 will be reflected as preferred stock dividends in the Company’s financial statements. In December 2006, the Company repurchased an aggregate of 132,379 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions), representing a total cash expenditure of approximately $26.0 million. In 2007, the Company repurchased an additional 2,825 shares of preferred stock for a total cash expenditure of $555,000. Through March 16, 2007, approximately 6,933 of the convertible preferred shares remain outstanding. The Company may automatically convert the preferred stock into shares of Class B common stock if the closing price of the Company’s Class B common stock has exceeded $36.75, which is 150% of the conversion price, for at least 20 of the 30 consecutive trading days ending within 5 trading days prior to the notice of automatic conversion.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The preferred stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on February 15, 2006 for the Company’s 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right at December 31, 2005 and 2006. The Debentures, if issued, will mature 25 years after the exchange date.

The preferred stock has no maturity date and no voting rights prior to conversion into shares of Class B common stock, except under limited circumstances.

(d) Stock Option Plan

In January 2003, the Company adopted a stock incentive plan (the “Plan”) pursuant to which the Plan’s Administrative Committee, appointed by the Company’s board of directors, may grant both stock options and restricted stock awards to employees, officers, non-employee directors, and consultants and such options may be designated as incentive or non-qualified stock options at the discretion of the Administrative Committee. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock and provides for the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 8,000,000 shares. Annual increases are to be added on the first day of each fiscal year beginning on January 1, 2004 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company). As a result of this provision, the authorized number of shares available under this Plan was increased by 1,013,953 to 5,013,953 on January 1, 2004 and by 1,274,948 to 6,288,901 on January 1, 2005 and by 1,972,526 to 8,261,427 on January 1, 2006, and by 1,969,742 to 10,231,169 on January 1, 2007. The Company issues new shares and reissues treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4 year period.

In connection with the Enhance Interactive acquisition, the Company granted 1,250,000 options to purchase Class B common stock at an exercise price of $0.75 per share to employees of Enhance Interactive. The options were not accounted for as purchase consideration as they were contingent upon the employees signing employment agreements with the Company. A total of 416,667 of these options were vested upon issuance. The remaining 833,333 shares vested in one-third increments at the end of each year over a 3 year period.

The merger agreement required 125,000 of the 416,667 vested options be held in escrow as security for the indemnification obligations under the merger agreement. While in escrow, these options were not exercisable and were subject to forfeiture. These options were accounted for as variable awards because they were subject to forfeiture, until the expiration of the escrow period on February 28, 2004. In accounting for variable awards, compensation cost was measured each period as the amount by which the then fair market value of the stock exceeded the exercise price. Changes, either increases or decreases, in the fair value of those awards between the date of grant and the measurement date resulted in a change in the measure of compensation for the award.

During the period from January 17, 2003 (inception) to December 31, 2003, the Company granted certain options including those discussed above with exercise prices less than the then current fair market value. As a result, the Company recorded total deferred compensation expense of approximately $2,104,000, excluding the variable awards noted above. Through December 31, 2005, the Company recognized compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). The Company did not grant any options with exercise prices less than the then current market value during 2004, 2005 and 2006.

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

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. The Company began applying SFAS 123R as of January 1, 2006, using the modified prospective application method. As a result, the Company’s consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards estimated in accordance with the pro forma provisions of SFAS 123. Under the modified prospective application method, the Company’s consolidated financial statements for periods prior to the first quarter of 2006 have not been restated. Upon adoption of SFAS 123R, the Company recognized a one-time gain from the cumulative effect of a change in accounting principle, net of tax, of $151,000 based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company had recorded forfeitures as incurred.

Under SFAS 123R, the Company recognizes stock-based compensation expense using the straight-line method for all stock awards issued after January 1, 2006, which results in the recognition of less stock-based compensation expense over at least the next several years compared to that which would have been recognized had the Company continued to use the accelerated method.

SFAS 123R requires that the deferred stock-based compensation on the Company’s balance sheet on the date of adoption be netted against paid-in capital. On January 1, 2006, the Company netted approximately $3.0 million of the outstanding deferred stock-based compensation against paid-in capital on the balance sheet.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The per share fair value of stock options granted during years ended December 31, 2004, 2005 and 2006 was determined on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2004	2005	2006
Expected life (in years)	4.0	4.0	4.0
Risk-free interest rate	4.25% to 4.75%	3.69% to 4.36%	4.60% to 5.12%
Expected volatility	85% to 102%	58% to 61%	53% to 58%
Weighted average expected volatility	71%	59%	56%
Expected dividend yield	0%	0%	0% to 0.6%

For years ended December 31, 2004, 2005 and 2006, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. Through the period ending September 30, 2006, the Company had never paid any cash dividends on the Company’s Class B common stock. Accordingly, through the period ended September 30, 2006, the Company used an expected dividend yield of zero. Beginning in the fourth quarter of 2006, the Company used an expected annual dividend yield of 0.6%, in consideration of the Company’s common stock dividend payments to commence in 2007.

Stock option activity during the period indicated is as follows:

	Options available for grant	Number of options outstanding	Weighted average exercise price of options outstanding	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2003	910,400	3,089,598	$2.71
Increase to option pool January 1, 2004	1,013,953	—
Granted equal to or above fair value	(1,683,200)	1,683,200	11.54
Options exercised	—	(159,622)	1.20
Options cancelled	203,608	(203,608)	4.36

Balance at December 31, 2004	444,761	4,409,568	6.06	8.82	$65,891,682
Increase to option pool January 1, 2005	1,274,948	—
Granted equal to or above fair value	(1,959,225)	1,959,225	16.47
Options exercised	—	(618,336)	3.20
Options cancelled	335,525	(335,525)	11.92

Balance at December 31, 2005	96,009	5,414,932	9.79	8.45	$68,779,953
Increase to option pool January 1, 2006	1,972,526	—
Granted equal to or above fair value	(1,790,725)	1,790,727	17.90
Options exercised	—	(657,087)	3.56
Options cancelled	866,390	(866,390)	14.04
Options forfeited	21,777	(21,777)	10.26

Balance at December 31, 2006	1,165,977	5,660,405	$12.38	8.08	$18,124,479

Options exercisable at December 31, 2006	—	2,178,681	$7.62	7.12	$14,159,600

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2006:

Options Outstanding				Options Exercisable
Range of exercise prices per share	Number Outstanding	Average remaining contractual life (in years)	Weighted Average Exercise price per share	Number exercisable	Weighted average exercise price per share
$0.75	575,601	6.15	$0.75	529,601	$0.75
$3.00	567,950	6.36	3.00	446,700	3.00
$6.50 – $9.15	611,710	6.98	6.78	376,751	6.70
$9.23 – $12.75	643,739	7.75	12.40	317,971	12.40
$12.76 – $12.93	646,000	9.87	12.93	12,500	12.76
$13.02 – $15.52	785,929	8.76	15.06	215,196	15.04
$15.54 – $17.00	590,776	8.88	16.41	127,781	16.39
$17.05 – $21.27	566,075	8.57	18.92	124,705	18.47
$21.36 – $22.76	634,225	8.89	22.52	27,251	21.96
$23.28 – $25.13	38,400	9.09	24.05	225	25.13

	5,660,405	8.08	$12.38	2,178,681	$7.62

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2004	2005	2006
Weighted average fair value of options granted	$7.59	$8.09	$8.47
Intrinsic value of options exercised	$1,680,000	$9,685,000	$9,526,000
Total fair value of restricted stock vested	$244,000	$481,000	$2,475,000

At December 31, 2006, there was $15.0 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.52 years.

During the years ended December 31, 2004, 2005 and 2006, gross proceeds recognized from the exercise of stock options was approximately $191,000, $2.2 million and $2.3 million, respectively. The tax benefit realized from the exercise of options during the years ended December 31, 2004, 2005 and 2006 was approximately $444,000, $3.2 million and $2.8 million, respectively.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted stock activity for the years ended December 31, 2004, 2005 and 2006 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2003	108,432	$6.75
Vested	(36,144)	6.75

Unvested at December 31, 2004	72,288	6.75
Granted	389,313	16.92
Vested	(44,808)	10.74
Canceled	(151,382)	13.84

Unvested at December 31, 2005	265,411	16.95
Granted	192,631	19.13
Vested	(141,384)	17.51
Canceled	(64,192)	16.98

Unvested at December 31, 2006	252,466	$18.29

The Company issues restricted stock to employees for future services in connection with acquisitions. Through December 31, 2005, in accordance with the accelerated vesting methodology under FIN 28, the Company amortized the stock-based compensation related to the restricted stock awards as compensation expense over the associated employment periods over which the shares vest. The graded vesting schedules generally range from 2.5 to 3 years. For all awards granted prior to January 1, 2006, the Company will continue amortizing the stock-based compensation related to the unvested stock awards as compensation expense over the associated employment periods over which the shares vest in accordance with the accelerated vesting methodology under FIN 28. The Company issued 192,631 shares of restricted shares to employees for future services in connection with acquisitions completed in 2006. The restricted shares issued in 2006 will be accounted for under SFAS 123R using the straight-line method net of estimated forfeitures.

As of December 31, 2006, there was $3.7 million of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.06 years. The total fair value of restricted stock awards vested during years ended December 31, 2004, 2005, and 2006 was $244,000, $481,000 and $2.5 million, respectively. The Company realized a tax benefit in the years ended December 31, 2004, 2005, and 2006 related to the vesting of restricted shares of approximately $148,000, $271,000, and $383,000. In October 2006, the compensation committee of the Company’s board of directors resolved to approve effective January 1, 2007 grants to certain executives of 2.3 million of restricted Class B common stock which vest over a six year period. Stock-based compensation expense will be recognized over the vesting period of these grants.

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R and SFAS 123:

	Years ended December 31,
	2004	2005	2006
Stock-based compensation:
Total stock-based compensation included in net income (loss)	$891,000	$1,972,000	$12,791,000
Income tax benefit related to stock-based compensation included in net income (loss)	$122,000	$383,000	$1,568,000

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In accordance with the methodology described in SFAS 123R, $189,000 of stock-based compensation expense related to stock options was capitalized as part of internally developed software during the year ended December 31, 2006.

The following table presents the impact of our adoption of SFAS 123R on selected line items from the Company’s consolidated financial statements for the years ended December 31, 2006:

	Year ended December 31, 2006
	As reported under SFAS 123R	If reported under APB 25
Condensed consolidated statement of operations:
Income from operations	$551,860	$9,769,515
Income before provision for income taxes	$3,695,223	$12,912,879
Income (loss) before cumulative effect of a change in accounting principle	$(594,978)	$7,416,380
Net income applicable to common shareholders	$2,753,704	$10,613,721

Net income (loss) per share applicable to common shareholders
Basic	$0.07	$0.28
Diluted	$(0.04)	$0.15

Condensed consolidated statement of cash flows:
Net cash provided by operating activities	$30,779,279	$33,270,889
Net cash used by financing activities	$(24,239,469)	$(26,731,079)

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for stock-based compensation. The following table illustrates the effect on net income for the years ended December 31, 2004, and 2005, if the fair-value-based method of SFAS 123 had been applied to all outstanding awards in the prior period.

	Years ended December 31,
	2004	2005
Net income (loss) applicable to common stockholders:
As reported	$(1,153,523)	$1,502,026
Add: stock based employee compensation expense included in reported net income (loss), net of related tax effect	768,766	1,588,613
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(4,510,223)	(10,036,580)

Pro forma net loss applicable to common stockholders	$(4,894,980)	$(6,945,941)

Net income (loss) per share applicable to common stockholders:
As reported (basic and diluted)	$(0.05)	$0.04
Pro forma (basic and diluted)	$(0.22)	$(0.20)

(e) Employee Stock Purchase Plan

On February 15, 2004, the Company’s board of directors and stockholders approved the 2004 Employee Stock Purchase Plan, which became effective on March 30, 2004. The Company has authorized an aggregate of 300,000 shares of Class B common stock for issuance under the plan to participating employees.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 Employee Stock Purchase Plan to provide that effective January 1, 2006 eligible participants may purchase the Company’s Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period. During the year ended December 31, 2006, 4,486 shares were purchased at prices ranging from $12.71 to $18.28 per share. At December 31, 2006, approximately 251,000 shares were available under the purchase plan for future issuance.

(7) Contingencies, Acquisition Earn-out Considerations, and Taxes

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

(b) Acquisition Earn-out Considerations

On February 28, 2003, the Company acquired 100% of the outstanding stock of eFamily.com, Inc. and ah-ha.com, Inc., its wholly-owned operating subsidiary, based in Provo, Utah. ah-ha.com, Inc. was renamed Enhance Interactive, Inc. in December 2003. The aggregate cash consideration, including acquisition costs to acquire Enhance Interactive was approximately $15.1 million. The purchase price excluded earnings-based contingent payments that depended upon the achievement of certain earnings thresholds in calendar years 2003 and 2004 of the acquired business. The thresholds had been achieved for the calendar years 2003 and 2004 and the contingent earn-out consideration payments were recorded as additional goodwill of $3.2 million and $5.7 million as of December 31, 2003 and 2004, respectively. Subsequent to December 31, 2004, no additional obligations exist related to the stockholder earn-out consideration.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(c) Taxes

From time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to its financial statements.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The following summarizes the estimated fair value of the assets acquired at the date of acquisition:

Current assets	$45,808
Intangible assets	52,948,941
Goodwill	111,070,858

Total assets acquired	$164,065,607

In connection with the acquisition, $24.6 million of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration. The escrow agent is holding the balance of the escrow amount pending a determination related to potential indemnification obligations. In the event any indemnification obligations are so determined, the purchase price will be reduced accordingly. A net amount of $357,000 was released from escrow in March 2006 in satisfaction of certain intangible asset indemnification obligations. This amount was reflected as an adjustment to goodwill in 2006.

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

(11) Pike Street Industries Asset Acquisition

On April 26, 2005, the Company acquired certain assets of Pike Street, an online yellow pages and lead generation provider for local merchants. The purchase price consideration consisted of:

•	$12.8 million in cash and acquisition costs; plus

•	242,748 shares of Class B common stock; plus

•	212,404 shares of restricted Class B common stock that vest over a period of 3 years.

The Company accounted for the Pike Street asset acquisition as a business combination and as a result of the acquisition, acquired additional sources of proprietary targeted traffic.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $4.1 million. The shares of restricted Class B common stock were valued at $16.85 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.6 million. The shares of restricted Class B common stock were issued to the former stockholders of Pike Street who became employees of the Company. The shares vest over a period of three years from the closing date, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. As part of employment agreements entered into with these former stockholders of Pike Street, a deferred stock-based compensation charge of approximately $3.6 million was recorded in connection with the 212,404 shares of restricted Class B common stock. The deferred stock-based compensation, net of forfeitures, is being amortized using the accelerated vesting method as stock-based compensation expense over the associated three-year employment periods over which those shares vest. During 2005, a forfeiture by an employee of shares of restricted stock resulted in the Company recording a net stock-based compensation cost of approximately $887,000 from the acquisition date through December 31, 2005. The outstanding balance of the deferred stock-based compensation as of January 1, 2006 was netted against additional paid-in capital upon the adoption of SFAS 123R.

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

(12) IndustryBrains Acquisition

On July 27, 2005, the Company acquired IndustryBrains, a company focused on monetizing Web sites through contextual advertising solutions, for the following purchase price consideration:

•	$16.1 million in net cash and acquisition costs; plus

•	788,046 shares of Class B common stock; plus

•	176,909 shares of restricted Class B common stock that vest over a two and one-half years.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The shares of restricted Class B common stock were valued at $17.00 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $3.0 million. The shares of restricted Class B common stock were issued to employee stockholders of IndustryBrains who became employees of the Company. The shares vest over a period of two and one-half years from the closing date, with the first 33.34% vesting after ten months and each additional 33.33% vesting each successive ten month period over the next twenty months. As part of employment agreements entered into with these former stockholders of IndustryBrains, a deferred stock-based compensation charge of approximately $3.0 million was recorded in connection with the 176,909 shares of restricted Class B common stock. The deferred stock-based compensation, net of estimated forfeitures, is being amortized using the accelerated vesting method as stock-based compensation expense over the associated three-year employment periods over which those shares vest. The outstanding balance of the deferred stock-based compensation as of January 1, 2006 was netted against additional paid-in capital upon the adoption of SFAS 123R.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $3.9 million. The shares of restricted Class B common stock were valued at $21.39 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $1.7 million. The 78,129 shares of restricted Class B common stock were issued to the former equityholder of AreaConnect who became an employee of the Company. The shares vest over a period of three years from the closing date, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. These restricted shares was valued at approximately $1.7 million and will be amortized on a straight-line basis as stock-based compensation expense, net of estimated forfeitures, over the associated three-year employment period over which those shares vest.

The Company did not assume any other obligations with respect to AreaConnect as part of this asset acquisition.

The following summarizes the preliminary estimated fair value of the assets acquired at the date of acquisition:

Intangible assets	$3,520,000
Goodwill	12,648,882

Total assets acquired	$16,168,882

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

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $5.0 million. The shares of restricted Class B common stock were valued at $17.58 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $2.0 million. The shares of restricted Class B common stock were issued to certain former equityholders of Open List who became employees of the Company. The shares vest over a period of two and one-half years from the closing date, with the first 20.0% vesting after six months and each additional 20.0% vesting each successive 6-month period over the next twenty-four months. These restricted shares were valued at approximately $2.0 million and will be amortized on a straight-line basis as stock-based compensation expense, net of estimated forfeitures, over the associated two and one-half employment periods over which those shares vest.

The Company did not assume any other obligations with respect to Open List as part of this asset acquisition.

The following summarizes the preliminary estimated fair value of the assets acquired at the date of acquisition:

Property and equipment	$10,000
Intangible assets	3,520,000
Goodwill	7,833,629

Total assets acquired	$11,363,629

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

(15) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Merchant advertiser customer base	$7,000,000	$(2,344,194)	$4,655,806
Distribution partner base	3,100,000	(1,800,357)	1,299,643
Non-compete agreements	9,100,000	(4,552,292)	4,547,708
Trademarks/domains	46,979,732	(10,049,857)	36,929,875
Acquired technology	11,400,000	(7,486,088)	3,913,912

	$77,579,732	$(26,232,788)	$51,346,944

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Merchant advertiser customer base	$8,900,000	$(4,980,251)	$3,919,749
Distribution partner base	3,100,000	(2,496,057)	603,943
Non-compete agreements	9,900,000	(8,484,192)	1,415,808
Trademarks/domains	44,557,779	(19,467,492)	25,090,287
Acquired technology	15,700,000	(9,994,217)	5,705,783

	$82,157,779	$(45,422,209)	$36,735,570

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Aggregate amortization expense incurred by the Company for the years ended December 31, 2004, 2005 and 2006, was approximately $5.0 million, $18.4 million and $20.5 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $16.4 million in 2007, $12.1 million in 2008, $4.0 million in 2009, $2.4 million in 2010, and $1.8 million in 2011 and thereafter.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(16) Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 are as follows:

Balance as of December 31, 2004	$32,375,966
Name Development asset acquisition	111,443,418
Pike Street Industries asset acquisition	11,827,967
IndustryBrains acquisition	25,018,206
Other	(28,481)

Balance as of December 31, 2005	$180,637,076
Name Development consideration adjustment	(372,560)
AreaConnect asset acquisition	12,648,882
Open List asset acquisition	7,833,629
Other	(8,929)

Balance as of December 31, 2006	$200,738,098

(17) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	As of December 31,
	2005	2006
Internet domain names	$13,407,166	$14,458,880
Less accumulated amortization	(2,327,978)	(5,061,457)

Other intangible assets, net	11,079,188	9,397,422
Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(1,128,826)	(2,414,541)

License fee, net	3,371,174	2,085,459
Restricted cash	800,000	800,000
Registration fees, net	—	819,373
Other	197,142	216,546

Total intangibles and other assets, net	$15,447,504	$13,318,801

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $2.7 million in 2007, $2.2 million in 2008, $1.7 million in 2009, $1.3 million in 2010 and $1.4 million and thereafter. There were domains held for sale valued at approximately $300,000 and $121,000 under prepaid expenses and other current assets as of December 31, 2005 and 2006, respectively, which are no longer being amortized.

In 2005, the Company entered into a license agreement with an advertising partner with respect to certain of such advertising partner’s patents, pursuant to which the Company paid $4.5 million in an upfront payment (and

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

an additional $674,000 in certain circumstances) and a contingent royalty based upon a discounted rate of 3% (3.75% under certain circumstances) of certain of the Company’s gross revenues payable on a quarterly basis through December 2016. The upfront license fee was capitalized and is being amortized ratably over 42 months.

(18) Pro Forma Results of Operations—Name Development, Pike Street, IndustryBrains, AreaConnect and Open List (Unaudited)

The following table presents pro forma results of operations for the year ended December 31, 2006 as if the AreaConnect and Open List asset acquisitions occurred as of January 1, 2006. The pro forma results of operations for the year ended December 31, 2006 combine: (1) the historical results of operations of the Company for the year ended December 31, 2006; and (2) AreaConnect’s historical results of operations for the pre-acquisition period from January 1, 2006 to April 30, 2006; and (3) Open List’s historical results of operations for the pre-acquisition period from January 1, 2006 to May 25, 2006. The following table presents pro forma results of operations for the year ended December 31, 2005 as if the IndustryBrains acquisition and the Name Development, Pike Street, AreaConnect and Open List asset acquisitions occurred as of January 1, 2005. The pro forma results of operations for the year ended December 31, 2005 combine: (1) the historical results of operations of the Company for the year ended December 31, 2005; (2) Name Development’s historical results of operations for the pre-acquisition period from January 1, 2005 to February 13, 2005; (3) an offering of only that number of shares of Class B common stock and preferred stock as necessary to consummate the Name Development asset acquisition for the period January 1, 2005 through February 13, 2005; (4) Pike Street’s historical results of operations for the pre-acquisition period from January 1, 2005 to April 25, 2005; (5) IndustryBrains’ historical results of operations for the pre-acquisition period from January 1, 2005 to July 26, 2005; and (6) AreaConnect’s and Open List’s pre-acquisition historical results of operations for the year ended December 31, 2005. Forfeitures by employees of shares of restricted stock related to certain asset acquisitions occurred during 2005 and 2006 which resulted in the Company recording no compensation expense related to these forfeited shares in the historical results of the Company or pro forma results of operations for the years ended December 31, 2005 and 2006. The Company has used statutory tax rates in effect during the years ended December 31, 2005 and 2006 to calculate the tax effects of the pro forma adjustments in determining the pro forma results of operations for each of the periods presented.

	Years ended December 31,
	2005	2006
Revenue	$106,338,805	$128,543,402
Net loss	(633,288)	(1,944,097)
Net income (loss) applicable to common stockholders	(3,335,943)	1,253,244
Net loss per share applicable to common stockholders:
Basic net income (loss) per share	$(0.09)	$0.03
Basic net loss per share	$(0.09)	$(0.08)

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at January 1, 2005 or at January 1, 2006, nor is it necessarily indicative of results that may occur in the future.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(b) Report of the registered public accounting firm

The report of KPMG LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K and is incorporated herein by reference.

(c) Changes in Internal Controls

During the quarter ended December 31, 2006, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can not provide absolute assurance of achieving the desired control objectives.

In addition, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2007 annual meeting of stockholders (the “2007 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2006.

Our Code of Ethics for our Chief Executive Officer and Senior Financial Officers is available on our website, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item may be found in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2005 and 2006;

•	Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006;

•	Consolidated Statements of Cash Flow for the years ended December 31, 2004, 2005 and 2006; and

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15 (a) (1) above.

3.	We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 16, 2007.

MARCHEX, INC.

By:	/s/ MICHAEL A. ARENDS
Michael A. Arends Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Russell C. Horowitz and Michael A. Arends, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/S/ RUSSELL C. HOROWITZ Russell C. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/S/ MICHAEL A. ARENDS Michael A. Arends Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/S/ JOHN KEISTER John Keister President, Chief Operating Officer and Director	March 16, 2007

/S/ DENNIS CLINE Dennis Cline Director	March 16, 2007

/S/ JONATHAN FRAM Jonathan Fram Director	March 16, 2007

/S/ ANNE DEVEREUX Anne Devereux Director	March 16, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among the Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated as of July 21, 2004, by and among the Registrant, Project TPS, Inc., goClick.com, Inc and the Sole Stockholder of goClick.com, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004 and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and among the Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004 and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated as of April 26, 2005, by and among the Registrant, Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2006 and incorporated herein by reference).

2.6	Agreement and Plan of Merger, dated as of July 27, 2005, by and among the Registrant, Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2006 and incorporated herein by reference).

2.7	Asset Purchase Agreement, dated as of May 1, 2006, by and among the Registrant, MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2006 and incorporated herein by reference).

2.8	Asset Purchase Agreement, dated as of May 26, 2006, by and among the Registrant, MDNH, Inc., OpenList, Inc., Brian Harriman, the stockholders of OpenList, Inc., and with respect to the Articles VI and XI only, Brad Gerstner as stockholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2006 and incorporated herein by reference).

†2.9	Cash Repurchase Agreement, dated as of December 5, 2006, by and between the Registrant and Piper Jaffray & Co.

3.1	Certificate of Incorporation of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of the Registrant (Filed with Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

Exhibit Number	Description of Document

3.3	Preferred Stock Certificate of Designations (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2005 and incorporated herein by reference; provided, however, that the Registrant does not incorporate by reference any information contained in, or exhibits submitted on, a Form 8-K that was expressly furnished and not filed).

3.4	By-laws of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (Filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004 and incorporated herein by reference).

4.2	Specimen stock certificate representing shares of 4.75% Convertible Exchangeable Preferred Stock of the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on February 4, 2005 and incorporated herein by reference).

4.3	Representative’s Warrant Agreement for Sanders Morris Harris Inc. (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

4.4	Representative’s Warrant Agreement for National Securities Corporation (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

4.5	Indenture (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on February 4, 2005 and incorporated herein by reference).

*10.1	Amended and Restated 2003 Stock Incentive Plan (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.2	Sublease Assignment and Assumption Agreement, dated as of January 18, 2003, by and between Marrch Holdings, LLC, the Registrant and Ecology and Environment, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.3	Office Lease, dated as of September 5, 2003, by and between the Registrant and Selig Real Estate Holdings Five (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.4	Sublease, dated as of March 13, 2000, by and between MyFamily.com, Inc. and ah-ha.com, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.5	Indenture of Lease, dated as of August 31, 2001, by and between A&A Properties, N.W., L.L.C. and Sitewise Marketing, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.6	Sublease, dated as of June 1, 2003, by and between Radiant Marketing Solutions, Inc., as sublessor, and Sitewise Marketing, Inc., as sublessee, and Jerry Wiant and Bruce Fabbri, as guarantors (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.7	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

Exhibit Number	Description of Document

*10.8	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

*10.9	2004 Employee Stock Purchase Plan (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.10	Letter of Intent, dated as of February 11, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.11	Sublease, dated as of March 1, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.12	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.13	Sublease Agreement, dated September 9, 2004, by and between Registrant and G. Russell Knobel and Associates, Inc. (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004 and incorporated herein by reference).

10.14	Commercial Lease, entered into as of September 14, 2004, by and between Registrant and TrafficLeader, Inc. and A&A Properties Northwest (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004 and incorporated herein by reference).

10.15	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.16	Overture Master Agreement, effective February 14, 2005, by and between Overture Services, Inc., Overture Search Services (Ireland) Limited and MDNH, Inc. (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.17	Master Services Terms and Conditions for Agencies and Resellers, dated effective as of September 14, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.18	Amendment to the Master Services Terms and Conditions for Agencies and Resellers, dated as of November 23, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

*10.19	2004 Employee Stock Purchase Plan, as amended on December 8, 2005 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005 and incorporated herein by reference).

*10.20	Marchex, Inc. Annual Incentive Plan (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

Exhibit Number	Description of Document

*10.21	Form of Restricted Stock Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

*10.22	Form of Retention Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K).

†31(i)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

†31(ii)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

†32.1	Certification of CEO pursuant to Section 1350.

†32.2	Certification of CFO pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith