Form 10-Q
period 2007-03-31
MARCHEX INC
filed 2007-05-10
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 9, 2007
Class A common stock, par value $.01	11,659,216
Class B common stock, par value $.01	30,351,860

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2006	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$46,105,827	$59,066,957
Accounts receivable, net	22,035,343	18,904,030
Prepaid expenses and other current assets	2,221,550	1,768,818
Refundable taxes	1,837,166	2,434,383
Deferred tax assets	670,624	489,827

Total current assets	72,870,510	82,664,015
Property and equipment, net	7,280,075	8,050,690
Deferred tax assets	2,444,782	3,816,267
Intangible and other assets, net	13,318,801	11,575,234
Goodwill	200,738,098	195,709,714
Intangible assets from acquisitions, net	36,735,570	31,986,245

Total assets	$333,387,836	$333,802,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,739,231	$10,610,630
Accrued expenses and other current liabilities	2,913,152	2,309,130
Deferred revenue	2,430,644	2,464,308

Total current liabilities	16,083,027	15,384,068
Other non-current liabilities	91,907	83,435

Total liabilities	16,174,934	15,467,503

Commitments, contingencies, and subsequent events

Stockholders’ equity:
Convertible preferred stock	2,342,884	1,664,827
Class A common stock	119,217	119,217
Class B common stock	276,361	301,895
Additional paid-in capital	320,607,113	321,960,836
Accumulated deficit	(6,132,673)	(5,712,113)

Total stockholders’ equity	317,212,902	318,334,662

Total liabilities and stockholders’ equity	$333,387,836	$333,802,165

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2006	2007
Revenue	$31,112,325	$34,223,401

Expenses:
Service costs (1), (2)	14,851,949	15,241,228
Sales and marketing (1), (2)	5,866,684	7,509,921
Product development (1), (2)	2,227,024	2,597,656
General and administrative (1), (2)	3,409,508	4,180,775
Amortization of intangible assets from acquisitions (3)	4,870,673	4,523,134

Total operating expenses	31,225,838	34,052,714
Gain (loss) on sales and disposals of intangible assets, net	179,208	32,264

Income from operations	65,695	202,951
Other income (expense):
Interest income	738,356	708,495
Interest expense	(2,211)	(1,792)
Other	(1,863)	5,284

Total other income	734,282	711,987

Income before provision for income taxes	799,977	914,938
Income tax expense	653,648	473,788

Income before cumulative effect of change in accounting principle	146,329	441,150
Cumulative effect of a change in accounting principle, net of tax	151,341	—

Net income	297,670	441,150
Convertible preferred stock dividends, conversion payment, and discount on preferred stock redemption, net	1,493,935	(106,548)

Net income (loss) applicable to common stockholders	$(1,196,265)	$547,698

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.03)	$0.01
Shares used to calculate basic net income (loss) per share applicable to common stockholders	37,124,298	39,165,916
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	37,124,298	40,417,741
(1) Excludes amortization of intangible assets from acquisitions
(2) Includes stock-based compensation as follows:
Service costs	$236,211	$118,535
Sales and marketing	$1,047,271	372,358
Product development	$735,187	489,252
General and administrative	$1,502,074	1,907,069

Total	$3,520,743	$2,887,214

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$3,370,673	$3,222,866
Sales and marketing	$520,833	715,000
General and administrative	$979,167	585,268

Total	$4,870,673	$4,523,134

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net income	$297,670	$441,150
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	(151,341)	—
Amortization and depreciation	6,168,901	6,424,156
Facility relocation recoveries	(17,643)	—
Gain (loss) on sales of fixed assets	1,863	(5,284)
Gain (loss) on sales and disposals of intangible assets, net	(179,208)	(32,264)
Allowance for doubtful accounts and merchant advertiser credits	174,751	(223,930)
Stock-based compensation	3,520,743	2,887,214
Deferred income taxes	(733,150)	(1,190,688)
Excess tax benefit related to stock options	(1,477,965)	(1,492,991)
Change in certain assets and liabilities, net of acquisition:
Trade accounts receivable, net	629,559	3,355,244
Refundable taxes	1,503,097	1,172,938
Prepaid expenses, other current assets, and restricted cash	(503,201)	1,036,845
Accounts payable	92,033	(105,379)
Accrued expenses and other current liabilities	125,231	181,826
Deferred revenue	(25,507)	32,926
Other non current liabilities	4,266	(3,641)

Net cash provided by operating activities	9,430,099	12,478,122
Cash flows from investing activities:
Purchases of property and equipment	(1,521,974)	(1,584,057)
Cash paid, net of recoveries, for acquisitions	371,850	(375)
Proceeds from sales of property and equipment	2,170	17,794
Proceeds from sales of intangible assets	613,955	155,006
Increase in other non current assets	(281,128)	(93,775)

Net cash used in investing activities	(815,127)	(1,505,407)
Cash flows from financing activities:
Capital lease obligation principal paid	(2,611)	(3,536)
Excess tax benefit related to stock options	1,477,965	1,492,991
Preferred stock dividends and conversion payment	(1,632,441)	(20,591)
Preferred stock buy back	—	(555,113)
Common stock dividends	—	(831,973)
Proceeds from exercises of stock options	952,910	1,872,390
Proceeds from employee stock purchase plan	23,197	34,247

Net cash provided by financing activities	819,020	1,988,415

Net increase in cash and cash equivalents	9,433,992	12,961,130
Cash and cash equivalents at beginning of period	63,090,941	46,105,827

Cash and cash equivalents at end of period	$72,524,933	$59,066,957

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a technology driven search and media company focused on vertical and local online traffic. Specifically, the Company focuses on search marketing, local search, and operating a proprietary network of Web sites. The Company’s platform of integrated performance-based advertising and search marketing services enables merchants to efficiently market and sell their products and services across multiple online distribution channels, including search engines, product shopping engines, directories and selected Web sites.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or for any other period. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

The condensed consolidated financial statements include the accounts of Marchex and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of the date of acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior year to conform to the current year presentation.

The Company’s condensed consolidated financial statements presented include the balance sheets as of December 31, 2006 and March 31, 2007, the consolidated statements of operations for the three months ended March 31, 2006 and 2007, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2007.

Acquisitions

The Company has completed the following acquisitions since January 1, 2006 and has accounted for them as business combinations:

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-R (SFAS 123R), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock issued to Employees. The adoption of SFAS 123R had a material impact on the Company’s consolidated financial statements. See Note 3—Stock-based Compensation Plans for further information regarding the Company’s adoption of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to application of SFAS 123R. In accordance with SAB 107, the Company presents stock-based compensation in the same lines as compensation paid to the same individuals on the consolidated statements of operations.

Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Three Months Ended March 31,
	2006	2007
Proprietary Traffic Sources	$11,301,167	$15,115,924
Partner and Other Revenue Sources	19,811,158	19,107,477

Total Revenue	$31,112,325	$34,223,401

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s proprietary traffic revenues are generated from the Company’s proprietary network of Web sites which are monetized with pay-per-click, cost-per-action listings and graphical ad units that are relevant to the Web sites. When an online user navigates to one of the Company’s owned and operated Web sites and clicks on a particular listing or completes the specified action, the Company receives a fee.

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

SFAS 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. From inception through December 31, 2005, the Company applied the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Based Compensation Plans

The per share fair value of stock options granted during the three months ended March 31, 2007 was determined on the date of grant using the Black Scholes option-pricing model with the following assumptions:

2007
Expected life (in years)	4.0
Risk-free interest rate	4.54%
Expected volatility	52%
Expected dividend yield	0.6%

Stock option activity during the three months ended March 31, 2007 is summarized as follows:

	Options available for grant	Number of options outstanding	Weighted average exercise price of options outstanding	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2006	1,165,977	5,660,405	$12.38	8.08	$18,124,479
Increase to option pool January 1, 2007	1,969,742
Granted equal to or above fair value	(137,700)	137,700	$13.20
Options exercised		(556,565)	$3.30
Options canceled	313,751	(313,751)	$15.24
Options forfeited	32,843	(32,843)	$15.54

Balance at March 31, 2007	3,344,613	4,894,946	$13.22	7.46	$17,411,591

Restricted Stock activity during the three months ended March 31, 2007 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	252,466	$18.92
Granted	2,300,000	$13.38
Vested	(58,594)	$17.00
Canceled	(752)	$17.00

Unvested at March 31, 2007	2,493,120	$13.79

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2006, the compensation committee of the Company’s board of directors resolved to approve effective January 1, 2007 grants to certain executives of 2.3 million of restricted Class B common stock which vest over a six year period. Stock-based compensation expense will be recognized over the vesting period of these grants.

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R during the three months ended March 31, 2006 and 2007:

	2006	2007
Stock-based compensation:
Total stock-based compensation included in net income (loss)	$3,521,000	$2,887,000
Income tax benefit related to stock-based compensation included in net income (loss)	$453,000	$747,000

(4)	Net Income (Loss) Per Share

The Company’s basic and diluted net income (loss) per share is presented for the three months ended March 31, 2006 and 2007. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive net income (loss) per share includes the cumulative effective of change in accounting principle, net of tax and excludes convertible stock dividends, conversion payment and discount on redemption of preferred stock and includes shares that the preferred stock is convertible into if the result is dilutive.

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic and diluted net income (loss) per share for the periods ended:

	For the three months ended March 31,
	2006	2007
Numerator:
Net income before cumulative effect of change in accounting principle	$146,329	$441,150
Cumulative effect of change in accounting principle, net of taxes	151,341	—
Convertible preferred stock dividends and conversion payment	(1,493,935)	(16,396)
Discount on redemption of preferred stock	—	122,944

Net income (loss) applicable to common stockholders	$(1,196,265)	$547,698

Denominator:
Weighted average number of shares outstanding excluding unvested common shares subject to repurchase or cancellation	37,124,298	39,165,916

Basic net income (loss) per share applicable to common stockholders	$(0.03)	$0.01

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the Company’s reported net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended:

	For the three months ended March 31,
	2006	2007
Numerator:
Net income before cumulative effect of change in accounting principle	$146,329	$441,150
Cumulative effect of change in accounting principle, net of taxes	151,341	—
Convertible preferred stock dividends and conversion payment	(1,493,935)	(16,396)
Convertible preferred stock dividends on redeemed preferred stock	—	—

Net income (loss) applicable to common stockholders	$(1,196,265)	$424,754

Denominator:
Weighted average number of common shares outstanding excluding unvested common shares subject to repurchase or cancellation	37,124,298	39,165,916
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	1,250,221
Weighted average number of shares from assumed conversion of preferred stock redeemed	—	1,604

Weighted average number of shares to calculate diluted net income (loss) per share applicable	37,124,298	40,417,741

Diluted net income (loss) per share applicable to common stockholders	$(0.03)	$0.01

For the three months ended March 31, 2006, the net loss applicable to common stockholders used in computing basic net loss per share applicable to common stockholders included the cumulative effect of change in accounting principle, net of tax, related to the adoption of SFAS 123R on January 1, 2006, preferred stock dividends, and the conversion payment of approximately $970,000 related to the conversion of 80,848 preferred shares of the Company’s 4.75% convertible exchangeable preferred stock. For the three months ended March 31, 2006, the net loss applicable to common stockholders used in computing basic net loss per share was the same for computing diluted net loss per share.

For the three months ended March 31, 2007, the net income applicable to common stockholders used in computing basic net income per share applicable to common stockholders included the preferred stock dividends and the discount on the redemption of 2,825 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $123,000. The diluted net income applicable to common stockholders excluded the discount on the preferred stock redemption and any convertible stock dividends paid during the period on the redeemed shares. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $555,000. The weighted average number of shares used to calculate the diluted net income per share includes the weighted average number of shares from the assumed conversion of the redeemed preferred stock.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•

For the three months ended March 31, 2006 and 2007, 1,450,377 shares and 72,450 shares, respectively, issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•

For the three months ended March 31, 2006, outstanding options to acquire 5,692,168 shares of Class B common stock with a weighted average exercise price of $11.50 per share and for the three months ended March 31, 2007, outstanding options to acquire 1,976,887 shares of Class B common stock with a weighted average exercise price of $10.12 per share.

•	For the three months ended March 31, 2006, warrants to acquire 6,500 shares of Class B common stock at an exercise price of $8.45.

•

For the three months ended March 31, 2006, 265,410 shares of unvested Class B restricted common shares at March 31, 2006 issued to employees in connection with acquisitions. These shares were for future services that vest over periods ranging from two and one-half to three years. Unvested shares were excluded from the computation of basic net loss per share for the three months ended March 31, 2006.

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

There were no distribution partners representing more than 10% of consolidated revenue for the period ended March 31, 2006 and 2007.

There is one distribution partner who is also a merchant advertiser that represented approximately 28% and 39% of revenue for the three months ended March 31, 2006 and 2007, respectively. This same merchant advertiser represented approximately 41% and 47% of the outstanding accounts receivable balance at December 31, 2006 and March 31, 2007, respectively. There was one other merchant advertiser representing 11% of the outstanding receivable balance at March 31, 2007.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues by geographic region are as follows (in percentages):

	Three Months Ended March 31,
	2006	2007
United States	93%	97%
Canada	2%	1%
Other countries	5%	2%

	100%	100%

(7)	Property and Equipment

Property and equipment consisted of the following:

	As of December 31, 2006	As of March 31, 2007
Computer and other related equipment	$4,330,528	$5,155,092
Purchased and internally developed software	6,215,940	6,940,113
Furniture and fixtures	287,962	299,343
Leasehold improvements	128,512	130,584

	$10,962,942	$12,525,132
Less accumulated depreciation and amortization	(3,682,867)	(4,474,442)

Property and equipment, net	$7,280,075	$8,050,690

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.9 million and $1.0 million of internally developed software costs that had not commenced amortization as of December 31, 2006 and March 31, 2007, respectively.

Depreciation and amortization expense incurred by the Company was approximately $312,000 and $777,000 for the three months ended March 31, 2006 and 2007, respectively.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2007	16,878	1,047,848	1,003,465	2,068,191
2008	22,289	1,296,955	452,288	1,771,532
2009	19,601	1,110,524	114,202	1,244,327
2010	—	169,294	—	169,294

Total minimum payments	$58,768	$3,624,621	$1,569,955	$5,253,344
Less: amounts representing interest	(10,256)

Present value of lease obligation	48,512
Less current portion	(16,211)

Long-term portion	$32,301

Rent expense incurred by the Company was approximately $254,000 and $319,000 for the three months ended March 31, 2006 and 2007, respectively.

In connection with the closing of the Name Development asset acquisition in 2005, the Company entered into (i) a new master agreement with an advertising partner with respect to the Company’s network of Internet domain names, and (ii) a license agreement with the same partner with respect to certain of the partner’s patents, pursuant to which the Company paid $4.5 million in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based upon a discounted rate of 3% (3.75% under certain circumstances) of certain of the Company’s gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

The Company did not have any material amounts of unrecognized tax benefits as of the adoption date and March 31, 2007. Also, the Company did not have any material amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

The Company files U.S. federal, certain U.S states, and certain foreign tax returns. Generally, U.S. federal, U.S state, and foreign tax returns filed for years after 2003 are within the statue of limitations and remain subject to examination.

(10)	AreaConnect Asset Acquisition

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

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $3.9 million. The shares of restricted Class B common stock were valued at $21.39 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $1.7 million. The 78,129 shares of restricted Class B common stock were issued to the former equityholder of AreaConnect who became an employee of the Company. The shares vest over a period of three years from the closing date, with the first 16.67% vesting after six months and each additional 16.67% vesting each successive 6-month period over the next thirty months. These restricted shares were valued at approximately $1.7 million and will be amortized on a straight-line basis as stock-based compensation expense, net of estimated forfeitures, over the associated three-year employment period over which those shares vest.

The Company did not assume any other obligations with respect to AreaConnect as part of this asset acquisition.

The following summarizes the estimated fair value of the assets acquired at the date of acquisition:

Intangible assets	$3,520,000
Goodwill	12,648,882

Total assets acquired	$16,168,882

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The acquired intangible assets in the amount of $3.5 million have a weighted average useful life of approximately 2.6 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of a non-compete agreement with a value of approximately $400,000 (3-year weighted average useful life), domain names with a value of approximately $20,000 (3-year weighted average useful life), merchant advertiser customer base with a value of approximately $1.0 million (1.5-year weighted average useful life) and acquired technology with a value of approximately $2.1 million (3-year weighted average useful life). The goodwill of $12.7 million and the acquired intangible assets with a value of $3.5 million are deductible over 15 years for federal tax purposes.

(11)	Open List Asset Acquisition

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

The shares of Class B common stock, excluding the shares of restricted Class B common stock, were valued (for accounting purposes) at an aggregate amount of approximately $5.0 million. The shares of restricted Class B common stock were valued at $17.58 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $2.0 million. The shares of restricted Class B common stock were issued to certain former equityholders of Open List who became employees of the Company. The shares vest over a period of two and one-half years from the closing date, with the first 20.0% vesting after six months and each additional 20.0% vesting each successive 6-month period over the next twenty-four months. These restricted shares were valued at approximately $2.0 million and will be amortized on a straight-line basis as stock-based compensation expense, net of estimated forfeitures, over the associated two and one-half year employment periods over which those shares vest.

The Company did not assume any other obligations with respect to Open List as part of this asset acquisition.

The following summarizes the preliminary estimated fair value of the assets acquired at the date of acquisition:

Property and equipment	$10,000
Intangible assets	3,520,000
Goodwill	7,833,629

Total assets acquired	$11,363,629

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The acquired intangible assets in the amount of $3.5 million have a weighted average useful life of approximately 3.1 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of non-compete agreements with a value of approximately $400,000 (2-year weighted average useful life), domain names with a value of approximately $20,000 (3-year weighted average useful life), merchant advertiser customer base with a value of approximately $900,000 (2.5-year weighted average useful life) and acquired technology with a value of approximately $2.2 million (3.5-year weighted average useful life). The goodwill of $7.8 million and the acquired intangible assets with a value of $3.5 million are deductible over 15 years for federal tax purposes.

(12)	Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	December 31, 2006
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Merchant advertiser customer base	$8,900,000	$(4,980,251)	$3,919,749
Distribution partner base	3,100,000	(2,496,057)	603,943
Non-compete agreements	9,900,000	(8,484,192)	1,415,808
Trademarks/domains	44,557,779	(19,467,492)	25,090,287
Acquired technology	15,700,000	(9,994,217)	5,705,783

	$82,157,779	$(45,422,209)	$36,735,570

	March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Merchant advertiser customer base	$8,900,000	$(5,695,251)	$3,204,749
Distribution partner base	3,100,000	(2,629,391)	470,609
Non-compete agreements	9,900,000	(9,069,460)	830,540
Trademarks/domains	43,936,353	(21,437,980)	22,498,373
Acquired technology	15,700,000	(10,718,026)	4,981,974

	$81,536,353	$(49,550,108)	$31,986,245

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Aggregate amortization expense incurred by the Company for the three months ended March 31, 2006 and 2007, was approximately $4.9 million and $4.5 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $11.7 million for the remainder of 2007, $12.0 million in 2008, $4.1 million in 2009, $2.3 million in 2010, and $1.9 million in 2011 and thereafter.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)	Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

Balance as of December 31, 2006	$200,738,098
Name Development consideration adjustment	(5,028,384)

Balance as of March 31, 2007	$195,709,714

In connection with the Name Development Ltd asset acquisition in 2005, $24.6 million of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts were included as part of the purchase price consideration. A net amount of $357,000 was released from escrow in March 2006 in satisfaction of certain intangible asset indemnification obligations. This amount was reflected as an adjustment to goodwill in 2006. In 2007, in satisfaction of certain intangible asset indemnification obligations, a net amount of 250,000 Class B common shares were returned by the seller to the Company and reflected as a $5.0 million and $219,000 adjustment to goodwill and intangible assets, respectively, and the remaining balance in escrow was released to the seller. The share adjustment was based on the transaction per share value determined at acquisition.

(14)	Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	As of December 31, 2006	As of March 31, 2007
Internet domain names	$14,458,880	$14,564,472
Less accumulated amortization	(5,061,457)	(5,749,484)

Other intangible assets, net	9,397,422	8,814,988
Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(2,414,541)	(2,735,969)

License fee, net	2,085,459	1,764,031
Restricted cash	800,000	75,000
Registration fees, net	819,373	711,659
Other	216,546	209,556

Total intangibles and other assets, net	$13,318,801	$11,575,234

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $2.1 million for the remainder of 2007, $2.3 million in 2008, $1.7 million in 2009, $1.3 million in 2010, and $1.4 million in 2011 and thereafter. There were domains held for sale valued at approximately $121,000 and $5,500 under prepaid expenses and other current assets as of December 31, 2006 and March 31, 2007, respectively, which are no longer being amortized.

In 2005, the Company entered into a license agreement with an advertising partner with respect to certain of such advertising partner’s patents, pursuant to which the Company paid $4.5 million in an upfront payment (and

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an additional $674,000 in certain circumstances) and a contingent royalty based upon a discounted rate of 3% (3.75% under certain circumstances) of certain of the Company’s gross revenues payable on a quarterly basis through December 2016. The upfront license fee was capitalized and is being amortized ratably over 42 months.

(15)	Convertible Preferred Stock and Common Stock

In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted approximately 80,848 shares of the Company’s preferred stock into approximately 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. The $970,000 was reflected as preferred stock dividends, conversion payment, and discount on preferred stock redemption in the Company’s financial statements.

In January 2007, the Company repurchased 2,825 shares of preferred stock for a total cash expenditure of approximately $555,000. The Company recorded a discount on the preferred stock redemption of approximately $123,000 which is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. The $123,000 was reflected as preferred stock dividends, conversion payment, and discount on preferred stock redemption in the Company’s financial statements. Approximately 6,933 shares of preferred stock remain outstanding as of March 31, 2007.

In November 2006, we initiated a quarterly cash dividend at $0.02 per share of Class A common stock and Class B common stock which was paid on February 15, 2007 to stockholders of record as of the close of business on February 2, 2007. The aggregate quarterly dividend paid was approximately $832,000.

(16)	Subsequent Events

In April 2007, the Company subleased one of its office locations. In connection with the sublease, the Company accrued for lease and related costs of approximately $110,000 for the estimated future obligations of non-cancelable lease and other costs related to the office during the quarter ending June 30, 2007. The lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, the estimates may be adjusted in future periods.

In April 2007, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock and $2.97 per share on the Company’s 4.75% convertible exchangeable preferred stock. The Company will pay these dividends on May 15, 2007 to the holders of record as of the close of business on May 4, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a technology driven search and media company focused on vertical and local online traffic. Specifically, we focus on search marketing, local search, and operating a proprietary network of Web sites. Our network of vertical and local Web sites provide online users with: (1) information relating to specific products or services; and (2) relevant advertisers who sell such products or services. Our platform of search marketing services enables merchants to efficiently market and sell their products and services across multiple online distribution channels, including search engines, product shopping engines, directories and selected Web sites.

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

•

Pay-Per-Click Targeting. We deliver pay-per-click advertising listings that are reflective of our merchant advertisers’ products and services to online users in response to their keyword search queries, and in response to their typing of specific Web sites into their browser. These pay-per-click listings are generally ordered in the search results based on the amount our merchant advertisers choose to pay for a targeted placement. These targeted listings are displayed to consumers and businesses through our distribution network of search engines, product shopping engines, directories, certain third-party Web sites and our proprietary network of Web sites. We also generate revenue from cost-per-action services. Cost-per-action revenue occurs when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to a merchant advertiser Web site and completes a specified action.

•

Natural Search Engine Optimization. We optimize key attributes of merchant advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines.

•

Outsourced Search Marketing Platforms. We support the online marketing efforts of local businesses and small and medium-sized enterprises (“SMEs”) by providing super-aggregator partners, such as yellow page publishers and newspaper companies, with an outsourced platform of our performance-based advertising and search marketing technology services. Our outsourced platform allows super-aggregator partners to directly sell search marketing packages to their customers, such as yellow page or classified advertisers. Our outsourced platform for publishers, which is separate and distinct from the local platform, allows publishers to monetize their Web site(s) with their advertiser relationships. Our outsourced platforms are provided to super-aggregator partners and publishers allowing the partners and publishers to sell under their brand.

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

We currently have offices in Seattle, Washington; Eugene, Oregon; Las Vegas, Nevada; and New York, New York.

Acquisitions

We have completed the following acquisitions during 2006 which have been accounted for as business combinations.

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

The comparative periods presented are for the three months ended March 31, 2006 and 2007.

Revenue

We currently generate revenue through our suite of services, including our contextual targeting, pay-per-click targeting, feed management, bid management, natural search optimization and outsourced search marketing services platforms.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, cost-per-action services and feed management services. These primary sources amounted to greater than 90% of our revenues in all periods presented. Our secondary sources of revenue are our bid campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 10% of our revenues in all periods presented. We have no barter transactions.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

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

User Acquisition Costs

For the periods presented the largest component of our service costs consists of user acquisition costs that relate primarily to payments made to distribution partners for access to their online user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their Web sites and indexes. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue.

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

Stock-Based Compensation

As of January 1, 2006, we adopted SFAS 123R and account for stock-based compensation under the fair value method. As a result, stock-based compensation consists of the following:

•	all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date; and

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

As of March 31, 2007, we had federal net operating loss, or NOL, carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of March 31, 2007, we had certain tax effected state net operating loss carryforwards of approximately $1.2 million. We do not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state net operating loss carryforwards as of March 31, 2007.

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

The Company’s board of directors declared the following quarterly dividends in 2006 and 2007 on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2006	2.97	February 4, 2006	662	February 15, 2006
April 2006	2.97	May 4, 2006	422	May 15, 2006
July 2006	2.97	August 4, 2006	422	August 15, 2006
October 2006	2.97	November 4, 2006	422	November 15, 2006
January 2007	2.97	February 2, 2007	21	February 15, 2007

In April 2007, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on May 15, 2007 to the holders of record as of the close of business on May 4, 2007. This quarterly dividend totals approximately $21,000.

The preferred stock is convertible at the option of the holder at any time into shares of Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. During 2005, 4,515 shares of preferred stock were converted at the option of the holders into 46,071 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In January 2006, 2,500 shares of preferred stock were converted at the option of the holders into 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted 80,848 shares of the Company’s preferred stock into 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. The $970,000 was reflected as preferred stock dividends and conversion payment in the Company’s financial statements. In December 2006, the Company repurchased an aggregate of 132,379 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions), representing a total cash expenditure of approximately $26.0 million. In February 2007, the Company repurchased an additional 2,825 shares of preferred stock for a total cash expenditure of $555,000. Approximately 6,933 shares of preferred stock remain outstanding at March 31, 2007.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of March 31, 2007. The Debentures, if issued, will mature 25 years after the exchange date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2006 and 2007 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended March 31,
	2006	2007
Revenue	100.0%	100.0%

Expenses:
Service costs	47.7%	44.5%
Sales and marketing	18.9%	21.9%
Product development	7.2%	7.6%
General and administrative	11.0%	12.2%
Amortization of acquired intangible assets	15.7%	13.2%

Total operating expenses	100.4%	99.5%
Gain (loss) on sales and disposals of intangible assets, net	0.6%	0.1%

Income from operations	0.2%	0.6%
Other income (expense):
Interest income	2.4%	2.1%
Interest expense	0.0%	0.0%
Other	0.0%	0.0%

Total other income	2.4%	2.1%

Income before provision for income taxes	2.6%	2.7%
Income tax expense	2.1%	1.4%

Income before cumulative effect of a change in accounting change	0.5%	1.3%
Cumulative effect of change in accounting principle	0.5%	0.0%

Net income	1.0%	1.3%
Convertible preferred stock dividend, conversion payment, and discount on preferred stock redemption	4.8%	(0.3%)

Net income (loss) applicable to common stockholders	(3.8%)	1.6%

Comparison of the Three Months ended March 31, 2006 to the Three Months ended March 31, 2007

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2006	2007
Proprietary Traffic Sources	$11,301,167	$15,115,924
Partner and Other Revenue Sources	19,811,158	19,107,477

Total Revenue	$31,112,325	$34,223,401

Our proprietary traffic revenues are generated from our proprietary network of Web sites which are monetized with pay-per-click and cost-per-action listings and graphical ad units that are relevant to the Web sites. When an online user navigates to one of our owned and operated Web sites and clicks on a particular listing or completes the specified action, we receive a fee. Our partner network revenues are primarily generated using third-party distribution networks to deliver the merchant advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, and other targeted Web-based content. We generate revenue upon delivery of qualified and reported click-throughs to our merchant advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their online user traffic. Other revenues include our bid management services, natural search optimization services and outsourced search marketing platforms.

Revenue increased 10%, from $31.1 million for the three months ended March 31, 2006 to $34.2 million in the same period in 2007. Our proprietary traffic revenues were the principal reason for the increase which are attributable to our portfolio of more than 200,000 Web sites. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions in 2005 and the AreaConnect asset acquisitions in 2006 including their respective portfolios of Web sites. We believe the increase in proprietary revenues is in part attributable to updates and enhancements for certain of the Web sites as well as increased sales, marketing and optimization efforts and expenditures.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs performed by users of our service, primarily through our distribution partners. If we do not add new distribution partners, renew our current distribution partner agreements, including our existing agreement with Yahoo! which terminates, if not renewed, in the latter part of 2007, or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to maintain and grow our revenues will also depend in part on maintaining and growing our proprietary traffic sources and also maintaining and increasing the number and volume of transactions and favorable variable payment terms with merchant advertisers and advertising services providers, which we believe is dependent in part on delivering high quality traffic that ultimately results in purchases or conversions for our merchant advertisers and advertising services providers.

Expenses

Expenses were as follows:

	Three months ended March 31,
	2006	% of revenue	2007	% of revenue
Service costs	14,851,949	48%	15,241,228	45%
Sales and marketing	5,866,684	19%	7,509,921	22%
Product development	2,227,024	7%	2,597,656	8%
General and administrative	3,409,508	11%	4,180,775	12%
Amortization of acquired intangible assets	4,870,673	16%	4,523,134	13%

Effective January 1, 2006, we adopted SFAS 123R and record stock-based compensation expense under the fair value method. In the three months ended March 31, 2007, we recorded $2.9 million of stock-based compensation expense compared to $3.5 million for the same period in 2006. This stock-based compensation expense has been included in the same lines as compensation paid to the same individuals in the consolidated statement of operations in accordance with SAB 107.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Three months ended March 31,
	2006	2007
Service costs	$236,211	$118,535
Sales and marketing	1,047,271	372,358
Product development	735,187	489,252
General and administrative	1,502,074	1,907,069

Total stock-based compensation	$3,520,743	$2,887,214

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 3% from $14.9 million in the three months ended March 31, 2006 to $15.2 million in the same period in 2007. The increase was primarily attributable to an increase in facility and other costs of $299,000, and an increase in registration fees and Internet domain amortization of $89,000.

This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 48% of revenue in the three months ended March 31, 2006 as compared to 45% in 2007. The 2007 decrease as a percentage of revenue in service costs as compared to the same period in 2006 was primarily a result of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars as a result of costs associated with the expansion of our operations and additional stock-based compensation expense due to our adoption of SFAS 123R in 2006.

Sales and Marketing. Sales and marketing expenses increased 28%, from $5.9 million for the three months ended March 31, 2006 to $7.5 million in the same period in 2007. As a percentage of revenue, sales and marketing expenses were 19% and 22% for the three months ended March 31, 2006 and 2007, respectively. The increase in dollars was related primarily to an increase in online and outside marketing and customer acquisition activities. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue and as a result of additional stock-based compensation expense due to our adoption of SFAS 123R.

Product Development. Product development expenses increased 17%, from $2.2 million in the three months ended March 31, 2006 to $2.6 million in the same period in 2007. As a percentage of revenue, product development expenses were 7% and 8% for the three months ended March 31, 2006 and 2007, respectively. The increase in dollars was primarily due to an increase in personnel costs of $308,000 primarily related to an increase in the number of employees, and an increase in depreciation expense and other operating costs of $63,000. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense due to our adoption of SFAS 123R.

General and Administrative. General and administrative expenses increased 23%, from $3.4 million in the three months ended March 31, 2006 to $4.2 million in the same period in 2007. The increase in dollars was primarily due to an increase in personnel costs of $651,000 of which $405,000 was related to stock-based compensation, an increase in professional services of $78,000, and an increase in facilities and other costs of $42,000. As a percentage of revenue, general and administrative expenses were 11% and 12% for the three months ended March 31, 2006 and 2007, respectively. As a percentage of revenue, the increase in general and administrative expenses in 2007 as compared to 2006 was primarily a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006 and to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

Amortization of Intangible Assets From Acquisitions. Intangible amortization expense decreased 7%, from $4.9 million in the three months ended March 31, 2006 to $4.5 million in the same period in 2007. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2006. During the three months ended March 31, 2007, the components of amortization of intangibles were service costs of $3.2 million, sales and marketing of $715,000 and general and administrative of $585,000.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $81.5 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Gain (loss) on sales and disposals of intangible assets, net. The gain (loss) on sales and disposals of intangible assets, net was $179,000 for the three months ended March 31, 2006 as compared to $32,000 in the same period in 2007 and was attributable to the sales and disposals of Internet domain name intangible assets.

Other Income. Other income decreased 3%, from $734,000 in the three months ended March 31, 2006 to $712,000 in the same period in 2007. The decrease was primarily attributable to a decrease in interest income.

Income Taxes. The income tax expense in the three months ended March 31, 2006 was $654,000 as compared to $474,000 in the same period in 2007.

In the three months ended March 31, 2006, the effective tax rate of 82% differed from the expected effective tax rate of 35% primarily due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts. The effective tax rate of 52% in the three months ended March 31, 2007, differed from the expected tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R, and other amounts.

During the three months ended March 31, 2006 and 2007, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $1.5 million and $1.8 million, respectively, which were recorded as credits to additional paid in capital.

Cumulative effect of Change in Accounting Principle. For the three months ended March 31, 2006, a one-time gain of $151,000, net of tax, was recognized as an cumulative effect of a change in accounting principle based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, forfeitures had been recorded as incurred.

Convertible Preferred Stock Dividends, Conversion Payment, and Discount on Preferred Stock Redemption, net. The convertible preferred stock dividends decreased 107%, from $1.5 million in the three months ended March 31, 2006 to ($107,000) in the same period in 2007. In the three months ended March 31, 2006, there was a one time payment of $970,000 associated with the voluntary conversion of approximately 80,848 shares in March 2006 and $524,000 of preferred dividends based on an outstanding balance of 142,137 shares. In the same period in 2007, preferred dividends were $16,000 based on an outstanding balance of 6,933 shares, net of a $123,000 discount on preferred stock redemption in connection with our repurchase of an aggregate of 2,825 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions). Preferred stock dividends are based upon a dividend rate of 4.75%.

Net Income (Loss) Applicable to Common Stockholders. Net income (loss) applicable to common stockholders increased from a net loss of $1.2 million for the three months ended March 31, 2006 to a net income of $548,000 in the same period in 2007. The increase was primarily attributable to a decrease in convertible stock dividends, conversion payment and discount on preferred stock redemption, net of $1.6 million and a decrease in stock based compensation of $634,000.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $59.1 million. As of March 31, 2007, we had contractual obligations of $5.3 million of which $3.6 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, excess tax benefit related to stock options, and changes in working capital. Cash provided by operating activities for the three months ended March 31, 2007 of approximately $12.5 million consisted primarily of net income of $441,000 adjusted for non-cash items of $6.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options and approximately $5.6 million provided by working capital, other activities and for decreases in restricted cash. Cash provided by operating activities for the three months ended March 31, 2006 of approximately $9.4 million consisted primarily of net income of $298,000 adjusted for non-cash items of $9.0 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes and cumulative effect of a change in accounting principle and approximately $153,000 provided by working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we receive payment prior to our delivery of related click-throughs. Our corresponding payments to the distribution partners who provide placement for the listings are generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the three months ended March 31, 2006 and 2007. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

Cash used in investing activities for the three months ended March 31, 2007 of approximately $1.5 million was primarily attributable to net purchases for property and equipment of $1.6 million and purchases for Internet domain names or Web sites of approximately $94,000, offset by proceeds from the sales of intangible assets of approximately $155,000. Cash used in investing activities for the three months ended March 31, 2006 of approximately $815,000 was primarily attributable to purchases for Internet domain names or Web sites of approximately $254,000, net purchases for property and equipment of $1.5 million, offset by proceeds of $614,000 from the sales of intangible assets and proceeds of approximately $400,000 from the settlement of certain intangible asset indemnification obligations in connection with our acquisitions.

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

Cash provided by financing activities for the three months ended March 31, 2007 of approximately $2.0 million was primarily attributable to net proceeds of approximately $1.9 million from the sale of stock through employee stock options and employee stock purchases and $1.5 million of excess tax benefit related to stock options offset by preferred and common stock dividend payments of $21,000 and $832,000, respectively, and the repurchase of 2,825 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions) totaling approximately $555,000. Cash provided by financing activities for the three months ended March 31, 2006 of approximately $819,000 was primarily attributable to net proceeds of approximately $976,000 from the sale of stock through employee stock options and employee stock purchases and $1.5 million of income tax benefit related to stock options offset by preferred dividend payments of $1.6 million which included the one-time payment of $970,000 associated with the voluntary conversion of approximately 80,848 shares of our preferred stock into approximately 824,980 shares of our Class B common stock .

The following table summarizes our contractual obligations as of March 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$3,624,621	$1,047,848	$2,407,479	$169,294
Capital leases	58,768	16,878	41,890	—
Other contractual obligations	1,569,955	1,003,465	566,490	—

Total contractual obligations (1), (2)	$5,253,344	$2,068,191	$3,015,859	$169,294

(1)	In February 2005 we entered into (i) a new master agreement with Yahoo! Search Marketing (formerly, Overture) with respect to our network of Internet domain names and (ii) a license agreement with Yahoo! Search Marketing (formerly, Overture) with respect to certain of Overture’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs. The royalty payments are not included in the above schedule.

(2)	Under the terms of the preferred stock offering in February 2005, we have a quarterly dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments.

During the three months ended March 31, 2007, we paid approximately $94,000 for the purchase of additional Internet domains. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

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

We will have an annual dividend payment obligation under the terms of the preferred stock of $82,000 based upon approximately 6,933 convertible preferred shares outstanding as of March 31, 2007. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share.

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. If we were to exchange the preferred stock for debentures, we would assume the principal and interest payment obligations under the terms of the debentures. Our ability to pay dividends under the preferred stock, to make payments of principal and interest under the debentures and to pay dividends on our common stock in the future will depend on our financial results, liquidity and financial condition.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. No common shares were repurchased during the quarter.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. Quarterly dividends were paid on February 15, 2007 to Class A and Class B common stockholders of record as of the close of business on February 2, 2007. The aggregate quarterly dividend paid was approximately $832,000.

In April 2007, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock and $2.97 per share on our 4.75% convertible exchangeable preferred stock. Marchex will pay these dividends on May 15, 2007 to the holders of record as of the close of business on May 4, 2007.

Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.3 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

On July 7, 2005, a Registration Statement on Form S-3 (File No. 333-125372) relating to the resale of 1,382,093 shares of our Class B common stock by certain selling stockholders with S-3 or piggyback registration rights granted principally in connection with our prior acquisitions was declared effective by the SEC. We were contractually required to use best efforts to keep this Registration Statement effective until April 26, 2006. We will not receive any proceeds in connection with these sales by selling stockholders.

On September 29, 2005, a Registration Statement on Form S-3 (File No. 333-128317) relating to the resale of 964,955 shares of our Class B common stock by certain selling stockholders with S-3 registration rights granted in connection with the IndustryBrains acquisition was declared effective by the SEC. We are contractually required to use best efforts to keep this Registration Statement effective for a period of one year from the date the Registration Statement became effective (plus the period of time, if any, during which sales may be suspended while the suspension right is in effect). We will not receive any proceeds in connection with these sales by selling stockholders.

On June 21, 2006, a Registration Statement on Form S-3 (File No. 333-134851) relating to the resale of 662,717 shares of our Class B common stock by certain selling stockholders with S-3 registration rights granted in connection with the AreaConnect and Open List asset acquisitions was declared effective by the SEC. We are contractually required to use best efforts to keep this Registration Statement effective until May 26, 2007 (plus the period of time, if any, during which sales may be suspended while the suspension right is in effect). We will not receive any proceeds in connection with these sales by selling stockholders.

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

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to merchant advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, feed management services, and cost-per-action services and feed management services. For pay-per-click listing and feed management services, revenue is recognized upon our delivery of qualified and reported click-throughs to our merchant advertisers or advertising service providers’ listing which occurs when an online user clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, certain third-party Web sites and our proprietary network of Web sites, on which we include our merchant advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the merchant advertiser. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from merchant advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the merchant advertiser. We also recognize revenue for certain agency contracts with merchant advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of merchant advertisers from search engines and directories. We are paid an agency fee based on the total amount of the purchase made on behalf of these merchant advertisers. Under these agreements, our merchant advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our merchant advertisers. This creates a sequential liability for media purchases made on behalf of merchant advertisers. In certain instances, the Web publishers engage the merchant advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the merchant advertiser.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

Changes in Internal Controls

During the quarter ended March 31, 2007, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 16, 2007, as set forth below. We do not believe any of the changes constitute material changes to the risk factors.

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

We had an accumulated deficit of $5.7 million as of March 31, 2007. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, and acquiring additional businesses. In addition, commencing January 1, 2006, we began expensing the fair value of stock options granted in connection with our adoption of the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business. Yahoo! is also a significant customer.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our merchant listings. Yahoo! Search Marketing is our largest distribution partner and delivers traffic to our merchant listings which collectively represents approximately 8% of our total revenue for the three months ended

March 31, 2007. Separately, Yahoo! Search Marketing was responsible for 39% of our total revenue during the same period principally in respect of the revenues associated with our network of domains.

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

•

We are obligated to pay quarterly dividends to the holders of preferred stock at an annual rate of $11.875 per preferred share. There are currently approximately 6,024 shares of preferred stock outstanding following the conversions into shares of Class B common stock or cash repurchases that have occurred to date.

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

Further, as of March 31, 2007, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 88% of the combined voting power of our outstanding capital stock excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the Nasdaq Stock Market.

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

We adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) on January 1, 2006. Thus, our consolidated financial statements for 2006 and 2007 will reflect the fair value of stock options granted to employees as a compensation expense, which has had, and will in the future likely continue to have a significant adverse impact on our results of operations and net income per share. We rely heavily on stock options to compensate existing employees and to attract new employees. If we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace. In order to prevent any net decrease in their overall compensation packages, we may choose to make corresponding increases in the cash compensation or other incentives we pay to existing and new employees. Any increases in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might cause our GAAP profits to decline. Any of these effects might cause the market price of our Class B common stock and preferred stock to decline.

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

•

We will need to continue to acquire commercially valuable Internet domain names to grow our proprietary network of Web sites. We will need to continuously improve our technologies to acquire valuable Internet domain names as competition in the marketplace for appropriate Internet domain names intensifies. Our domain name acquisition efforts are subject to rules and guidelines established by registries which maintain Internet domain name registrations and the registrars which process and facilitate Internet domain name registrations. The registries and registrars may change the rules and guidelines for acquiring Internet domains in ways that may prove detrimental to our domain acquisition efforts.

•	Some of our existing distribution partners may perceive our proprietary network of Web sites as a competitive threat and therefore may decide to terminate their agreements with us.

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

The success of our proprietary network of Web sites depends in large part upon consumer access to our Web sites. Consumers access our Web sites primarily through the following methods: directly accessing our Web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our Web sites by clicking on bookmarked Web sites; and accessing our Web sites through search engines and directories.

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

We currently or potentially compete with a variety of companies, including Google, Microsoft, Miva and Yahoo! Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition.

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

The trading prices of our Class B common stock and preferred stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $8.56 to $26.14 per share through March 31, 2007. Since our February 2005 follow-on offering, the closing sale price of our preferred stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $150.71 to $267.00 per share through March 31, 2007. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of March 31, 2007, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 96% of the outstanding shares of our Class A common stock, which shares represented 87% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 88% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

We issued the following securities, none of which have been registered under the Securities Act of 1933, as amended (the “Act”) during the first quarter of 2007:

1.	On January 1, 2007, the Company issued 2.3 million shares of restricted stock to certain executives under the Company’s 2003 amended and restated stock incentive plan, with a weighted average exercise price of $13.38 per share. The issuance of such restricted shares was not registered under the Securities Act of 1933. No underwriters were involved in the issuance of restricted shares. The issuance of restricted shares was made in reliance upon an exemption from the registration provisions of the Act set forth in Section 4(2) and Rule 506 of Regulation D thereof relative to the sale by an issuer not involving a public offering or the rules and regulations thereunder.

During the first quarter of 2007, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (2)
Class B Common Shares:
January 1, 2007 – January 31, 2007	53,094	(1)	$0.01	—	—
February 1, 2007 – February 28, 2007	808	(1)	$0.01	—	—
March 1, 2007 – March 31, 2007 (3)	—		—	—	—
Total Class B Common Shares	53,902		$0.01	—	3,000,000
Total Preferred Shares	2,825	(4)	$195 (plus commission)

(1)	All shares were shares of restricted equity subject to vesting which were issued to employees in connection with certain of our acquisitions. We repurchased the shares above which were not already vested from certain of our employees upon their termination of employment.
(2)	On November 15, 2006, we announced that our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. No repurchases have been made under this program to date.
(3)	An aggregate of 250,000 shares of Class B stock were returned by the seller to the Company in satisfaction of certain intangible asset indemnification obligations in connection with the Name Development asset acquisition.
(4)	The preferred shares were repurchased in January 2007 pursuant to privately negotiated transactions.

Item 6.	Exhibits

Exhibits:

31(i)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31(ii)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

May 10, 2007