Form 10-Q
period 2007-06-30
MARCHEX INC
filed 2007-08-09
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer  ☐        Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 7, 2007
Class A common stock, par value $.01	11,559,216
Class B common stock, par value $.01	30,694,518

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.    Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2006	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$46,105,827	$53,892,263
Accounts receivable, net	22,035,343	20,204,440
Prepaid expenses and other current assets	2,221,550	2,301,477
Refundable taxes	1,837,166	4,500,841
Deferred tax assets	670,624	547,084

Total current assets	72,870,510	81,446,105
Property and equipment, net	7,280,075	8,318,727
Deferred tax assets	2,444,782	4,462,965
Intangible and other assets, net	13,318,801	20,297,528
Goodwill	200,738,098	195,699,928
Intangible assets from acquisitions, net	36,735,570	27,910,324

Total assets	$333,387,836	$338,135,577

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,739,231	$10,828,757
Accrued expenses and other current liabilities	2,913,152	2,025,432
Deferred revenue	2,430,644	2,572,077

Total current liabilities	16,083,027	15,426,266
Other non-current liabilities	91,907	80,360

Total liabilities	16,174,934	15,506,626
Commitments, contingencies and subsequent events

Stockholders’ equity:
Convertible preferred stock	2,342,884	1,446,649
Class A common stock	119,217	118,217
Class B common stock	276,361	306,886
Additional paid-in capital	320,607,113	326,156,302
Accumulated deficit	(6,132,673)	(5,399,103)

Total stockholders’ equity	317,212,902	322,628,951

Total liabilities and stockholders’ equity	$333,387,836	$338,135,577

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
Revenue	$62,827,045	$68,889,038	$31,714,720	$34,665,637

Expenses:
Service costs (1), (2)	29,872,268	32,005,816	15,020,319	16,764,588
Sales and marketing (1), (2)	11,273,884	14,622,850	5,407,200	7,112,929
Product development (1), (2)	4,780,419	5,260,435	2,553,395	2,662,779
General and administrative (1), (2)	7,255,720	8,238,418	3,846,212	4,057,643
Amortization of intangible assets from acquisitions (3)	10,034,864	8,597,388	5,164,191	4,074,254
Facility relocation	—	121,124	—	121,124

Total operating expenses	63,217,155	68,846,031	31,991,317	34,793,317
Gain on sales and disposals of intangible assets, net	353,279	155,510	174,071	123,246

Income (loss) from operations	(36,831)	198,517	(102,526)	(4,434)
Other income (expense):
Interest income	1,492,410	1,466,921	754,054	758,426
Interest expense	(4,439)	(3,377)	(2,228)	(1,585)
Other	(1,863)	(3,243)	—	(8,527)

Total other income, net	1,486,108	1,460,301	751,826	748,314

Income before provision for income taxes	1,449,277	1,658,818	649,300	743,880
Income tax expense	1,492,452	886,766	838,804	412,978

Income (loss) before cumulative effect of change in accounting principle	(43,175)	772,052	(189,504)	330,902
Cumulative effect of a change in accounting principle, net of tax	151,341	—	—	—

Net income (loss)	108,166	772,052	(189,504)	330,902
Convertible preferred stock dividends, conversion payment and discount on preferred stock redemption, net	1,916,082	(130,030)	422,147	(23,482)

Net income (loss) applicable to common stockholders	$(1,807,916)	$902,082	$(611,651)	$354,384

Basic net income (loss) applicable to common stockholders	$(0.05)	$0.02	$(0.02)	$0.01
Diluted net income (loss) applicable to common stockholders	$(0.05)	$0.02	$(0.02)	$0.01
Shares used to calculate basic net income (loss) per share applicable to common stockholders	37,693,506	39,382,979	38,311,448	39,597,600
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	37,693,506	40,371,282	38,311,448	40,534,319
(1) Excludes amortization of intangible assets from acquisitions
(2) Includes stock-based compensation as follows:
Service costs	$491,953	$150,276	$255,742	$31,741
Sales and marketing	1,991,249	462,158	943,978	89,800
Product development	1,562,374	939,944	827,187	450,692
General and administrative	2,903,075	3,677,557	1,401,001	1,770,488

Total	$6,948,651	$5,229,935	$3,427,908	$2,342,721

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$6,845,831	$6,344,620	$3,475,158	$3,121,754
Sales and marketing	1,188,584	1,430,000	667,751	715,000
General and administrative	2,000,449	822,768	1,021,282	237,500

Total	$10,034,864	$8,597,388	$5,164,191	$4,074,254

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2006	2007
Cash flows from operating activities:
Net income	$108,166	$772,052
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	(151,341)	—
Amortization and depreciation	12,733,989	12,694,635
Facility relocation (recoveries) costs	(43,431)	104,018
Loss on sales of fixed assets	1,863	3,243
Gain on sales and disposals of intangible assets, net	(353,279)	(155,510)
Allowance for doubtful accounts and merchant advertiser credits	1,053,249	428,301
Stock-based compensation	6,948,651	5,229,935
Deferred income taxes	(1,462,340)	(1,894,643)
Excess tax benefit related to stock options	(1,832,700)	(2,446,764)
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	1,822,459	1,402,600
Refundable taxes	1,035,121	99,374
Prepaid expenses, other current assets and restricted cash	(296,990)	555,395
Accounts payable	(4,063,670)	(37,324)
Accrued expenses and other current liabilities	74,569	(126,633)
Deferred revenue	88,306	140,931
Other non-current liabilities	18,905	(8,927)

Net cash provided by operating activities	15,681,527	16,760,683
Cash flows from investing activities:
Purchases of property and equipment	(3,510,337)	(2,482,768)
Cash paid, net of recoveries, for acquisitions	(17,730,490)	(375)
Proceeds from sales of property and equipment	2,170	8,115
Proceeds from sales of intangible assets	1,368,155	280,006
Purchases of intangibles and changes in other non-current assets	(617,848)	(10,154,861)

Net cash used in investing activities	(20,488,350)	(12,349,883)
Cash flows from financing activities:
Capital lease obligation principal payment	(5,517)	(11,415)
Excess tax benefit related to stock options	1,832,700	2,446,764
Preferred stock dividends and conversion payment	(2,054,589)	(38,482)
Repurchase of redeemable preferred stock	—	(732,368)
Common stock dividends	—	(1,655,288)
Proceeds from exercises of stock options	1,412,475	3,321,502
Proceeds from employee stock purchase plan	42,413	44,923

Net cash provided by financing activities	1,227,482	3,375,636

Net increase (decrease) in cash and cash equivalents	(3,579,341)	7,786,436
Cash and cash equivalents at beginning of period	63,090,941	46,105,827

Cash and cash equivalents at end of period	$59,511,600	$53,892,263

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a local advertising company and publisher of local content. The Company’s innovative advertising platform delivers search marketing products and services for local and national advertisers. The Company’s local content network, helps consumers make better, more informed local decisions though its network of content-rich Web sites.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or for any other period. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the consolidated balance sheets as of December 31, 2006 and June 30, 2007, the consolidated statements of operations for the three and six months ended June 30, 2006 and 2007 and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2007.

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

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is in the process of evaluating the effect that SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
Proprietary Traffic Sources	$22,381,012	$28,639,626	$11,079,845	$13,523,702
Partner and Other Revenue Sources	40,446,033	40,249,412	20,634,875	21,141,935

Total Revenue	$62,827,045	$68,889,038	$31,714,720	$34,665,637

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

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the merchant advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites and other targeted Web-based content. The Company generates revenue upon delivery of qualified and reported click-throughs to the Company’s merchant advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their online user traffic. Other revenues include the Company’s bid management services, natural search optimization services and outsourced search marketing platforms.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Stock-based Compensation Plans

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. From inception through December 31, 2005, the Company applied the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Through December 31, 2005, the Company recognized compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

In December 2004, the FASB issued SFAS No. 123R Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. The Company began applying SFAS 123R as of January 1, 2006, using the modified prospective application method. As a result, the Company’s consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards estimated in accordance with the pro forma provisions of SFAS 123. Under the modified prospective application method, the Company’s consolidated financial statements for periods prior to the first quarter of 2006 have not been restated. Upon adoption of SFAS 123R, the Company recognized a one-time gain from the cumulative effect of a change in accounting principle, net of tax, of $151,000 based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company had recorded forfeitures as incurred.

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

Prior to adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit related to stock options” on the consolidated statement of cash flows.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share fair value of stock options granted during the three and six months ended June 30, 2006 and 2007 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	4.97%	4.74%	5.12%	4.91%
Expected volatility	57%	52%	55%	52%
Expected dividend yield	0%	0.6%	0%	0.6%

Stock option activity during the six months ended June 30, 2007 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2006	5,660,405	$12.38	8.08	$18,124,479
Options granted	297,000	13.78
Options exercised	(942,954)	3.58
Options canceled	(490,757)	15.76
Options forfeited	(85,992)	16.81

Balance at June 30, 2007	4,437,702	$13.88	7.73	$15,872,823

Restricted stock activity during the six months ended June 30, 2007 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2006	252,466	$18.92
Granted	2,312,000	13.38
Vested	(88,969)	17.76
Canceled	(752)	17.00

Unvested at June 30, 2007	2,474,745	$13.72

In October 2006, the compensation committee of the Company’s board of directors resolved to approve effective January 1, 2007 grants to certain executives of 2.3 million shares of restricted Class B common stock which vest over a six year period. Stock-based compensation expense is recognized over the vesting period of these grants.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R during the three and six months ended June 30, 2006 and 2007:

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
Total stock-based compensation included in net income (loss)	$6,949,000	$5,230,000	$3,428,000	$2,343,000
Income tax benefit related to stock-based compensation included in net income (loss)	$911,000	$1,393,000	$458,000	$648,000

(4)	Net Income (Loss) Per Share

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

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended:

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
Numerator:
Net income (loss) before cumulative effect of change in accounting principle	$(43,175)	$772,052	$(189,504)	$330,902
Cumulative effect of change in accounting principle, net of taxes	151,341	—	—	—
Convertible preferred stock dividends and conversion payment	(1,916,082)	(33,837)	(422,147)	(17,441)
Discount on redemption of preferred stock	—	163,867	—	40,923

Net income (loss) applicable to common stockholders	$(1,807,916)	$902,082	$(611,651)	$354,384

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	37,693,506	39,382,979	38,311,448	39,597,600

Basic net income (loss) per share applicable to common stockholders	$(0.05)	$0.02	$(0.02)	$0.01

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended:

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
Numerator:
Net income (loss) before cumulative effect of change in accounting principle	$(43,175)	$772,052	$(189,504)	$330,902
Cumulative effect of change in accounting principle, net of taxes	151,341	—	—	—
Convertible preferred stock dividends and conversion payment	(1,916,082)	(33,837)	(422,147)	(17,441)
Convertible preferred stock dividends on redeemed preferred stock	—	1,350	—	—

Net income (loss) applicable to common stockholders	$(1,807,916)	$739,565	$(611,651)	$313,461

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	37,693,506	39,382,979	38,311,448	39,597,600
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	981,245	—	933,453
Weighted average number of shares from assumed conversion of preferred stock redeemed	—	7,058	—	3,266

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	37,693,506	40,371,282	38,311,448	40,534,319

Diluted net income (loss) per share applicable to common stockholders	$(0.05)	$0.02	$(0.02)	$0.01

For the three months ended June 30, 2006, the net loss applicable to common stockholders used in computing basic net loss per share applicable to common stockholders included preferred stock dividends. For the six months ended June 30, 2006, the net loss applicable to common stockholders used in computing basic net loss per share applicable to common stockholders included the cumulative effect of change in accounting principle, net of tax, related to the adoption of SFAS 123R on January 1, 2006, preferred stock dividends and the conversion payment of approximately $970,000 related to the conversion of 80,848 preferred shares of the Company’s 4.75% convertible exchangeable preferred stock. For the three and six months ended June 30, 2006, the net loss applicable to common stockholders used in computing basic net loss per share was the same for computing diluted net loss per share.

For the three and six months ended June 30, 2007, respectively, the net income applicable to common stockholders used in computing basic net income per share applicable to common stockholders included the preferred stock dividends and the discount on the redemption of 909 and 3,734 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $41,000 and $164,000. The diluted net income applicable to common stockholders excluded the discount on the preferred stock redemption and any convertible stock dividends paid during the period on the redeemed shares. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders was approximately $177,000 and $732,000, respectively, for the three and six months ended June 30, 2007. The weighted number of shares used to calculate the diluted net income per share includes the weighted average number of shares from the assumed conversion of the redeemed preferred stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•

For the three and six months ended June 30, 2006 and for the three and six months ended June 30, 2007 1,450,377 shares and 68,473 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•

For the three and six months ended June 30, 2006, outstanding options to acquire 5,512,277 shares of Class B common stock with a weighted average exercise price of $11.94 per share and for the three and six months ended June 30, 2007, outstanding options to acquire 3,455,995 shares of Class B common stock with a weighted average exercise price of $16.61 per share.

•	For the three and six months ended June 30, 2006, warrants to acquire 6,500 shares of Class B common stock at an exercise price of $8.45.

•

For the three and six months ended June 30, 2006, 381,370 shares of unvested Class B restricted common shares at June 30, 2006 issued to employees in connection with acquisitions. For the three and six months ended June 30, 2007, 104,149 shares of unvested Class B restricted common shares at June 30, 2007 issued to employees in connection with acquisitions. Unvested shares were excluded from the computation of basic net income (loss) per share in both periods.

(5)	Concentrations

The Company maintains substantially all of their cash and cash equivalents with one financial institution.

A majority of the Company’s revenue earned from merchant advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners on commercially acceptable terms. In addition, several of these distribution partners may be considered potential competitors.

There were no distribution partners representing more than 10% of consolidated revenue for the three and six months ended June 30, 2006 and 2007.

There is one distribution partner who is also a merchant advertiser that represented approximately 25% and 37% of revenue for the three months ended June 30, 2006 and 2007, respectively, and approximately 27% and 38% of revenue for the six months ended June 30, 2006 and 2007, respectively. This same merchant advertiser represented approximately 51% and 46% of the outstanding accounts receivable balance at December 31, 2006 and June 30, 2007, respectively. There were no other merchant advertisers representing more than 10% of the outstanding receivable balance at June 30, 2007.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from merchant advertisers by geographical areas are tracked on the basis of the location of the merchant advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various activities involving the Internet.

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
United States	93%	96%	93%	96%
Canada	1%	1%	2%	1%
Other countries	6%	3%	5%	3%

	100%	100%	100%	100%

(7)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2006	June 30, 2007
Computer and other related equipment	$4,330,528	$5,054,305
Purchased and internally developed software	6,215,940	7,252,520
Furniture and fixtures	287,962	354,209
Leasehold improvements	128,512	222,545

	10,962,942	12,883,579
Less: accumulated depreciation and amortization	(3,682,867)	(4,564,852)

Property and equipment, net	$7,280,075	$8,318,727

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.9 million and $1.5 million of internally developed software costs that had not commenced amortization as of December 31, 2006 and June 30, 2007, respectively.

Depreciation and amortization expense incurred by the Company was approximately $366,000 and $848,000 for the three months ended June 30, 2006 and 2007, respectively, and $678,000 and $1.6 million for the six months ended June 30, 2006 and 2007, respectively.

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

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2007	$11,306	$714,884	$838,036	$1,564,226
2008	22,289	1,432,298	704,788	2,159,375
2009	19,601	1,110,524	114,202	1,244,327
2010	—	169,294	—	169,294

Total minimum payments	$53,196	$3,427,000	$1,657,026	$5,137,222
Less: amounts representing interest	(10,256)

Present value of lease obligation	42,940
Less: current portion	(14,580)

Long-term portion	$28,360

Rent expense incurred by the Company was approximately $262,000 and $293,000 for the three months ended June 30, 2006 and 2007, respectively, and approximately $516,000 and $612,000 for the six months ended June 30, 2006 and 2007, respectively.

In April 2007, the Company subleased one of its office locations. In connection with the sublease, the Company recognized approximately $121,000 for the estimated future obligations of non-cancelable lease and other costs related to the office during the three months ended June 30, 2007. The portion related to the non-cancelable lease is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, the estimates may be adjusted in future periods.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

The Company did not have any material amounts of unrecognized tax benefits as of the adoption date and as of June 30, 2007. Also, the Company did not have any material amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2003 are within the statue of limitations and remain subject to examination.

(10)	AreaConnect Asset Acquisition

On May 1, 2006, the Company acquired certain assets of AreaConnect, a provider of local online traffic to Yellow and White Pages publishers. The purchase price consideration consisted of:

•	$12.2 million in cash and acquisition costs; plus

•	183,832 shares of Class B common stock; plus

•	78,129 shares of restricted Class B common stock that vest over a period of 3 years.

The Company accounted for the AreaConnect asset acquisition as a business combination and as a result of the acquisition, acquired additional sources of proprietary targeted-traffic.

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

On May 26, 2006, the Company acquired certain assets of Open List, including additional sources of proprietary targeted-traffic and its content aggregation, search technology, and user-generated content platform. The purchase price consideration consisted of:

•	$6.3 million in cash and acquisition costs; plus

•	286,254 shares of Class B common stock; plus

•	114,502 shares of restricted Class B common stock that vest over a period of two and one-half years.

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

(12)	Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Merchant advertiser customer base	$8,900,000	$(4,980,251)	$3,919,749
Distribution partner base	3,100,000	(2,496,057)	603,943
Non-compete agreements	9,900,000	(8,484,192)	1,415,808
Trademarks/domains	44,557,779	(19,467,492)	25,090,287
Acquired technology	15,700,000	(9,994,217)	5,705,783

	$82,157,779	$(45,422,209)	$36,735,570

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Merchant advertiser customer base	$8,900,000	$(6,410,251)	$2,489,749
Distribution partner base	3,100,000	(2,762,724)	337,276
Non-compete agreements	9,900,000	(9,306,960)	593,040
Trademarks/domains	43,922,535	(23,690,440)	20,232,095
Acquired technology	15,700,000	(11,441,836)	4,258,164

	$81,522,535	$(53,612,211)	$27,910,324

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company for the three months ended June 30, 2006 and 2007, was approximately $5.2 million and $4.1 million, respectively and for the six months ended June 30, 2006 and 2007, was approximately $10.0 million and $8.6 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $7.6 million for the remainder of 2007, $12.0 million in 2008, $4.1 million in 2009, $2.3 million in 2010, and $1.9 million in 2011 and thereafter.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

Balance as of December 31, 2006	$200,738,098
Name Development consideration adjustment	(5,023,638)
Other	(14,532)

Balance as of June 30, 2007	$195,699,928

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

(14) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2006	June 30, 2007
Internet domain names	$14,458,880	$24,613,391
Less accumulated amortization	(5,061,457)	(6,659,489)

Other intangible assets, net	9,397,423	17,953,901
Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(2,414,541)	(3,057,398)

License fee, net	2,085,459	1,442,602
Restricted cash	800,000	75,000
Registration fees, net	819,373	602,748
Other	216,546	223,277

Total intangibles and other assets, net	$13,318,801	$20,297,528

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. During the three months ended June 30, 2007, the Company acquired certain Spanish-language internet domain names for $10.0 million. These internet domain names will be amortized over their expected useful life on a straight-line basis.

Amortization expense for internet domain names for the three months ended June 30, 2006 and 2007, was approximately $687,000 and $910,000, respectively and for the six months ended June 30, 2006 and 2007, was approximately $1.3 million and $1.6 million, respectively. Based upon the current amount of domains subject to

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization, the estimated expense for the next five years is as follows: $2.1 million for the remainder of 2007, $3.8 million in 2008, $3.2 million in 2009, $2.8 million in 2010, and $6.0 million in 2011 and thereafter. There were domains held for sale valued at approximately $121,000 and $5,500 under prepaid expenses and other current assets as of December 31, 2006 and June 30, 2007, respectively, which are no longer being amortized.

(15) Convertible Preferred Stock and Common Stock

In January and May 2007, respectively, the Company repurchased 2,825 shares and 909 shares of preferred stock for a total cash expenditure of approximately $555,000 and $177,000. The Company recorded a discount on the preferred stock redemption of approximately $41,000 and $164,000, respectively, during the three and six months ended June 30, 2007, which is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. The $164,000 was reflected as preferred stock dividends, conversion payment, and discount on preferred stock redemption in the Company’s financial statements. Approximately 6,024 shares of preferred stock remain outstanding as of June 30, 2007.

In April 2007, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock and $2.97 per share on the Company’s 4.75% convertible exchangeable preferred stock which was paid on May 15, 2007 to the holders of record as of the close of business on May 4, 2007. The aggregate quarterly dividend paid was approximately $858,000, of which $840,000 was for the common stock dividend.

(16) Subsequent Events

In July 2007, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock and $2.97 per share on the Company’s 4.75% convertible exchangeable preferred stock. The Company will pay these dividends on August 15, 2007 to the holders of record as of the close of business on August 3, 2007.

The Company entered into a new master agreement with Yahoo! providing for the distribution of Yahoo! paid search results within the Company’s networks of Web sites. The new master agreement extends through June 30, 2009. The new master agreement also terminates and supersedes the prior agreement among the parties entered into in February 2005.

On August 9, 2007, the Company entered into an agreement to acquire VoiceStar, one of the largest providers of call-based advertising services, including pay-per-phone-call and call-tracking, for local advertisers. The anticipated purchase price will consist of approximately $12.9 million in cash and the Company will also issue approximately $7.1 million in restricted stock that is subject to vesting over two-and-one-half years from closing to certain employees of VoiceStar. The acquisition is expected to close by October 1, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Overview

We are a local advertising company and publisher of local content. Our innovative advertising platform delivers search marketing products and services for local and national advertisers. Our network of vertical and local Web sites provide online users with: (1) information relating to specific products or services; and (2) relevant advertisers who sell such products or services. Our platform of search marketing services enables merchants to efficiently market and sell their products and services across multiple online distribution channels, including search engines, product shopping engines, directories and selected Web sites.

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

We currently have offices in Seattle, Washington; Eugene, Oregon; Las Vegas, Nevada; and New York, New York.

Acquisitions

We have completed the following acquisitions since January 1, 2006 which have been accounted for as business combinations.

AreaConnect

In May 2006, we acquired certain assets of AreaConnect, a provider of local online traffic to Yellow and White Pages publishers, for the following consideration:

•	$12.2 million in cash and acquisition costs; plus

•	183,832 shares of Class B common stock; plus

•	78,129 shares of restricted Class B common stock that vest over a period of 3 years.

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

Open List

In May 2006, we acquired certain assets of Open List, including additional sources of proprietary targeted-traffic and its content aggregation, search technology, and user-generated content platform, for the following consideration:

•	$6.3 million in cash and acquisition costs; plus

•	286,254 shares of Class B common stock; plus

•	114,502 shares of restricted Class B common stock that vest over a two and one-half year period from the closing date in installments of 20% after each six month period during that term.

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

The comparative periods presented are for the three and six months ended June 30, 2006 and 2007.

Revenue

We currently generate revenue through our suite of services, including our contextual targeting, pay-per-click targeting, feed management, bid management, natural search optimization and outsourced search marketing services platforms.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, cost-per-action services and feed management services. These primary sources amounted to greater than 86% of our revenues in all periods presented. Our secondary sources of revenue are our bid campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 14% of our revenues in all periods presented. We have no barter transactions.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization and impairment of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web sites, network equipment and internally developed software;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

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

Our research and development expenses include:

•	payroll and related expenses for personnel;

•	costs of computer hardware and software;

•	costs incurred in developing features and functionality of the services we offer; and

•	stock-based compensation of related personnel.

For the periods presented, substantially all of our product development expenses are research and development.

Product development costs are expensed as incurred or capitalized into property and equipment in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

General and Administrative

General and administrative expenses consist primarily of:

•	payroll and related expenses for executive and administrative personnel;

•	professional services, including accounting, legal and insurance;

•	bad debt provisions;

•	facilities costs;

•	other general corporate expenses; and

•	stock-based compensation of related personnel.

Stock-Based Compensation

As of January 1, 2006, we adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) and account for stock-based compensation under the fair value method. As a result, stock-based compensation consists of the following:

•	all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date; and

•

the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations in accordance with SEC Accounting Bulletin No. 107, Share-based Payment.

Amortization of Intangible Assets from Acquisitions

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

As of June 30, 2007, we had federal net operating loss (“NOL”) carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of June 30, 2007, we had certain tax effected state net operating loss carryforwards of approximately $1.4 million. We do not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state net operating loss carryforwards as of June 30, 2007.

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

The Company’s board of directors declared the following quarterly dividends in 2006 and 2007 on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2006	$2.97	February 4, 2006	$662	February 15, 2006
April 2006	$2.97	May 4, 2006	$422	May 15, 2006
July 2006	$2.97	August 4, 2006	$422	August 15, 2006
October 2006	$2.97	November 4, 2006	$422	November 15, 2006
January 2007	$2.97	February 2, 2007	$21	February 15, 2007
April 2007	$2.97	May 4, 2007	$18	May 15, 2007

In July 2007, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on August 15, 2007 to the holders of record as of the close of business on August 3, 2007. We expect to pay approximately $18,000 for this quarterly dividend.

The preferred stock is convertible at the option of the holder at any time into shares of Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. In January 2006, 2,500 shares of preferred stock were converted at the option of the holders into 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted 80,848 shares of the Company’s preferred stock into 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. In December 2006, the Company repurchased an aggregate of 132,379 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions), representing a total cash expenditure of approximately $26.0 million. In February 2007, the Company repurchased an additional 2,825 shares of preferred stock for a total cash expenditure of approximately $555,000. In May 2007, the Company repurchased an additional 909 shares of preferred stock for a total cash expenditure of approximately $177,000. Approximately 6,024 shares of preferred stock remain outstanding at June 30, 2007.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of June 30, 2007. The Debentures, if issued, will mature 25 years after the exchange date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2006 and 2007 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	47.5%	46.5%	47.4%	48.4%
Sales and marketing	17.9%	21.2%	17.0%	20.5%
Product development	7.6%	7.6%	8.1%	7.7%
General and administrative	11.5%	12.0%	12.1%	11.7%
Amortization of intangible assets from acquisitions	16.0%	12.5%	16.3%	11.8%
Facility relocation	0.0%	0.2%	0.0%	0.3%

Total operating expenses	100.5%	100.0%	100.9%	100.4%
Gain on sales and disposals of intangible assets, net	0.6%	0.2%	0.5%	0.4%

Income (loss) from operations	(0.1%)	0.2%	(0.4%)	0.0%
Other income (expense):
Interest income	2.4%	2.1%	2.4%	2.2%
Interest expense	0.0%	0.0%	0.0%	0.0%
Other	0.0%	0.0%	0.0%	0.0%

Total other income, net	2.4%	2.1%	2.4%	2.2%

Income before provision for income taxes	2.3%	2.3%	2.0%	2.2%
Income tax expense	2.4%	1.3%	2.6%	1.2%

Income (loss) before cumulative effect of a change in accounting change	(0.1%)	1.0%	(0.6%)	1.0%
Cumulative effect of change in accounting principle	0.2%	0.0%	0.0%	0.0%

Net income (loss)	0.1%	1.0%	(0.6%)	1.0%
Convertible preferred stock dividend, conversion payment and discount on preferred stock redemption, net	3.0%	(0.2%)	1.3%	(0.1%)

Net income (loss) applicable to common stockholders	(2.9%)	1.2%	(1.9%)	1.1%

Comparison of the Three months ended June 30, 2006 to the Three months ended June 30, 2007 and of the Six months ended June 30, 2006 to the Six months ended June 30, 2007

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
Proprietary Traffic Revenues	$22,381,012	$28,639,626	$11,079,845	$13,523,702
Partner Network and Other Revenues	40,446,033	40,249,412	20,634,875	21,141,935

Total Revenues	$62,827,045	$68,889,038	$31,714,720	$34,665,637

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

Revenue increased 9%, from $31.7 million for the three months ended June 30, 2006 to $34.7 million in the same period in 2007. The increase in revenues was primarily attributable to our proprietary traffic sources, including our portfolio of more than 200,000 Web sites and revenues generated using third-party Web sites. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions in 2005 and the AreaConnect asset acquisitions in 2006 including their respective portfolios of Web sites. We believe the increase in proprietary revenues is in part attributable to updates and enhancements for certain of the Web sites as well as increased sales, marketing and optimization efforts and expenditures.

Revenue increased 10%, from $62.8 million for the six months ended June 30, 2006 to $68.9 million in the same period in 2007. The increase in revenues was primarily attributable to proprietary traffic sources, including our portfolio of more than 200,000 Web sites and revenues generated using third-party Web sites. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions in 2005 and the AreaConnect asset acquisitions in 2006 including their respective portfolios of Web sites. We believe the increase in proprietary revenues is in part attributable to updates and enhancements for certain of the Web sites as well as increased sales, marketing and optimization efforts and expenditures.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs performed by users of our service through our distribution partners and proprietary traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with merchant advertisers and advertising services providers, which we believe is dependent in part on marketing our Web sites and delivering high quality traffic that ultimately results in purchases or conversions for our merchant advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. As revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

Expenses

Expenses were as follows:

	Six months ended June 30,				Three months ended June 30,
	2006	% of revenue	2007	% of revenue	2006	% of revenue	2007	% of revenue
Service costs	29,872,268	48%	32,005,816	46%	15,020,319	47%	16,764,588	48%
Sales and marketing	11,273,884	18%	14,622,850	21%	5,407,200	17%	7,112,929	21%
Product development	4,780,419	8%	5,260,435	8%	2,553,395	8%	2,662,779	8%
General and administrative	7,255,720	12%	8,238,418	12%	3,846,212	12%	4,057,643	12%
Amortization of intangible assets from acquisitions	10,034,864	16%	8,597,388	12%	5,164,191	16%	4,074,254	12%
Facility relocation	—	0%	121,124	0%	—	0%	121,124	0%

Effective January 1, 2006, we adopted SFAS 123R and record stock-based compensation expense under the fair value method. In the three and six months ended June 30, 2007, we recorded $2.3 million and $5.2 million, respectively of stock-based compensation expense compared to $3.4 million and $6.9 million for the same periods in 2006, respectively. This stock-based compensation expense has been included in the same lines as compensation paid to the same individuals in the consolidated statement of operations in accordance with SAB 107.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
Service costs	$491,953	$150,276	$255,742	$31,741
Sales and marketing	1,991,249	462,158	943,978	89,800
Product development	1,562,374	939,944	827,187	450,692
General and administrative	2,903,075	3,677,557	1,401,001	1,770,488

Total stock-based compensation	$6,948,651	$5,229,935	$3,427,908	$2,342,721

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 12% from $15.0 million in the three months ended June 30, 2006 to $16.8 million in the same period in 2007. The increase was primarily attributable to an increase in distribution partner payments of $1.5 million, an increase in facility, co-location, depreciation and amortization, personnel and other costs of $313,000, and an increase in registration fees and Internet domain amortization of $256,000, partially offset by decreases in stock-based compensation of $224,000 and credit card processing fees of $147,000. This total increase also resulted from a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 47% of revenue in the three months ended June 30, 2006 as compared to 48% in 2007. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary traffic sources have no corresponding distribution partner payments. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms. We also expect stock-based compensation to increase in absolute dollars.

Service costs increased 7% from $29.9 million in the six months ended June 30, 2006 to $32.0 million in the same period in 2007. The increase was primarily attributable to an increase in distribution partner payments of $1.6 million, an increase in facility, co-location, depreciation and amortization, personnel and other costs of $745,000, and an increase in registration fees and Internet domain amortization of $345,000, partially offset by a decrease in stock-based compensation of $342,000 and credit card processing fees of $169,000. Service costs represented 48% of revenue in the six months ended June 30, 2006 as compared to 46% in 2007. The 2007 decrease as a percentage of revenue in service costs as compared to the same period in 2006 was primarily a result of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments.

Sales and Marketing. Sales and marketing expenses increased 32%, from $5.4 million for the three months ended June 30, 2006 to $7.1 million in the same period in 2007. As a percentage of revenue, sales and marketing expenses were 17% and 21% for the three months ended June 30, 2006 and 2007, respectively. The increase in dollars was related primarily to an increase in online and outside marketing and customer acquisition activities. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue and as a result of additional stock-based compensation expense. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our recently updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Sales and marketing expenses increased 30%, from $11.3 million for the six months ended June 30, 2006 to $14.6 million in the same period in 2007. As a percentage of revenue, sales and marketing expenses were 18% and 21% for the six months ended June 30, 2006 and 2007, respectively. The increase in dollars was related primarily to an increase in online and outside marketing and customer acquisition activities.

Product Development. Product development expenses increased 4%, from $2.6 million in the three months ended June 30, 2006 to $2.7 million in the same period in 2007. As a percentage of revenue, product development expenses were 8% for both the three months ended June 30, 2006 and 2007. The increase in dollars was primarily due an increase in personnel and consulting costs, depreciation and other operating costs of $486,000, offset by a decrease in stock-based compensation of $622,000. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

Product development expenses increased 10%, from $4.8 million in the six months ended June 30, 2006 to $5.3 million in the same period in 2007. As a percentage of revenue, product development expenses were 8% for both the six months ended June 30, 2006 and 2007. The increase in dollars was primarily due to an increase in personnel and consulting costs, depreciation and other operating costs of $1.1 million.

General and Administrative. General and administrative expenses increased 6%, from $3.8 million in the three months ended June 30, 2006 to $4.1 million in the same period in 2007. The increase in dollars was primarily due to an increase in personnel costs of $323,000, an increase in stock-based compensation of $369,000, partially offset by a decrease in bad debt expense of $481,000. As a percentage of revenue, general and administrative expenses were 12% for both the three months ended June 30, 2006 and 2007. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense and to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses increased 14%, from $7.3 million in the six months ended June 30, 2006 to $8.2 million in the same period in 2007. The increase in dollars was primarily due to an increase in personnel costs of $569,000, an increase in stock-based compensation of $774,000, partially offset by a decrease in bad debt expense of $501,000. As a percentage of revenue, general and administrative expenses were 12% for both the six months ended June 30, 2006 and 2007, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 21%, from $5.2 million in the three months ended June 30, 2006 to $4.1 million in the same period in 2007. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2006 and 2007. During the three months ended June 30, 2007, the components of amortization of intangibles were service costs of $3.1 million, sales and marketing of $715,000 and general and administrative of $238,000.

Intangible amortization expense decreased 14%, from $10.0 million in the six months ended June 30, 2006 to $8.6 million in the same period in 2007. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2006 and 2007. During the six months ended June 30, 2007, the components of amortization of intangibles were service costs of $6.3 million, sales and marketing of $1.4 million and general and administrative of $823,000.

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

Facility relocation. The facility relocation was $121,000 for the three and six months ended June 30, 2007. In April 2007, the Company subleased one of its office locations. In connection with the sublease, the Company recognized approximately $121,000 for the estimated future obligations of non-cancelable lease and other costs related to the office. The portion related to the non-cancelable lease is based on estimates of vacancy period and sublease income. The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $174,000 and $353,000 for the three and six months ended June 30, 2006, respectively, as compared to $123,000 and $156,000 in the same periods in 2007 and was attributable to the sales and disposals of Internet domain name intangible assets.

Other Income, net. Other income, net was $752,000 in the three months ended June 30, 2006 and $748,000 in the same period in 2007. Other income, net was $1.5 million in both the six months ended June 30, 2006 and 2007.

Income Taxes. The income tax expense in the three months ended June 30, 2006 was $839,000 as compared to $413,000 in the same period in 2007. In the six months ended June 30, 2006, income tax expense was $1.5 million as compared to $887,000 in the same period in 2007.

In the three and six months ended June 30, 2006, the effective tax rate of 129% and 103%, respectively, differed from the expected effective tax rate of 35% due to non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R, state income taxes and other amounts. The effective tax rate of 56% and 54% in the three and six months ended June 30, 2007, respectively, differed from the expected tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts.

During the three months ended June 30, 2006 and 2007, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $428,000 and $1.0 million, respectively, which were recorded as credits to additional paid in capital. During the six months ended June 30, 2006 and 2007, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $1.9 million and $2.8 million, respectively, which were recorded as credits to additional paid in capital.

Cumulative effect of Change in Accounting Principle, net of tax. For the six months ended June 30, 2006, a one-time gain of $151,000, net of tax, was recognized as an cumulative effect of a change in accounting principle based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, forfeitures had been recorded as incurred.

Convertible Preferred Stock Dividends, Conversion Payment, and Discount on Preferred Stock Redemption, net. The convertible preferred stock dividends, conversion payment and discount on preferred stock redemption, net decreased 106%, from $422,000 in the three months ended June 30, 2006 to ($23,000) in the same period in 2007. The decrease was primarily attributable to a decrease in preferred stock dividends as a result of a reduction in preferred stock outstanding compared to the same period in 2006 and a $41,000 discount on preferred stock redemption in connection with our repurchase of 909 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions). The convertible preferred stock dividends, conversion payment and discount on preferred stock redemption, net decreased from $1.9 million in the six months ended June 30, 2006 to ($130,000) in the same period in 2007. The decrease was primarily attributable to a one time payment of $970,000 associated with the voluntary conversion of approximately 80,848 shares into approximately 824,980 shares of our Class B common stock in March 2006, preferred dividends of $1.9 million in 2006 compared to $38,000 in the same period in 2007, and a $164,000 discount on preferred stock redemption in connection with our repurchase of 3,734 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions) in 2007. Preferred stock dividends are based upon a dividend rate of 4.75%.

Net Income (Loss) Applicable to Common Stockholders. Net income (loss) applicable to common stockholders increased from a net loss of $612,000 for the three months ended June 30, 2006 to net income of $354,000 in the same period in 2007. The increase was primarily attributable to a decrease in convertible stock dividends, conversion payment and discount on preferred stock redemption, net of $445,000 and a decrease in stock based compensation of $1.1 million. Net income (loss) applicable to common stockholders decreased from a net loss of $1.8 million for the six months ended June 30, 2006 to net income of $902,000 in the same period in 2007. The increase was primarily attributable to a decrease in convertible stock dividends, conversion payment and discount on preferred stock redemption, net of $2.0 million and a decrease in stock based compensation of $1.7 million.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $53.9 million. As of June 30, 2007, we had contractual obligations of $5.1 million of which $3.4 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefit related to stock options, facility relocation and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2007 of approximately $16.8 million consisted primarily of net income of $772,000 adjusted for non-cash items of $14.1 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options, facility relocation and approximately $1.9 million provided by working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2006 of approximately $15.7 million consisted primarily of net income of $108,000 adjusted for non-cash items of $17.3 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, cumulative effect of a change in accounting principle and approximately $1.7 million provided by working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from merchant advertisers prior to our delivery of related click-throughs with the corresponding payments to the distribution partners who provide placement for the listings are generally paid only after delivery of related click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the six months ended June 30, 2006 and 2007. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

Nearly all of the feed management services and advertising services provider arrangements are billed on a monthly basis following the month of our click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. For these services, merchant advertiser’s payments are generally received one to three weeks following payment to the distribution partners. We expect that in the future periods, if the feed management services or amounts from our advertising services provider arrangements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

Cash used in investing activities for the six months ended June 30, 2007 of approximately $12.3 million was primarily attributable to purchases for Internet domain names or Web sites of approximately $10.2 million and net purchases for property and equipment of $2.5 million, offset by proceeds from the sales of intangible assets of approximately $280,000. Cash used in investing activities for the six months ended June 30, 2006 of approximately $20.5 million was primarily attributable to the payments for the AreaConnect and Open List asset acquisitions totaling approximately $18.0 million, purchases for Internet domain names or Web sites of approximately $555,000 and net purchases for property and equipment of $3.5 million, offset by proceeds from the sales of intangible assets of $1.4 million and proceeds, net of legal fees, from the settlement of certain intangible asset indemnification obligations in connection with our 2005 acquisitions of approximately $347,000.

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

Cash provided by financing activities for the six months ended June 30, 2007 of approximately $3.4 million was primarily attributable to net proceeds of approximately $3.4 million from the sale of stock through employee stock options and employee stock purchases and $2.4 million of excess tax benefit related to stock options offset by common and preferred stock dividend payments of $1.7 million and the repurchase of 3,734 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions) totaling approximately $732,000. Cash provided by financing activities for the six months ended June 30, 2006 of approximately $1.2 million was primarily attributable to net proceeds of approximately $1.5 million from the sale of stock through employee stock options and employee stock purchases and $1.8 million of excess tax benefit related to stock options offset by preferred dividend payments of $2.1 million which included the one-time payment of $970,000 associated with the voluntary conversion of approximately 80,848 shares of our preferred stock into approximately 824,980 shares of our Class B common stock .

The following table summarizes our contractual obligations as of June 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$3,427,000	$714,884	$2,542,822	$169,294
Capital leases	53,196	11,306	41,890	—
Other contractual obligations	1,657,026	838,036	818,990	—

Total contractual obligations (1), (2)	$5,137,222	$1,564,226	$3,403,702	$169,294

(1)	In February 2005 we entered into (i) a new master agreement with Yahoo! Search Marketing (formerly, Overture) with respect to our network of Internet domain names and (ii) a license agreement with Yahoo! Search Marketing (formerly, Overture) with respect to certain of Overture’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs. The royalty payments are not included in the above schedule.
(2)	Under the terms of the preferred stock offering in February 2005, we have a quarterly dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments.

During the six months ended June 30, 2007, we paid approximately $10.2 million for the purchase of additional Internet domains. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

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

We will have an annual dividend payment obligation under the terms of the preferred stock of $72,000 based upon approximately 6,024 convertible preferred shares outstanding as of June 30, 2007. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share.

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

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. Quarterly dividends were paid on February 15, 2007 and May 15, 2007 to Class A and Class B common stockholders of record as of the close of business on February 2, 2007 and May 4, 2007, respectively. The aggregate quarterly dividend paid in February 2007 was approximately $832,000. The aggregate quarterly dividend paid in May 2007 was approximately $840,000.

In July 2007, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock and $2.97 per share on our 4.75% convertible exchangeable preferred stock. Marchex will pay these dividends on August 15, 2007 to the holders of record as of the close of business on August 3, 2007.

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

On June 21, 2006, a Registration Statement on Form S-3 (File No. 333-134851) relating to the resale of 662,717 shares of our Class B common stock by certain selling stockholders with S-3 registration rights granted in connection with the AreaConnect and Open List asset acquisitions was declared effective by the SEC. We were contractually required to use best efforts to keep this Registration Statement effective until May 26, 2007 (plus the period of time, if any, during which sales may be suspended while the suspension right is in effect). We have not received any proceeds in connection with these sales by selling stockholders.

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

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, certain third-party Web sites and our proprietary network of Web sites, on which we include our merchant advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the merchant advertiser. In accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the revenue derived from merchant advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the merchant advertiser. We also recognize revenue for certain agency contracts with merchant advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of merchant advertisers from search engines and directories. We are paid an agency fee based on the total amount of the purchase made on behalf of these merchant advertisers. Under these agreements, our merchant advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our merchant advertisers. This creates a sequential liability for media purchases made on behalf of merchant advertisers. In certain instances, the Web publishers engage the merchant advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the merchant advertiser.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

We apply the provisions of the Financial Accounting Standards Board’s (“FASB”) SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“SFAS 144”).

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R using the modified prospective transition method and therefore have not restated prior periods’ results. SFAS 123R requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R, we accounted for share-based payments under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) and accordingly, generally recognized compensation expense related to restricted stock awards and stock options with intrinsic value and accounted for forfeitures as they occurred.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is in the process of evaluating the effect that SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

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

Changes in Internal Controls

During the quarter ended June 30, 2007, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2007, which was filed with the SEC on May 10, 2007, as set forth below. We do not believe any of the changes constitute material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We had an accumulated deficit of $5.4 million as of June 30, 2007. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, and acquiring additional businesses. In addition, commencing January 1, 2006, we began expensing the fair value of stock options granted in connection with our adoption of the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business. Yahoo! is also a significant customer.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our merchant listings. Yahoo! Search Marketing is our largest distribution partner and delivers traffic to our merchant listings which collectively represents approximately 7% of our total revenue for the six months ended June 30, 2007. Separately, Yahoo! Search Marketing was responsible for 38% of our total revenue during the same period principally in respect of the revenues associated with our network of domains.

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

Further, as of June 30, 2007, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 88% of the combined voting power of our outstanding capital stock excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

Factors that could affect our ability to achieve these benefits include:

•

A significant amount of revenue attributed to our network of Web sites comes through our agreement with Yahoo! and its subsidiaries. Under our agreement, Yahoo! has certain limited exclusive and preferential rights with respect to the commercialization of a majority of these Web sites through paid listings. Yahoo! controls the delivery of a portion of the paid listings to a majority of these Web sites. As a result, the monetization of these Web sites is presently largely dependent on the revenue from the paid listings allocated by Yahoo! and its subsidiaries to these Web sites. This allocation may depend on Yahoo!’s advertiser base, internal policies in effect from time to time, perceived quality of traffic, origin of traffic, history of performance and conversion, technical and network changes made by Yahoo!, among many factors and determinations which may or may not be controlled by us or known to us. In addition to the aforementioned factors, if our business relationship with Yahoo! is terminated, we may not be able to replace it with another large-scale provider of paid listings under terms which allow us to increase or maintain the amount of revenue attributable to our network of Web sites.

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

•

Our revenue will also depend on the levels of traffic that our network of Web sites is able to achieve in any period. Traffic levels will increase and decrease based upon a number of factors not entirely within our control, including the extent of indexing of our Web sites within search engines and directories, placement within search results and success of marketing efforts. Traffic levels may also be affected by service interruptions or other technical outages. Our ability to meet the traffic demands of our network of Web sites is also dependent on a number of third party vendors and our technical teams to manage the operations effectively. Any downtime of our servers or other outages will negatively impact the revenue sourced from our network of Web sites.

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

The success of our proprietary network of Web sites depends in large part upon consumer access to our Web sites. Consumers access our Web sites primarily through the following methods: directly accessing our Web sites by typing descriptive keywords or keyword strings into the uniform resource locator (“URL”) address box of an Internet browser; accessing our Web sites by clicking on bookmarked Web sites; and accessing our Web sites through search engines and directories.

Each of these methods requires the use of a third party product or service, such as an Internet browser or search engine or directory. Internet browsers may provide alternatives to the URL address box to locate Web sites, and search engines may from time to time change and establish rules regarding the indexing and optimization of Web sites. We also market certain Web sites through search engines. Historically, we have limited our search engine marketing to less than five leading search engines.

Product developments and market practices for these means of access to our Web sites are not within our control. We may experience a decline in traffic to our Web sites if third party browser technologies or search engine methodologies and rules are changed to our disadvantage. We have experienced abrupt search engine algorithm and policy changes in the past. We expect the search engines we utilize to market and drive users to our Web sites to continue to periodically change their algorithms, policies and technologies. These changes may result in an interruption or decline in our ability to maintain and grow the number of users who visit our Web sites. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid-listings escalate. Any of these changes could have a material adverse effect on our business.

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

We rely upon third party colocation providers to host our main servers. If these providers are unable to handle current or higher volumes of use, experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any change in provider may also lead to downtime and potentially the loss of information. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our colocation providers. We also rely on third party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

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

Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. For example, as a result of the actions of merchant advertisers in our network, we may be subject to existing laws and regulations relating to a wide variety of issues such as consumer privacy, gambling, sweepstakes, advertising, promotions, defamation, pricing, taxation, financial market regulation, quality of products and services, computer trespass, spyware, adware, child protection and intellectual property ownership and infringement. In addition, it is not clear whether existing laws that require licenses or permits for certain of our merchant advertisers’ lines of business apply to us, including those related to insurance and securities brokerage, law offices and pharmacies. Existing federal and state laws that may impact the growth and profitability of our business include, among others:

•

the Digital Millennium Copyright Act (“DMCA”) provides protection from copyright liability for online service providers that list or link to third party Web sites. We currently qualify for the safe harbor under the DMCA, however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

•

the Children’s Online Privacy Protection Act (“COPPA”) restricts the distribution of certain materials deemed harmful to children and impose limitations on the Web sites’ ability to collect personal information from minors. COPPA allows the Federal Trade Commission (“FTC”) to impose fines and penalties upon Web site operators whose sites do not fully comply with the law’s requirements. Another child protection law, the Child Online Protection Act (“COPA”), was intended to restrict the distribution of certain materials deemed harmful to children. This law was struck down as unconstitutional, but a similar federal or state law might be reintroduced in the future.

•	the Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•

the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN SPAM”) Act of 2003 establishes requirements for those who send commercial e-mail, spells out penalties for entities that transmit noncompliant commercial e-mail and/or whose products are advertised in noncompliant commercial e-mail and gives consumers the right to opt-out of receiving commercial e-mails. The FTC is authorized to enforce the CAN SPAM Act. This law also gives the Department of Justice the authority to enforce its criminal sanctions. Other federal and state agencies can enforce the law against organizations under their jurisdiction, and companies that provide Internet access may sue violators as well.

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

The FTC has recently reviewed the way in which search engines disclose paid placements or paid inclusion practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid inclusion is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid placement or paid inclusion listings on search results. Such disclosures if ultimately mandated by the FTC or voluntarily made by us may reduce the desirability of our paid placement and paid inclusion services. We believe that some users will conclude that paid search results are not subject to the same relevancy requirements as non-paid search results, and will view paid search results less favorably. If such FTC disclosure reduces the desirability of our paid placement and paid inclusion services, and “click-throughs” of our paid search results decrease, our business could be adversely affected.

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

The trading prices of our Class B common stock and preferred stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $8.56 to $26.14 per share through June 30, 2007. Since our February 2005 follow-on offering, the closing sale price of our preferred stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $150.71 to $267.00 per share through June 30, 2007. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of June 30, 2007, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 96% of the outstanding shares of our Class A common stock, which shares represented 87% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 88% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2007, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
Total Class B Common Shares	—		—		—	3,000,000
Total Preferred Shares	909	(2)	$195	(plus commission)

(1)	On November 15, 2006, we announced that our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. No repurchases have been made during the quarter.
(2)	The preferred shares were repurchased in May 2007 pursuant to privately negotiated transactions.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 11, 2007, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Russell C. Horowitz (with shares representing 306,400,597 votes voting for and 796,029 votes withheld), Dennis Cline (with shares representing 306,484,388 votes voting for and 712,238 votes withheld), Anne Devereux (with shares representing 306,473,432 votes voting for and 723,194 votes withheld), Jonathan Fram (with shares representing 306,484,913 votes voting for and 711,713 votes withheld) and John Keister (with shares representing 306,402,765 votes voting for and 793,861 votes withheld).

The stockholders also ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007 (with shares representing 306,506,746 votes voting for 37,213 votes against and 652,667 votes abstaining).

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

August 9, 2007