Form 10-Q
period 2007-09-30
MARCHEX INC
filed 2007-11-09
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 7, 2007
Class A common stock, par value $.01 per share	11,559,216
Class B common stock, par value $.01 per share	29,377,835

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2006	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$46,105,827	$37,196,340
Accounts receivable, net	22,035,343	19,251,096
Prepaid expenses and other current assets	2,221,550	1,604,824
Refundable taxes	1,837,166	3,049,496
Deferred tax assets	670,624	964,503

Total current assets	72,870,510	62,066,259
Property and equipment, net	7,280,075	8,000,495
Deferred tax assets	2,444,782	6,169,312
Intangible and other assets, net	13,318,801	19,124,981
Goodwill	200,738,098	204,876,521
Intangible assets from acquisitions, net	36,735,570	28,072,565

Total assets	$333,387,836	$328,310,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,739,231	$11,346,311
Accrued expenses and other current liabilities	2,913,152	4,243,120
Deferred revenue	2,430,644	2,946,077

Total current liabilities	16,083,027	18,535,508
Other non-current liabilities	91,907	94,608

Total liabilities	16,174,934	18,630,116
Commitments, contingencies and subsequent events
Stockholders’ equity:
Convertible preferred stock	2,342,884	1,446,649
Class A common stock	119,217	118,217
Class B common stock	276,361	315,404
Treasury stock	—	(13,592,482)
Additional paid-in capital	320,607,113	328,330,269
Accumulated deficit	(6,132,673)	(6,938,040)

Total stockholders’ equity	317,212,902	309,680,017

Total liabilities and stockholders’ equity	$333,387,836	$328,310,133

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
Revenue	$95,153,161	$102,382,626	$32,326,116	$33,493,588

Expenses:
Service costs (1), (2)	45,056,393	50,821,449	15,184,125	18,815,633
Sales and marketing (1), (2)	17,236,349	19,651,548	5,962,465	5,028,698
Product development (1), (2)	7,470,331	8,563,161	2,689,912	3,302,726
General and administrative (1), (2)	10,364,929	12,791,276	3,109,209	4,552,858
Amortization of intangible assets from acquisitions (3)	15,343,966	12,604,730	5,309,102	4,007,342
Facility relocation	—	121,124	—	—

Total operating expenses	95,471,968	104,553,288	32,254,813	35,707,257
Gain (loss) on sales and disposals of intangible assets, net	284,766	282,079	(68,513)	126,569

Income (loss) from operations	(34,041)	(1,888,583)	2,790	(2,087,100)
Other income (expense):
Interest income	2,323,415	2,130,433	831,005	663,513
Interest expense	(6,280)	(5,524)	(1,841)	(2,148)
Other	(9,764)	(3,243)	(7,901)	—

Total other income, net	2,307,371	2,121,666	821,263	661,365

Income (loss) before provision for income taxes	2,273,330	233,083	824,053	(1,425,735)
Income tax expense	2,305,247	982,077	812,795	95,311

Income (loss) before cumulative effect of change in accounting principle	(31,917)	(748,994)	11,258	(1,521,046)
Cumulative effect of a change in accounting principle, net of tax	151,341	—	—	—

Net income (loss)	119,424	(748,994)	11,258	(1,521,046)
Convertible preferred stock dividends, conversion payment and discount on preferred stock redemption, net	2,338,229	(113,039)	422,147	16,991

Net loss applicable to common stockholders	$(2,218,805)	$(635,955)	$(410,889)	$(1,538,037)

Basic and diluted net loss applicable to common stockholders	$(0.06)	$(0.02)	$(0.01)	$(0.04)
Shares used to calculate basic and diluted net loss per share applicable to common stockholders	38,065,347	39,449,844	38,720,191	39,103,895

(1) Excludes amortization of intangible assets from acquisitions

(2) Includes stock-based compensation as follows:

Service costs	$760,607	$302,066	$268,654	$151,790
Sales and marketing	2,836,843	836,606	845,594	374,448
Product development	2,446,530	1,543,017	884,156	603,073
General and administrative	4,113,376	5,534,195	1,210,301	1,856,638

Total	$10,157,356	$8,215,884	$3,208,705	$2,985,949

(3) Components of amortization of intangible assets from acquisitions:

Service costs	$10,441,008	$9,480,510	$3,595,177	$3,135,890
Sales and marketing	1,921,057	2,145,000	732,473	715,000
General and administrative	2,981,901	979,220	981,452	156,452

Total	$15,343,966	$12,604,730	$5,309,102	$4,007,342

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$119,424	$(748,994)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	(151,341)	—
Amortization and depreciation	19,677,510	19,216,650
Facility relocation (recoveries) costs	(43,431)	113,043
Loss on sales of fixed assets, net	9,764	3,243
Gain on sales and disposals of intangible assets, net	(284,766)	(282,079)
Allowance for doubtful accounts and merchant advertiser credits	1,280,645	833,270
Stock-based compensation	10,157,356	8,215,884
Deferred income taxes	(2,473,582)	(3,988,557)
Excess tax benefit related to stock options	(2,025,351)	(2,462,978)
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(1,418,272)	2,411,867
Refundable taxes	2,798,658	1,623,819
Prepaid expenses, other current assets and restricted cash	(916,447)	977,551
Accounts payable	(397,390)	356,279
Accrued expenses and other current liabilities	290,394	799,611
Deferred revenue	197,859	510,682
Other non-current liabilities	12,789	(6,822)

Net cash provided by operating activities	26,833,819	27,572,469
Cash flows from investing activities:
Purchases of property and equipment	(5,010,864)	(2,973,292)
Cash paid, net of recoveries, for acquisitions	(17,875,318)	(12,945,544)
Proceeds from sales of property and equipment	2,170	8,115
Proceeds from sales of intangible assets	1,570,445	686,506
Purchases of intangibles and changes in other non-current assets	(674,238)	(10,573,926)

Net cash used in investing activities	(21,987,805)	(25,798,141)
Cash flows from financing activities:
Capital lease obligation principal payments	(8,811)	(14,872)
Excess tax benefit related to stock options	2,025,351	2,462,978
Preferred stock dividends and conversion payments	(2,476,735)	(56,374)
Repurchase of redeemable preferred stock	—	(732,368)
Repurchase of Class B common stock for treasury stock	—	(13,592,482)
Common stock dividends payments	—	(2,483,456)
Proceeds from exercises of stock options	1,802,168	3,672,499
Proceeds from employee stock purchase plan	55,890	60,260

Net cash provided by (used in) financing activities	1,397,863	(10,683,815)

Net increase (decrease) in cash and cash equivalents	6,243,877	(8,909,487)
Cash and cash equivalents at beginning of period	63,090,941	46,105,827

Cash and cash equivalents at end of period	$69,334,818	$37,196,340

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a local advertising company and publisher of local content. The Company’s innovative advertising platform delivers search- and call-based marketing products and services for local and national advertisers. The Company’s local content network helps consumers make better and more informed local decisions through its network of content-rich Web sites.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other period. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

The condensed consolidated financial statements include the accounts of Marchex and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of and from the date of acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior year to conform to the current year presentation.

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007.

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

•	On September 19, 2007, the Company acquired VoiceStar, Inc. (“VoiceStar”), a provider of call-based advertising services for local advertisers.

(2)	Significant Accounting Policies

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

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
Proprietary Traffic Sources	$34,637,969	$38,611,137	$12,261,956	$9,971,511
Partner and Other Revenue Sources	60,515,192	63,771,489	20,064,160	23,522,077

Total Revenue	$95,153,161	$102,382,626	$32,326,116	$33,493,588

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

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the merchant advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites and other targeted Web-based content. The Company generates revenue upon delivery of qualified and reported click-throughs to the Company’s merchant advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their online user traffic. Other revenues include the Company’s pay-per-phone-call and call-tracking services, bid management services, natural search optimization services and outsourced search marketing platforms.

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

Through December 31, 2005, the Company recognized compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN No. 28”).

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

The per share fair value of stock options granted during the three and nine months ended September 30, 2006 and 2007 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	4.60 - 5.12%	4.15 - 4.91%	4.60%	4.15%
Expected volatility	54 - 58%	52%	54%	52%
Expected dividend yield	0%	0.6%	0%	0.6%

Stock option activity during the nine months ended September 30, 2007 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2006	5,660,405	$12.38	8.08	$18,124,479
Options granted	908,400	11.01
Options exercised	(958,354)	3.61
Options canceled	(668,530)	16.18
Options forfeited	(216,344)	18.23

Balance at September 30, 2007	4,725,577	$13.08	7.80	$4,291,298

Restricted stock activity during the nine months ended September 30, 2007 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2006	252,466	$18.92
Granted	3,146,963	12.30
Vested	(88,969)	17.76
Canceled	(752)	17.00

Unvested at September 30, 2007	3,309,708	$12.61

In October 2006, the compensation committee of the Company’s board of directors resolved to approve effective January 1, 2007 grants to certain executives of 2.3 million shares of restricted Class B common stock which vest over a six year period. Stock-based compensation expense is recognized over the vesting period of these grants.

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R during the three and nine months ended September 30, 2006 and 2007:

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
Total stock-based compensation included in net income (loss)	$10,157,000	$8,216,000	$3,209,000	$2,986,000
Income tax benefit related to stock-based compensation included in net income (loss)	$1,361,000	$2,148,000	$451,000	$755,000

(4)	Net Loss Per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive net loss per share includes the cumulative effective of change in accounting principle, net of tax and excludes convertible stock dividends, conversion payment and discount on redemption of preferred stock and includes shares that the preferred stock is convertible into if the result is dilutive.

The following table reconciles the Company’s reported net income (loss) to net loss applicable to common stockholders used to compute basic and diluted net loss per share for the periods ended:

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
Numerator:
Net income (loss) before cumulative effect of change in accounting principle	$(31,917)	$(748,994)	$11,258	$(1,521,046)
Cumulative effect of change in accounting principle, net of taxes	151,341	—	—	—
Convertible preferred stock dividends and conversion payment	(2,338,229)	(50,828)	(422,147)	(16,991)
Discount on redemption of preferred stock	—	163,867	—	—

Net loss applicable to common stockholders	$(2,218,805)	$(635,955)	$(410,889)	$(1,538,037)

Denominator:
Weighted average number of shares outstanding used to calculate basic and diluted net loss per share	38,065,347	39,449,844	38,720,191	39,103,895

Basic and diluted net loss per share applicable to common stockholders	$(0.06)	$(0.02)	$(0.01)	$(0.04)

For the three months ended September 30, 2006, the net loss applicable to common stockholders used in computing basic and diluted net loss per share applicable to common stockholders included preferred stock dividends. For the nine months ended September 30, 2006, the net loss applicable to common stockholders used in computing basic and diluted net loss per share applicable to common stockholders included the cumulative effect of change in accounting principle, net of tax, related to the adoption of SFAS 123R on January 1, 2006, preferred stock dividends and the conversion payment of approximately $970,000 related to the conversion of 80,848 preferred shares of the Company’s 4.75% convertible exchangeable preferred stock. For the three and nine months ended September 30, 2006, the net loss applicable to common stockholders used in computing basic net loss per share was the same for computing diluted net loss per share.

For the three months ended September 30, 2007, the net loss applicable to common stockholders used in computing basic and diluted net loss per share applicable to common stockholders included preferred stock dividends. For the nine months ended September 30, 2007, the net loss applicable to common stockholders used in computing basic and diluted net loss per share applicable to common stockholders included the preferred stock dividends and the discount on the redemption of 3,734 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $164,000. For the three and nine months ended September 30, 2007, the net loss applicable to common stockholders used in computing basic net loss per share was the same for computing diluted net loss per share.

The computation of basic and diluted net loss per share excludes the following because their effect would be anti-dilutive:

•

For the three and nine months ended September 30, 2006 and for the three and nine months ended September 30, 2007, 1,450,377 shares and 66,095 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•

For the three and nine months ended September 30, 2006, outstanding options to acquire 5,303,860 shares of Class B common stock with a weighted average exercise price of $12.03 per share and for the three and nine months ended September 30, 2007, outstanding options to acquire 4,725,577 shares of Class B common stock with a weighted average exercise price of $13.08 per share.

•	For the three and nine months ended September 30, 2006, warrants to acquire 6,500 shares of Class B common stock at an exercise price of $8.45.

•

For the three and nine months ended September 30, 2006, 381,370 shares of unvested Class B restricted common shares at September 30, 2006 issued to employees in connection with acquisitions. For the three and nine months ended September 30, 2007, 3,343,210 shares of unvested Class B restricted common shares at September 30, 2007 issued to employees and in connection with acquisitions. Unvested shares were excluded from the computation of basic net loss per share in both periods.

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

There were no distribution partners representing more than 10% of consolidated revenue for the three and nine months ended September 30, 2006 and 2007.

There is one distribution partner who is also a merchant advertiser that represented approximately 28% of revenue for the three months ended September 30, 2006 and 2007, and approximately 27% and 35% of revenue for the nine months ended September 30, 2006 and 2007, respectively. This same merchant advertiser represented approximately 51% and 33% of the outstanding accounts receivable balance at December 31, 2006 and September 30, 2007, respectively. There were no other merchant advertisers representing more than 10% of the outstanding receivable balance at September 30, 2007.

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

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
United States	91%	96%	89%	97%
Canada	2%	1%	2%	1%
Other countries	7%	3%	9%	2%

	100%	100%	100%	100%

(7)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2006	September 30, 2007
Computer and other related equipment	$4,330,528	$5,606,449
Purchased and internally developed software	6,215,940	7,268,942
Furniture and fixtures	287,962	369,031
Leasehold improvements	128,512	222,545

	10,962,942	13,466,967
Less: accumulated depreciation and amortization	(3,682,867)	(5,466,472)

Property and equipment, net	$7,280,075	$8,000,495

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.9 million and $409,000 of internally developed software costs that had not commenced amortization as of December 31, 2006 and September 30, 2007, respectively.

Depreciation and amortization expense incurred by the Company was approximately $583,000 and $892,000 for the three months ended September 30, 2006 and 2007, respectively, and $1.3 million and $2.5 million for the nine months ended September 30, 2006 and 2007, respectively.

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

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2007	$14,719	$380,195	$426,849	$821,763
2008	56,602	1,986,281	921,489	2,964,372
2009	45,125	1,110,524	169,347	1,324,996
2010	7,695	169,294	—	176,989

Total minimum payments	$124,141	$3,646,294	$1,517,685	$5,288,120
Less: amounts representing interest	(33,122)

Present value of lease obligation	91,019
Less: current portion	(51,037)

Long-term portion	$39,982

Rent expense incurred by the Company was approximately $257,000 and $301,000 for the three months ended September 30, 2006 and 2007, respectively, and approximately $774,000 and $913,000 for the nine months ended September 30, 2006 and 2007, respectively.

In April 2007, the Company subleased one of its office locations. In connection with the sublease, the Company recognized approximately $121,000 for the estimated future obligations of non-cancelable lease and other costs related to the office during the nine months ended September 30, 2007. The portion related to the non-cancelable lease is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, the estimates may be adjusted in future periods.

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

(b) Taxes

From time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and its tax filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

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

The Company did not have any material amounts of unrecognized tax benefits as of the adoption date and as of September 30, 2007. Also, the Company did not have any material amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

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

(12)	VoiceStar Acquisition

On September 19, 2007, the Company acquired VoiceStar, Inc. (“VoiceStar”), a provider of call-based advertising services for local advertisers. The purchase price consideration consisted of:

•	$13.6 million in cash and estimated acquisition costs; plus

•	634,963 shares of restricted Class B common stock that vest over a period of two and one-half years.

The Company accounted for the VoiceStar acquisition as a business combination and as a result of the acquisition, added call-based services, including pay-per-phone-call and call-tracking to its local online advertising platform.

The shares of restricted Class B common stock were issued to certain employees of VoiceStar who became employees of the Company. The shares of restricted Class B common stock were valued at $9.24 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $5.9 million. The shares of restricted Class B common stock vest over a period of two and one-half years from the closing date, with the first 20.0% vesting after six months and each additional 20.0% vesting each successive 6-month period over the next twenty-four months. These restricted shares were valued at approximately $5.9 million and will be amortized on a straight-line basis as stock-based compensation expense, net of estimated forfeitures, over the associated two and one-half year employment periods over which those shares vest.

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$481,667
Property and equipment	361,623
Intangible assets	4,323,000
Other non-current assets	72,852
Goodwill	9,207,512

Total assets acquired	14,446,654

Current liabilities	790,435
Non-current liabilities	50,877

Total liabilities assumed	841,312

Total net assets acquired	$13,605,342

To date the Company has conducted a preliminary analysis of the estimated fair value of the assets acquired from VoiceStar. The foregoing estimates may be subject to adjustment upon the completion of the Company’s final review and assessment of the fair value of the intangible assets included in the acquisition.

In connection with the acquisition, approximately $1.1 million of the cash consideration was placed in escrow to secure indemnification obligations for a period of 12 months from the closing date. The escrow amounts are included as part of the purchase price consideration. In the event any indemnification obligations are identified, the purchase price will be reduced accordingly. The escrow amounts, less any indemnification obligations identified, will be released upon termination of the escrow period.

The acquired intangible assets in the amount of $4.3 million have a weighted average useful life of approximately 2.4 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of non-compete agreements with a value of approximately $440,000 (2-year weighted average useful life), domain trade names with a value of approximately $283,000 (2-year weighted average useful life), merchant advertiser customer base with a value of approximately $2.0 million (2-year weighted average useful life) and patents and acquired technology with a value of approximately $1.6 million (3-year weighted average useful life). The goodwill of $9.2 million and the acquired intangible assets with a value of $4.3 million are deductible over 15 years for federal tax purposes.

(13)	Pro Forma Results of Operations—AreaConnect, Open List and VoiceStar

The following table presents pro forma results of operations for the three and nine months ended September 30, 2007 and 2006. For the three and nine months ended September 30, 2007 the pro forma results of operations are presented as if the VoiceStar acquisition occurred as of January 1, 2007. The pro forma results of operations for the three months ended September 30, 2007 combine: (1) the historical results of operations of the Company for the three months ended September 30, 2007; and (2) VoiceStar’s historical results of operations for the pre-acquisition period from July 1, 2007 to September 18, 2007. The pro forma results of operations for the nine months ended September 30, 2007 combine: (1) the historical results of operations of the Company for the nine months ended September 30, 2007; and (2) VoiceStar’s historical results of operations for the pre-acquisition period from January 1, 2007 to September 18, 2007.

For the three and nine months ended September 30, 2006 the pro forma results of operations are presented as if the AreaConnect, Open List and VoiceStar acquisitions occurred as of January 1, 2006. The pro forma results of operations for the three months ended September 30, 2006 combine: (1) the historical results of operations of the Company for the three months ended September 30, 2006; and (2) VoiceStar’s pre-acquisition historical results of operations for the three months ended September 30, 2006. The pro forma results of operations for the nine months ended September 30, 2006 combine: (1) the historical results of operations of the Company for the nine months ended September 30, 2006; (2) AreaConnect’s historical results of operations for the pre-acquisition period from January 1, 2006 to April 30, 2006; (3) Open List’s historical results of operations for the pre-acquisition period from January 1, 2006 to May 25, 2006; and (4) VoiceStar’s pre-acquisition historical results of operations for the nine months ended September 30, 2006. The Company has used statutory rates in effect during the three and nine months ended September 30, 2006 and 2007 to calculate the tax effects of the pro forma adjustments in determining the pro forma results of operations for each of the periods presented.

	Nine months ended September 30, 2006	Nine months ended September 30, 2007	Three months ended September 30, 2006	Three months ended September 30, 2007
Revenue	$96,399,405	$104,058,338	$32,564,287	$34,207,281
Net loss	(3,530,136)	(2,976,982)	(706,907)	(2,200,227)
Net loss applicable to common stockholders	(5,868,365)	(2,863,943)	(1,129,054)	(2,217,218)
Net loss per share applicable to common stockholders:
Basic and diluted net loss per share	$(0.15)	$(0.07)	$(0.03)	$(0.06)

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at January 1, 2006 or at January 1, 2007, nor is it necessarily indicative of results that may occur in the future.

(14)	Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Merchant advertiser customer base	$8,900,000	$(4,980,251)	$3,919,749
Distribution partner base	3,100,000	(2,496,057)	603,943
Non-compete agreements	9,900,000	(8,484,192)	1,415,808
Trademarks/domains	44,557,779	(19,467,492)	25,090,287
Acquired technology	15,700,000	(9,994,217)	5,705,783

	$82,157,779	$(45,422,209)	$36,735,570

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Merchant advertiser customer base	$10,900,000	$(7,155,808)	$3,744,192
Distribution partner base	3,100,000	(2,854,032)	245,968
Non-compete agreements	10,340,000	(9,470,133)	869,867
Trademarks/domains	42,894,859	(24,701,398)	18,193,461
Acquired technology	17,200,000	(12,180,923)	5,019,077

	$84,434,859	$(56,362,294)	$28,072,565

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company for the three months ended September 30, 2006 and 2007, was approximately $5.3 million and $4.0 million, respectively, and for the nine months ended September 30, 2006 and 2007, was approximately $15.3 million and $12.6 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $3.7 million for the remainder of 2007, $13.9 million in 2008, $5.6 million in 2009, $2.8 million in 2010, and $2.1 million in 2011 and thereafter.

(15)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

Balance as of December 31, 2006	$200,738,098
Name Development consideration adjustment	(5,023,638)
VoiceStar acquisition	9,207,512
Other	(45,451)

Balance as of September 30, 2007	$204,876,521

In connection with the Name Development Ltd. asset acquisition in 2005, $24.6 million of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts were included as part of the purchase price consideration. A net amount of $357,000 was released from escrow in March 2006 in satisfaction of certain intangible asset indemnification obligations. This amount was reflected as an adjustment to goodwill in 2006. In 2007, in satisfaction of certain intangible asset indemnification obligations, a net amount of 250,000 Class B common shares were returned by the seller to the Company and reflected as a $5.0 million and $219,000 adjustment to goodwill and intangible assets, respectively, and the remaining balance in escrow was released to the seller. The share adjustment was based on the transaction per share value determined at acquisition.

(16)	Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2006	September 30, 2007
Internet domain names	$14,458,880	$25,000,106
Less accumulated amortization	(5,061,457)	(7,816,518)

Other intangible assets, net	9,397,423	17,183,588
Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(2,414,541)	(3,378,826)

License fee, net	2,085,459	1,121,174
Restricted cash	800,000	75,000
Registration fees, net	819,373	492,641
Other	216,546	252,578

Total intangibles and other assets, net	$13,318,801	$19,124,981

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. During the nine months ended September 30, 2007, the Company acquired certain Spanish-language internet domain names for $10.0 million. These internet domain names will be amortized over their expected useful life on a straight-line basis.

Amortization expense for internet domain names for the three months ended September 30, 2006 and 2007, was approximately $696,000 and $1.2 million, respectively and for the nine months ended September 30, 2006 and 2007, was approximately $2.0 million and $2.8 million, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $1.1 million for the remainder of 2007, $4.0 million in 2008, $3.2 million in 2009, $2.8 million in 2010, and $6.1 million in 2011 and thereafter. There were domains held for sale valued at approximately $121,000 and $5,500 under prepaid expenses and other current assets as of December 31, 2006 and September 30, 2007, respectively, which are no longer being amortized.

(17)	Convertible Preferred Stock and Common Stock

In January and May 2007, respectively, the Company repurchased 2,825 shares and 909 shares of preferred stock for a total cash expenditure of approximately $555,000 and $177,000. The Company recorded a discount on the preferred stock redemption of approximately $164,000, during the nine months ended September 30, 2007, which is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. The $164,000 was reflected as convertible preferred stock dividends, conversion payment, and discount on preferred stock redemption, net in the Company’s financial statements. There were no repurchases of preferred stock during the three months ended September 30, 2007. Approximately 6,024 shares of preferred stock remain outstanding as of September 30, 2007.

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

In July 2007, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock and $2.97 per share on the Company’s 4.75% convertible exchangeable preferred stock which was paid on August 15, 2007 to the holders of record as of the close of business on August 3, 2007. The aggregate quarterly dividend paid was approximately $846,000, of which $828,000 was for the common stock dividend.

During the three months ended September 30, 2007, the Company repurchased 1,429,664 shares of Class B common stock for approximately $13.6 million at an average stock price of $9.51 per share. The repurchased shares have been recorded as treasury stock in the condensed consolidated balance sheet.

(18)	Subsequent Events

In October 2007, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock and $2.97 per share on the Company’s 4.75% convertible exchangeable preferred stock. The Company will pay these dividends on November 15, 2007 to the holders of record as of the close of business on November 2, 2007.

In October 2007, the Company entered into a multi-year agreement with Yellowpages.com LLC and AT&T affiliates (“AT&T”) to provide search engine marketing services for AT&T customers as well as certain technology platform services. This new master services and license agreement extends into the calendar year 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Overview

We are a local advertising company and publisher of local content. Our innovative advertising platform delivers search- and call-based marketing products and services for local and national advertisers. Our network of vertical and local Web sites provide online users with: (1) information relating to specific products or services; and (2) relevant advertisers who sell such products or services. Our platform of search- and call-based marketing services enables merchants to efficiently market and sell their products and services across multiple online distribution channels, including search engines, product shopping engines, directories and selected Web sites.

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

•

Pay-per-Phone Call. We provide direct advertisers and super-aggregator partners, such as yellow page companies, a system that includes call provisioning, customer connectivity, call tracking and analysis. Pay-per-phone-call takes the performance-oriented principles of Internet pay-per-click advertisements and applies them to telephone calls.

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

•	On October 24, 2003, we acquired TrafficLeader which was incorporated in Oregon on January 24, 2000 under the name Sitewise Marketing, Inc.

•	On July 27, 2004, we acquired goClick which was incorporated in Connecticut on October 25, 2000.

•	On February 14, 2005, we acquired certain assets of Name Development which was incorporated in the British Virgin Islands in July 2000.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries, which was incorporated in Washington on March 6, 2002.

•	On July 27, 2005, we acquired IndustryBrains, which was incorporated in New York on January 31, 2002.

•	On May 1, 2006, we acquired certain assets of AreaConnect, which was formed in Delaware on June 5, 2002.

•	On May 26, 2006, we acquired certain assets of Open List, which was incorporated in Delaware on November 18, 2003.

•	On September 19, 2007, we acquired VoiceStar, which was incorporated in Pennsylvania on March 21, 1999 under the name TL Solutions, Inc.

We currently have offices in Seattle, Washington; Eugene, Oregon; Las Vegas, Nevada; Philadelphia, Pennsylvania; and New York, New York.

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

VoiceStar

In September 2007, the Company acquired VoiceStar, Inc. (“VoiceStar”), a provider of call-based advertising services for local advertisers. The purchase price consideration consisted of:

•	$13.6 million in cash and estimated acquisition costs; plus

•	634,963 shares of restricted Class B common stock that vest over a period of two and one-half years.

The shares of restricted Class B common stock were issued to certain employees of VoiceStar who became employees of the Company and were valued at approximately $5.9 million, which is recorded as compensation expense over the associated employment period during which these shares vest.

Consolidated Statements of Operations

The assets, liabilities and operations of our acquisitions are included in our consolidated financial statements as of and from the date of the respective acquisitions.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2006 and 2007.

Revenue

We currently generate revenue through our suite of services, including our contextual targeting, pay-per-click targeting, pay-per-phone-call targeting, feed management, bid management, natural search optimization and outsourced search marketing services platforms.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, pay-per-phone-call services, cost-per-action services and feed management services. These primary sources amounted to greater than 86% of our revenues in all periods presented. Our secondary sources of revenue are our bid campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 14% of our revenues in all periods presented. We have no barter transactions.

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

In providing pay-per-click and pay-per-phone-call advertising services, we generate revenue upon our delivery of qualified and reported click-throughs or phone calls to our merchant advertisers or advertising service providers’ listings. These merchant advertisers and advertising service providers pay us a designated transaction fee for each click-through or phone call, which occurs when an online user clicks or makes a phone call on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, our portfolio of owned Web sites and other targeted Web-based content. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to a merchant advertiser Web site and completes the specified action, such as when a phone number is provisioned or a call is placed.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization and impairment of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	telecommunication costs, including provisioning of telephone numbers;

•	serving our search results;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web sites, network equipment and internally developed software;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

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

Amortization of Intangible Assets from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets identified in connection with our acquisitions.

The intangible assets have been identified as:

•	non-competition agreements;

•	trade and Internet domain names;

•	distributor relationships;

•	merchant advertising customer base relationships;

•	patents; and

•	acquired technology.

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

As of September 30, 2007, we had federal net operating loss (“NOL”) carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of September 30, 2007, we had certain tax effected state NOL carryforwards of approximately $1.5 million. We do not have a history of taxable income in the relevant state and the state NOL carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state NOL carryforwards as of September 30, 2007.

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

The Company’s board of directors declared the following quarterly dividends in 2006 and 2007 on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2006	$2.97	February 4, 2006	$662	February 15, 2006
April 2006	$2.97	May 4, 2006	$422	May 15, 2006
July 2006	$2.97	August 4, 2006	$422	August 15, 2006
October 2006	$2.97	November 4, 2006	$422	November 15, 2006
January 2007	$2.97	February 2, 2007	$21	February 15, 2007
April 2007	$2.97	May 4, 2007	$18	May 15, 2007
July 2007	$2.97	August 3, 2007	$18	August 15, 2007

In October 2007, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on November 15, 2007 to the holders of record as of the close of business on November 2, 2007. We expect to pay approximately $18,000 for this quarterly dividend.

The preferred stock is convertible at the option of the holder at any time into shares of Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. In January 2006, 2,500 shares of preferred stock were converted at the option of the holders into 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted 80,848 shares of the Company’s preferred stock into 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. In December 2006, the Company repurchased an aggregate of 132,379 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions), representing a total cash expenditure of approximately $26.0 million. In February 2007, the Company repurchased an additional 2,825 shares of preferred stock for a total cash expenditure of approximately $555,000. In May 2007, the Company repurchased an additional 909 shares of preferred stock for a total cash expenditure of approximately $177,000. Approximately 6,024 shares of preferred stock remain outstanding at September 30, 2007.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of September 30, 2007. The Debentures, if issued, will mature 25 years after the exchange date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2006 and 2007 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	47.4%	49.6%	47.0%	56.2%
Sales and marketing	18.1%	19.2%	18.4%	15.0%
Product development	7.9%	8.4%	8.3%	9.9%
General and administrative	10.9%	12.5%	9.6%	13.6%
Amortization of intangible assets from acquisitions	16.1%	12.3%	16.4%	12.0%
Facility relocation	0.0%	0.1%	0.0%	0.0%

Total operating expenses	100.4%	102.1%	99.7%	106.7%
Gain (loss) on sales and disposals of intangible assets, net	0.3%	0.3%	(0.2%)	0.4%

Income (loss) from operations	0.0%	(1.8%)	0.1%	(6.3%)
Other income (expense):
Interest income	2.4%	2.1%	2.6%	2.0%
Interest expense	0.0%	0.0%	0.0%	0.0%
Other	0.0%	0.0%	0.0%	0.0%

Total other income, net	2.4%	2.1%	2.6%	2.0%

Income (loss) before provision for income taxes	2.4%	0.3%	2.7%	(4.3%)
Income tax expense	2.4%	1.0%	2.5%	0.3%

Income (loss) before cumulative effect of a change in accounting change	0.0%	(0.7%)	0.2%	(4.6%)
Cumulative effect of change in accounting principle	0.2%	0.0%	0.0%	0.0%

Net income (loss)	0.2%	(0.7%)	0.2%	(4.6%)
Convertible preferred stock dividend, conversion payment and discount on preferred stock redemption, net	2.5%	(0.1%)	1.3%	0.1%

Net loss applicable to common stockholders	(2.3%)	(0.6%)	(1.1%)	(4.7%)

Comparison of the Three months ended September 30, 2006 to the Three months ended September 30, 2007 and of the Nine months ended September 30, 2006 to the Nine months ended September 30, 2007

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
Proprietary Traffic Revenues	$34,637,969	$38,611,137	$12,261,956	$9,971,511
Partner Network and Other Revenues	60,515,192	63,771,489	20,064,160	23,522,077

Total Revenues	$95,153,161	$102,382,626	$32,326,116	$33,493,588

Our proprietary traffic revenues are generated from our proprietary network of Web sites which are monetized with pay-per-click and cost-per-action listings and graphical ad units that are relevant to the Web sites. When an online user navigates to one of our owned and operated Web sites and clicks on a particular listing or completes the specified action, we receive a fee. Our partner network revenues are primarily generated using third-party distribution networks to deliver the merchant advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, and other targeted Web-based content. We generate revenue upon delivery of qualified and reported click-throughs to our merchant advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their online user traffic. Other revenues include our pay-per-phone-call and call-tracking services, bid management services, natural search optimization services and outsourced search marketing platforms.

Revenue increased 4%, from $32.3 million for the three months ended September 30, 2006 to $33.5 million in the same period in 2007. The increase in revenues was attributable in part to an increase in the number of accounts on our platform and related revenues we generated from super-aggregator partners and more distribution partners adopting our third-party content platform which correspondingly increased revenue related clicks. This was partially offset by a $2.3 million decrease in revenues attributable to our proprietary traffic sources, including our portfolio of more than 200,000 Web sites and revenues generated using third-party Web sites. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions in 2005 and the AreaConnect asset acquisition in 2006 including their respective portfolios of Web sites. The decrease in proprietary revenues is primarily attributable to a decrease in sales and marketing expenditures.

Revenue increased 8%, from $95.2 million for the nine months ended September 30, 2006 to $102.4 million in the same period in 2007. The majority of the increase in revenues was attributable to proprietary traffic sources, including our portfolio of more than 200,000 Web sites and revenues generated using third-party Web sites. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions in 2005 and the AreaConnect asset acquisition in 2006 including their respective portfolios of Web sites. We believe the increase in proprietary revenues is in part attributable to updates and enhancements for certain of the Web sites as well as increased sales, marketing and optimization efforts and expenditures.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs and calls performed by users of our service through our distribution partners and proprietary traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with merchant advertisers and advertising services providers, which we believe is dependent in part on marketing our Web sites and delivering high quality traffic that ultimately results in purchases or conversions for our merchant advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. As revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

Expenses

Expenses were as follows:

	Nine months ended September 30,				Three months ended September 30,
	2006	% of revenue	2007	% of revenue	2006	% of revenue	2007	% of revenue
Service costs	45,056,393	47%	50,821,449	50%	15,184,125	47%	18,815,633	56%
Sales and marketing	17,236,349	18%	19,651,548	19%	5,962,465	18%	5,028,698	15%
Product development	7,470,331	8%	8,563,161	8%	2,689,912	8%	3,302,726	10%
General and administrative	10,364,929	11%	12,791,276	13%	3,109,209	10%	4,552,858	14%
Amortization of intangible assets from acquisitions	15,343,966	16%	12,604,730	12%	5,309,102	16%	4,007,342	12%
Facility relocation	—	0%	121,124	0%	—	0%	—	0%

Effective January 1, 2006, we adopted SFAS 123R and record stock-based compensation expense under the fair value method. In the three and nine months ended September 30, 2007, we recorded $3.0 million and $8.2 million, respectively of stock-based compensation expense compared to $3.2 million and $10.2 million for the same periods in 2006, respectively. This stock-based compensation expense has been included in the same lines as compensation paid to the same individuals in the consolidated statement of operations in accordance with SAB 107.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
Service costs	$760,607	$302,066	$268,654	$151,790
Sales and marketing	2,836,843	836,606	845,594	374,448
Product development	2,446,530	1,543,017	884,156	603,073
General and administrative	4,113,376	5,534,195	1,210,301	1,856,638

Total stock-based compensation	$10,157,356	$8,215,884	$3,208,705	$2,985,949

See Note 3—”Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 24% from $15.2 million in the three months ended September 30, 2006 to $18.8 million in the same period in 2007. The increase was primarily attributable to an increase in distribution partner payments, facility, co-location, depreciation and amortization, personnel and other costs of $3.4 million, and an increase in Internet domain amortization of $497,000, partially offset by decreases in stock-based compensation of $117,000 and credit card processing fees of $157,000. This total increase also resulted from a greater number of searches and platform advertiser accounts, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 47% of revenue in the three months ended September 30, 2006 as compared to 56% in 2007. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary traffic sources have no corresponding distribution partner payments. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms. We also expect stock-based compensation to increase in absolute dollars.

Service costs increased 13% from $45.1 million in the nine months ended September 30, 2006 to $50.8 million in the same period in 2007. The increase was primarily attributable to an increase in distribution partner payments, facility, co-location, depreciation and amortization, personnel and other costs of $5.7 million, and an increase in Internet domain amortization of $842,000, partially offset by a decrease in stock-based compensation of $459,000 and credit card processing fees of $327,000. Service costs represented 47% of revenue in the nine months ended September 30, 2006 as compared to 50% in 2007. The 2007 increase as a percentage of revenue in service costs as compared to the same period in 2006 was primarily a result of a larger proportion of revenue attributable to our partner network.

Sales and Marketing. Sales and marketing expenses decreased 16%, from $6.0 million for the three months ended September 30, 2006 to $5.0 million in the same period in 2007. As a percentage of revenue, sales and marketing expenses were 18% and 15% for the three months ended September 30, 2006 and 2007, respectively. The decrease in dollars was related primarily to a decrease in online and outside marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue and as a result of additional stock-based compensation expense. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our recently updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Sales and marketing expenses increased 14%, from $17.2 million for the nine months ended September 30, 2006 to $19.7 million in the same period in 2007. As a percentage of revenue, sales and marketing expenses were 18% and 19% for the nine months ended September 30, 2006 and 2007, respectively. The increase in dollars was related primarily to an increase in online and outside marketing and customer acquisition activities.

Product Development. Product development expenses increased 23%, from $2.7 million in the three months ended September 30, 2006 to $3.3 million in the same period in 2007. As a percentage of revenue, product development expenses were 8% and 10% for the three months ended September 30, 2006 and 2007, respectively. The increase in dollars was primarily due to an increase in personnel and consulting costs, depreciation and other operating costs of $894,000, offset by a decrease in stock-based compensation of $281,000. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

Product development expenses increased 15%, from $7.5 million in the nine months ended September 30, 2006 to $8.6 million in the same period in 2007. As a percentage of revenue, product development expenses were 8% for both the nine months ended September 30, 2006 and 2007. The increase in dollars was primarily due to an increase in personnel and consulting costs, depreciation and other operating costs of $2.0 million, offset by a decrease in stock-based compensation of $904,000.

General and Administrative. General and administrative expenses increased 46%, from $3.1 million in the three months ended September 30, 2006 to $4.6 million in the same period in 2007. The increase in dollars was primarily due to an increase in personnel costs of $359,000, an increase in stock-based compensation of $646,000, and an increase in professional fees, facility costs, depreciation and other costs of $438,000. As a percentage of revenue, general and administrative expenses was 10% and 14% for the three months ended September 30, 2006 and 2007, respectively. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense and to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses increased 23%, from $10.4 million in the nine months ended September 30, 2006 to $12.8 million in the same period in 2007. The increase in dollars was primarily due to an increase in personnel costs of $928,000, an increase in stock-based compensation of $1.4 million and an increase in professional fees, facility costs, depreciation and other costs of $421,000, partially offset by a decrease in bad debt expense of $344,000. As a percentage of revenue, general and administrative expenses were 11% and 13% for the nine months ended September 30, 2006 and 2007, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 25%, from $5.3 million in the three months ended September 30, 2006 to $4.0 million in the same period in 2007. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2006 and 2007. During the three months ended September 30, 2007, the components of amortization of intangibles were service costs of $3.1 million, sales and marketing of $715,000 and general and administrative of $156,000.

Intangible amortization expense decreased 18%, from $15.3 million in the nine months ended September 30, 2006 to $12.6 million in the same period in 2007. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2006 and 2007. During the nine months ended September 30, 2007, the components of amortization of intangibles were service costs of $9.5 million, sales and marketing of $2.1 million and general and administrative of $979,000.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $84.4 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Facility relocation. The facility relocation was $0 and $121,000 for the three and nine months ended September 30, 2007, respectively. In April 2007, the Company subleased one of its office locations. In connection with the sublease, the Company recognized approximately $121,000 for the estimated future obligations of non-cancelable lease and other costs related to the office. The portion related to the non-cancelable lease is based on estimates of vacancy period and sublease income. The remaining lease accrual is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Gain (loss) on sales and disposals of intangible assets, net. The gain (loss) on sales and disposals of intangible assets, net was $(69,000) and $285,000 for the three and nine months ended September 30, 2006, respectively, as compared to $127,000 and $282,000 in the same periods in 2007 and was primarily attributable to the sales and disposals of Internet domain name and other intangible assets.

Other Income, net. Other income, net was $821,000 in the three months ended September 30, 2006 and $661,000 in the same period in 2007. Other income, net was $2.3 million and $2.1 million in the nine months ended September 30, 2006 and 2007, respectively. The decrease in other income, net during the three and nine months ended September 30, 2007 was primarily a result of the lower average cash balances, resulting from the Class B common stock repurchases and the VoiceStar acquisition.

Income Taxes. The income tax expense in the three months ended September 30, 2006 was $813,000 as compared to $95,000 in the same period in 2007. In the nine months ended September 30, 2006, income tax expense was $2.3 million as compared to $982,000 in the same period in 2007.

In the three and nine months ended September 30, 2006, the effective tax rate of 99% and 101%, respectively, differed from the expected effective tax rate of 35% due to non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R, state income taxes and other amounts. The effective tax rate of (7%) and 421% in the three and nine months ended September 30, 2007, respectively, differed from the expected tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts.

During the three months ended September 30, 2006 and 2007, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $193,000 and $24,000, respectively, which were recorded as credits to additional paid in capital. During the nine months ended September 30, 2006 and 2007, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $2.1 million and $2.8 million, respectively, which were recorded as credits to additional paid in capital.

Cumulative effect of Change in Accounting Principle, net of tax. For the nine months ended September 30, 2006, a one-time gain of $151,000, net of tax, was recognized as a cumulative effect of a change in accounting principle based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, forfeitures had been recorded as incurred.

Convertible Preferred Stock Dividends, Conversion Payment, and Discount on Preferred Stock Redemption, net. The convertible preferred stock dividends decreased 96%, from $422,000 in the three months ended September 30, 2006 to $17,000 in the same period in 2007. The decrease was primarily attributable to a decrease in preferred stock dividends as a result of a reduction in preferred stock outstanding compared to the same period in 2006. The convertible preferred stock dividends, conversion payment and discount on preferred stock redemption, net decreased from $2.3 million in the nine months ended September 30, 2006 to ($113,000) in the same period in 2007. The decrease was primarily attributable to a one time payment of $970,000 associated with the voluntary conversion of approximately 80,848 shares into approximately 824,980 shares of our Class B common stock in March 2006, preferred dividends of $1.9 million in 2006 compared to $38,000 in the same period in 2007, and a $164,000 discount on preferred stock redemption in connection with our repurchase of 3,734 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions) in 2007. Preferred stock dividends are based upon a dividend rate of 4.75%.

Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders increased from a net loss of $411,000 for the three months ended September 30, 2006 to a net loss of $1.5 million in the same period in 2007. The increase in net loss applicable to common stockholders was primarily attributable to a increase in service costs, product development and general and administrative costs offset by a decrease in sales and marketing costs. Net loss applicable to common stockholders decreased from a net loss of $2.2 million for the nine months ended September 30, 2006 to net loss of $636,000 in the same period in 2007. The decrease was primarily attributable to a decrease in convertible stock dividends, conversion payment and discount on preferred stock redemption, net of $2.5 million and a decrease in stock based compensation of $1.9 million.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $37.2 million. As of September 30, 2007, we had contractual obligations of $5.3 million, of which $3.6 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefit related to stock options, facility relocation and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2007 of approximately $27.6 million consisted primarily of net loss of $749,000 adjusted for non-cash items of $21.9 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options, facility relocation and approximately $6.4 million provided by working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2006 of approximately $26.8 million consisted primarily of net income of $119,000 adjusted for non-cash items of $26.5 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, cumulative effect of a change in accounting principle and approximately $249,000 provided by working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from merchant advertisers prior to our delivery of related click-throughs with the corresponding payments to the distribution partners who provide placement for the listings are generally paid only after delivery of related click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the merchant advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the nine months ended September 30, 2006 and 2007. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

Cash used in investing activities for the nine months ended September 30, 2007 of approximately $25.8 million was primarily attributable to the payments for the VoiceStar acquisition totaling approximately $12.9 million, purchases for Internet domain names or Web sites of approximately $10.6 million and net purchases for property and equipment of $3.0 million, offset by proceeds from the sales of intangible assets of approximately $686,000. Cash used in investing activities for the nine months ended September 30, 2006 of approximately $22.0 million was primarily attributable to the payments for the AreaConnect and Open List asset acquisitions totaling approximately $18.2 million, purchases for Internet domain names or Web sites of approximately $603,000 and net purchases for property and equipment of $5.0 million, offset by proceeds from the sales of intangible assets of $1.6 million and proceeds, net of legal fees, from the settlement of certain intangible asset indemnification obligations in connection with our 2005 acquisitions of approximately $347,000.

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

Cash used in financing activities for the nine months ended September 30, 2007 of approximately $10.7 million was primarily attributable to the repurchase of 1,429,664 shares of Class B common stock for treasury stock and 3,734 shares of preferred stock totaling approximately $13.6 million and $732,000, respectively, and common stock and preferred stock dividend payments of $2.5 million, partially offset by net proceeds of approximately $3.7 million from the sale of stock through employee stock options and employee stock plan purchases and $2.5 million of excess tax benefit related to stock options. Cash provided by financing activities for the nine months ended September 30, 2006 of approximately $1.4 million was primarily attributable to net proceeds of approximately $1.9 million from the sale of stock through employee stock options and employee stock purchases and $2.0 million of excess tax benefit related to stock options offset by preferred dividend payments of $2.5 million which included the one-time payment of $970,000 associated with the voluntary conversion of approximately 80,848 shares of our preferred stock into approximately 824,980 shares of our Class B common stock.

The following table summarizes our contractual obligations as of September 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$3,646,294	$380,195	$3,096,805	$169,294
Capital leases	124,141	14,719	101,727	7,695
Other contractual obligations	1,517,685	426,849	1,090,836	—

Total contractual obligations (1), (2)	$5,288,120	$821,763	$4,289,368	$176,989

(1)

In February 2005 we entered into (i) a master agreement with Yahoo! Search Marketing (formerly, Overture) with respect to our network of Internet domain names and (ii) a license agreement with Yahoo! Search Marketing (formerly, Overture) with respect to certain of Overture’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs. The royalty payments are not included in the above schedule. In August 2007, we entered into a new master agreement with Yahoo! Inc. which expires June 2009 and terminates and supersedes the February 2005 master agreement, except for the royalty provisions which are still in effect.

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

During the nine months ended September 30, 2007, we paid approximately $10.6 million for the purchase of additional Internet domains. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

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

We will have an annual dividend payment obligation under the terms of the preferred stock of $72,000 based upon approximately 6,024 convertible preferred shares outstanding as of September 30, 2007. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share.

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

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the three months ended September 30, 2007, approximately 1.4 million shares of Class B common stock were repurchased.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. Quarterly dividends were paid on February 15, 2007, May 15, 2007 and August 15, 2007 to Class A and Class B common stockholders of record as of the close of business on February 2, 2007, May 4, 2007 and August 3, 2007, respectively. The aggregate quarterly dividend paid in February 2007 was approximately $832,000. The aggregate quarterly dividend paid in May 2007 was approximately $840,000. The aggregate quarterly dividend paid in August 2007 was approximately $846,000.

In October 2007, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock and $2.97 per share on our 4.75% convertible exchangeable preferred stock. Marchex will pay these dividends on November 15, 2007 to the holders of record as of the close of business on November 2, 2007.

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

On October 18, 2007, a Registration Statement on Form S-3 (File No. 333-146800) relating to the resale of 634,963 shares of our Class B common stock by certain selling stockholders with S-3 registration rights granted in connection with the VoiceStar acquisition was filed the SEC. This Registration Statement on Form S-3 has not yet been declared effective by the SEC.

Based on our operating plans we believe that our existing resources and cash flow provided by ongoing operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to merchant advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, pay-per-phone-call services, feed management services, and other cost-per-action services and feed management services. For pay-per-click listing and feed management services, revenue is recognized upon our delivery of qualified and reported click-throughs to our merchant advertisers or advertising service providers’ listing which occurs when an online user clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a phone number is provisioned or call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

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

Changes in Internal Controls

During the quarter ended September 30, 2007, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2007, which was filed with the SEC on August 9, 2007, as set forth below, including as a result of our recent VoiceStar acquisition. We do not believe any of the changes constitute material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003, TrafficLeader in October 2003 and goClick in July 2004. In February and April 2005, we completed the acquisitions of certain assets of Name Development and Pike Street Industries, respectively. In July 2005 we completed the acquisition of IndustryBrains. In May 2006 we completed the acquisition of certain assets of AreaConnect and Open List. In September 2007, we completed the acquisition of VoiceStar.

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

We had an accumulated deficit of $6.9 million as of September 30, 2007. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, and acquiring additional businesses. In addition, commencing January 1, 2006, we began expensing the fair value of stock options granted in connection with our adoption of the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business. Yahoo! is also a significant customer.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our merchant listings. Yahoo! Search Marketing is our largest distribution partner and delivers traffic to our merchant listings which collectively represents approximately 6% of our total revenue for the nine months ended September 30, 2007. Separately, Yahoo! Search Marketing was responsible for 35% of our total revenue during the same period principally in respect of the revenues associated with our network of Web sites.

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

As a result, we do not conduct a manual editorial review of a substantial number of the merchant listings directly submitted by merchant advertisers online, nor do we manually review the display of the vast majority of the merchant listings by our distribution partners submitted to us by XML data feeds or data dumps. In cases where we provide editorial or value-added services for our large aggregator clients or agencies, such as ad creation and optimization for local merchant advertisers or landing pages and micro-sites for pay-per-phone call customers, we may rely on the content and information provided to us by these agents on behalf of their individual merchant advertisers. We may not investigate the individual business activities of these merchant advertisers other than the information provided to us or in some cases review of merchant advertiser Web sites. We may not successfully avoid liability for unlawful activities carried out by our merchant advertisers and other users of our services or unpermitted uses of our merchant listings by distribution partners and their affiliates.

Our potential liability for unlawful activities of our merchant advertisers and other users of our services or unpermitted uses of our merchant listings and advertising services and platform by distribution partners and advertiser aggregators and agencies could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources, to discontinue certain service offerings or to terminate certain distribution partner relationships. For example, as a result of the actions of merchant advertisers in our network, we may be subject to private or governmental actions relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against liabilities or losses resulting from the content of our merchant listings. Although our merchant advertisers indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liabilities or losses incurred by us as a result of the activities of our merchant advertisers.

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

Our insurance policies may not provide coverage for liability arising out of activities of users of our services. In addition, our reliance on some content and information provided to us by our large advertiser aggregators and agencies may expose us to liability not covered by our insurance policies. Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

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

If our business is unable to maintain and grow our base of merchant advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Our business also in part depends on certain of our large advertiser aggregators and agencies to grow their base of merchant advertisers, as these merchant advertisers become increasingly important to our business and our ability to attract additional distribution partners and opportunities. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective merchant advertisers and large aggregators and agencies may reduce or terminate this portion of their business with us. Any decline in the number of merchant advertisers and distribution partners could adversely affect the value of our services.

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

Any patent or other intellectual property litigation could negatively impact our business by diverting resources and management attention from other aspects of the business and adding uncertainty as to the ownership of technology, services and property that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to license the infringed or similar technology on reasonable terms, or at all, could prevent us from using critical technologies which could have a material adverse effect on our business.

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

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future, including:

•

In February 2005, we entered into agreements with Yahoo! Search Marketing (formerly, Overture), pursuant to which we paid $4.5 million in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based on 3.0% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. In August 2007, we entered into a new agreement with Yahoo! Inc. which expires June 2009 and terminates and supersedes the February 2005 master agreement, except for the royalty provisions which are still in effect.

•

We are obligated to pay quarterly dividends to the holders of preferred stock at an annual rate of $11.875 per preferred share. There are currently approximately 6,024 shares of preferred stock outstanding following the conversions into shares of Class B common stock or cash repurchases that have occurred to date.

•

In November 2006, our board of directors authorized the repurchase of up to 3.0 million shares of our Class B common stock and the initiation of a quarterly cash dividend to the holders of common stock at an annual rate of $0.08 per common share. During the three months ended September 30, 2007, we have repurchased approximately 1.4 million of Class B shares under this program.

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

Further, as of September 30, 2007, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 87% of the combined voting power of our outstanding capital stock excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the new internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our current and future compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Accounting for employee stock options using the fair value method has significantly reduced and will likely continue to significantly reduce our net income.

We adopted the provisions of SFAS 123R on January 1, 2006. Thus, our consolidated financial statements for 2006 and 2007 will reflect the fair value of stock options granted to employees as a compensation expense, which has had, and will in the future likely continue to have, a significant adverse impact on our results of operations and net income per share. We rely heavily on stock options to compensate existing employees and to attract new employees. If we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace. In order to prevent any net decrease in their overall compensation packages, we may choose to make corresponding increases in the cash compensation or other incentives we pay to existing and new employees. Any increases in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might cause our GAAP profits to decline. Any of these effects might cause the market price of our Class B common stock and preferred stock to decline.

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

Factors that could affect our ability to achieve these benefits include:

•

A significant amount of revenue attributed to our network of Web sites comes through our agreement with Yahoo! and its subsidiaries. Under our agreement, Yahoo! has certain limited exclusive and preferential rights with respect to the commercialization of a majority of these Web sites through paid listings. Yahoo! controls the delivery of a portion of the paid listings to a majority of these Web sites. As a result, the monetization of these Web sites is presently largely dependent on the revenue from the paid listings allocated by Yahoo! and its subsidiaries to these Web sites. This allocation may depend on Yahoo!’s advertiser base, internal policies in effect from time to time, perceived quality of traffic, origin of traffic, history of performance and conversion, technical and network changes made by Yahoo!, among many factors and determinations which may or may not be controlled by us or known to us. In addition to the aforementioned factors, if our business relationship with Yahoo! is terminated we may not be able to replace it with another large-scale provider of paid listings under terms which allow us to increase or maintain the amount of revenue attributable to our network of Web sites.

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

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in the following areas:

•	sales to merchant advertisers of pay-per-click services;

•	sales to merchant advertisers of feed management services;

•	aggregation or optimization of online advertising for distribution through search engines, product shopping engines, directories, Web sites or other outlets;

•	delivery of online advertising to end users or customers of merchants through destination Web sites or other distribution outlets;

•	delivery of pay-per-phone call advertising to end users or customers of merchants through destination Web sites or other distribution outlets;

•	local search sales training;

•	services and outsourcing of technologies that allow merchants to manage their advertising campaigns across multiple networks and track the success of these campaigns; and

•	third party domain monetization.

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

We rely on third party technology, platforms, carriers, and server and hardware providers, and a failure of service by these providers could adversely affect our business and reputation.

We rely upon third party colocation providers to host our main servers. If these providers are unable to handle current or higher volumes of use, experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any change in provider may also lead to downtime and potentially the loss of information. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our colocation providers. We also rely on third party providers for components of our technology platform, such as hardware and software providers, telephone carriers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

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

Federal and state regulation of telecommunications may adversely affect our business and operating results.

Subsidiaries of the Company provide services that involve the transmission of voice messages. Although the Company believes that these services are not currently subject to federal and state telecommunications laws and regulations, those laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. The following existing federal and state laws could impact the growth and profitability of our business if changed or interpreted to be applicable to our business:

•

The Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the Federal Communications Commission under Title II of the Act, may impose federal licensing, reporting and other regulatory obligations on the Company.

•

The Communications Assistance for Law Enforcement Act may require that the Company undertake material modifications to its platforms and processes to permit wiretapping and other access for law enforcement personnel.

•

Under various Orders of the Federal Communications Commission, including its Report and Order and Further Notice of Proposed Rulemaking in Docket Number WC 04-36, dated June 27, 2006, the Company may be required to make material retroactive and prospective contributions to funds intended to support Universal Service, Telecommunications Relay Service, Local Number Portability, the North American Numbering Plan and the budget of the Federal Communications Commission.

•

Laws in most states of the United States of America may require registration or licensing of one or more subsidiaries of the Company, and may impose additional taxes, fees or telecommunications surcharges on the provision of the Company’s services which the Company may not be able to pass through to customers.

Future regulation of search engines may adversely affect the commercial utility of our search marketing services.

The FTC has reviewed the way in which search engines disclose paid placements or paid inclusion practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid inclusion is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid placement or paid inclusion listings on search results. Such disclosures if ultimately mandated by the FTC or voluntarily made by us may reduce the desirability of our paid placement and paid inclusion services. We believe that some users will conclude that paid search results are not subject to the same relevancy requirements as non-paid search results, and will view paid search results less favorably. If such FTC disclosure reduces the desirability of our paid placement and paid inclusion services, and “click-throughs” of our paid search results decrease, our business could be adversely affected.

State and local governments may in the future be permitted to levy additional taxes on Internet access and electronic commerce transactions, which could result in a decrease in the level of usage of our services. In addition, we may be required to pay additional income, sales, or other taxes.

On November 19, 2004, the federal government passed legislation placing a three-year ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions. On October 31, 2007, this ban was extended for another seven years. Unless the ban is further extended, state and local governments may begin to levy additional taxes on Internet access and electronic commerce transactions upon the legislation’s expiration in November 2014. An increase in taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the level of usage of our services. Additionally, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and the Company’s filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. We cannot predict the outcome of any of these reviews.

Risks Relating to Ownership of our Common Stock and Preferred Stock

Our Class B common stock and preferred stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock and preferred stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $8.56 to $26.14 per share through September 30, 2007. Since our February 2005 follow-on offering, the closing sale price of our preferred stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $150.71 to $267.00 per share through September 30, 2007. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with acquisitions;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners or merchant advertisers;

•	changes in earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies;

•	changes in our industry and the overall economic environment;

•	volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock and preferred stock or upon exercise of stock options;

•	Class B common stock repurchases under our previously announced share repurchase program;

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

As of September 30, 2007, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 96% of the outstanding shares of our Class A common stock, which shares represented 88% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 87% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2007, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
July 1, 2007-July 31, 2007	—	—	—	3,000,000
August 1, 2007-August 31, 2007	1,046,164	$9.99	1,046,164	1,953,836
September 1, 2007-September 30, 2007	383,500	$9.14	1,429,664	1,570,336
Total Class B Common Shares	1,429,664	$9.51	1,429,664	1,570,336

(1)	On November 15, 2006, we announced that our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Item 6.	Exhibits

Exhibits:

2.9(1)	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Marchex, Inc., VoiceStar, Inc. and the Shareholders of VoiceStar, Inc.

10.19++	YAHOO! Publisher Network Agreement # 1-8196149, effective July 1, 2007, by and between Overture Services, Inc. d/b/a YAHOO! Search Marketing, Overture Search Services (Ireland) Limited, MDNH, Inc., and MDNH International Ltd.

10.20	Executive Employment Agreement effective as of August 1, 2007, by and between IndustryBrains, LLC, Marchex, Inc. and William Day.

31(i)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31(ii)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 19, 2007 and filed with the Securities and Exchange Commission on September 24, 2007.

(++)	Confidential treatment has been requested with respect to portions of the agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

November 9, 2007