Form 10-K
period 2007-12-31
MARCHEX INC
filed 2008-03-11
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $427,155,355 as of June 30, 2007 based upon the closing sale price on the Nasdaq Global Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 10,959,216 shares of the registrant’s Class A common stock issued and outstanding as of March 6, 2008 and 29,644,523 shares of the registrant’s Class B common stock issued and outstanding as of March 6, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the materials set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of the report. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART 1

ITEM 1.	BUSINESS.

Overview

References herein to “we”, “us” or “our” refer to Marchex, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

We are a local online advertising company and leading publisher of local content. Our search- and call-based advertising solutions enable tens of thousands of local and national advertisers to efficiently reach consumers searching for products and services through our exclusive mix of high quality distribution points, including: (1) our proprietary Local Content Network, which we believe helps millions of consumers each month make better, more informed local decisions, (2) leading search engines such as Google, MSN, and Yahoo!, and (3) vertical publisher Web sites.

We offer products, services and technologies that enable advertisers of all sizes to reach their target audience online. Our products and services primarily include: local content network, private-label local online advertising platform, pay-per-click advertising and related services, call-based advertising, search engine optimization consulting, feed management, and bid management. In addition, we provide large aggregators of local advertisers, including Yellow Pages publishers, telecommunications companies and local vertically-focused media companies, a private-label local online advertising platform that enables them to sell search marketing and/or call advertising packages to their end customers (e.g. Yellow Page advertisers), which are then created, managed and fulfilled through our distribution networks, including our Local Content Network.

We generate revenue from two primary sources; our Local Content Network (also referred to as proprietary traffic sources) and advertising services. During the years ended December 31, 2005, 2006, and 2007, revenue from our Local Content Network comprised approximately 29%, 37% and 36%, respectively, of our total revenue. As we continue to develop our services and implement new technologies and services, we believe that the breadth of our marketing solutions will lead to cross-leverage through technical integration and increased sales initiatives. We operate primarily in domestic markets. For detail on revenue by geographical areas for the three most recent fiscal years, see Note 1(q) “Segment Reporting and Geographic Information” of the notes to our consolidated financial statements.

Marchex was incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date and are a component of our overall strategy. We have completed the following acquisitions since inception:

•	On February 28, 2003, we acquired Enhance Interactive.

•	On October 24, 2003, we acquired TrafficLeader.

•	On July 27, 2004, we acquired goClick.

•	On February 14, 2005, we acquired certain assets of Name Development.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries.

•	On July 27, 2005, we acquired IndustryBrains.

•	On May 1, 2006, we acquired certain assets of AreaConnect.

•	On May 26, 2006, we acquired certain assets of Open List.

•	On September 29, 2007, we acquired VoiceStar.

Products and Services

We have a suite of technology-based products and services that facilitate and support the efficient and cost-effective marketing and selling of goods and services for local and national advertisers who want to sell their products online; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Local Content Network. We believe that our Local Content Network is a significant source of local information online. It includes more than 200,000 of our owned and operated Web sites focused on helping users find and make informed decisions about where to get local products and services. It features listings from more than 15 million local businesses in the U.S and more than 1.3 million expert and user-generated reviews on local businesses across more than 20,000 categories. The more than 200,000 Web sites in our network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as chicagodoctors.com, seattleautorepairs.com, bostonmortgage.com and others. Traffic to our Local Content Network is primarily monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based ad units, banner advertising and sponsorships.

•

Private-Label Local Online Advertising Platform. Marchex Connect, our private-label local online advertising platform enables aggregators of local advertisers, such as Yellow Pages providers and locally-focused vertical media companies, to sell search marketing and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network, including leading search engines and our own Local Content Network. By creating a solution for aggregators who have relationships with local advertisers, it makes it easy for local businesses to participate in online advertising. The search marketing services we offer to local advertisers through Marchex Connect include services typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, click-to-call services, campaign optimization, and reporting. Marchex Connect has the capacity to support tens of thousands of advertiser accounts. In addition, we offer a private-label platform for publishers, separate and distinct from Marchex Connect, which enables them to monetize their Web sites with contextual advertising from their own customers or from our advertising relationships. Aggregators and publishers generally pay us an agency fee for our platform and services in the form of a percentage of the cost of every click delivered to their advertisers.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party Web sites and our own Local Content Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement. Advertisers pay us when a user clicks on their advertisements in our pay-per-click network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser’s Web site and completes a specified action. Additionally, we sell pay-per-click contextual advertising placements on specialized vertical and branded partner or publisher Web sites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the advertisement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Call-Based Advertising Services. We deliver a variety of call-based advertising services for local advertiser aggregators as well as national advertisers. These services include phone number provisioning, call tracking, call analytics, click-to-call, Web site proxying and other phone call-based services that enable aggregators and advertisers to utilize online advertising to drive calls into their businesses as well as clicks and to use call tracking to measure the effectiveness of both their online and offline advertising campaigns. Advertisers pay us a flat fee for each phone number provisioned, and a pre-negotiated rate per minute for each call they receive from call-based ads we distribute on our distribution network.

•

Search Engine Optimization Consulting Services (SEO). We offer consulting services to help advertisers optimize their Web sites for the greatest opportunity for proper indexing and ranking in the organic, or editorial, results of algorithmic search engines. By leveraging our experience in the search industry and our relationships with search engine distribution partners, we have built a unique system for evaluating the opportunity to improve a particular Web site’s ranking in organic search results. We provide specific tactics, either on a consultative or a hands-on basis, to maximize that opportunity, while meeting the major search engine’s ever changing technical standards, and drive increased targeted traffic to their Web sites. Our SEO consulting clients are primarily companies with a large number of products who want to increase their online sales and achieve targeted return on investment metrics. Advertisers pay us consulting fees for SEO services, which are based on the number of Web pages in their sites and the number of products they want indexed.

•

Feed Management Services. We use our proprietary technology to crawl and extract relevant product content from advertisers’ databases and Web sites to create automated and highly-targeted product and service listings, which we deliver into a network of search and shopping engines. When an advertiser’s Web site is crawled by a search engine (usually every 7 to 14 days), many product and service listings can be excluded or quickly become outdated due to the nature of most advertisers’ product databases, which contain complex structures and are dynamically updated. Because we have feed relationships with our distribution partners, we are able to deliver our advertiser’s product listings directly into our partners’ distribution and provide updated content in frequent intervals. This is a significant benefit for our advertisers as it maximizes the number of selling opportunities and for our distribution partners as it increases the accuracy and relevance of their search results. Advertisers generally pay us a fixed price for each click they receive on an advertisement or listing included in the feed.

•

Bid Management Services. We offer advertising campaign management services, commonly known as bid management services. Our bid management services enable our advertisers to consolidate the purchasing, management, optimization and reporting from their search and contextual advertising campaigns across a large number of search engines and pay-per-click networks into one centralized place. Through our partnerships with leading search and product shopping engines, we are able to place and manage our clients’ paid listings directly within their account management systems and provide detailed reporting and conversion tracking that enables advertisers to track the effectiveness of their online advertising campaigns across the different channels. With our bid management services, we may suggest additional channels, search engines or pay-per-click networks as well as editorial guidance that may broaden the reach and improve the effectiveness of our advertisers’ campaigns. Advertisers pay us a pre-negotiated rate for each click they receive on their advertisement placed or managed as part of our bid management services.

Our Distribution Network

We have built a broad distribution network for our advertisers that includes our Local Content Network which is comprised of owned and operated local Web sites, and hundred of other sources including search engines, shopping engines, directories, and select third-party vertical and branded Web sites.

Local Content Network:

We believe that our Local Content Network is a large source of local information online. It includes more than 200,000 Web sites focused on helping users find and make informed decisions about where to get local products and services. It features listings from than 15 million local businesses in the U.S and more than 1.3 million expert and user-generated reviews on local businesses across more than 20,000 categories.

The more than 200,000 owned and operated Web sites in the network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as chicagodoctors.com, seattleautorepairs.com, bostonmortgage.com and others.

Syndicated Distribution:

Through our local advertising platform, search marketing services, pay-per-click advertising, contextual advertising and call-based advertising services, we distribute advertisements from our tens of thousands of advertisers, as well as from our aggregation partners’ advertisers, through hundreds of traffic sources, including search and shopping engines, directories, Web sites and our Local Content Network.

Our Syndicated Distribution partners include:

Selected Search Engines	Selected Product Shopping Engines	Selected Vertical and Local Web Sites
Ask.com Google LookSmart MSN Yahoo!	Become.com cnet Google’s Froogle.com MSN Shopping NexTag PriceGrabber.com ShopLocal Shopping.com Shopzilla Yahoo! Shopping	Bank Rate BusinessWeek.com Food & Wine Investors.com (Investors Business Daily) Kiplinger SmartMoney The Motley Fool The Ziff Davis Media Web sites USAToday

Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 7% of our total revenue for the year ended December 31, 2007. Separately, Yahoo! was responsible for 31% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of Web sites.

Payment arrangements with our distribution partners are often subject to minimum payment amounts per click-through. Other payment structures that we may use to a lesser degree include:

•	advance or fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid click-throughs; and

•	a combination arrangement with both fixed and variable amounts.

Industry Overview

The Internet is rapidly becoming the primary medium for people to communicate, search, shop, socialize, stay informed on current events, and become connected to their local community. As a result, consumers are spending less time with traditional media such as newspaper and television which have declined in usage by more than 30% (Arbitron/Edison Media Research Internet and Multimedia 2006). The shift in consumer usage from traditional media to the Internet has led advertisers to shift a significant percentage of their advertising expenditures online. Piper Jaffray (Internet Revolution, 2007) estimates that U.S. online advertising revenue will reach $42 billion by 2011, representing 11% of total advertising budgets, up from approximately 7% of total advertising budgets in 2006. Additionally, performance-based pricing ad formats, real-time reporting and the targeting capabilities of Internet advertising provide advertisers with greater control, by understanding the return on investment from their advertising dollar which we believe warrants greater budget allocation versus less targeted traditional media.

The fastest growing advertiser and consumer trend on the Internet is local search. Everyday, millions of consumers look online to find relevant local information such as a new restaurant, compare hotel prices, look-up a plumber’s phone number, or search for a reputable doctor. The desire to find local business information propelled the offline growth of the multibillion-dollar local Yellow Pages industry during the last century—and now they represent a massive opportunity for the Internet.

Advertisers in local markets were projected to spend more than $100 billion on newspaper, television, radio, Yellow Pages, and other forms of local marketing exposure in 2007, according to the Insider’s Report by Robert Coen, Universal McCann. Only about 8% of that amount was expected to be spent on local Internet advertising in 2007 (2008 Outlook: Local Online Advertising by Borrell Associates). However, according to Veronis Suhler Stevenson’s (VSS’s) local online advertising is estimated to grow from $8 billion in 2007 to nearly $20 billion in 2011, nearly equaling total estimated online advertising expenditures in 2011.

One key catalyst driving the online local advertiser growth is the rate at which consumers are turning to the Internet to find information about where to find local products and services in their communities. A recent Piper Jaffray survey showed that local search was the second-most popular service on the Internet, behind only email and ahead of well-known activities such as downloading music and social networking. Additionally, more than 86% of search engine users search for local products and services, up from 70% a year ago and more than 90% of the transactions resulting from these searches are completed offline in local stores (Nielson-Net Ratings 2007 and Yahoo! The Next Wave of Advertising 2007).

We believe the other key catalyst driving the online local advertiser growth is that small and medium sized businesses are increasingly turning to online advertising to reach consumers who are using the Internet to find local products and services, rather than traditional offline sources such as Yellow Pages. We believe there are more than 15 million small businesses in the U.S. but less than 1 million are currently advertising online today (SMI, 2007). We believe increased investment by Yellow Page providers, newspapers, online marketing companies and many others will significantly increase the number of local advertisers online over the next few years. Further, we believe that the companies that focus specifically on the needs of local advertisers, particularly those that can provide full search marketing services, as well as generate phone calls to local business, at scale, will be well positioned to capture a significant share of the local advertising opportunity.

Strategy

To take advantage of the growth in online advertising and, in particular, the growth in local, we are focused on two fundamental strategic objectives. Our first objective is to continue to build and deliver a scalable local advertising platform in the industry that delivers quality local leads to advertisers through clicks and calls. We believe, this, in turn, will make us a primary catalyst for increasing the adoption of local online advertising. Our second objective is to deliver utility and relevance to local consumers through our Local Content Network. This, in turn, we believe will give us a broad footprint of local traffic for advertisers available online.

Key elements of our strategy include:

•

Innovating on Our Products and Services for Advertisers and Aggregators. We plan on building and integrating new products into our local online advertising platform, including, (1) launching new performance-based local advertising products that will integrate search packages with call tracking features; (2) expanding our call-based products and services; (3) introducing enhanced local ad-targeting capabilities that will enable us to consistently improve the matching of our local advertisers with our local traffic; (4) adding category-based call advertising units to our Web sites that can improve usability and relevance, diversify our advertising inventory, and improve our Local Content Network’s monetization and yield capabilities; and (5) launching an overarching advertiser-facing brand for our advertiser-facing products and service that will make it easier for advertisers to take advantage of our full product offerings. We believe these new products will increase our cross-sell opportunities, enable us to continue to grow our advertiser base, unlock more budget from our existing advertisers, enable us to attract new aggregator partnerships and deliver better performance to our existing partners.

•	Growing the Number of Advertisers Using Our Products and Services. We believe we will continue to increase the number of advertisers using Marchex products and services and build advertiser loyalty by providing a consistently high level of service and support as well as the ability to achieve their return on investment goals. We will continue to grow our advertiser base through our direct sales efforts, including strategic sales and inside sales initiatives and additional partnerships with large local advertiser aggregators.

•

Increasing the Traffic and Usage on Our Local Content Network. We intend to continue to grow our Local Content Network by continuing to build relevance and utility on our local Web sites for consumers searching online for local information. Specifically, by (1) launching new and enhanced tools that will further enable local consumers and businesses to contribute timely and up-to-date content that enriches the utility and relevance of our local business information and connects consumers with their communities; (2) innovating on the user interface and providing a more intuitive overall user experience; (3) launching features which encourage user interaction and increase usage; and (4) creating an overarching brand for the network that engages consumers and reflects the utility and breadth of depth of the local content our Web sites.

•

Developing New Markets. We intend to analyze opportunities and may seek to expand our technology-based services into new business areas or geographic markets where our services can be replicated on a cost-effective basis, or where the creation or development of a service may be appropriate. We anticipate utilizing various strategies to enter new markets, including: developing strategic relationships; acquiring products that address a new category or opportunity; and creating joint venture relationships and internal initiatives where existing services can be extended internationally.

•

Pursuing Selective Acquisition Opportunities. We may pursue select acquisition opportunities and will apply rigorous evaluation criteria to any acquisitions we may pursue in order to enhance our strategic position, strengthen our financial profile, augment our points of defensibility and increase shareholder value. We will focus on acquisition opportunities that represent a combination of the following characteristics:

–	under-leveraged and under-commercialized assets;

–	opportunities for business model, product or service innovation and evolution;

–	critical mass of transactions volume, advertisers, traffic, revenue and profits;

–	business defensibility;

–	revenue growth and expanding margins and operating profitability or the characteristics to achieve significant scale and profitability; and

–	an opportunity to enhance efficiencies and provide incremental growth opportunities for our operating businesses.

Sales, Marketing & Business Development

Our sales department focuses on adding new advertisers to our operating businesses, while our business development department focuses on servicing existing distribution partnerships and selectively adding new distribution partners. Our marketing department focuses on promoting our services through online customer acquisition, affiliate relationships, press coverage, strategic marketing campaigns and industry exposure. Advertising and promotion of our services is broken into four main categories: direct sales, aggregator partnerships, online acquisition, and referral agreements.

•

Direct Sales. Our direct sales team targets new relationships with national advertisers and advertising agencies through in-person presentations, direct marketing, telesales and attendance at industry events, among other methods. Our advertiser agreements include a combination of agency fees and per-click fees.

•	Aggregator Partnerships. We have a business development team that focuses primarily on securing partnerships with large local advertiser aggregators under which we supply our private-label local advertising platform and/or other services, including advertiser distribution in our Local Content Network or our distribution network. Our aggregator agreements include a combination of revenue sharing, licensing revenue and per-click fees.

•

Online Acquisition. We market to advertisers for our Local Content Network, pay-per-click advertising and contextual advertising through certain online advertising and direct marketing campaigns that lead advertisers to our self-serve online sign up processes. Self-serve advertisers generally pay us per-click fees.

•

Referral Agreements. We have referral agreements with entities that promote our services to large numbers of potential advertisers. Our referral partner agreements are based on a combination of revenue sharing and performance-based fees.

We intend to continue our strategy of growing our advertiser base through sales and marketing programs while being as efficient as possible in terms of our marketing and advertising costs. We continually evaluate our marketing and advertising strategies to maximize the effectiveness of our programs and their return on investment.

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

Our technology platform is compatible with the systems used by our distribution partners, enabling us to deliver advertisement listings in rapid response to user queries made through such partners. We continue to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace. We devote significant financial and human resources to improving our advertiser and partner experiences by continuing to develop our technology infrastructure. The cost of developing our technology solutions is included in the overall cost structure of our services and is not separately funded by any individual advertisers or partners.

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

Our strategy that we believe allows us to work with most, if not all, of the relevant companies in our industry, even those companies that may be perceived as our competitors. To some extent, we may compete with our business partners, as we do with all other types of advertising sales companies and agencies. We may also compete with traditional offline media such as television, radio and print and direct marketing companies, for a share of advertisers’ total advertising budgets. Although our strategy that enables us to work with most, if not all, of our competitors, there are no guarantees that all companies will view us as a potential partner.

We provide our services to and also may compete with: (1) online advertisers; (2) partners who provide a distribution network for online advertising; and (3) other intermediaries who may provide purchasing and/or sales opportunities, including advertising agencies, search engine marketing companies and search engine optimization companies. Many of the companies that could fall into these categories are also our partners, including Google, Yahoo!, Citysearch, SuperPages and Ingenio. We depend on maintaining and continually expanding our network of partners and advertisers to generate transactions online.

The online advertising and marketing services industry is highly competitive. In addition, we believe that today’s typical Internet advertiser is becoming more sophisticated in utilizing the different forms of Internet advertising, purchasing Internet advertising in a cost-effective manner, and measuring return on investment. The competition for this pool of advertising dollars has also put downward pressure on pricing points and online advertisers have demanded more effective means of reaching customers. We believe that these factors have contributed to the growth in performance-based advertising relative to certain other forms of online advertising and marketing, and as a result this sector has attracted many competitors.

Due to the long-term growth trends in online advertising, these competitors, real and potential, range in size and focus. Our competitors may include such diverse participants as small referral companies, established advertising agencies, inventory resellers, search engines, and destination Web sites. We are also affected by the competition among destination Web sites that reach users or customers of search services. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as Google, Yahoo!, MSN and AOL, dominate online user traffic. The online search industry continues to experience consolidation of major Web sites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination Web sites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

There are additional competitive factors relating to attracting and retaining users, those include the quality and relevance of our search results, and the usefulness, accessibility, integration and personalization of the online services that we offer as well as the overall user experience on our Web sites. Attracting advertisers, the competitive factors are reach, effectiveness of the marketing services, quality of click-throughs and creativity of the marketing services/solutions that we offer.

Seasonality

We have and we believe we will continue to experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results.

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

•

Non-provisional patent application number 11/985,188 of Lieberman, et al. was filed on November 14, 2007. This non-provisional application claims priority to provisional application number 60/865,671 filed November 14, 2006. Entitled "Method and System for Tracking Telephone Calls" the patent describes a method and system by which telephone calls may be assigned to advertising campaigns in various media and the efficacy of the advertising campaigns may be tracked and audited.

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

We have registered trademarks in the United States covering certain goods and services for “Marchex,” the “Marchex Logo,” “Direct Search Inclusion,” “goClick.com,” “Sitewise,” “Enhance Interactive,” “TrafficLeader,”

and “VoiceStar.” We have also applied for registration of “OpenList” in the United States. In addition, we have registered trademarks for “Marchex” in Australia, Canada, China, the European Union, Hong Kong, India, Japan, Republic of Korea, Russian Federation and Taiwan. We have also applied for registration of “Marchex” in a number of other foreign jurisdictions. We do not know whether we will be able to successfully defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

Employees

As of December 31, 2007, we employed a total of 314 employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

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

We had an accumulated deficit of $7.7 million as of December 31, 2007. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, and acquiring additional businesses. In addition, commencing January 1, 2006, we began expensing the fair value of stock options granted in connection with our adoption of the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R).

We may continue to increase our direct monetization of our proprietary traffic sources, which could adversely affect our revenues.

Our strategic plan has been to seek to increase our direct monetization of our proprietary traffic sources by using more of the advertising listings on our Local Content Network to display the advertisements of advertisers who are on our direct technology platform and those with whom we have direct relationships, as opposed to advertisers from third parties. This monetization may not be of the same rate levels as other advertising providers and as a result could adversely affect our revenues.

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business. Yahoo! is also a significant customer.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our advertiser listings. Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 7% of our total revenue for the year ended December 31, 2007. Separately, Yahoo! was responsible for 31% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

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

Companies distributing advertising on the Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the online advertising outlets with the most user traffic. According to the comScore Media Metrix Core Search Report for December 2007, Yahoo! accounted for 23% of the online searches in the United States and Google accounted for 58%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of the traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third-party distribution network to deliver their services. This gives them a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser aggregators and agencies to provide us with a large number of advertisers for the purchase of various advertising services, and we derive a sizeable portion of our total revenue through these advertiser aggregators and agencies. A loss of certain advertiser aggregators and agencies or a decrease in revenue from these aggregator partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our aggregator partners, who are leading aggregators of advertisers and advertising agencies, have in place throughout the country and in local markets. These advertiser aggregators and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser aggregators and agencies. A loss of certain advertiser aggregators and agencies or a decrease in revenue from these clients could adversely affect our business.

These advertisers may in certain cases be subject to negotiated terms and conditions separate from those applied to online clients accepted and processed through our automated advertiser management platform. In some cases, the applicable contract terms may be the result of legacy or industry association documentation or simply customized advertising solutions for large aggregators and agencies. In any case, as a consequence of such varying terms and conditions, we may be subject to claims or credit risks that we may otherwise mitigate more efficiently across our automated advertiser management platform.

These claims and risks may vary depending on the nature of the aggregated client base. Among other claims, we may be subject to disputes based on third party tracking information or analysis. We may also be subject to differing credit profiles and risks based on the agency relationship associated with these advertisers. For such advertisers, payment may be made on an invoice basis, unlike our retail platform which in many instances is paid in advance of the service. In some limited circumstances we may also have accepted individual advertiser payment liability in place of liability of the advertising agency or media advisor.

We may incur liabilities for the activities of our advertisers, distribution partners and other users of our services, which could adversely affect our business.

Many of our advertisement generation and distribution processes are automated. In most cases, advertisers use our online tools and account management systems to create and submit advertiser listings. These advertiser listings are submitted in a bulk data feed to our distribution partners. Although we monitor our distribution partners on an ongoing basis primarily for traffic quality, these partners control the distribution of the advertiser listings provided in the data feed.

As a result, we do not conduct a manual editorial review of a substantial number of our advertiser listings directly submitted by advertisers online, nor do we manually review the display of the vast majority of the advertiser listings by our distribution partners submitted to us by XML data feeds or data dumps. In cases where we provide editorial or value-added services for our large aggregator partners or agencies, such as ad creation and optimization for local advertisers or landing pages and micro-sites for pay-per-phone call advertisers, we may rely on the content and information provided to us by these agents on behalf of their individual advertisers. We may not investigate the individual business activities of these advertisers other than the information provided to us or in some cases review of advertiser Web sites. We may not successfully avoid liability for unlawful activities carried out by our advertisers and other users of our services or unpermitted uses of our advertiser listings by distribution partners and their affiliates.

Our potential liability for unlawful activities of our advertisers and other users of our services or unpermitted uses of our advertiser listings by distribution partners could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources, to discontinue certain service offerings or to terminate certain distribution partner relationships. For example, as a result of the actions of advertisers in our network, we may be subject to private or governmental actions relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against liabilities or losses resulting from the content of our advertiser listings or resulting from third-party intellectual property infringement claims. Although our advertisers indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liabilities or losses incurred by us as a result of the activities of our advertisers.

We have a large number of distribution partners who display our advertiser listings on their networks. Our advertiser listings are predominantly delivered to our distribution partners in an automated fashion through an XML data feed or data dump. Our distribution partners are contractually required to use the advertiser listings that we provide in accordance with applicable laws and regulations and in conformity with the publication restrictions included in our agreements, which are intended to promote the quality and validity of the traffic provided to our advertisers. Nonetheless, we do not operationally control or manage these distribution partners and any breach of these agreements on the part of any distribution partner or its affiliates could result in liability for our business. These agreements include indemnification obligations on the part of our distribution partners, but there is no assurance that we would be able to collect against offending distribution partners or their affiliates in the event of a claim under these indemnification provisions.

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

If we do not maintain and grow a critical mass of advertisers and distribution partners, the value of our services could be adversely affected.

Our success depends, in large part, on the maintenance and growth of a critical mass of advertisers and distribution partners and a continued interest in our performance-based advertising and search marketing services. Advertisers will generally seek the most competitive return on investment from advertising and marketing services. Distribution partners will also seek the most favorable payment terms available in the market. Advertisers and distribution partners may change providers or the volume of business with a provider, unless the product and terms are competitive. In this environment, we must compete to acquire and maintain our network of advertisers and distribution partners.

If our business is unable to maintain and grow our base of advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertisers may reduce or terminate their business with us. Any decline in the number of advertisers and distribution partners could adversely affect the value of our services.

We are dependent upon the quality of traffic in our network to provide value to our advertisers and the advertisers of our partners, and any failure in our quality control could have a material adverse effect on the value of our services to our advertisers and adversely affect our revenues.

We utilize certain monitoring processes with respect to the quality of the traffic that we deliver to our advertisers. Among the factors we seek to monitor are sources and causes of low quality clicks such as non-human processes, including robots, spiders or other software, the mechanical automation of clicking, and other types of invalid clicks, click fraud, or click spam, the purpose of which is something other than to view the underlying content. Additionally, we also seek to identify other indicators which may suggest that a user may not be targeted by or desirable to our advertisers. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic or traffic that is deemed to be less valuable by our advertisers will be delivered to such advertisers, which may be detrimental to those relationships. We have regularly refunded fees that our advertisers had paid to us which were attributed to low quality traffic. If we are unable to stop or reduce low quality traffic, these refunds may increase. Low-quality traffic may further prevent us from growing our base of advertisers and cause us to lose relationships with existing advertisers, or become the target of litigation, both of which would adversely affect our revenues.

We may be subject to intellectual property claims, which could adversely affect our financial condition and ability to use certain critical technologies, divert our resources and management attention from our business operations and create uncertainty about ownership of technology essential to our business.

Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims, including claims of trademark infringement in connection with our acquisition of previously-owned Internet domain names and claims of copyright infringement with respect to certain of our proprietary Web sites that would be costly to defend and could limit our ability to use certain critical technologies.

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

•	We are obligated to pay quarterly dividends to the holders of preferred stock at an annual rate of $11.875 per preferred share. There are currently approximately 5,424 shares of preferred stock outstanding following the conversions into shares of Class B common stock or cash repurchases that have occurred to date.

•

In November 2006, our board of directors authorized the repurchase of up to 3.0 million shares of our Class B common stock and the initiation of a quarterly cash dividend to the holders of common stock at an annual rate of $0.08 per common share. Through December 31, 2007, we repurchased approximately 2.2 million of our Class B shares under the repurchase program. In February 2008, our board of directors authorized the repurchase of up to an additional 2.0 million shares of our Class B common stock.

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

Further, as of December 31, 2007, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 91% of the combined voting power of our outstanding capital stock excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the Securities and Exchange Commission, as well as the adoption of new and more stringent rules by the Nasdaq Stock Market.

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

We adopted the provisions of SFAS 123R on January 1, 2006. Thus, our consolidated financial statements for 2006 and 2007 reflect the fair value of stock options granted to employees as a compensation expense, which has had, and will in the future likely continue to have a significant adverse impact on our results of operations and net income per share. We rely heavily on stock options to compensate existing employees and to attract new employees. If we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace. In order to prevent any net decrease in their overall compensation packages, we may choose to make corresponding increases in the cash compensation or other incentives we pay to existing and new employees. Any increases in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might cause our GAAP profits to decline. Any of these effects might cause the market price of our Class B common stock and preferred stock to decline.

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

We may not be able to realize the intended and anticipated benefits that we currently expect from our acquisitions of Internet domain names. These intended and anticipated benefits include increasing our cash flow from operations, broadening our distribution offerings and delivering services that strengthen our advertiser relationships.

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

•

Our revenue will also depend on the levels of traffic, click-throughs and calls that occur on our network of Web sites is able to achieve in any period. Traffic levels, click-throughs and calls will increase and decrease based upon a number of factors not entirely within our control, including the extent of indexing of our Web sites within search engines and directories, placement within search results and success of marketing efforts. Traffic levels, the number of click-throughs and calls may also be affected by service interruptions or other technical outages. Our ability to meet the traffic demands, click-throughs and calls of our network of Web sites is also dependent on a number of third party vendors and our technical teams to manage the operations effectively. Any downtime of our servers or other outages will negatively impact the revenue from our Local Content Network.

•

We will need to continue to acquire commercially valuable Internet domain names to grow our presence in local online advertising. We will need to continuously improve our technologies to acquire valuable

Internet domain names as competition in the marketplace for appropriate Internet domain names intensifies. Our domain name acquisition efforts are subject to rules and guidelines established by registries which maintain Internet domain name registrations and the registrars which process and facilitate Internet domain name registrations. The registries and registrars may change the rules and guidelines for acquiring Internet domains in ways that may prove detrimental to our domain acquisition efforts.

•	Some of our existing distribution partners may perceive our Local Content Network as a competitive threat and therefore may decide to terminate their agreements with us.

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

The success of our Local Content Network depends in large part upon user access to our Web sites. Users access our Web sites primarily through the following methods: directly accessing our Web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our Web sites by clicking on bookmarked Web sites; and accessing our Web sites through search engines and directories.

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

Product developments and market practices for these means of access to our Web sites are not within our control. We may experience a decline in traffic to our Web sites if third party browser technologies or search engine methodologies and rules are changed to our disadvantage. We have experienced abrupt search engine algorithm and policy changes in the past. We expect the search engines we utilize to market and drive users to our Web sites to continue to periodically change their algorithms, policies and technologies. These changes may result in an interruption in or impair our ability to maintain and grow the number of users who visit our Web sites. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid-listings escalate. Any of these changes could have a material adverse effect on our business.

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

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in the following areas:

•	sales to advertisers of pay-per-click services;

•	sales to advertisers of feed management services;

•	aggregation or optimization of online advertising for distribution through search engines, product shopping engines, directories, Web sites or other outlets;

•

provision of local and vertical Web sites containing information and user feedback designed to attract users and help consumers make better, more informed local decisions, while providing targeted advertising inventory for advertisers;

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

We currently or potentially compete with a variety of companies, including Google, IAC/InterActiveCorp, Microsoft, Miva and Yahoo! Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition.

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

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

•	longer operating histories;

•	more management experience;

•	an employee base with more extensive experience;

•	better geographic coverage;

•	larger customer and user bases;

•	greater brand recognition; and

•	significantly greater financial, marketing and other resources.

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

If we fail to address these issues in a timely manner, we may lose the confidence of our advertisers and distribution partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and technology platform. If we fail to accomplish these tasks in a timely manner, our business and reputation will likely suffer.

We rely on third party technology, platform, carriers, server and hardware providers, and a failure of service by these providers could adversely affect our business and reputation.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have filed two provisional patent applications with the United States Patent and Trademark Office, and three non-provisional patent applications two of which are based on the two filed provisional applications in the United States. In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trade name and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

Despite our efforts to protect our proprietary rights, unauthorized parties domestically and internationally may attempt to copy or otherwise obtain and use our services, technology and other intellectual property. We cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and advertisers. If we are unable to protect our intellectual property rights from unauthorized use, our competitive position could be adversely affected.

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

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact merchant-consumer transactions. If there were to be a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including our advertisers and potential advertisers, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, merchant spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

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

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;

•	failure of the individual networking infrastructures of our advertisers and distribution partners to alleviate potential overloading and delayed response times;

•	a decision by advertisers and consumers to spend more of their marketing dollars on offline programs;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

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

We are exposed to risks associated with credit card fraud and credit payment, and we may continue to suffer losses as a result of fraudulent data or payment failure by advertisers.

We have suffered losses and may continue to suffer losses as a result of payments made with fraudulent credit card data. Our failure to control fraudulent credit card transactions adequately could reduce our net revenue and gross margin and negatively impact our standing with applicable credit card authorization agencies. In addition, under limited circumstances, we extend credit to advertisers who may default on their accounts payable to us or fraudulently “charge-back” amounts on their credit cards for services that have already been delivered by us.

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

Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. For example, as a result of the actions of advertisers in our network, we may be subject to existing laws and regulations relating to a wide variety of issues such as consumer privacy, gambling, sweepstakes, advertising, promotions, defamation, pricing, taxation, financial market regulation, quality of products and services, computer trespass, spyware, adware, child protection and intellectual property ownership and infringement. In addition, it is not clear whether existing laws that require licenses or permits for certain of our advertisers’ lines of business apply to us, including those related to insurance and securities brokerage, law offices and pharmacies. Existing federal and state laws that may impact the growth and profitability of our business include, among others:

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

Courts may apply each of these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. Among the types of legislation currently being considered at the federal and state levels are consumer laws regulating for the use of certain types of software applications or downloads and the use of “cookies.” These proposed laws are intended to target specific types of software applications often referred to as “spyware”, “invasiveware” or “adware”, although they may also cover certain applications currently used in the online advertising industry to serve and distribute advertisements. Thus, if passed, these laws would impose new obligations for companies that use such software applications or technologies.

Many Internet services are automated, and companies such as ours may be unknowing conduits for illegal or prohibited materials. It is possible that some courts may impose a strict liability standard or require such companies to monitor their customers’ conduct. Although we would not be responsible or involved in any way in such illegal conduct, it is possible that we would somehow be held responsible for the actions of our advertisers or distribution partners.

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

Certain subsidiaries of the Company provide services that involve the transmission of voice messages. Although the Company believes that these services are not currently subject to federal and state telecommunications laws and regulations, those laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. The following existing federal and state laws could impact the growth and profitability of our business if changed or interpreted to be applicable to our business:

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

The trading prices of our Class B common stock and preferred stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $8.56 to $26.14 per share through December 31, 2007. Since our February 2005 follow-on offering, the closing sale price of our preferred stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $150.71 to $267.00 per share through December 31, 2007. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with acquisitions;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners or advertisers;

•	changes in earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies;

•	changes in our industry and the overall economic environment;

•	volume of shares of Class B common stock available for public sale, including on conversion of Class A common stock and preferred stock or upon exercise of stock options;

•	Class B common stock repurchases under our previously announced share repurchase program as well as purchases by certain of our executive officers and directors;

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

As of December 31, 2007, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 90% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 91% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Conversion of our convertible preferred stock has and will continue to dilute the interests of our existing Class B common stockholders.

The conversion of some or all of the preferred stock has and will continue to dilute the interests of our existing Class B common stockholders. Sales in the public market of shares of Class B common stock issued upon conversion may apply downward pressure on the prevailing market price.

We may not be able to continue to pay dividends on our preferred stock or common stock in the future which could impair the value of such stock.

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We have paid quarterly dividends on our preferred stock since May of 2005. We have initiated and paid quarterly dividends on our common stock since November 2006. However, there is no assurance that we will be able to pay dividends in the future. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition.

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

Our headquarters are located in Seattle, Washington and consist of approximately 52,000 square feet of leased office space expiring in December 2009. In February 2008, we leased additional office space in Seattle, Washington which increases our total leased office space to approximately 60,000 square feet and expires on December 2009. We also lease approximately 6,000 square feet of office space in Eugene, Oregon which expires in October 2008. We also lease additional office space in Las Vegas, Nevada; New York, New York; Philadelphia, Pennsylvania; and Highlands Ranch, Colorado. These leases represent an aggregate of approximately 12,000 square feet of office space with lease terms expiring between March 2008 and November 2010. In March 2008, our previous leased office space in Las Vegas, Nevada expired and we signed a new office space lease which expires in March 2011. Our information technology systems are hosted and maintained in third party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

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

No matter was submitted during the fourth quarter of 2007 to a vote of security holders, through solicitation of proxies or otherwise.

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

	High	Low
Year ended December 31, 2006
First Quarter	$26.14	$20.43
Second Quarter	$22.82	$15.08
Third Quarter	$16.79	$12.69
Fourth Quarter	$17.13	$12.82
Year ended December 31, 2007
First Quarter	$15.56	$11.11
Second Quarter	$16.55	$12.66
Third Quarter	$16.06	$8.67
Fourth Quarter	$12.52	$9.93

Holders

As of March 6, 2008, there were 40,603,739 shares of common stock outstanding that were held by 110 stockholders of record. Of these shares:

•	10,959,216 shares were issued as Class A common stock, and as of this date were held by 4 stockholders of record; and

•	29,644,523 shares were issued as Class B common stock, and as of this date were held by 106 stockholders of record.

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

In November 2006, we initiated a quarterly cash dividend at $0.02 per share of Class A common stock and Class B common stock. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.2 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such rate or at all.

Issuer Purchases of Equity Securities

During the fourth quarter of 2007, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
Class B Common Shares:
October 1, 2007 - October 31, 2007	767,084	$11.11	767,084	803,252
November 1, 2007 - November 30, 2007	—	—	—
December 1, 2007 - December 31, 2007	—	—	—

Total Class B Common Shares	767,084	$11.11	767,084	803,252

(1)

On November 15, 2006, we announced that our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program to allow the Company to repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company's Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marchex under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from March 31, 2004 (the date our Class B common stock commenced trading on the Nasdaq Global Market (formerly, the Nasdaq National Market)) through December 31, 2007 of cumulative total return for our Class B common stock, the NASDAQ Composite Index (the “NASDAQ Composite Index”) and the RDG Internet Composite Index (the “RDG Index”). Measurement points are March 31, 2004 and the last trading day of each of the Company’s fiscal years ended December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007. The graph assumes that $100 was invested on March 31, 2004 in the Class B common stock of the Company, the NASDAQ Composite Index and the RDG Internet Composite Index and assumes reinvestment of any dividends. Such returns are based on historical results and are not intended to suggest future performance.

	3/31/04	12/31/04	12/31/05	12/31/06	12/31/07
Marchex, Inc.	$100	$236.49	$253.27	$150.68	$123.09
NASDAQ Composite Index	$100	$108.71	$111.92	$125.05	$138.01
RDG Internet Composite Index	$100	$114.32	$111.82	$126.52	$146.98

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated statement of operations data for the period from January 1 to February 28, 2003 and the consolidated balance sheet data at February 28, 2003, referred to as the predecessor period, represents the historical results of eFamily.com, Inc. and its wholly owned subsidiary, Enhance Interactive (formerly known as ah-ha.com) prior to the acquisition. On February 28, 2003, we acquired 100% of the outstanding stock of eFamily.com, Inc. and its wholly-owned subsidiary, Enhance Interactive. The acquisition was accounted for as a business combination. The consolidated statement of operations for the period from January 17 to December 31, 2003 and the consolidated balance sheet data at December 31, 2003, are our results from inception through the end of the year which includes the results of Enhance Interactive since the acquisition date. The consolidated financial data for these periods and for the year ended December 31, 2004 are derived from our audited consolidated financial statements that are not included in this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007, and the consolidated balance sheet data at December 31, 2006 and 2007, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.

The historical results are not necessarily indicative of the results to be expected in any future period.

Consolidated Statements of Operations Data:

	Predecessor Period	Marchex (Successor Periods)
	January 1 to February 28, 2003	January 17 (inception) to December 31, 2003	Years ended December 31,
			2004	2005	2006	2007
Revenue	$3,071,055	$19,892,158	$43,804,272	$94,995,847	$127,759,475	$139,390,659
Income (loss) from operations	$556,601	$(3,327,723)	$(1,017,746)	$4,849,510	$551,860	$(3,037,360)
Net income (loss)	$332,519	$(2,169,352)	$(733,093)	$3,907,806	$(443,637)	$(1,505,268)
Net income (loss) applicable to common stockholders	$332,519	$(3,488,237)	$(1,153,523)	$1,502,026	$2,753,704	$(1,410,120)
Basic net income (loss) per share applicable to common stockholders		$(0.26)	$(0.05)	$0.04	$0.07	$(0.04)
Diluted net income (loss) per share applicable to common stockholders		$(0.26)	$(0.05)	$0.04	$(0.04)	$(0.04)
Shares used to calculate basic net income (loss) per share applicable to common stockholders		13,259,747	22,087,503	34,564,790	38,261,884	38,937,697
Shares used to calculate diluted net income (loss) per share applicable to common stockholders		13,259,747	22,087,503	36,907,633	39,500,123	38,937,697

Consolidated Balance Sheet Data:

	Predecessor Period	Marchex (Successor Periods)
	February 28, 2003	As of December 31,
		2003	2004	2005	2006	2007
Cash and cash equivalents	$1,820,763	$6,019,119	$24,933,066	$63,090,941	$46,105,827	$36,456,307
Working capital	$506,008	$(158,523)	$16,062,631	$70,269,596	$56,787,483	$41,242,743
Total assets	$3,109,241	$33,702,612	$71,593,736	$334,409,149	$333,387,836	$320,194,345
Total liabilities	$2,099,150	$10,427,878	$15,921,704	$13,795,557	$16,174,934	$18,305,870
Series A redeemable convertible preferred stock	$—	$21,440,402	$—	$—	$—	$—
Total stockholders’ equity	$1,010,091	$1,834,332	$55,672,032	$320,613,592	$317,212,902	$301,888,475

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a local online advertising company and leading publisher of local content. Our search- and call-based advertising solutions enable tens of thousands of local and national advertisers to efficiently reach consumers searching for products and services through our exclusive mix of high quality distribution points, including: (1) our proprietary Local Content Network, which we believe helps millions of consumers each month make better, more informed local decisions, (2) leading search engines such as Google, Yahoo! and MSN, and (3) vertical publisher Web sites.

We have a suite of technology-based products and services that facilitate and support the efficient and cost-effective marketing and selling of goods and services for local and national advertisers who want to sell their products online; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Local Content Network. Our Local Content Network is a significant source of local information online. It includes more than 200,000 of our owned and operated local Web sites focused on helping users find and make informed decisions about where to get local products and services. It features listings from more than 15 million local businesses in the U.S and more than 1.3 million expert and user-generated reviews on local businesses across more than 20,000 categories. The more than 200,000 Web sites in our network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as chicagodoctors.com, seattleautorepairs.com, bostonmortgage.com and others. Traffic to our Local Content Network is primarily monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including banner placements, call-based ad units and sponsorships.

•

Private-Label Search Marketing Platforms. Marchex Connect, our private-label local online advertising platform enables aggregators of local advertisers, such as Yellow Pages providers, to sell search marketing packages through their existing sales channels, which are then fulfilled by us. This, in turn, makes it easy for local businesses to participate in online advertising through their existing advertising relationships with local aggregators. The search marketing services we offer to local advertisers through Marchex Connect include services typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, click-to-call services, campaign optimization, and reporting. Marchex Connect has the capacity to support tens of thousands of advertiser accounts. In addition, we offer a private-label platform for publishers, separate and distinct from Marchex Connect, which enables them to monetize their Web sites with contextual advertising from their own customers or from our advertising relationships. Aggregators and publishers generally pay us an agency fee for our platform and services in the form of a percentage of the cost of every click delivered to their advertisers.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party Web sites and our own Local Content Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement. Advertisers pay us when a user clicks on their advertisements in our pay-per-click network and we pay publishers a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser’s Web site and completes a specified action. Additionally, we sell pay-per-click contextual advertising placements on specialized vertical and branded partner Web sites, on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our unique site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand and gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return-on-investment from their advertising campaign. The contextual advertisement placements are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the advertisement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Call-Based Advertising Services. We deliver a variety of call-based advertising services for local advertiser aggregators as well as national advertisers. These services including phone number provisioning, call tracking, call analytics, click-to-call, Web site proxying and other phone call-based services that enable aggregators and advertisers to utilize online advertising to drive calls into their businesses as well as clicks and to use call tracking to measure the effectiveness of both their online and offline advertising campaigns. Advertisers pay us a flat fee for each phone number provisioned and a pre-negotiated rate per minute for each call they receive from call-based ads we distribute on our distribution network.

•

Search Engine Optimization Consulting Services (SEO). We offer consulting services to help advertisers optimize their Web sites for the greatest opportunity for proper indexing and ranking in the organic, or editorial, results of algorithmic search engines. By leveraging our experience in the search industry and our relationships with search engine distribution partners we have built a unique system for evaluating the opportunity to improve a particular Web site’s ranking in organic search results. We provide specific tactics, either on a consultative or a hands-on basis, to maximize that opportunity, while meeting the major search engine’s ever changing technical standards, and drive increased targeted traffic to their Web sites. Our SEO consulting clients are primarily companies with a large of number of products who want to increase their online sales and achieve targeted return-on-investment metrics. Advertisers pay us consulting fees for SEO services, which are based on the number of Web pages in their sites and the number of products they want indexed.

•

Feed Management Services. We use our proprietary technology to crawl and extract relevant product content from advertisers’ databases and Web sites to create automated and highly-targeted product and service listings, which we deliver into a network of search and shopping engines. When an advertiser’s Web site is crawled by a search engine (usually every 7 to 14 days), many product and service listings can be excluded or quickly become outdated due to the nature of most advertisers’ product databases, which contain complex structures and are dynamically updated. Because we have feed relationships with our distribution partners, we are able to deliver our advertiser’s product listings directly into our partners’ distribution and provide updated content in frequent intervals. This is a significant benefit for our advertisers as it maximizes the number of selling opportunities and for our distribution partners as it increases the accuracy and relevance of their search results. Advertisers generally pay us a fixed price for each click they receive on an advertisement or listing included in the feed.

•

Bid Management Services. We offer advertising campaign management services, commonly known as bid management services. Our bid management services enable our advertisers to consolidate the purchasing, management, optimization and reporting from their search and contextual advertising campaigns across a large number of search engines and pay-per-click networks into one centralized place. Through our partnerships with leading search and product shopping engines, we are able to place and manage our clients’ paid listings directly within their account management systems and provide detailed reporting and conversion tracking that enables advertisers to track the effectiveness of their online advertising campaigns across the different channels. With our bid management services, we may suggest additional channels, search engines or pay-per-click networks as well as editorial guidance that may broaden the reach and improve the effectiveness of our advertisers’ campaigns. Advertisers pay us a pre-negotiated rate for each click they receive on their advertisement placed or managed as part of our bid management services.

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

We currently have offices in Seattle, Washington; Eugene, Oregon; Las Vegas, Nevada; Philadelphia, Pennsylvania; New York, New York; and Highlands Ranch, Colorado.

Acquisitions

We have completed the following acquisitions during 2005, 2006 and 2007 which have been accounted for as business combinations.

Name Development

In February 2005, we acquired substantially all of the assets of Name Development, a corporation operating in the direct navigation market, for the following consideration:

•	$155.6 million in cash and acquisition costs; plus

•	419,659 shares of Class B common stock.

The shares of Class B common stock were valued (for accounting purposes) at an aggregate amount of approximately $8.8 million at the acquisition date. In 2007, in satisfaction of certain intangible asset indemnification obligations, a net amount of 250,000 Class B common shares were returned by the seller to the Company and reflected as a $5.0 million and $219,000 adjustment to goodwill and intangible assets, respectively, and the remaining balance in escrow was released to the seller. The share adjustment was based on the transaction per share value determined at acquisition.

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

The shares of restricted Class B common stock were issued to employees of Pike Street and valued at approximately $3.6 million at the acquisition date, which is recorded as compensation expense, net of forfeitures, over the associated employment period during which these shares vest.

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

The shares of restricted Class B common stock were issued to employee shareholders of IndustryBrains and valued at approximately $3.0 million at the acquisition date, which is recorded as compensation expense, net of forfeitures, over the associated employment period during which these shares vest.

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

The shares of restricted Class B common stock were issued to the former equityholder of AreaConnect who became an employee of the Company and were valued at approximately $1.7 million at the acquisition date, which is recorded as compensation expense, net of forfeitures, over the associated employment period during which these shares vest.

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

The shares of restricted Class B common stock were issued to certain former equityholders of Open List who became employees of the Company and were valued at approximately $2.0 million at the acquisition date, which is recorded as compensation expense, net of forfeitures, over the associated employment period during which these shares vest.

We did not assume any other obligations with respect to Open List as part of this asset acquisition.

VoiceStar

In September 2007, we acquired VoiceStar, a provider of call-based advertising services for local advertisers. The purchase price consideration consisted of:

•	$13.6 million in cash and estimated acquisition costs; plus

•	634,963 shares of restricted Class B common stock that vest over a period of two and one-half years.

The shares of restricted Class B common stock were issued to certain employees of VoiceStar who became employees of the Company and were valued at approximately $5.9 million at the acquisition date, which is recorded as compensation expense, net of forfeitures, over the associated employment period during which these shares vest.

Consolidated Statements of Operations

The assets, liabilities and operations of our acquisitions are included in our consolidated financial statements as of the date of the respective acquisitions.

All significant inter-company transactions and balances within Marchex have been eliminated in consolidation. Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on the respective acquisition dates. All goodwill, intangible assets and liabilities resulting from the acquisitions have been recorded in our consolidated financial statements.

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2005, 2006 and 2007.

Revenue

We currently generate revenue through our suite of services, including our local content network, private-label local online advertising platform, pay-per-click advertising and related services, call-based advertising, search engine optimization consulting, feed management, and bid management.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, pay-per-phone-call services, cost-per-action services and feed management services. These primary sources amounted to greater than 87% of our revenues in all periods presented. Our secondary sources of revenue are our bid campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 13% of our revenues in all periods presented. We have no barter transactions.

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

Performance-Based Advertising Services

In providing pay-per-click and pay-per-phone-call advertising services, we generate revenue upon our delivery of qualified and reported click-throughs or phone calls to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each click-through or phone call, which occurs when an online user clicks on or makes a phone call based on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, our portfolio of owned Web sites and other targeted Web-based content. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to a advertiser Web site and completes the specified action, such as when a call is placed.

In providing pay-per-click contextual based advertising, advertisers purchase keywords or keyword strings, based on an amount they choose for a targeted placement on vertically-focused Web sites or specific pages of a Web site that are specific to their products or services and their marketing objectives. The contextual results distributed by our services are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the merchant’s advertisement and the relevance of the merchant’s advertisement, which is dictated by historical click-through rates. Advertisers pay us when a click-through occurs on their advertisement.

In providing feed management services, advertisers pay for their Web pages and product databases to be crawled, or searched, and included in search engine, directory and product shopping engine results within our distribution network. Generally, the feed management listings are presented in a different section of the Web page than the pay-per-click listings. For this service, revenue is generated when an online user clicks on a feed management listing from search engine, directory or product shopping engine results. Each click-through on an advertisement listing represents a completed transaction for which the advertiser pays for on a per-click basis. The placement of a feed management result is largely determined by its relevancy, as determined by the distribution partner.

Search Marketing Services

Advertisers pay us additional fees for services such as bid management and natural search engine optimization. Advertisers generally pay us on a click-through basis, although in certain cases we receive a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select advertisers. We may also charge initial set-up, account, service or inclusion fees as part of our services.

Banner advertising revenue may be based on a fixed fee per click and is generated and recognized on click-through activity. In other cases, banner payment terms are volume-based with revenue generated and recognized when impressions are delivered.

Non-refundable account set-up fees are paid by advertisers and are recognized ratably over the longer of the term of the contract or the average expected advertiser relationship period, which generally ranges from twelve months to more than two years. Other account and service fees are recognized in the month or period the account fee or services relate to.

Other inclusion fees are generally associated with monthly or annual subscription-based services where a advertiser pays a fixed amount to be included in our index of listings or our distribution partners’ index of listings. Revenues from these subscription arrangements are recognized ratably over the service period.

Outsourced Search Marketing Platforms

We generate revenue from super-aggregator partners and publishers utilizing our web-based technologies. We are paid a management or agency fee based on the total amount of the purchase made by the advertiser. The partners or publishers engage the advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method.

Industry and Market Factors

We enter into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount per click-through on these listings. The level of click-throughs contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our current growth will be impacted by our ability to increase our distribution, which impacts the number of Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert clicks from these Internet users into completed transactions, such as a purchase or sign up. Our current growth also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of click-throughs we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per click-through.

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results.

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization and impairment of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	telecommunication costs, including provisioning of telephone numbers;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web sites, network equipment and internally developed software;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

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

These variable payments are often subject to minimum payment amounts per click-through. Other payment structures that to a lesser degree exist include:

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

Sales and Marketing

Sales and marketing expenses consist primarily of:

•	payroll and related expenses for personnel engaged in marketing and sales functions;

•	advertising and promotional expenditures including online and outside marketing activities;

•	cost of systems used to sell to and serve advertisers; and

•	stock-based compensation of related personnel.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and used the intrinsic value method. In accordance with APB 25, stock-based compensation consisted of the following:

•	the intrinsic value of employee option and restricted stock issuances in cases where the fair value of the underlying stock was greater than the exercise price on the date of the grant;

•	the fair value of non-employee option issuances; and

•	the amount by which the fair value of our Class B common stock exceeds the exercise price at the end of the period for certain options.

As of January 1, 2006, we adopted Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (SFAS) 123R, Share-Based Payment (SFAS 123R) and account for stock-based compensation under the fair value method. As a result, stock-based compensation consists of the following:

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

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations in accordance with Staff Accounting Bulletin (SAB) No. 107. Stock-based compensation expense recognized in the prior period has been reclassified to conform to the presentation in the current period.

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets identified in connection with our acquisitions.

The intangible assets have been identified as:

•	non-competition agreements;

•	trade and Internet domain names;

•	distributor relationships;

•	advertising customer base relationships;

•	patents; and

•	acquired technology.

These assets are amortized over useful lives ranging from 12 to 84 months.

Provision for Income Taxes

For income tax purposes, we utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Although realization is not assured, we believe it is more likely than not, based on its operating performance and projections of future taxable income, that our net deferred tax assets, excluding certain state net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates and projected revenues and expenses. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets. From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

In July 2006, the FASB issued FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the our tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 was effective for us beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

As of December 31, 2006 and 2007, we had federal net operating loss, or NOL, carryforwards of $1.7 million for both periods which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of December 31, 2006 and 2007, we had certain tax effected state net operating loss carryforwards of approximately $1.0 million and $1.7 million, respectively. We do not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state net operating loss carryforwards as of December 31, 2006 and 2007.

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

Holders of the preferred stock are entitled to receive cumulative dividends from the date of original issue at the annual rate of 4.75% of the liquidation preference of the preferred stock, payable quarterly on the 15 th day of

February, May, August and November, commencing May 15, 2005. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments.

During 2006 and 2007, the Company’s board of directors declared the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2006	$2.97	February 4, 2006	$662	February 15, 2006
April 2006	$2.97	May 4, 2006	$422	May 15, 2006
July 2006	$2.97	August 4, 2006	$422	August 15, 2006
October 2006	$2.97	November 4, 2006	$422	November 15, 2006
January 2007	$2.97	February 2, 2007	$21	February 15, 2007
April 2007	$2.97	May 4, 2007	$18	May 15, 2007
July 2007	$2.97	August 3, 2007	$18	August 15, 2007
October 2007	$2.97	November 2, 2007	$18	November 15, 2007

In January 2008, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on February 15, 2008 to the holders of record as of the close of business on February 4, 2008. This quarterly dividend totaled approximately $16,000.

The preferred stock is convertible at the option of the holder at any time into shares of Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. During 2005, 4,515 shares of preferred stock were converted at the option of the holders into 46,071 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In January 2006, 2,500 shares of preferred stock were converted at the option of the holders into 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted 80,848 shares of the Company’s preferred stock into 824,980 shares of the Company’s Class B common stock at a conversion rate of $24.50 per share and received a cash payment of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000 in order to induce conversions. In December 2006, we repurchased an aggregate of 132,379 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions), representing a total cash expenditure of approximately $26.0 million. In 2007, we repurchased an additional 3,734 shares of preferred stock for a total cash expenditure of approximately $732,000. In 2008, we repurchased an additional 600 shares of preferred stock for a total cash expenditure of approximately $117,000. Through March 6, 2008, approximately 5,424 shares of preferred stock remain outstanding following the conversions and cash repurchases.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of December 31, 2007. The Debentures, if issued, will mature 25 years after the exchange date.

Comparison of the year ended December 31, 2006 (2006) to the year ended December 31, 2007 (2007) and comparison of the year ended December 31, 2005 (2005) to the year ended December 31, 2006 (2006).

Revenue. The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2005	2006	2007
Proprietary Traffic Sources	$27,063,459	$47,735,446	$50,005,433
Partner and Other Revenue Sources	67,932,387	80,024,029	89,385,226

Total Revenue	$94,995,846	$127,759,475	$139,390,659

Our proprietary traffic revenues are generated from our portfolio of owned Web sites which are monetized with pay-per-click and cost-per-action listings and graphical ad units that are relevant to the Web sites. When an online user navigates to one of our owned and operated Web sites and clicks on a particular listing or completes the specified action, we receive a fee.

Our partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, and other targeted Web-based content. We generate revenue upon delivery of qualified and reported click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their online user traffic. Other revenues include our call provisioning and call tracking services, bid management services, natural search optimization services and outsourced search marketing platforms.

Revenue increased 9%, from $127.8 million in 2006 to $139.4 million in 2007. The increase in revenues was primarily attributable to an increase in the number of accounts on our platform and related revenues we generated from super-aggregator partners and more distribution partners adopting our third-party content platform which correspondingly increased revenue generated clicks. The majority of the increase in revenues from our proprietary traffic is attributable to more click-throughs on advertiser’s listings on our portfolio of more than 200,000 Web sites.

We believe the increase in revenue is primarily a result of the growth of our existing distribution partners and proprietary traffic sources, the increased number of searches and resulting click-throughs performed by users of our services, and new advertisers and advertising services provider relationships. We also believe the foregoing factors, combined with our sales efforts have contributed to an increase in the average revenue per advertiser. The increase in 2007 revenue is partially attributable to the acquisition of VoiceStar in September 2007.

Revenue increased 35%, from $95.0 million in 2005 to $127.8 million in 2006. This increase was attributable to a $28.1 million increase in performance-based advertising services. Of this increase, a substantial majority related to an increase in the average revenue per advertiser, while the remaining related to an increase in the number of advertisers. Of the total revenue increase, $20.7 million is derived from our proprietary traffic revenues which are attributable to our portfolio of more than 200,000 Web sites. The majority of the revenues from our proprietary traffic are attributable to the Name Development and Pike Street asset acquisitions in 2005. The increase in revenue in 2006 is also partially attributable to the acquisition of IndustryBrains in July 2005 which added more than 100 unique distribution partners and more than 1,000 unique advertisers and the May 2006 AreaConnect asset acquisition.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs and calls performed by users of our services through our distribution partners and proprietary traffic sources and maintaining and increasing the number and volume of transactions and favorable payment terms with advertisers and advertising service providers, which we believe is dependent in part on marketing our Web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. As revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenues and results of operations.

The Company anticipates that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of click-throughs we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per click-through.

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results.

Expenses

Expenses were as follows:

	Years ended December 31,
	2005	% of revenue	2006	% of revenue	2007	% of revenue
Service costs	48,901,826	51%	60,433,611	47%	70,901,141	51%
Sales and marketing	11,127,037	12%	23,050,654	18%	24,962,682	18%
Product development	4,494,558	5%	10,094,967	8%	12,018,010	9%
General and administrative	7,194,905	8%	13,533,215	11%	17,777,790	13%
Amortization of acquired intangible assets	18,429,008	19%	20,465,128	16%	16,930,348	12%
Facility relocation	—	0%	—	0%	121,124	0%

Effective January 1, 2006, we adopted SFAS 123R and record stock-based compensation expense under the fair value method. Prior to January 1, 2006, we accounted for stock-based compensation under APB 25 and used the intrinsic value method. In 2007, we recorded $10.3 million of stock-based compensation expense as compared to $12.8 million in 2006 and $2.0 million in 2005. This stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations in accordance with SAB 107. Stock-based compensation recognized in the prior periods has been reclassified to conform to the presentation in the current period.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Years ended December 31,
	2005	2006	2007
Service costs	$4,500	$1,177,773	$285,329
Sales and marketing	1,108,180	2,996,945	565,445
Product development	28,795	3,278,513	1,732,880
General and administrative	830,332	5,338,287	7,725,515

Total stock-based compensation	$1,971,807	$12,791,518	$10,309,169

See Note 6 (c)—“Stock Option Plan” of the consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 17% from $60.4 million in 2006 to $70.9 million in 2007. The increase was attributable to an increase in payments to distribution partners, facility, co-location, depreciation and amortization, personnel and other costs of $10.9 million, an increase in registration fees and Internet domain amortization of $1.3 million, offset by decreases in stock-based compensation, payment processing fees and royalties of $1.8 million.

This total increase also resulted from the VoiceStar acquisition, a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs increased 24% from $48.9 million in 2005 to $60.4 million in 2006. The increase was mainly attributable to an increase in payments to distribution partners of $5.9 million which was in part attributable to the acquisition of IndustryBrains in July 2005, an increase in personnel costs of $2.6 million of which $1.2 million was related to stock-based compensation expense, an increase in payment processing fees of $221,000, an increase in facility and other costs of $1.2 million and an increase in registration fees and Internet domain amortization of $1.7 million. The increase in stock-based compensation was due to our adoption of SFAS 123R in 2006.

Service costs represented 51% of revenue in 2007 compared to 47% in 2006 and 51% in 2005. The 2007 increase as percentage of revenue in service costs as compared to 2006 was primarily a result of a larger proportion of revenue attributable to our partner and other revenue sources for which there are related distribution partner payments and additional investments in infrastructure and personnel costs. The 2006 decrease as a percentage of revenue in service costs as compared to 2005 was primarily a result of a larger proportion of revenue attributable to our proprietary traffic sources for which there are no corresponding distribution partner payments. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to feed management and pay-per-click distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006. We also expect that service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 8% from $23.1 million in 2006 to $25.0 million in 2007. As a percentage of revenue, sales and marketing expenses was 18% for both 2006 and 2007. The increase in dollars was related primarily to an increase in online and outside marketing activities and additional personnel from the VoiceStar acquisition, partially offset by a decrease in stock-based compensation of $2.4 million. We expect that sales and marketing expenses will increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R and in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our recently updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Sales and marketing expenses increased 107%, from $11.1 million in 2005 to $23.1 million in 2006. As a percentage of revenue, sales and marketing expenses were 12% and 18% for 2005 and 2006, respectively. The increase in dollars was related primarily to an increase in personnel costs of $2.3 million of which $1.9 million was related to stock-based compensation and the remaining amount was primarily due to an increase in the number of employees and an increase in online and outside marketing activities of $9.5 million. The remaining increase is related to increases in other operating costs arising from operations in multiple jurisdictions. The increase in stock-based compensation was due to our adoption of SFAS 123R in 2006.

Product Development. Product development expenses increased 19%, from $10.1 million in 2006 to $12.0 million in 2007. As a percentage of revenue, product development expenses were 8% and 9% for 2006 and 2007, respectively. The increase in dollars was primarily due to an increase in consulting and personnel costs of $1.5 million which included a $1.5 million decrease in stock-based compensation expense and the remaining amount was related to travel, depreciation and amortization, and other operating costs of $415,000. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense due to our adoption of SFAS 123R.

Product development expenses increased 125%, from $4.5 million in 2005 to $10.1 million in 2006. As a percentage of revenue, product development expenses were 5% and 8% for 2005 and 2006, respectively. The increase in dollars was primarily due to an increase in personnel costs of $5.1 million of which $3.2 million was related to stock-based compensation expense and the remaining amount was primarily related to an increase in the number of employees, and travel, depreciation expense, and other operating costs of $483,000. The increase in stock-based compensation was due to our adoption of SFAS 123R in 2006.

General and Administrative. General and administrative expenses increased 31%, from $13.5 million in 2006 to $17.8 million in 2007. The increase in dollars was primarily due to an increase in personnel costs of $3.7 million of which $2.4 million was related to stock-based compensation, an increase in professional services of $400,000, and by a net increase in travel, facility costs, bad debt, and other costs of $132,000. As a percentage of revenue, general and administrative expenses were 11% and 13% for 2006 and 2007, respectively. As a percentage of revenue, the increase in general and administrative expenses in 2007 as compared to 2006 was primarily a result of additional stock-based compensation expense. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006 and to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses increased 88%, from $7.2 million in 2005 to $13.5 million in 2006. The increase in dollars was primarily due to an increase in personnel costs of $5.3 million of which $4.5 million was related to stock-based compensation, an increase in professional services of $203,000, an increase in facilities related costs of $133,000, and by a net increase in travel, bad debt, and other costs of $719,000. As a percentage of revenue, general and administrative expenses were 8% in 2005 and 11% in 2006. As a percentage of revenue, the increase in general and administrative expenses in 2006 as compared to 2005 was primarily a result of additional stock-based compensation expense due to our adoption of SFAS 123R in 2006.

Amortization of Intangible Assets From Acquisitions. Intangible amortization expense decreased 17%, from $20.5 million in 2006 to $16.9 million in 2007. The decrease was related to certain of our intangible assets being fully amortized partially offset by an increase related to the VoiceStar acquisition in 2007. During the 2007, the components of amortization of intangibles were service costs of $13.1 million, sales and marketing of $2.7 million and general and administrative of $1.1 million.

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

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our consolidated financial statements. The identified intangibles amounted to $82.2 million and $84.5 million at December 31, 2006 and 2007, respectively, and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Facility Relocation. In April 2007, we subleased one of our office locations. In connection with the sublease, we recognized approximately $121,000 for the estimated future obligations of non-cancelable lease and other costs related to the office. The portion related to the non-cancelable lease is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $283,000 in 2007 and was attributable to the sales and disposals of Internet domain name and other intangible assets. During 2006, the gain on sales and disposals of intangible assets, net was $370,000.

Other Income. Other income decreased 21%, from $3.1 million in 2006 to $2.5 million in 2007. The decrease was primarily attributable to a decrease in interest income of $656,000 which was primarily a result of a decrease in cash and cash equivalents and a decrease in interest rates.

Other income increased 59%, from $2.0 million in 2005 to $3.1 million in 2006. The increase was primarily attributable to an increase in interest income of $1.2 million which was primarily a result of an increase in rates realized on invested funds.

Income Taxes. The income tax expense in 2006 was $4.3 million compared to $960,000 in 2007. In 2006, the effective tax rate of 116% differed from the expected tax rate of 35% due to non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R, state income taxes, and other amounts. In 2007, the effective tax rate of 176% differed from the expected tax rate of 35% due to non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R, state income taxes, and other amounts.

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

During 2005, 2006 and 2007, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $3.2 million, $2.6 million, and $2.8 million respectively, which were recorded as credits to additional paid in capital.

Cumulative effect of Change in Accounting Principle. In 2006, a one-time gain of $151,000, net of tax, was recognized as an cumulative effect of a change in accounting principle based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, forfeitures had been recorded as incurred.

Convertible Preferred Stock Dividends, Conversion Payment, and Discount on Preferred Stock Redemption, net. In 2007, there was $69,000 of convertible preferred stock dividends and $164,000 discount on preferred stock redemption in connection with our repurchase of 3,734 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions). In 2006, there was $1.6 million of convertible preferred stock dividends and a one time payment of approximately $970,000 associated with the voluntary conversion of 80,848 shares of our preferred stock into 824,980 shares of our Class B common stock in March 2006 net of a $5.8 million discount on preferred stock redemption in connection with our repurchase of an aggregate of 132,379 shares of preferred stock outstanding at a price of $195.00 per share (plus commission).

The convertible preferred stock dividends decreased 34%, from $2.4 million in 2005 to approximately $1.6 million in 2006. The decrease was attributable to the reduction of outstanding preferred stock from the voluntary conversion of 80,848 shares in March 2006 and the preferred stock repurchase of 132,379 shares in December 2006. The convertible preferred stock dividends in 2005 and 2006 are based upon the convertible preferred shares with a dividend rate of 4.75% issued in February 2005, net of conversions during the period.

Net Income (Loss) Applicable to Common Stockholders. The net income (loss) applicable to common stockholders decreased from a net income of $2.8 million in 2006 to a net loss of $1.4 million in 2007. The decrease was primarily attributable to the convertible preferred stock dividends, conversion payment and discount on preferred stock redemption which was $3.2 million in 2006 compared to $95,000 in 2007. Additionally there was an increase in service costs and general and administrative costs, partially offset by a decrease in amortization of intangible assets from acquisitions and an increase in revenue.

Net income (loss) applicable to common stockholders increased from a net loss of $1.5 million in 2005 to a net income of $2.8 million in 2006. The increase was primarily attributable to the $5.8 million discount of preferred stock redemption. The net income applicable to common stockholders would be a net loss of $3.0 million excluding the effect of the discount of preferred stock redemption. Comparing net income (loss) in 2005 to 2006 excluding the effect of the discount of preferred stock redemption, net income decreased $4.5 million. The decrease was primarily attributed to an increase in stock-based compensation expense of $10.8 million due to our adoption of SFAS 123R in 2006, an increase in income tax expense of $1.4 million, and an increase of amortization of intangible assets from acquisitions of $2.0 million due primarily to the May 2006 AreaConnect and Open List asset acquisitions, offset by revenue increase at a faster rate than service costs, sales and marketing, product development and general administration expenses excluding stock-based compensation expense, a one-time gain of $151,000 as a cumulative effect of a change in accounting principle, an increase in interest income of $1.2 million, and gain (loss) on sales and disposals of intangible assets, net of $369,000.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters ended December 31, 2007, as well as such data expressed as a percentage of our revenues for the periods presented. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

	Quarter ended
	Mar 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006	Mar 31, 2007	June 30, 2007	Sept 30, 2007	Dec 31, 2007
Consolidated Statement of Operations:
Revenue	$31,112,325	$31,714,720	$32,326,116	$32,606,314	$34,223,401	$34,665,637	$33,493,588	$37,008,033

Expenses:
Service costs (1), (2)	14,851,949	15,020,319	15,184,125	15,377,218	15,241,228	16,764,588	18,815,633	20,079,692
Sales and marketing (1), (2)	5,866,684	5,407,200	5,962,465	5,814,305	7,509,921	7,112,929	5,028,698	5,311,134
Product development (1), (2)	2,227,024	2,553,395	2,689,912	2,624,636	2,597,656	2,662,779	3,302,726	3,454,849
General and administrative (1), (2)	3,409,508	3,846,212	3,109,209	3,168,286	4,180,775	4,057,643	4,552,858	4,986,514
Amortization of intangible assets from acquisitions (3)	4,870,673	5,164,191	5,309,102	5,121,162	4,523,134	4,074,254	4,007,342	4,325,618
Facility relocation	—	—	—	—	—	121,124	—	—

Total operating expenses	31,225,838	31,991,317	32,254,813	32,105,607	34,052,714	34,793,317	35,707,257	38,157,807

Gain (loss) on sales of intangible assets, net	179,208	174,071	(68,513)	85,194	32,264	123,246	126,569	997

Income (loss) from operations	65,695	(102,526)	2,790	585,901	202,951	(4,434)	(2,087,100)	(1,148,777)
Other income (expense):
Interest income	738,356	754,054	831,005	837,604	708,495	758,426	663,513	374,338
Interest expense	(2,211)	(2,228)	(1,841)	(2,012)	(1,792)	(1,585)	(2,148)	(3,617)
Other	(1,863)	—	(7,901)	400	5,284	(8,527)	—	106

Total other income	734,282	751,826	821,263	835,992	711,987	748,314	661,365	370,827

Income (loss) before provision for income taxes	799,977	649,300	824,053	1,421,893	914,938	743,880	(1,425,735)	(777,950)
Income tax expense (benefit)	653,648	838,804	812,795	1,984,954	473,788	412,978	95,311	(21,676)

Income (loss) before cumulative effect of change in accounting principle	146,329	(189,504)	11,258	(563,061)	441,150	330,902	(1,521,046)	(756,274)
Cumulative effect of change in accounting principle, net	151,341	—	—	—	—	—	—	—

Net income (loss)	297,670	(189,504)	11,258	(563,061)	441,150	330,902	(1,521,046)	(756,274)
Convertible preferred stock dividends, conversion payment and discount on preferred stock redemption, net (4)	1,493,935	422,147	422,147	(5,535,570)	(106,548)	(23,482)	16,991	17,891

Net income (loss) applicable to common stockholders	$(1,196,265)	$(611,651)	$(410,889)	$4,972,509	$547,698	$354,384	$(1,538,037)	$(774,165)

(1) Excludes amortization of intangible assets from acquisitions. (2) Includes stock-based compensation as follows:
Service costs	$236,211	$255,742	$268,654	$417,166	$118,535	$31,741	$151,790	$(16,737)
Sales and marketing	1,047,271	943,978	845,594	160,102	372,358	89,800	374,448	(271,161)
Product development	735,187	827,187	884,156	831,983	489,252	450,692	603,073	189,863
General and administrative	1,502,074	1,401,001	1,210,301	1,224,911	1,907,069	1,770,488	1,856,638	2,191,320

Total	$3,520,743	$3,427,908	$3,208,705	$2,634,162	$2,887,214	$2,342,721	$2,985,949	$2,093,285

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$3,370,673	$3,475,158	$3,595,177	$3,456,162	$3,222,866	$3,121,754	$3,135,890	$3,596,729
Sales and marketing	520,833	667,751	732,473	715,000	715,000	715,000	715,000	603,889
General and administrative	979,167	1,021,282	981,452	950,000	585,268	237,500	156,452	125,000

Total	$4,870,673	$5,164,191	$5,309,102	$5,121,162	$4,523,134	$4,074,254	$4,007,342	$4,325,618

(4)

First quarter 2006 includes a $970,000 conversion payment related to the conversion of 80,848 preferred shares of the Company’s 4.75% convertible exchangeable preferred stock. Fourth quarter of 2006 includes a $5.8 million discount on preferred stock redemption related to the redemption of 132,379 shares of the Company's 4.75% convertible exchangeable preferred stock.

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

As of December 31, 2006 and 2007, we had cash and cash equivalents of $46.1 million and $36.5 million, respectively. As of December 31, 2007, we had contractual obligations of $4.1 million of which $2.7 million is for rent under our facility operating leases.

Upon adoption of SFAS 123R on January 1, 2006, we are reporting the excess tax benefit from stock options as financing cash inflows rather than as an operating cash inflows as prescribed under the prior accounting rules in accordance with the modified prospective transition method of SFAS 123R. The tax benefit from stock options in 2005 has not been restated to conform to the current presentation.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as amortization and depreciation, income and excess tax benefit from stock options, stock-based compensation, facility relocation amounts, gain on sale of intangible assets net, deferred income taxes, cumulative effect of a change in accounting principle and changes in working capital. Cash provided by operating activities for the year ended December 31, 2007 of approximately $37.1 million consisted primarily of a net loss of $1.5 million adjusted for non-cash items of $30.3 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and excess income tax benefit related to stock options and approximately $8.3 million used in working capital and other activities such as decreases in restricted cash for credit card authorization agencies. Cash provided by operating activities for the year ended December 31, 2006 of approximately $30.8 million consisted primarily of a net loss of $444,000 adjusted for non-cash items of $35.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and income tax benefit related to stock options and approximately $4.1 million used in working capital, other activities and for increases in restricted cash for credit card authorization agencies. Cash provided by operating activities for the year ended December 31, 2005 of approximately $17.5 million consisted primarily of a net income of $3.9 million adjusted for non-cash items of $26.8 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and income tax benefit related to stock options and approximately $13.3 million used by working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related click-throughs with the corresponding payments to the distribution partners who provide placement for the listings generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in 2005, 2006 and 2007. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

Nearly all of the feed management services and advertising services provider arrangements are billed on a monthly basis following the month of our click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. For these services, advertiser’s payments are generally received one to three weeks following payment to the distribution partners. We expect that in the future periods, if the feed management services account for a greater percentage of our operating activity, working capital requirements will increase as a result.

Cash used in investing activities for the year ended December 31, 2007 of approximately $27.0 million was primarily attributable to the payment for the VoiceStar acquisition totaling approximately $13.5 million, purchases for Internet domain names or Web sites of approximately $10.8 million and net purchases for property and equipment of $3.4 million, offset by proceeds from the sales of intangible assets of approximately $688,000. Cash used in investing activities for the year ended December 31, 2006 of approximately $23.5 million was primarily attributable to the payments for the AreaConnect and Open List asset acquisitions totaling approximately $18.5 million, purchases for Internet domain names or Web sites of approximately $1.1 million and net purchases for property and equipment of $5.9 million, offset by proceeds from the sales of intangible assets of approximately $1.8 million, and proceeds, net of legal fees, from the settlement of certain intangible asset indemnification obligations in connection with our 2005 acquisitions of approximately $347,000. Cash used in investing activities for the year ended December 31, 2005 of approximately $208.9 million was primarily attributable to the payment of the Name Development asset acquisition for approximately $155.5 million, the payment of the Pike Street asset acquisition for approximately $12.8 million, the payment of the IndustryBrains acquisition for approximately $16.1 million which is net of cash acquired of $1.1 million, the 2004 Enhance Interactive earn-out consideration payment of $5.7 million, purchases for Internet domain names or Web sites of approximately $12.6 million, payment for a prepaid license of $4.5 million and net purchases for property and equipment of $2.5 million offset by proceeds of $942,000 from the sales of intangible assets.

As a result of our acquisitions, we increased our property and equipment purchases for items such as network equipment and software, furniture, software and equipment for our personnel, and systems used to sell to and serve advertisers. As our operations increase, we expect property and equipment purchases will increase as we continue to invest in equipment and software for our systems and personnel. Additionally, we have expended amounts for product development initiatives as well as amounts recorded as part of property and equipment for internally developed software. We expect our expenditures for product development initiatives and internally developed software will increase in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash used in financing activities for the year ended December 31, 2007 of approximately $19.7 million was primarily attributable to the repurchase of 2,289,659 shares of Class B common stock for treasury stock and 3,734 shares of preferred stock totaling approximately $22.1 million and $732,000, respectively, and common stock and preferred dividend payments of $3.4 million, partially offset by net proceeds of approximately $4.0 million from the sale of stock through employee stock options, employee stock purchases and the issuance of restricted stock to employees and $2.6 million of excess tax benefit related to stock options. Cash used in financing activities for the year ended December 31, 2006 of approximately $24.3 million was primarily attributable to the repurchase of an aggregate of 132,379 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions) totaling approximately $26.0 million, preferred dividend payments of $2.9 million which included the one-time payment of $970,000 associated with the voluntary conversion of 80,848 shares of our preferred stock into 824,980 shares of our Class B common stock offset by net proceeds of approximately $2.2 million from the sale of stock through employee stock options and employee stock purchases and $2.5 million of excess tax benefit related to stock options. Cash provided by financing activities for the year ended December 31, 2005 of approximately $229.6 million was primarily attributable to net proceeds from the follow-on offering in February 2005 of approximately $229.4 million, net proceeds of approximately $2.2 million from the sale of stock through employee stock options and employee stock purchase plan offset by preferred dividend payments of $2.1 million.

The following table summarizes our contractual obligations as of December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$2,688,278	$1,408,460	$1,279,818	$—
Capital leases	109,422	56,602	52,820	—
Other contractual obligations	1,308,112	1,048,567	216,003	43,542

Total contractual obligations (1), (2)	$4,105,812	$2,513,629	$1,548,641	$43,542

(1)

In February 2005 we entered into (i) a new master agreement with an advertising partner with respect to our advertising business, and (ii) a license agreement with the same partner with respect to certain of the partner’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs. The royalty payments are not included in the above schedule. In August 2007, we entered into a new master agreement which expires June 2009 and terminates and supersedes the February 2005 master agreement, except for the royalty provisions which are still in effect.

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

During 2006 and 2007, we paid approximately $1.1 million and $10.8 million, respectively, for the purchase of additional Internet domains or Web sites. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

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

We will have an annual dividend payment obligation under the terms of the preferred stock of $64,000 based upon approximately 5,424 convertible preferred shares outstanding as of March 6, 2008. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share.

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

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. In February 2008, our Board of Directors authorized an increase in the share repurchase program to provide for the repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This share repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the year ended December 31, 2007, approximately 2.2 million shares of Class B common stock were repurchased under the share repurchase program. In 2008, we have repurchased approximately $6.5 million of Class B common stock to date.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. Quarterly dividends were paid on February 15, 2007, May 15, 2007, August 15, 2007 and November 15, 2007 to Class A and Class B common stockholders of record as of the close of business on February 2, 2007, May 4, 2007, August 3, 2007 and November 2, 2007, respectively. Total dividends paid in 2007 were approximately $3.3 million. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.2 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

On July 7, 2005, a Registration Statement on Form S-3 (File No. 333-125372) relating to the resale of 1,382,093 shares of our Class B common stock by certain selling stockholders with S-3 or piggyback registration rights granted principally in connection with our prior acquisitions was declared effective by the Securities and Exchange Commission (SEC). We will not receive any proceeds in connection with these sales by selling stockholders.

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

On October 18, 2007, a Registration Statement on Form S-3 (File No. 333-146800) relating to the resale of 634,963 shares of our Class B common stock by certain selling stockholders with S-3 registration rights granted in connection with the VoiceStar acquisition was filed with the SEC. This Registration Statement has not yet been declared effective by the SEC. We will not receive any proceeds in connection with these sales by selling stockholders.

Based on our operating plans we believe that existing resources and cash flow provided by ongoing operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our Company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;

•	Goodwill and intangible assets;

•	Stock-based compensation; and

•	Allowance for doubtful accounts, advertiser and incentive program credits.

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, pay-per-phone-call, cost-per-action services and feed management services. For pay-per-click listing, pay-per-phone-calls and feed management services, revenue is recognized upon our delivery of qualified and reported click-throughs or phone calls to our advertisers or advertising service providers’ listing which occurs when an online user clicks on or makes a phone call based on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, certain third-party Web sites and our portfolio of owned Web sites, on which we include our advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with Emerging Issues Task Force Issue (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid an agency fee based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser.

We apply EITF Issue No. 00-21, (EITF 00-21) Accounting for Revenue Arrangements with Multiple Deliverables, to account for revenue arrangements with multiple deliverables. EITF No. 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

We apply the provisions of the Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (SFAS 144).

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

Under FAS 123R, we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123R, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 6 (c)—“Stock Option Plan” in the consolidated financial statements for additional information.

Allowance for Doubtful Accounts and Advertiser and Incentive Program Credits

Accounts receivable balances are presented net of allowance for doubtful accounts and advertiser credits. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine our allowance based on analysis of historical bad debts, advertiser concentrations, advertiser creditworthiness and current economic trends. We review the allowance for collectibility on a quarterly basis. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and the potential recovery is considered remote. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required which would result in increased general and administrative expenses in the period such determination was made.

We determine our allowance for advertiser credits and adjustments based upon our analysis of historical credits. Under the advertiser incentive program, we grant advertisers credits depending upon the individual amounts of prepayments made. The incentive program allowance is determined based on the historical rate of incentives earned and used by advertisers compared to the related revenues recognized by us. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments and estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 is effective for us on January 1, 2008. In February 2008, the FASB issued a FASB Staff Position FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. We are in the process of evaluating the effect that SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for us on January 1, 2008. We have not yet determined if we will elect to apply any of the provisions of SFAS 159, but the adoption of SFAS 159 is not expected to have a material impact, if any, on our consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill in the acquiree. The pronouncement also provides for disclosures to enable uses of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for us on January 1, 2009. The Company is in the process of evaluating the effect that SFAS 141R will have on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions and limit the amount of credit exposure to any one financial institution. During the years ended December 31, 2006 and December 31, 2007, the effects of changes in interest rates on the fair market value of our investments and our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(n), effective January 1, 2006, the beginning of the Company’s fiscal year ended December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marchex, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited Marchex, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marchex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Marchex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marchex, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 10, 2008

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$46,105,827	$36,456,307
Accounts receivable, net	22,035,343	18,307,386
Prepaid expenses and other current assets	2,221,550	2,118,390
Refundable taxes	1,837,166	1,693,695
Deferred tax assets	670,624	867,465

Total current assets	72,870,510	59,443,243
Property and equipment, net	7,280,075	7,357,903
Deferred tax assets	2,444,782	7,447,315
Intangible and other assets, net	13,318,801	17,381,827
Goodwill	200,738,098	204,766,826
Intangible assets from acquisitions, net	36,735,570	23,797,231

Total assets	$333,387,836	$320,194,345

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,739,231	$11,625,779
Accrued expenses and other current liabilities	2,913,152	3,668,342
Deferred revenue	2,430,644	2,906,379

Total current liabilities	16,083,027	18,200,500
Other non-current liabilities	91,907	105,370

Total liabilities	16,174,934	18,305,870

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value: 1,000,000 shares authorized; 9,758 and 6,024 shares issued and outstanding at December 31, 2006 and 2007, respectively; Aggregate liquidation preference of $2,453,991 and $1,514,946 at December 31, 2006 and 2007, respectively	2,342,884	1,446,649
Common stock, $.01 par value. Authorized 137,500,000 shares;
Class A: 12,500,000 shares authorized; 11,921,716 and 11,659,216 shares issued and outstanding, respectively, at December 31, 2006; 11,371,716 and 11,109,216 shares issued and outstanding, respectively, at December 31, 2007	119,217	113,717
Class B: 125,000,000 shares authorized; 27,798,529 and 27,636,055 shares issued and outstanding, respectively, at December 31, 2006, including 316,645 shares of restricted stock at December 31, 2006; and 32,268,490 and 32,106,016 shares issued and outstanding, respectively, at December 31, 2007, including 3,240,266 shares of restricted stock at December 31, 2007.	276,361	321,061
Treasury stock: 0 shares at December 31, 2006 and 2,289,659 shares at December 31, 2007	—	(22,116,275)
Additional paid-in capital	320,607,113	329,835,529
Accumulated deficit	(6,132,673)	(7,712,206)

Total stockholders’ equity	317,212,902	301,888,475

Total liabilities and stockholders’ equity	$333,387,836	$320,194,345

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2005	2006	2007
Revenue	$94,995,847	$127,759,475	$139,390,659

Expenses:
Service costs (1), (2)	48,901,826	60,433,611	70,901,141
Sales and marketing (1), (2)	11,127,037	23,050,654	24,962,682
Product development (1), (2)	4,494,558	10,094,967	12,018,010
General and administrative (1), (2)	7,194,905	13,533,215	17,777,790
Amortization of intangible assets from acquisitions (3)	18,429,008	20,465,128	16,930,348
Facility relocation	—	—	121,124

Total operating expenses	90,147,334	127,577,575	142,711,095
Gain on sales and disposals of intangible assets, net	997	369,960	283,076

Income (loss) from operations	4,849,510	551,860	(3,037,360)
Other income (expense):
Interest income	1,982,222	3,161,019	2,504,772
Interest expense	(7,463)	(8,292)	(9,142)
Other	4,000	(9,364)	(3,137)

Total other income	1,978,759	3,143,363	2,492,493

Income (loss) before provision for income taxes	6,828,269	3,695,223	(544,867)
Income tax expense	2,920,463	4,290,201	960,401

Income (loss) before cumulative effect of change in accounting principle	3,907,806	(594,978)	(1,505,268)
Cumulative effect of a change in accounting principle, net of tax	—	151,341	—

Net income (loss)	3,907,806	(443,637)	(1,505,268)
Convertible preferred stock dividends, conversion payment, and discount on preferred stock redemption, net	2,405,780	(3,197,341)	(95,148)

Net income (loss) applicable to common stockholders	$1,502,026	$2,753,704	$(1,410,120)

Basic net income (loss) per share applicable to common stockholders	$0.04	$0.07	$(0.04)
Diluted net income (loss) per share applicable to common stockholders	$0.04	$(0.04)	$(0.04)
Shares used to calculate basic net income (loss) per share applicable to common stockholders	34,564,790	38,261,884	38,937,697
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	36,907,633	39,500,123	38,937,697
(1) Excludes amortization of intangible assets from acquisitions.

(2) Includes stock-based compensation as follows:
Service costs	$4,500	$1,177,773	$285,329
Sales and marketing	1,108,180	2,996,945	565,445
Product development	28,795	3,278,513	1,732,880
General and administrative	830,332	5,338,287	7,725,515

Total	$1,971,807	$12,791,518	$10,309,169

        Stock-based compensation recognized in the year ended December 31, 2005 is accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have been reclassified to the same line items as cash compensation paid to employees to conform to the presentation for the years ended December 31, 2006 and 2007 in accordance with Staff Accounting Bulletin No. 107. Stock-based compensation recognized in the years ended December 31, 2006 and 2007 are accounted for under Statement of Financial Accounting Standards No. 123R (as revised), Share-Based Payment, which the Company adopted on January 1, 2006. See Note 1 (n) for additional information.

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$13,783,598	$13,897,170	$13,077,239
Sales and marketing	1,295,000	2,636,057	2,748,889
General and administrative	3,350,410	3,931,901	1,104,220

Total	$18,429,008	$20,465,128	$16,930,348

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Convertible preferred Stock		Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Total stockholder’s equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2004	—	$—	11,987,500	$122,500	13,511,461	$135,114	—	$—	$60,577,998	$(521,820)	$(4,641,760)	$55,672,032
Issuance of common stock upon exercise of stock options	—	—	—	—	618,336	6,183	—	—	1,973,346	—	—	1,979,529
Income tax benefits of option exercises	—	—	—	—	—	—			3,197,684	—	—	3,197,684
Issuance of common stock under employee stock purchase plan	—	—	—	—	17,280	173	—	—	239,984	—	—	240,157
Issuance of common stock upon exercise of warrants	—	—	—	—	62,551	625	—	—	66,974	—	—	67,599
Issuance of convertible preferred stock and common stock in follow-on public offering, net of issuance costs	230,000	55,205,369	—	—	9,200,000	92,000	—	—	174,041,427	—	—	229,338,796
Issuance of common stock in connection with acquisitions	—	—	—	—	1,450,453	14,505	—	—	26,281,223	—	—	26,295,728
Issuance of restricted common stock to employees as part of acquisitions	—	—	—	—	389,313	3,893	—	—	6,582,567	(6,586,460)	—	—
Conversion of convertible preferred stock to common stock	(4,515)	(1,083,691)	—	—	46,071	461	—	—	1,083,217	—	—	(13)
Conversion of Class A common stock to Class B common stock	—	—	(321,784)	(3,218)	321,784	3,218	—	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(133,310)	(1,333)	—	—	—	—	—	(1,333)
Stock compensation from options and restricted stock, net of reversals for terminated employees	—	—	—	—	—	—	—	—	(2,094,457)	4,066,264	—	1,971,807
Net income	—	—	—	—	—	—	—	—	—	—	3,907,806	3,907,806
Convertible preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	(2,056,200)	(2,056,200)

Balances at December 31, 2005	225,485	$54,121,678	11,665,716	$119,282	25,483,939	$254,839	—	$—	$271,949,963	$(3,042,016)	$(2,790,154)	$320,613,592

Issuance of common stock upon exercise of stock options	—	—	—	—	657,087	6,571	—	—	2,330,815	—	—	2,337,386
Income tax benefits of option exercises	—	—	—	—	—	—	—	—	2,564,829	—	—	2,564,829
Issuance of common stock under employee stock purchase plan	—	—	—	—	4,486	45	—	—	69,331	—	—	69,376
Issuance of common stock in connection with acquisitions	—	—	—	—	662,717	6,627	—	—	8,957,884	—	—	8,964,511
Conversion of convertible preferred stock to common stock	(83,348)	(20,005,186)	—	—	850,490	8,505	—	—	19,996,666	—	—	(15)
Repurchase of preferred stock	(132,379)	(31,773,608)	—	—	—	—	—	—	5,761,134	—	—	(26,012,474)
Conversion of Class A common stock to Class B common stock	—	—	(6,500)	(65)	6,500	65	—	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(29,164)	(291)	—	—	—	—	—	(291)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	—	—	12,980,684	—	—	12,980,684
Adoption of SFAS 123R	—	—	—	—	—	—	—	—	(3,042,016)	3,042,016	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	—	(176,272)	—	—	(176,272)
Net loss	—	—	—	—	—	—	—	—	—	—	(443,637)	(443,637)
Common stock cash dividends	—	—	—	—	—	—	—	—	(785,905)	—	—	(785,905)
Convertible preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	(2,898,882)	(2,898,882)

Balances at December 31, 2006	9,758	$2,342,884	11,659,216	$119,217	27,636,055	$276,361	—	$—	$320,607,113	$—	$(6,132,673)	$317,212,902

Issuance of common stock upon exercise of stock options	—	—	—	—	1,018,779	10,188	—	—	3,672,190	—	—	3,682,378
Income tax benefits of option exercises	—	—	—	—	—	—	—	—	2,783,120	—	—	2,783,120
Issuance of common stock under employee stock purchase plan	—	—	—	—	4,219	42	—	—	48,390	—	—	48,432
Issuance of restricted stock to employees	—	—	—	—	2,512,000	25,120	—	—	—	—	—	25,120
Issuance of restricted stock to employees as part of acquisitions	—	—	—	—	634,963	6,350	—	—	(6,350)	—	—	—
Repurchase of preferred stock	(3,734)	(896,235)	—	—	—	—	—	—	163,867	—	—	(732,368)
Repurchase of Class B common stock	—	—	—	—	—	—	(2,196,748)	(22,115,346)	—	—	—	(22,115,346)
Conversion of Class A common stock to Class B common stock	—	—	(550,000)	(5,500)	550,000	5,500	—	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	—	—	(92,911)	(929)	—	—	—	(929)
Return of common stock in connection with acquisitions	—	—	—	—	(250,000)	(2,500)	—	—	(5,245,000)	—	—	(5,247,500)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	—	—	10,313,492	—	—	10,313,492
Net loss	—	—	—	—	—	—	—	—	—	—	(1,505,268)	(1,505,268)
Common stock cash dividends	—	—	—	—	—	—	—	—	(2,501,293)	—	—	(2,501,293)
Convertible preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	(74,265)	(74,265)

Balances at December 31, 2007	6,024	$1,446,649	11,109,216	$113,717	32,106,016	$321,061	(2,289,659)	$(22,116,275)	$329,835,529	$—	$(7,712,206)	$301,888,475

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2005	2006	2007
Net income (loss)	$3,907,806	$(443,637)	$(1,505,268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	(151,341)	—
Amortization and depreciation	22,713,193	26,537,080	26,170,077
Facility relocation costs (recoveries)	(58,406)	(32,499)	108,510
(Gain) loss on sales of fixed assets, net	(4,000)	9,364	3,137
Gain on sales and disposals of intangible assets, net	(997)	(369,960)	(283,076)
Allowance for doubtful accounts and merchant advertiser credits	1,638,136	1,777,279	1,387,953
Stock-based compensation	1,971,807	12,791,518	10,309,169
Deferred income taxes	(2,690,464)	(3,108,963)	(5,135,096)
Income tax benefit related to stock-based awards	3,197,684	—	—
Excess tax benefit related to stock-based awards	—	(2,463,018)	(2,550,308)
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(10,390,463)	(9,410,807)	2,781,601
Refundable taxes	(2,951,282)	4,578,164	2,991,273
Prepaid expenses, other current assets and restricted cash	(1,725,143)	(1,256,195)	842,459
Accounts payable	1,562,057	1,800,799	650,630
Accrued expenses and other current liabilities	738,328	405,200	864,974
Deferred revenue	6,536	138,704	471,067
Acquisition-related retention consideration in earn-out liability	(501,769)	—	—
Other non-current liabilities	43,796	6,182	(38,192)

Net cash provided by operating activities	17,456,819	30,807,870	37,068,910
Purchases of property and equipment	(2,503,717)	(5,872,212)	(3,388,732)
Cash paid, net of cash acquired and recoveries, for acquisitions and earn-outs	(190,130,955)	(18,220,428)	(13,475,069)
Proceeds from sales of property and equipment	5,668	2,570	20,679
Proceeds from sales of intangible assets	942,309	1,812,445	688,206
Purchases of intangibles and changes in other non-current assets	(17,213,949)	(1,247,298)	(10,845,539)

Net cash used in investing activities	(208,900,644)	(23,524,923)	(27,000,455)
Capital lease obligation principal payments	(8,494)	(12,371)	(25,080)
Excess tax benefit related to stock-based awards	—	2,463,018	2,550,308
Offering costs paid	(907,058)	—	—
Convertible preferred stock dividends and conversion payment	(2,056,200)	(2,898,882)	(74,265)
Repurchase of convertible preferred stock	—	(26,012,474)	(732,368)
Repurchase of Class B common stock for treasury stock	—	—	(22,116,275)
Common stock dividend payments	—	—	(3,287,198)
Proceeds from public offerings, net of underwriter discounts	230,287,500	—	—
Proceeds from exercises of warrants	67,600	—	—
Proceeds from exercises of stock options	1,979,529	2,123,272	3,893,351
Proceeds from issuance of restricted stock to employees	—	—	25,120
Proceeds from employee stock purchase plan	238,823	69,376	48,432

Net cash provided by (used in) financing activities	229,601,700	(24,268,061)	(19,717,975)

Net increase (decrease) in cash and cash equivalents	38,157,875	(16,985,114)	(9,649,520)
Cash and cash equivalents at beginning of period	24,933,066	63,090,941	46,105,827

Cash and cash equivalents at end of period	$63,090,941	$46,105,827	$36,456,307

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	5,240,569	2,830,269	3,269,086
Cash paid during the period for interest	7,464	8,292	9,141
Supplemental disclosure of non-cash investing and financing activities:
Issuance (return) of stock in connection with acquisitions	26,295,728	8,964,511	(5,241,150)
Common stock dividends declared and not paid	—	785,905	—
Cumulative effect of change in accounting principle, net of tax	—	24,931	—
Cashless exercise of warrants	891,475	—	—
Acquisition and offering costs recorded in accounts payable and accrued expenses	56,305	122,483	145,707
Property and equipment acquired with capital lease obligation	12,790	10,943	—
Property and equipment acquired in accounts payable and accrued expenses	336,323	57,483	61,925

See accompanying notes to consolidated financial statements

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a local online advertising company and leading publisher of local content. The Company’s search- and call-based advertising solutions enable tens of thousands of local and national advertisers to reach consumers searching for products and services through a mix of search and shopping engines, search- and call-based marketing services, publisher Web sites and the Company’s own Web sites.

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

Acquisitions

The Company has completed the following acquisitions since January 1, 2005 and has accounted for them as business combinations:

•

On February 14, 2005, the Company acquired substantially all of the assets of Name Development Ltd. (Name Development) including its portfolio of Internet domains and Web sites, revenue-generating contracts, technology and systems, for the operation of the Name Development advertising services business.

•	On April 26, 2005, the Company acquired certain assets of Pike Street Industries, Inc. (Pike Street), an online yellow pages and lead generation provider for local merchants.

•	On July 27, 2005, the Company acquired 100% of the outstanding stock of IndustryBrains, Inc. (IndustryBrains), a company focused on monetizing Web sites through contextual advertising solutions.

•	On May 1, 2006, the Company acquired certain assets of AreaConnect LLC (AreaConnect), a provider of local online traffic to Yellow and White Pages publishers.

•

On May 26, 2006, the Company acquired certain assets of Open List, Inc. (Open List), including additional sources of proprietary targeted-traffic and its content aggregation, search technology, and user-generated content platform.

•	On September 19, 2007, the Company acquired VoiceStar, Inc. (VoiceStar), a provider of call-based advertising services for local advertisers.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase and proceeds in-transit from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Cash and cash equivalents totaled approximately $46.1 million and $36.5 million at December 31, 2006 and 2007, respectively. Cash equivalents consist primarily of money market funds and include credit and debit card in-transit amounts of approximately $586,000 and $240,000 at December 31, 2006 and 2007, respectively.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(c) Restricted Cash

As of December 31, 2006 and 2007, the Company had $800,000 and $75,000, respectively, in restricted cash on reserve at a credit card authorization agency. The restricted cash is included in other non-current assets.

(d) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2006 and 2007: cash and cash equivalents, restricted cash, accounts receivable, refundable taxes, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, refundable taxes, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

The terms of the Company’s preferred stock offering in February 2005 included an exchange feature in which at the option of the Company, the preferred stock is exchangeable, in whole but not in part, on any dividend payment date beginning on February 15, 2006 for the Company’s 4.75% convertible subordinated debentures. This feature is considered to be an embedded derivative and will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right at December 31, 2006 and 2007. See Note 6(b)—”Convertible Preferred Stock”.

(e) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable balances are presented net of allowance for doubtful accounts and allowance for advertiser credits.

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

The allowance for doubtful account activity for the periods indicated is as follows:

	Balance at beginning of period	Business combinations	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
December 31, 2005	$289,914	$16,000	$110,381	$78,231	$338,064
December 31, 2006	338,064	—	535,119	111,579	761,604
December 31, 2007	761,604	178,551	228,202	703,074	465,283

There was one advertiser that represented approximately 23%, 29% and 31% of revenue for the years ended December 31, 2005, 2006 and 2007, respectively, and approximately 51% and 24% of the outstanding accounts receivable balance at December 31, 2006 and 2007, respectively. There was one other additional advertiser in 2007 that represented approximately 21% of the outstanding accounts receivable balance at December 31, 2007.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in a advertiser’s payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows:

	Balance at beginning of period	Business combinations	Additions charged against revenue	Credits processed	Balance at end of period
Allowance for advertiser credits:
December 31, 2005	$248,340	$12,000	$1,527,755	$1,514,424	$273,671
December 31, 2006	273,671	—	1,242,160	1,188,278	327,553
December 31, 2007	327,553	—	1,159,751	1,272,427	214,877

Incentive Program Allowances

Under the advertiser incentive program, the Company grants advertisers with account credits depending upon the individual amounts or prepayments made. The incentive program allowance is determined based upon historical rate of incentives earned and used by advertisers compared to the related revenues recognized by the Company. The costs related to the incentives are comprised primarily of user acquisition costs and other costs as denoted in Note 1(i)—“Revenue Recognition”. These costs are expensed as incurred in accordance with Emerging Issues Task Force (EITF) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Revenue is recognized based upon the total estimated click-throughs to be delivered, which includes incentive credits to be provided to advertisers.

The advertiser credit and incentive program allowance balances are included in accrued expenses and other current liabilities and amounted to $246,000 and $97,000 as of December 31, 2006 and 2007, respectively.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(i) Revenue Recognition

The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2005	2006	2007
Proprietary Traffic Sources	$27,063,459	$47,735,446	$50,005,433
Partner and Other Revenue Sources	67,932,388	80,024,029	89,385,226

Total Revenue	$94,995,847	$127,759,475	$139,390,659

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

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, and other targeted Web-based content. The Company generates revenue upon delivery of qualified and reported click-throughs or phone calls to the Company’s advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their online user traffic. Other revenues include the Company’s pay-per-phone-call and call-tracking services, bid management services, natural search optimization services and outsourced search marketing platforms.

The Company’s primary sources of revenue are the performance-based advertising services, which include pay-per-click services, pay-per-phone-call, cost-per-action services and feed management services. These primary sources amounted to greater than 87% of revenue for the years ended December 31, 2005, 2006 and 2007. The secondary sources of revenue are bid management services, natural search optimization services, and outsourced search marketing platforms. These secondary sources amounted to less than 13% of revenue for the years ended December 31, 2005, 2006 and 2007. The Company has no barter transactions.

The Company recognizes revenue upon the completion of its performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

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

In providing pay-per-click and pay-per-phone-call advertising services, the Company generates revenue upon delivery of qualified and reported click-throughs or phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each click-through or phone call, which occurs when an online user clicks on or makes a phone call based on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within the Company’s distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, our portfolio of owned Web sites and other targeted Web-based content. The Company also generates revenue from cost-per-action services, which occurs when the online user is redirected from one of the Company’s Web sites or a third-party Web site in our distribution network to a advertiser Web site and completes the specified action, such as when a phone number is provisioned or a call is placed.

In providing contextual targeting services, advertisers purchase keywords or keyword strings, based on an amount they choose for a targeted placement on vertically-focused Web sites or specific pages of a Web site that are specific to their products or services and their marketing objectives. The contextual results distributed by our services are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the advertisement and the relevance of the advertisement, which is dictated by historical click-through rates. Advertisers pay us when a click-through occurs on their advertisement.

In providing feed management services, advertisers pay for their Web pages and product databases to be crawled, or searched, and included in search engine, directory and product shopping engine results within our distribution network. Generally, the feed management listings are presented in a different section of the Web page than the pay-per-click listings. For this service, revenue is generated when an online user clicks on a feed management listing from search engine, directory or product shopping engine results. Each click-through on an advertisement listing represents a completed transaction for which the advertiser pays for on a per-click basis. The placement of a feed management result is largely determined by its relevancy, as determined by the distribution partner.

Advertisers pay the Company additional fees for services such as bid management and natural search engine optimization. Advertisers generally pay the Company on a click-through basis, although in certain cases the Company receives a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select advertisers. The Company may also charge initial set-up, account, service or inclusion fees as part of its services.

Banner advertising revenue may be based on a fixed fee per click and is generated and recognized on click-through activity. In other cases, banner payment terms are volume-based with revenue generated and recognized when impressions are delivered.

Non-refundable account set-up fees are paid by advertisers and are recognized ratably over the longer of the term of the contract or the average expected advertiser relationship period, which generally ranges from twelve months to more than two years. Other account and service fees are recognized in the month or period the account fee or services relate to.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Other inclusion fees are generally associated with monthly or annual subscription-based services where a advertiser pays a fixed amount to be included in our index of listings or our distribution partners’ index of listings. Revenues from these subscription arrangements are recognized ratably over the service period.

The Company generates revenue from super-aggregator partners and publishers utilizing its web-based technologies. The Company is paid a management or agency fee based on the total amount of the purchase made by the advertiser. The partners or publishers engage the advertisers and are the primary obligor, and the Company, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method.

The Company enters into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our advertisers. The Company generally pays distribution partners based on a percentage of revenue or a fixed amount per click-through on these listings. The Company acts as the primary obligor with the advertiser for revenue click-through transactions and is responsible for the fulfillment of services. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the revenue derived from advertisers is reported gross based upon the amounts received from the advertiser. The Company also recognizes revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, the Company purchases listings on behalf of advertisers from search engines, directories and other Web-based content providers. The Company is paid an agency fee based on the total amount of the purchases made on behalf of these advertisers. Under these agreements, the advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. The Company recognizes revenue from certain web publisher agreements utilizing the Company’s web-based technologies under the net revenue recognition method. The web publishers engage the advertisers and are the primary obligor, and the Company, in certain instances, is only financially liable to the publishers in the Company’s capacity as a collection agency for the amount collected from the advertisers.

We apply EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21), to account for revenue arrangements with multiple deliverables. EITF No. 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities.

(j) Service Costs

The largest component of the Company’s service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their online user traffic. The Company enters into agreements of varying durations with distribution partners that integrate the Company’s services into their Web sites and indexes. The primary payment structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per click-through. Other payment structures that to a lesser degree exist include: 1) fixed payments, based on a guaranteed minimum amount of usage delivered, 2) variable payments based on a specified metric, such as number of paid click-throughs, and 3) a combination arrangement with both fixed and variable amounts that may be paid in advance.

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

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and search marketing services, maintaining the Company’s Web site, credit card processing fees, network costs and fees paid to outside service providers that provide the Company’s paid listings and customer services. Customer service and other costs associated with serving the Company’s search results and maintaining the Company’s Web site include depreciation of Web site, network equipment and internally developed software, co-location charges of the Company’s Web site equipment, bandwidth, software license fees, salaries of related personnel, stock-based compensation and amortization of intangible assets. Other service costs include license fees, the amortization of the purchase cost of domain names, the costs incurred for the renewal of the domain name registration, impairment charges for the domain name intangible assets, and telecommunication costs, including the provisioning of telephone numbers for providing pay-per-phone-call services.

(k) Advertising Expenses

Advertising costs are expensed as incurred and include Internet-based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing. Internet-based advertising is concentrated primarily with three providers. The amounts for online and related outside marketing activities were approximately $4.2 million, $13.6 million and $17.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

(n) Stock-Based Compensation

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 (FIN 44) issued in March 2000, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company elected to apply the intrinsic value-based method of accounting described above for options granted to employees, and adopted the disclosure requirements of SFAS 123.

Prior to January 1, 2006, the Company recognized compensation expense over the vesting period utilizing the accelerated methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28).

The Company accounted for non-employee stock-based compensation in accordance with SFAS 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-R, Share-Based Payment (SFAS 123R), which replaced SFAS 123 and APB 25. The adoption of SFAS 123R had a material impact on the Company’s consolidated financial statements. See Note 6(c)—“Stock Option Plan” for further information regarding the Company’s adoption of SFAS 123R, including pro forma disclosure for the prior period as if the Company recorded stock-based compensation expense on a fair value basis estimated in accordance with the pro forma provisions of SFAS 123.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment (SAB 107) relating to application of SFAS 123R. In accordance with SAB 107, the Company no longer presents stock-based compensation separately on the consolidated statements of operations but presents stock-based compensation in the same lines as compensation paid to the same individuals.

(o) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for advertiser credits and the incentive program allowance, accrued facility relocation, useful lives for property and equipment, intangible assets, the fair-value of the Company’s common stock and stock option awards, the fair value of the Company’s convertible preferred stock and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

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

A substantial majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. If the Company does not add new distribution partners, renew its current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if its distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. In addition, several of these distribution partners may be considered potential competitors.

The percentage of revenue earned from advertisers supplied by distribution partners representing more than 10% of consolidated revenue is as follows:

	Years ended December 31,
	2005	2006	2007
Distribution Partner A	11%	7%	7%

Distribution Partner A is also an advertiser who represented approximately 23%, 29% and 31% of revenue for the years ended December 31, 2005, 2006 and 2007, and approximately 51% and 24% of the outstanding accounts receivable balance at December 31, 2006 and 2007, respectively. There was one other additional advertiser in 2007 that represented approximately 21% of the outstanding accounts receivable balance at December 31, 2007.

(q) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For all periods presented the Company operated as a single segment. The Company operates in a single operating segment principally in domestic markets providing Internet transaction services to enterprises.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various activities involving the Internet.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Revenues by geographic region are as follows (in percentages):

	Years ended December 31,
	2005	2006	2007
United States	90%	92%	97%
Canada	3%	2%	1%
Other countries	7%	6%	2%

	100%	100%	100%

(r) Net Income (Loss) Per Share

The Company’s basic and diluted net income (loss) per share is presented for years ended December 31, 2005, 2006 and 2007. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the year.

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the years ended:

	Years ended December 31,
	2005	2006	2007
Numerator:
Net income (loss) before cumulative effect of change in accounting principle	$3,907,806	$(594,978)	$(1,505,268)
Cumulative effect of change in accounting principle, net of tax	—	151,341	—
Convertible preferred stock dividends and conversion payment	(2,405,780)	(2,563,793)	(68,720)
Discount on redemption of preferred stock	—	5,761,134	163,868

Net income (loss) applicable to common stockholders, as reported	$1,502,026	$2,753,704	$(1,410,120)

Denominator:
Weighted average number of shares outstanding excluding unvested common shares subject to repurchase or cancellation	34,564,790	38,261,884	38,937,697

Basic net income (loss) per share applicable to common stockholders	$0.04	$0.07	$(0.04)

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table reconciles the Company’s reported net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the years ended:

	Years ended December 31,
	2005	2006	2007
Numerator:
Net income (loss) before cumulative effect of change in accounting principle	$3,907,806	$(594,978)	$(1,505,268)
Cumulative effect of change in accounting principle, net of tax	—	151,341	—
Convertible preferred stock dividends and conversion payment	(2,405,780)	(2,563,793)	(68,720)
Discount on redemption of preferred stock and convertible preferred stock dividends on redeemed preferred stock	—	1,376,080	163,868

Net income (loss) applicable to common stockholders to compute diluted net income (loss) per share	$1,502,026	$(1,631,350)	$(1,410,120)

Denominator:
Weighted average number of common shares outstanding excluding unvested common shares subject to repurchase or cancellation	34,564,790	38,261,884	38,937,697
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	2,342,843	—	—
Weighted average number of shares from assumed conversion of preferred stock redeemed	—	1,238,239	—

Weighted average number of shares to calculate diluted net income (loss) per share applicable	36,907,633	39,500,123	38,937,697

Diluted net income (loss) per share applicable to common stockholders	$0.04	$(0.04)	$(0.04)

For the year ended December 31, 2005, the net income applicable to common stockholders used in computing basic net income applicable to common stockholders included preferred stock dividends related to the 4.75% convertible exchangeable preferred stock issued in February 2005 in connection with the Company’s follow-on offering. Net income applicable to common stockholders used in computing basic net income per share was the same for computing diluted net income per share.

For the year ended December 31, 2006, the net income (loss) applicable to common stockholders used in computing basic net income per share applicable to common stockholders included the cumulative effect of change in accounting principle, net of tax, related to the adoption of SFAS 123R, preferred stock dividends for the year, the conversion payment of approximately $970,000 related to the conversion of 80,848 preferred shares of the Company’s 4.75% convertible exchangeable preferred stock in March 2006, and the discount on the redemption of 132,379 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $5.8 million in December 2006. The diluted net loss applicable to common stockholders excluded the discount on the preferred stock redemption and the convertible stock dividends paid during the year on the redeemed shares. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $26.0 million. The weighted average number of shares to calculate the diluted net loss per share includes the weighted average number of shares from the assumed conversion of the redeemed preferred stock.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2007, the net loss applicable to common stockholders used in computing basic net loss per share applicable to common stockholders included the preferred stock dividends for the year and the discount on the preferred stock redemption and the convertible stock dividends paid during the year on the redeemed shares. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•

For the years ended December 31, 2005, 2006 and 2007, 2,300,867, 99,571 and 64,915 shares issuable upon conversion of 225,485, 9,758 and 6,024 of preferred shares outstanding at December 31, 2005, 2006 and 2007, respectively, of the Company’s 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering;

•

For the years ended December 31, 2005, 2006 and 2007, outstanding options to acquire 429,800, 5,660,403 and 4,872,788 shares, respectively, of Class B common stock with a weighted average exercise price of $19.51, $12.38 and $12.94 per share;

•	For the years ended December 31, 2006 and 2007, warrants to acquire 6,500 shares of Class B common stock at an exercise price equal to $8.45 per share; and

•

For the years ended December 31, 2006 and 2007, 252,466 and 3,240,268 shares, respectively, of unvested Class B restricted common shares issued in connection to employees and in connection with acquisitions. These shares were for future services that vest over periods ranging from two and one-half to six years. Additionally, these unvested shares were excluded from the computation of basic net loss per share.

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

(t) Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 is effective for the Company on January 1, 2008. In February 2008, the FASB issued a FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the effect that SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company on January 1, 2008. The Company has not yet determined if it will elect to apply any of the provisions of SFAS 159, but the adoption of SFAS 159, is not expected to have a material impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill in the acquiree. The pronouncement also provides for disclosures to enable uses of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company on January 1, 2009. The Company is in the process of evaluating the effect that SFAS 141R will have on its financial statements.

(2) Related Party Transactions

In July 2004, the Company acquired goClick from its sole stockholder. In connection with the acquisition, the Company entered into a consulting agreement with the former stockholder. The former stockholder is also a distribution partner for the Company and through this entity provided customer and colocation services to the Company. The amounts in relation to these transactions follow:

	Years ended December 31,
	2005	2006	2007
Consulting services	$16,000	$3,500	$—
Distribution partner	17,462	13,637	7,579
Customer support and colocation services	3,217	—	—

Total	$36,679	$17,137	$7,579

Due to former sole stockholder	$31,785	$35,460	$34,842

(3) Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2006	2007
Computer and other related equipment	$4,330,528	$5,914,195
Purchased and internally developed software	6,215,940	7,359,058
Furniture and fixtures	287,962	371,777
Leasehold improvements	128,512	222,545

	10,962,942	13,867,575
Less: accumulated depreciation and amortization	(3,682,867)	(6,509,672)

Property and equipment, net	$7,280,075	$7,357,903

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.9 million and $192,000 of internally developed software costs that had not commenced amortization as of December 31, 2006 and 2007, respectively.

Depreciation and amortization expense incurred by the Company was approximately $896,000, $1.9 million, and $3.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

(4) Commitments

The Company has commitments for future payments related to office facilities leases, equipment and furniture leases, and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2010. The equipment and furniture leases are financed through capital lease arrangements and are included in property and equipment and the related depreciation is recorded as depreciation expense. The Company also has other contractual obligations expiring over varying time periods through 2012. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other service providers. Future minimum payments are as follows:

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2008	56,602	1,408,460	1,048,567	2,513,629
2009	45,125	1,110,524	175,575	1,331,224
2010	7,695	169,294	40,428	217,417
2011	—	—	29,028	29,028
2012	—	—	14,514	14,514

Total minimum payments	$109,422	$2,688,278	$1,308,112	$4,105,812

Less: amounts representing interest	(16,539)

Present value of lease obligation	92,883
Less: current portion	(43,828)

Long-term portion	$49,055

Rent expense incurred by the Company was approximately $795,000, $1.0 million, and $1.2 million for the years ended December 31, 2005, 2006 and 2007, respectively.

In April 2007, the Company subleased one of its office locations. In connection with the sublease, the Company recognized approximately $121,000 for the estimated future obligations of non-cancelable lease and other costs related to the office during the year ended December 31, 2007. The portion related to the non-cancelable lease is based on estimates of vacancy periods and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, the estimates may be adjusted in future periods. As of December 31, 2007, the remaining accrual was $16,000.

In connection with the closing of the Name Development asset acquisition, the Company entered into (i) a new master agreement with an advertising partner with respect to the Company’s advertising business, and (ii) a license agreement with the same partner with respect to certain of the partner’s patents, pursuant to which the Company paid $4.5 million in an upfront payment (and an additional $674,000 in certain circumstances) and a contingent royalty based upon a discounted rate of 3% (3.75% under certain circumstances) of certain of the

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Company’s gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs. In August 2007, the Company entered into a new master agreement with the advertising partner which expires June 2009 and terminates and supersedes the February 2005 master agreement, except for the royalty provisions which are still in effect.

(5) Income Taxes

The components of income (loss) before provision for income taxes consist of the following:

	Years ended December 31,
	2005	2006	2007
United States	$6,828,269	$3,695,223	$(352,432)
Foreign	—	—	(192,435)

Income (loss) before provision for income taxes	$6,828,269	$3,695,223	$(544,867)

The provision for income taxes for the Company consists of the following:

	Years ended December 31,
	2005	2006	2007
Current provision
Federal	$2,011,035	$4,576,261	$3,145,951
State	393,726	224,711	145,491
Deferred provision
Federal	(2,512,761)	(2,929,322)	(4,998,183)
State	(177,703)	(154,711)	(185,811)
Foreign	—	—	(15,380)
Tax expense of equity adjustment for stock option exercise	3,197,684	2,564,829	2,765,259
Other	8,482	8,433	103,074

Total income tax provision	$2,920,463	$4,290,201	$960,401

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rates of 34%, 34.3%, and 34% for 2005, 2006, and 2007 respectively, to income (loss) before provision for income taxes as a result of the following:

	Years ended December 31,
	2005	2006	2007
Income tax expense (benefit) at U.S. statutory rate	$2,321,611	$1,266,271	$(185,255)
State taxes, net of federal benefit	193,732	34,681	(3,381)
Non-deductible stock compensation	341,220	2,975,504	999,723
Effect of non-U.S. operations	—	—	(15,380)
Other non-deductible expenses	63,900	13,745	164,694

Total income tax provision	$2,920,463	$4,290,201	$960,401

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2006	2007
Deferred tax assets:
Accrued liabilities not currently deductible	$636,320	$735,109
Intangible assets-excess of financial statement over tax amortization	8,599,982	14,296,443
Stock-based compensation	1,742,016	3,775,443
Deferred revenue	54,394	218,740
Start-up costs not currently deductible	20,210	8,479
State net operating losses	1,032,894	1,651,784

Gross deferred tax assets	12,085,816	20,685,997
Valuation allowance	(1,032,894)	(1,651,784)

Net deferred tax assets	11,052,922	19,034,214

Deferred tax liabilities:
Goodwill not amortized for financial reporting	6,374,906	9,666,537
Excess of tax over financial statement depreciation	1,562,610	1,020,767
Other	—	32,130

Total deferred tax liabilities	7,937,516	10,719,434

Net deferred tax assets	$3,115,406	$8,314,780

At December 31, 2006 and 2007, the Company had federal net operating loss carryforwards of approximately $1.7 million which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of net operating loss (NOL) and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

At December 31, 2006 and 2007, the Company has certain tax effected state net operating loss carryforwards of approximately $1.0 million and $1.7 million, respectively. The Company does not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, the Company has recorded a 100% valuation allowance on the state net operating loss carryforwards as of December 31, 2006 and 2007. The change in the valuation allowance in 2007 was approximately $619,000.

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

On July 27, 2005, in connection with the purchase accounting for the acquisition of the IndustryBrains, the Company recorded net deferred tax liabilities of approximately $2.9 million, relating to the difference in the book

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

basis and tax basis of its assets and liabilities. Approximately $2.9 million of this net deferred tax liability related to the book basis versus tax basis of the indentified intangible assets in the acquisition totaling approximately $8.1 million.

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

On September 19, 2007, in connection with the purchase accounting for the VoiceStar acquisition, the Company recorded approximately $9.1 million in goodwill and $4.4 million of intangible assets that are deductible over 15 years for federal tax purposes.

The Company has recorded a deferred tax asset for stock-based compensation recorded on unexercised non-qualified stock options and certain restricted shares. The ultimate realization of this asset is dependent upon the fair value of the Company’s stock when the options are exercised.

Although realization is not assured, the Company believes it is more likely than not, based on its operating performance and projections of future taxable income, that the Company’s net deferred tax assets, excluding certain state net operating carryforwards, will be realized. In determining that it was more likely than not that the Company would realize the deferred tax assets, factors considered included, historical taxable income, historical trends related to advertiser usage rates and projected revenues and expenses. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

During the years ended December 31, 2005, 2006 and 2007, as a result of a tax deduction from stock option exercises, the Company recognized a tax-effected benefit of approximately $3.2 million, $2.6 million and $2.8 million, respectively, which was recorded as a credit to stockholders’ equity.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company did not have any material amounts of unrecognized tax benefits as of the adoption date and as of December 31, 2007. Also, the Company did not have any material amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2003 are within the statue of limitations and remain subject to examination.

(6) Stockholders’ Equity

(a) Common Stock and Authorized Capital

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

In connection with the Company’s initial public offering in March 2004, the underwriters were granted warrants, exercisable for a four-year period commencing one year after the offering date, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. During 2005, the Company issued 62,551 of Class B common stock upon the exercise of these warrants. As of December 31, 2006 and 2007, approximately 6,500 warrants remained unexercised.

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

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the year ended December 31, 2007, the Company repurchased approximately 2.2 million shares of Class B common stock for $22.1 million under this repurchase program. In 2008, the Company has repurchased shares of Class B common stock for a total cash expenditure of approximately $6.5 million.

In February 2008, the Company’s board of directors authorized the retirement of 2.2 million shares of the Company’s Class B common stock, all of which had been repurchased by the Company and was classified as treasury stock on the consolidated balance sheet at December 31, 2007.

During 2006 and 2007, the Company’s board of directors declared the following quarterly dividends on the Company’s Class A common stock and Class B common stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
November 2006	$0.02	February 2, 2007	$832	February 15, 2007
April 2007	$0.02	May 4, 2007	$840	May 15, 2007
July 2007	$0.02	August 3, 2007	$828	August 15, 2007
October 2007	$0.02	November 2, 2007	$804	November 15, 2007

In January 2008, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on its Class A common stock and Class B common stock which was paid on February 15, 2008 to the holders of record as of the close of business on February 4, 2008. This quarterly dividend totaled approximately $822,000. The Company expects that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.2 million. There can be no assurance that the Company will continue to pay dividends at such a rate or at all.

(b) Convertible Preferred Stock

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During 2006 and 2007, the Company’s board of directors declared the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2006	$2.97	February 4, 2006	$662	February 15, 2006
April 2006	$2.97	May 4, 2006	$422	May 15, 2006
July 2006	$2.97	August 4, 2006	$422	August 15, 2006
October 2006	$2.97	November 4, 2006	$422	November 15, 2006
January 2007	$2.97	February 2, 2007	$21	February 15, 2007
April 2007	$2.97	May 4, 2007	$18	May 15, 2007
July 2007	$2.97	August 3, 2007	$18	August 15, 2007
October 2007	$2.97	November 2, 2007	$18	November 15, 2007

In January 2008, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which was paid on February 15, 2008 to the holders of record as of the close of business on February 4, 2008. This quarterly dividend totaled approximately $16,000.

The preferred stock is convertible at the option of the holder at any time into shares of the Company’s Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. During 2005, approximately 4,515 shares of preferred stock were converted at the option of the holders into approximately 46,071 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In January 2006, approximately 2,500 shares of preferred stock were converted at the option of the holders into approximately 25,510 shares of the Company’s Class B common stock at a conversion price of $24.50 per share. In March 2006, the Company entered into privately negotiated and unsolicited transactions with certain holders of the preferred stock in which such holders converted 80,848 shares of the Company’s preferred stock into the Company’s Class B common stock for 824,980 shares of Class B common stock at a conversion rate of $24.50 per share and received cash payments from the Company of $12.00 per share of preferred stock for an aggregate amount of approximately $970,000. The $970,000 is reflected as preferred stock dividends in the Company’s financial statements. In December 2006, the Company repurchased an aggregate of 132,379 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions), representing a total cash expenditure of approximately $26.0 million. In 2007, the Company repurchased an additional 3,734 shares of preferred stock for a total cash expenditure of $732,000. In 2008, the Company repurchased an additional 600 shares of preferred stock for a total cash expenditure of $118,000. At March 6, 2008, approximately 5,424 of the convertible preferred shares remain outstanding.

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

The preferred stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on February 15, 2006 for the Company’s 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right at December 31, 2006 and 2007. The Debentures, if issued, will mature 25 years after the exchange date.

The preferred stock has no maturity date and no voting rights prior to conversion into shares of Class B common stock, except under limited circumstances.

(c) Stock Option Plan

The Company’s stock incentive plan, as amended to date (the “Plan”) allows for grants of both stock option and restricted stock awards to employees, officers, non-employee directors, and consultants and such options may be designated as incentive or non-qualified stock options at the discretion of the Plan’s Administrative Committee. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock and provides for the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 8,000,000 shares. Annual increases are to be added on the first day of each fiscal year beginning on January 1, 2004 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company). As a result of this provision, the authorized number of shares available under this Plan was increased by 1,274,948 to 6,288,901 on January 1, 2005 and by 1,972,526 to 8,261,427 on January 1, 2006, and by 1,969,742 to 10,231,169 on January 1, 2007 and by 2,049,352 to 12,280,521 on January 1, 2008. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4 year period.

The Company did not grant any options with exercise prices less than the then current market value during 2005, 2006 and 2007.

SFAS 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Through December 31, 2005, the Company applied the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations including FIN 44 issued in March 2000, to account for its employee stock options and restricted stock grants. Under this method, employee compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. The Company began applying SFAS 123R as of January 1, 2006, using the modified prospective application method. As a result, the Company’s consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards estimated in accordance with the pro forma provisions of SFAS 123. Under the modified prospective application method, the Company’s consolidated financial statements for periods prior to the first quarter of 2006 have not been restated. Upon adoption of SFAS 123R, the Company recognized a one-time gain from the cumulative effect of a change in accounting principle, net of tax, of $151,000 based on SFAS 123R’s

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company had recorded forfeitures as incurred.

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

Prior to adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating inflows in the consolidated statements of cash flows, in accordance with the provisions of the EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit related to stock options” on the consolidated statement of cash flows.

The per share fair value of stock options granted during years ended December 31, 2005, 2006 and 2007 was determined on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2005	2006	2007
Expected life (in years)	4.0	4.0	4.0
Risk-free interest rate	3.69% to 4.36%	4.60% to 5.12%	3.26% to 4.91%
Expected volatility	58% to 61%	53% to 58%	52%
Weighted average expected volatility	59%	56%	52%
Expected dividend yield	0%	0% to 0.6%	0.6%

For years ended December 31, 2005, 2006 and 2007, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. Through the period ending September 30, 2006, the Company had never paid any cash dividends on the Company’s Class B common stock. Accordingly, through the period ended September 30, 2006, the Company used an expected dividend yield of zero. Beginning in the fourth quarter of 2006 and for the year ended December 31, 2007, the Company used an expected annual dividend yield of 0.6%, in consideration of the Company’s common stock dividend payments which commenced in 2007.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock option activity during the period indicated is as follows:

	Options/ Awards available for grant	Number of options outstanding	Weighted average exercise price of options outstanding	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2004	444,761	4,409,568	$6.06	8.82	$65,891,682
Increase to option pool January 1, 2005	1,274,948	—
Options granted	(1,959,225)	1,959,225	16.47
Options exercised	—	(618,336)	3.20
Options cancelled	335,525	(335,525)	11.92

Balance at December 31, 2005	96,009	5,414,932	9.79	8.45	$68,779,953
Increase to option pool January 1, 2006	1,972,526	—
Options granted	(1,790,725)	1,790,727	17.90
Options exercised	—	(657,087)	3.56
Options cancelled	866,390	(866,390)	14.04
Options forfeited	21,777	(21,777)	10.26

Balance at December 31, 2006	1,165,977	5,660,405	12.38	8.08	$18,124,479
Increase to option pool January 1, 2007	1,969,742	—
Options granted	(1,314,300)	1,314,300	11.02
Restricted stock granted to employees	(2,512,000)	—
Options exercised	—	(1,018,779)	3.61
Options cancelled	808,606	(808,606)	16.00
Options forfeited	274,532	(274,532)	17.78

Balance at December 31, 2007	392,557	4,872,788	$12.94	7.61	$5,881,886

Options exercisable at December 31, 2007		2,127,329	$11.93	6.21	$4,872,022

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2007:

Options Outstanding				Options Exercisable
Range of exercise prices per share	Number Outstanding	Average remaining contractual life (in years)	Weighted Average Exercise price per share	Number exercisable	Weighted average exercise price per share
$ 0.75 – $ 3.00	410,928	4.84	2.82	410,928	2.82
$ 6.50 – $ 9.15	456,075	5.42	6.98	378,775	6.81
$ 9.23 – $12.75	1,381,587	8.59	10.81	299,239	12.32
$12.76 – $12.93	531,025	8.55	12.93	129,983	12.93
$13.02 – $15.52	762,579	7.90	14.86	290,411	15.17
$15.54 – $17.00	499,493	7.92	16.36	217,528	16.38
$17.05 – $21.27	386,562	7.36	18.81	200,561	18.80
$21.36 – $22.76	410,977	7.63	22.63	185,079	22.64
$23.28 – $25.13	33,562	6.79	23.99	14,825	24.00

	4,872,788	7.61	$12.94	2,127,329	$11.93

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2005	2006	2007
Weighted average fair value of options granted	$8.09	$8.47	$11.02
Intrinsic value of options exercised	$9,685,000	$9,526,000	$10,286,000
Total fair value of restricted stock vested	$481,000	$2,475,000	$2,163,000

At December 31, 2007, there was $12.1 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.7 years.

During the years ended December 31, 2005, 2006, and 2007 gross proceeds recognized from the exercise of stock options was approximately $2.2 million, $2.3 million, and $3.7 million, respectively. The tax benefit realized from the exercise of options during the years ended December 31, 2005, 2006 and 2007 was approximately $3.2 million, $2.6 million, and $2.8 million, respectively.

Restricted stock activity for the years ended December 31, 2005, 2006 and 2007 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2004	72,288	$6.75
Granted	389,313	16.92
Vested	(44,808)	10.74
Canceled	(151,382)	13.84

Unvested at December 31, 2005	265,411	16.95
Granted	192,631	19.13
Vested	(141,384)	17.51
Canceled	(64,192)	16.98

Unvested at December 31, 2006	252,466	18.29
Granted	3,146,963	12.30
Vested	(119,344)	18.13
Canceled	(39,819)	21.31

Unvested at December 31, 2007	3,240,266	$12.44

The Company issues restricted stock to employees for future services and in connection with acquisitions. Prior to January 1, 2006, the Company amortized the stock-based compensation related to the restricted stock awards as compensation expense over the associated employment periods over which the shares vest in accordance with the accelerated vesting methodology under FIN 28. The graded vesting schedules generally range from 2.5 to 4 years. For all awards granted prior to January 1, 2006, the Company will continue amortizing the stock-based compensation related to the unvested stock awards as compensation expense over the associated employment periods over which the shares vest in accordance with the accelerated vesting methodology under FIN 28. Restricted shares issued January 1, 2006 and after will be accounted for under SFAS 123R using the straight-line method net of estimated forfeitures.

In October 2006, the compensation committee of the Company’s board of directors resolved to approve effective January 1, 2007 grants to certain executives of 2.3 million of restricted Class B common stock which

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

vest over a six year period. Stock-based compensation expense will be recognized over the vesting period of these grants.

As of December 31, 2007, there was $26.0 million of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 4.3 years. The total fair value of restricted stock awards vested during years ended December 31, 2005, 2006, and 2007 was $481,000, $2.5 million, and $2.2 million, respectively. The Company realized a tax benefit in the years ended December 31, 2005, 2006, and 2007 related to the vesting of restricted shares of approximately $271,000, $383,000, and $111,000, respectively.

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R and SFAS 123:

	Years ended December 31,
	2005	2006	2007
Stock-based compensation:
Total stock-based compensation included in net income (loss)	$1,972,000	$12,791,000	$10,309,000
Income tax benefit related to stock-based compensation included in net income (loss)	$383,000	$1,568,000	$2,628,000

In accordance with the methodology described in SFAS 123R, $151,000 of stock-based compensation expense related to stock options was capitalized as part of internally developed software during the year ended December 31, 2007.

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for stock-based compensation. The following table illustrates the effect on net income for the year ended December 31, 2005, if the fair-value-based method of SFAS 123 had been applied to all outstanding awards in the prior period.

Year ended December 31, 2005
Net income applicable to common stockholders:
As reported	$1,502,026
Add: stock based employee compensation expense included in reported net income, net of related tax effect	1,588,613
Deduct: stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(10,036,580)

Pro forma net loss applicable to common stockholders	$(6,945,941)

Net income (loss) per share applicable to common stockholders:
As reported (basic and diluted)	$0.04
Pro forma (basic and diluted)	$(0.20)

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

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 Employee Stock Purchase Plan to provide that effective January 1, 2006 eligible participants may purchase the Company’s Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period. During the year ended December 31, 2006, 4,486 shares were purchased at prices ranging from $12.71 to $18.28 per share. During the year ended December 31, 2007, 4,219 shares were purchased at prices ranging from $9.03 to $15.50 per share. At December 31, 2007, approximately 247,000 shares were available under the purchase plan for future issuance.

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

(8) 401(k) Savings Plan

The Company has a Retirement/Savings Plan (401(k) Plan) under Section 401(k) of the Internal Revenue Code which covers those employees that meet eligibility requirements. Eligible employees may contribute up to the Internal Revenue Code prescribed maximum amounts. Under the 401(k) Plan, management may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. No matching contributions have been made to date.

(9) Name Development Asset Acquisition

On February 14, 2005, the Company acquired substantially all of the assets of Name Development, a corporation operating in the direct navigation market, for purchase price consideration of $164.4 million in a combination of cash and equity. The Company accounted for the Name Development asset acquisition as a business combination. Under the terms of the agreement, the Company acquired certain assets of Name Development, including its portfolio of Internet domains and Web sites, revenue-generating contracts, technology and systems for the operation of the Name Development advertising services business. The Company did not assume any other obligations with respect to Name Development as part of this asset acquisition. As a result of the acquisition, the Company obtained a proprietary source of targeted traffic.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

of 250,000 Class B common shares were returned by the seller to the Company and reflected as a $5.0 million and $219,000 adjustment to goodwill and intangible assets, respectively, and the remaining balance in escrow was released to the seller. The share adjustment was based on the transaction per share value determined at acquisition.

The following summarizes the estimated fair value of the assets acquired:

Current assets	$45,808
Intangible assets	52,729,941
Goodwill	106,041,972

Total assets acquired	$158,817,721

The acquired intangible assets in the amount of $52.7 million have a weighted average useful life of approximately 4.4 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of a non-compete agreement with a value of approximately $5.7 million (2-year weighted-average useful life), domain names with a value of approximately $46.2 million (4.7-year weighted average useful life), and acquired technology with a value of approximately $800,000 (3-year weighted average useful life). The goodwill of $106.0 million and the acquired intangible assets with a value of $52.7 million are deductible over 15 years for federal tax purposes.

(10) Pike Street Industries Asset Acquisition

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The acquired intangible assets in the amount of $5.0 million have a weighted average useful life of approximately 3.4 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of non-compete agreements with a value of approximately $500,000 (3-year weighted-average useful life), domain names with a value of approximately $1.0 million (5-year weighted average useful life), advertiser customer base with a value of approximately $2.4 million (3-year weighted-average useful life) and acquired technology with a value of approximately $1.1 million (3-year weighted average useful life). The goodwill of $11.8 million and the acquired intangible assets with a value of $5.0 million are deductible over 15 years for federal tax purposes.

(11) IndustryBrains Acquisition

On July 27, 2005, the Company acquired IndustryBrains, a company focused on monetizing Web sites through contextual advertising solutions, for the following purchase price consideration:

•	$16.1 million in net cash and acquisition costs; plus

•	788,046 shares of Class B common stock; plus

•	176,909 shares of restricted Class B common stock that vest over a two and one-half years.

The Company accounted for the IndustryBrains acquisition as a business combination. As a result of the acquisition, the Company obtained technologies focused on contextual advertising solutions and a broader base of advertisers and distribution partners.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The acquired estimated intangible assets in the amount of $8.1 million have a weighted average useful life of approximately 2.8 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of non-compete agreements with a value of approximately $900,000 (2-year weighted-average useful life), domain names with a value of approximately $400,000 (1.5-year weighted average useful life), advertiser customer base with a value of approximately $3.1 million (3-year weighted-average useful life), distribution partner base of approximately $900,000 (3-year weighted-average useful life), and acquired technology with a value of approximately $2.8 million (3-year weighted average useful life). The goodwill of $25.0 million and the acquired intangible assets with a value of $8.1 million are not deductible for federal tax purposes.

(12) AreaConnect Asset Acquisition

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

The acquired intangible assets in the amount of $3.5 million have a weighted average useful life of approximately 2.6 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of a non-compete agreement with a value of approximately $400,000 (3-year weighted-average useful life), domain names with a value of approximately $20,000 (3-year weighted average useful life), advertiser customer base with a value of approximately $1.0 million (1.5-year weighted-average useful life) and acquired technology with a value of approximately $2.1 million (3-year weighted average useful life). The goodwill of $12.7 million and the acquired intangible assets with a value of $3.5 million are deductible over 15 years for federal tax purposes.

(13) Open List Asset Acquisition

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

The acquired intangible assets in the amount of $3.5 million have a weighted average useful life of approximately 3.1 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of non-compete agreements with a value of approximately $400,000 (2-year weighted-average useful life), domain names with a value of approximately $20,000 (3-year weighted average useful life), advertiser customer base with a value of approximately $900,000 (2.5-year weighted-average useful life) and acquired technology with a value of approximately $2.2 million (3.5-year weighted average useful life). The goodwill of $7.8 million and the acquired intangible assets with a value of $3.5 million are deductible over 15 years for federal tax purposes.

(14) VoiceStar Acquisition

On September 19, 2007, the Company acquired VoiceStar, a provider of call-based advertising services for local advertisers. The purchase price consideration consisted of:

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$462,376
Property and equipment	343,802
Intangible assets	4,374,000
Other non-current assets	107,278
Goodwill	9,109,267

Total assets acquired	14,396,723

Current liabilities	720,054
Non-current liabilities	71,327

Total liabilities assumed	791,381

Total net assets acquired	$13,605,342

To date the Company has conducted a preliminary analysis of the estimated fair value of the assets acquired from VoiceStar. The foregoing estimates related to the VoiceStar acquisition, may be subject to adjustment upon the completion of the Company’s final review and assessment of the fair value of the intangible assets included in the acquisition.

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

The acquired intangible assets in the amount of $4.4 million have a weighted average useful life of approximately 2.4 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of non-compete agreements with a value of approximately $460,000 (2-year weighted average useful life), domain trade names with a value of approximately $174,000 (2-year weighted average useful life), advertiser customer base with a value of approximately $2.4 million (2-year weighted average useful life) and patents and acquired technology with a value of approximately $1.3 million (3-year weighted average useful life). The goodwill of $9.1 million and the acquired intangible assets with a value of $4.4 million are deductible over 15 years for federal tax purposes.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(15) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser customer base	$8,900,000	$(4,980,251)	$3,919,749
Distribution partner base	3,100,000	(2,496,057)	603,943
Non-compete agreements	9,900,000	(8,484,192)	1,415,808
Trademarks/domains	44,557,779	(19,467,492)	25,090,287
Acquired technology	15,700,000	(9,994,217)	5,705,783

	$82,157,779	$(45,422,209)	$36,735,570

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser customer base	$11,340,000	$(8,071,418)	$3,268,582
Distribution partner base	3,100,000	(2,929,032)	170,968
Non-compete agreements	10,360,000	(9,652,939)	707,061
Trademarks/domains	42,783,611	(27,031,313)	15,752,298
Acquired technology	16,900,000	(13,001,678)	3,898,322

	$84,483,611	$(60,686,380)	$23,797,231

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Aggregate amortization expense incurred by the Company for the years ended December 31, 2005, 2006 and 2007, was approximately $18.4 million, $20.5 million and $16.9 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $14.0 million in 2008, $5.6 million in 2009, $2.7 million in 2010, $1.3 million in 2011 and $164,000 in 2012 and thereafter.

(16) Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows:

Balance as of December 31, 2005	$180,637,076
Name Development consideration adjustment	(372,560)
AreaConnect asset acquisition	12,648,882
Open List asset acquisition	7,833,629
Other	(8,929)

Balance as of December 31, 2006	200,738,098
Name Development consideration adjustment	(5,023,638)
VoiceStar acquisition	9,109,469
Other	(57,103)

Balance as of December 31, 2007	$204,766,826

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In 2006, a net amount of $357,000 was released from escrow in March 2006 in satisfaction of certain intangible asset indemnification obligations in the Name Development asset acquisition. This amount was reflected as an adjustment to goodwill.

In 2007, in satisfaction of certain intangible asset indemnification obligations, a net amount of 250,000 Class B common shares were returned by the seller in the Name Development asset acquisition to the Company and reflected as a $5.0 million and $219,000 adjustment to goodwill and intangible assets, respectively, and the remaining balance in escrow was released to the seller. The share adjustment was based on the transaction per share value determined at acquisition.

(17) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	As of December 31,
	2006	2007
Internet domain names	$14,458,880	$25,285,136
Less accumulated amortization	(5,061,457)	(8,980,143)

Other intangible assets, net	9,397,422	16,304,993
Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(2,414,541)	(3,700,255)

License fee, net	2,085,459	799,745
Restricted cash	800,000	75,000
Registration fees, net	819,373	—
Other	216,546	202,089

Total intangibles and other assets, net	$13,318,801	$17,381,827

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. During the year ended December 31, 2007, the Company acquired certain Spanish-language internet domain names for $10.0 million. These internet domain names will be amortized over their expected useful life on a straight-line basis. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $4.1 million in 2008, $3.3 million in 2009, $2.9 million in 2010, $2.4 million in 2011 and $3.6 million in 2012 and thereafter. There were domains held for sale valued at approximately $121,000 and $5,500 under prepaid expenses and other current assets as of December 31, 2006 and 2007, respectively, which are no longer being amortized.

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

(18) Pro Forma Results of Operations—AreaConnect, Open List and VoiceStar (Unaudited)

The following table presents pro forma results of operations for the year ended December 31, 2007 and 2006. The pro forma results of operations for the year ended December 31, 2007 are shown as if the VoiceStar

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

acquisition occurred as of January 1, 2007 and combine: (1) the historical results of operations of the Company for the year ended December 31, 2007; and (2) VoiceStar’s historical results of operations for the pre-acquisition period from January 1, 2007 to September 18, 2007. The pro forma results of operations for the year ended December 31, 2006 are shown as if the AreaConnect, Open List and VoiceStar acquisitions occurred as of January 1, 2006. The pro forma results of operations for the year ended December 31, 2006 combine: (1) the historical results of operations of the Company for the year ended December 31, 2006; and (2) AreaConnect’s historical results of operations for the pre-acquisition period from January 1, 2006 to April 30, 2006; (3) Open List’s historical results of operations for the pre-acquisition period from January 1, 2006 to May 25, 2006; and (4) VoiceStar’s pre-acquisition historical results of operations for the year ended December 31, 2006. The Company has used statutory rates in effect during the year ended December 31, 2006 and 2007 to calculate the tax effects of the pro forma adjustments in determining the pro forma results of operations for each of the periods presented.

	Years ended December 31,
	2006	2007
Revenue	$129,316,373	$141,066,371
Net loss	(4,861,181)	(3,733,315)
Net loss applicable to common stockholders	(1,663,840)	(3,638,167)
Net loss per share applicable to common stockholders:
Basic net loss per share	$(0.04)	$(0.09)
Diluted net loss per share	$(0.04)	$(0.09)

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

(b) Report of the registered public accounting firm

The report of KPMG LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Controls

During the quarter ended December 31, 2007, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2008 annual meeting of stockholders (the “2008 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2007.

Our Code of Ethics for our Chief Executive Officer and Senior Financial Officers is available on our website, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2006 and 2007;

•	Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2006 and 2007;

•	Consolidated Statements of Cash Flow for the years ended December 31, 2005, 2006 and 2007; and

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 10, 2008.

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

Signature	Date

/S/ RUSSELL C. HOROWITZ Russell C. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)	March 10, 2008

/S/ MICHAEL A. ARENDS Michael A. Arends Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008

/S/ JOHN KEISTER John Keister President, Chief Operating Officer and Director	March 10, 2008

/S/ DENNIS CLINE Dennis Cline Director	March 10, 2008

/S/ JONATHAN FRAM Jonathan Fram Director	March 10, 2008

Signature	Date

/S/ ANNE DEVEREUX Anne Devereux Director	March 10, 2008

/S/ NICOLAS J. HANAUER Nicolas J. Hanauer Vice Chairman and Director	March 10, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among the Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated as of July 21, 2004, by and among the Registrant, Project TPS, Inc., goClick.com, Inc and the Sole Stockholder of goClick.com, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004 and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and among the Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004 and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated as of April 26, 2005, by and among the Registrant, Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2006 and incorporated herein by reference).

2.6	Agreement and Plan of Merger, dated as of July 27, 2005, by and among the Registrant, Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2006 and incorporated herein by reference).

2.7	Asset Purchase Agreement, dated as of May 1, 2006, by and among the Registrant, MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2006 and incorporated herein by reference).

2.8	Asset Purchase Agreement, dated as of May 26, 2006, by and among the Registrant, MDNH, Inc., OpenList, Inc., Brian Harriman, the stockholders of OpenList, Inc., and with respect to the Articles VI and XI only, Brad Gerstner as stockholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2006 and incorporated herein by reference).

2.9	Cash Repurchase Agreement, dated as of December 5, 2006, by and between the Registrant and Piper Jaffray & Co (Filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2007 and incorporated herein by reference).

2.10	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Marchex, Inc., VoiceStar, Inc., and the Shareholders of VoiceStar, Inc (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2007 and incorporated herein by reference).

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of the Registrant (Filed with Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

3.3	Preferred Stock Certificate of Designations (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2005 and incorporated herein by reference; provided, however, that the Registrant does not incorporate by reference any information contained in, or exhibits submitted on, a Form 8-K that was expressly furnished and not filed).

3.4	By-laws of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (Filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004 and incorporated herein by reference).

4.2	Specimen stock certificate representing shares of 4.75% Convertible Exchangeable Preferred Stock of the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on February 4, 2005 and incorporated herein by reference).

4.3	Representative’s Warrant Agreement for Sanders Morris Harris Inc. (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

4.4	Representative’s Warrant Agreement for National Securities Corporation (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

4.5	Indenture (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on February 4, 2005 and incorporated herein by reference).

*10.1	Amended and Restated 2003 Stock Incentive Plan (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.2	Sublease Assignment and Assumption Agreement, dated as of January 18, 2003, by and between Marrch Holdings, LLC, the Registrant and Ecology and Environment, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.3	Office Lease, dated as of September 5, 2003, by and between the Registrant and Selig Real Estate Holdings Five (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.4	Sublease, dated as of March 13, 2000, by and between MyFamily.com, Inc. and ah-ha.com, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.5	Indenture of Lease, dated as of August 31, 2001, by and between A&A Properties, N.W., L.L.C. and Sitewise Marketing, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

Exhibit Number	Description of Document

10.6	Sublease, dated as of June 1, 2003, by and between Radiant Marketing Solutions, Inc., as sublessor, and Sitewise Marketing, Inc., as sublessee, and Jerry Wiant and Bruce Fabbri, as guarantors (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.7	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.8	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

*10.9	2004 Employee Stock Purchase Plan (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.10	Letter of Intent, dated as of February 11, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.11	Sublease, dated as of March 1, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.12	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.13	Sublease Agreement, dated September 9, 2004, by and between Registrant and G. Russell Knobel and Associates, Inc. (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004 and incorporated herein by reference).

10.14	Commercial Lease, entered into as of September 14, 2004, by and between Registrant and TrafficLeader, Inc. and A&A Properties Northwest (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004 and incorporated herein by reference).

10.15	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.16	Overture Master Agreement, effective February 14, 2005, by and between Overture Services, Inc., Overture Search Services (Ireland) Limited and MDNH, Inc. (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.17	Master Services Terms and Conditions for Agencies and Resellers, dated effective as of September 14, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

Exhibit Number	Description of Document

10.18	Amendment to the Master Services Terms and Conditions for Agencies and Resellers, dated as of November 23, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

*10.19	2004 Employee Stock Purchase Plan, as amended on December 8, 2005 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005 and incorporated herein by reference).

*10.20	Marchex, Inc. Annual Incentive Plan (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

*10.21	Form of Restricted Stock Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

*10.22	Form of Retention Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

10.23	YAHOO! Publisher Network Agreement # 1-8196149, effective July 1, 2007, by and between Overture Services, Inc. d/b/a YAHOO! Search Marketing, Overture Search Services (Ireland) Limited, MDNH, Inc., and MDNH International Ltd (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007 and incorporated herein by reference).

*10.24	Executive Employment Agreement effective as of August 1, 2007, by and between IndustryBrains, LLC, Marchex, Inc. and William Day (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007 and incorporated herein by reference).

++†10.25	Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC.

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K).

†31(i)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

†31(ii)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

†32.1	Certification of CEO pursuant to Section 1350.

†32.2	Certification of CFO pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
(++)	Confidential treatment has been requested with respect to portions of the agreement.