Form 10-Q
period 2008-03-31
MARCHEX INC
filed 2008-05-08
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 5, 2008
Class A common stock, par value $.01 per share	10,959,216
Class B common stock, par value $.01 per share	29,205,024

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2007	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$36,456,307	$34,452,286
Accounts receivable, net	18,307,386	19,817,306
Prepaid expenses and other current assets	2,118,390	2,758,491
Refundable taxes	1,693,695	982,856
Deferred tax assets	867,465	995,545

Total current assets	59,443,243	59,006,484
Property and equipment, net	7,357,903	7,199,607
Deferred tax assets	7,447,315	8,413,749
Intangible and other assets, net	17,381,827	16,044,512
Goodwill	204,766,826	204,787,040
Intangible assets from acquisitions, net	23,797,231	19,744,271

Total assets	$320,194,345	$315,195,663

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,625,779	$11,894,408
Accrued expenses and other current liabilities	3,668,342	4,473,307
Deferred revenue	2,906,379	2,736,998

Total current liabilities	18,200,500	19,104,713
Other non-current liabilities	105,370	87,876

Total liabilities	18,305,870	19,192,589
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	1,446,649	1,302,637
Class A common stock	113,717	112,217
Class B common stock	321,061	302,850
Treasury stock	(22,116,275)	(7,203,550)
Additional paid-in capital	329,835,529	310,463,575
Accumulated deficit	(7,712,206)	(8,974,655)

Total stockholders’ equity	301,888,475	296,003,074

Total liabilities and stockholders’ equity	$320,194,345	$315,195,663

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2007	2008
Revenue	$34,223,401	$37,042,327

Expenses:
Service costs (1), (2)	15,241,228	18,887,315
Sales and marketing (1), (2)	7,509,921	6,971,748
Product development (1), (2)	2,597,656	4,187,104
General and administrative (1), (2)	4,180,775	4,959,109
Amortization of intangible assets from acquisitions (3)	4,523,134	4,052,362

Total operating expenses	34,052,714	39,057,638
Gain on sales and disposals of intangible assets, net	32,264	144,691

Income (loss) from operations	202,951	(1,870,620)
Other income (expense):
Interest income	708,495	287,149
Interest expense	(1,792)	(3,324)
Other	5,284	501

Total other income, net	711,987	284,326

Income (loss) before provision for income taxes	914,938	(1,586,294)
Income tax expense (benefit)	473,788	(339,953)

Net income (loss)	441,150	(1,246,341)
Convertible preferred stock dividends and discount on preferred stock redemption, net	(106,548)	(10,888)

Net income (loss) applicable to common stockholders	$547,698	$(1,235,453)

Basic net income (loss) applicable to common stockholders	$0.01	$(0.03)
Diluted net income (loss) applicable to common stockholders	$0.01	$(0.03)
Shares used to calculate basic net income (loss) per share applicable to common stockholders	39,165,916	37,578,538
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	40,417,741	37,580,492

(1) Excludes amortization of intangible assets from acquisitions

(2) Includes stock-based compensation as follows:

Service costs	$118,535	$139,571
Sales and marketing	372,358	530,710
Product development	489,252	410,709
General and administrative	1,907,069	1,986,482

Total	$2,887,214	$3,067,472

(3) Components of amortization of intangible assets from acquisitions:

Service costs	$3,222,866	$3,379,029
Sales and marketing	715,000	548,333
General and administrative	585,268	125,000

Total	$4,523,134	$4,052,362

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$441,150	$(1,246,341)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	6,424,156	6,663,239
Facility relocation costs	—	4,635
Gain on sales of fixed assets, net	(5,284)	(501)
Gain on sales and disposals of intangible assets, net	(32,264)	(144,691)
Allowance for doubtful accounts and advertiser credits	(223,930)	638,095
Stock-based compensation	2,887,214	3,067,472
Deferred income taxes	(1,190,688)	(1,094,514)
Excess tax benefit related to stock options	(1,492,991)	(33,161)
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	3,355,244	(2,148,014)
Refundable taxes	1,172,938	779,561
Prepaid expenses, other current assets and restricted cash	1,036,845	(102,497)
Accounts payable	(105,379)	104,686
Accrued expenses and other current liabilities	181,826	344,367
Deferred revenue	32,926	(168,610)
Other non-current liabilities	(3,641)	(6,552)

Net cash provided by operating activities	12,478,122	6,657,174
Cash flows from investing activities:
Purchases of property and equipment	(1,584,057)	(898,976)
Cash paid, net of recoveries, for acquisitions	(375)	(110,792)
Proceeds from sales of property and equipment	17,794	19,619
Proceeds from sales of intangible assets	155,006	140,000
Purchases of intangibles and changes in other non-current assets	(93,775)	(27,182)

Net cash used in investing activities	(1,505,407)	(877,331)
Cash flows from financing activities:
Capital lease obligation principal payments	(3,536)	(10,771)
Excess tax benefit related to stock options	1,492,991	33,161
Preferred stock dividends	(20,591)	(16,109)
Repurchase of convertible preferred stock	(555,113)	(117,900)
Repurchase of Class B common stock for treasury stock	—	(7,202,621)
Common stock dividends payments	(831,973)	(821,827)
Proceeds from exercises of stock options	1,872,390	340,100
Proceeds from employee stock purchase plan	34,247	12,103

Net cash provided by (used in) financing activities	1,988,415	(7,783,864)

Net increase (decrease) in cash and cash equivalents	12,961,130	(2,004,021)
Cash and cash equivalents at beginning of period	46,105,827	36,456,307

Cash and cash equivalents at end of period	$59,066,957	$34,452,286

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other period. The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2007 and March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2008.

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

There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued a FASB Staff Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, the Company adopted the required provisions of SFAS 157 on January 1, 2008 and the remaining provisions will be adopted by the Company at the beginning of fiscal year 2009. The 2008 fiscal year adoption of the required provisions did not result in a material impact to the Company’s financial statements. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP SFAS 157-2 are currently being evaluated by the Company.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill in the acquiree. The pronouncement also provides for disclosures to enable uses of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company on January 1, 2009. The Company is in the process of evaluating the effect that SFAS 141R will have on its financial statements.

In April 2008, the FASB issued FSP SFAS 142, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP also adds additional disclosures to be included in financial statements. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact, if any, the FSP will have on its financial statements.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2007	2008
Proprietary Traffic Sources	$15,115,924	$14,667,358
Partner and Other Revenue Sources	19,107,477	22,374,969

Total Revenue	$34,223,401	$37,042,327

The Company’s proprietary traffic revenues are generated from the Company’s portfolio of owned Web sites which are monetized with pay-per-click, cost-per-action listings and graphical ad units that are relevant to the Web sites. When an online user navigates to one of the Company’s owned and operated Web sites and clicks on a particular listing or completes the specified action, the Company receives a fee.

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

Under SFAS 123R, the Company recognizes stock-based compensation expense using the straight-line method for all stock awards issued after January 1, 2006.

The per share fair value of stock options granted during the three months ended March 31, 2007 and 2008 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2007	2008
Expected life (in years)	4.0	4.0
Risk-free interest rate	4.54%	2.13%
Expected volatility	52%	54%
Expected dividend yield	0.6%	0.6%

Stock option activity during the three months ended March 31, 2008 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2007	4,872,788	$12.94	7.61	$5,881,886
Options granted	823,550	9.89
Options exercised	(84,550)	4.74
Options canceled	(158,945)	13.96
Options forfeited	(98,749)	15.75

Balance at March 31, 2008	5,354,094	$12.51	7.85	$4,381,501

Restricted stock activity during the three months ended March 31, 2008 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2007	3,240,266	$12.44
Granted	140,000	10.19
Vested	(185,590)	11.69

Unvested at March 31, 2008	3,194,676	$12.38

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R during the three months ended March 31, 2007 and 2008:

	Three months ended March 31,
	2007	2008
Total stock-based compensation included in net income (loss)	$2,887,000	$3,067,000
Income tax benefit related to stock-based compensation included in net income (loss)	$747,000	$847,000

(4)	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive net income (loss) per share excludes convertible stock dividends and discount on redemption of preferred stock and includes shares that the preferred stock is convertible into if the result is dilutive.

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended:

	Three months ended Marc 31,
	2007	2008
Numerator:
Net income (loss)	$441,150	$(1,246,341)
Convertible preferred stock dividends	(16,396)	(15,218)
Discount on redemption of preferred stock	122,944	26,106

Net income (loss) applicable to common stockholders	$547,698	$(1,235,453)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	39,165,916	37,578,538

Basic net income (loss) per share applicable to common stockholders	$0.01	$(0.03)

The following table reconciles the Company’s reported net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended:

	For the three months ended March 31,
	2007	2008
Numerator:
Net income (loss)	$441,150	$(1,246,341)
Convertible preferred stock dividends	(16,396)	(15,218)

Net income (loss) applicable to common stockholders	$424,754	$(1,261,559)

Denominator:
Weighted average number of common shares outstanding excluding unvested common shares subject to repurchase or cancellation	39,165,916	37,578,538

	For the three months ended March 31,
	2007	2008
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	1,250,221	—
Weighted average number of shares from assumed conversion of preferred stock redeemed	1,604	1,954

Weighted average number of shares to calculate diluted net income (loss) per share applicable	40,417,741	37,580,492

Diluted net income (loss) per share applicable to common stockholders	$0.01	$(0.03)

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

For the three months ended March 31, 2008, the net loss applicable to common stockholders used in computing basic net loss per share applicable to common stockholders included the preferred stock dividends and the discount on the redemption of 600 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $26,000. The diluted net loss applicable to common stockholders excluded the discount on the preferred stock redemption and any convertible stock dividends paid during the period on the redeemed shares. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $118,000. The weighted average number of shares used to calculate the diluted net loss per share includes the weighted average number of shares from the assumed conversion of the redeemed preferred stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•

For the three months ended March 31, 2007 and 2008, 72,450 shares and 55,436 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•

For the three months ended March 31, 2007, outstanding options to acquire 1,976,887 shares of Class B common stock with a weighted average exercise price of $10.12 per share and for the three months ended March 31, 2008, outstanding options to acquire 5,354,094 shares of Class B common stock with a weighted average exercise price of $12.51 per share.

•	For the three months ended March 31, 2008, warrants to acquire 6,500 shares of Class B common stock at an exercise price of $8.45.

•

For the three months ended March 31, 2008, 3,194,676 shares of unvested Class B restricted common shares at March 31, 2008 issued to employees in connection with acquisitions. Unvested shares were excluded from the computation of basic net loss per share.

(5)	Concentrations

The Company maintains substantially all of their cash and cash equivalents with one financial institution.

A majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors.

There were no distribution partners representing more than 10% of consolidated revenue for the three months ended March 31, 2007 and 2008.

There is one distribution partner who is also an advertiser that represented approximately 39% and 18% of revenue for the three months ended March 31, 2007 and 2008, respectively. This same advertiser represented approximately 24% and 20% of the outstanding accounts receivable balance at December 31, 2007 and March 31, 2008, respectively. There was one other advertiser that represented less than 10% of revenue for the three months ended March 31, 2007 and approximately 13% of revenue for the three months ended March 31, 2008. This advertiser represented approximately 21% and 22% of the outstanding receivable balance at December 31, 2007 and March 31, 2008, respectively.

(6)	Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For all periods presented the Company operated as a single segment. The Company operates in a single operating segment principally in domestic markets providing Internet advertiser transaction services to enterprises.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various activities involving the Internet.

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2007	2008
United States	97%	98%
Canada	1%	less than 1%
Other countries	2%	2%

	100%	100%

(7)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2007	March 31, 2008
Computer and other related equipment	$5,914,195	$6,950,177
Purchased and internally developed software	7,359,058	7,190,951
Furniture and fixtures	371,777	376,090
Leasehold improvements	222,545	237,723

	13,867,575	14,754,941
Less: accumulated depreciation and amortization	(6,509,672)	(7,555,334)

Property and equipment, net	$7,357,903	$7,199,607

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $192,000 and $0 of internally developed software costs that had not commenced amortization as of December 31, 2007 and March 31, 2008, respectively.

Depreciation and amortization expense incurred by the Company was approximately $777,000 and $1.0 million for the three months ended March 31, 2007 and 2008, respectively.

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

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2008	$42,045	$1,256,819	$960,682	$2,259,546
2009	45,125	1,471,140	334,575	1,850,840
2010	7,695	220,874	40,428	268,997
2011	—	12,973	29,028	42,001
2012	—	—	14,514	14,514

Total minimum payments	$94,865	$2,961,806	$1,379,227	$4,435,898
Less: amounts representing interest	(12,753)

Present value of lease obligation	82,112
Less: current portion	(44,769)

Long-term portion	$37,343

Rent expense incurred by the Company was approximately $319,000 and $330,000 for the three months ended March 31, 2007 and 2008, respectively.

(9)	Contingencies and Taxes

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

The Company did not have any material amounts of unrecognized tax benefits as of December 31, 2007 and March 31, 2008. Also, the Company did not have any material amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2003 are within the statue of limitations and remain subject to examination.

(10)	Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser customer base	$11,340,000	$(8,071,418)	$3,268,582
Distribution partner base	3,100,000	(2,929,032)	170,968
Non-compete agreements	10,360,000	(9,652,939)	707,061
Trademarks/domains	42,783,611	(27,031,313)	15,752,298
Acquired technology	16,900,000	(13,001,678)	3,898,322

	$84,483,611	$(60,686,380)	$23,797,231

	March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser customer base	$11,340,000	$(8,924,752)	$2,415,248
Distribution partner base	3,100,000	(3,004,032)	95,968
Non-compete agreements	10,360,000	(9,835,439)	524,561
Trademarks/domains	42,775,749	(29,175,895)	13,599,854
Acquired technology	16,900,000	(13,791,360)	3,108,640

	$84,475,749	$(64,731,478)	$19,744,271

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company for the three months ended March 31, 2007 and 2008, was approximately $4.5 million and $4.1 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $9.9 million for the remainder of 2008, $5.6 million in 2009, $2.7 million in 2010, $1.3 million in 2011, and $165,000 in 2012 and thereafter.

(11)	Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

Balance as of December 31, 2007	$204,766,826
VoiceStar acquisition adjustment	30,000
Other	(9,786)

Balance as of March 31, 2008	$204,787,040

(12)	Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2007	March 31, 2008
Internet domain names	$25,285,136	$25,311,220
Less accumulated amortization	(8,980,143)	(10,108,033)

Other intangible assets, net	16,304,993	15,203,187
Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(3,700,255)	(4,021,683)

License fee, net	799,745	478,317
Restricted cash	75,000	75,000
Other	202,089	288,008

Total intangibles and other assets, net	$17,381,827	$16,044,512

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

Amortization expense for internet domain names for the three months ended March 31, 2007 and 2008, was approximately $688,000 and $1.1 million, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $2.9 million for the remainder of 2008, $3.3 million in 2009, $2.9 million in 2010, $2.4 million in 2011, and $3.7 million in 2012 and thereafter. There were domains held for sale valued at approximately $5,500 under prepaid expenses and other current assets as of December 31, 2007 and March 31, 2008, which are no longer being amortized.

(13)	Convertible Preferred Stock and Common Stock

During the three months ended March 31, 2008, the Company repurchased 600 shares of preferred stock for a total cash expenditure of approximately $118,000. The Company recorded a discount on the preferred stock redemption of approximately $26,000, during the three months ended March 31, 2008, which is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. The $26,000 was reflected as convertible preferred stock dividends and discount on preferred stock redemption, net in the Company’s consolidated statements of operations. Approximately 5,424 shares of preferred stock remain outstanding as of March 31, 2008.

In January 2008, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on the Company’s Class A common stock and Class B common stock and $2.97 per share on the Company’s 4.75% convertible exchangeable preferred stock which was paid on February 15, 2008 to the holders of record as of the close of business on February 4, 2008. The aggregate quarterly dividend paid was approximately $838,000, of which $822,000 was for the common stock dividend.

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the year ended December 31, 2007, the Company repurchased approximately 2.2 million shares of Class B common stock for $22.1 million under this repurchase program and was recorded as treasury stock in the consolidated balance sheet.

During the three months ended March 31, 2008, the Company’s board of directors approved the retirement of 2.2 million shares of treasury stock. The excess of purchase price over par value of $22.1 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

During the three months ended March 31, 2008, the Company repurchased 786,000 shares of Class B common stock for approximately $7.2 million at an average stock price of $9.17 per share. The repurchased shares have been recorded as treasury stock in the condensed consolidated balance sheet.

(14)	Subsequent Events

In April 2008, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock and $2.97 per share on the Company’s 4.75% convertible exchangeable preferred stock. The Company will pay these dividends on May 15, 2008 to the holders of record as of the close of business on May 2, 2008. We expect to pay approximately $822,000 for this quarterly dividend.

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility. The credit facility matures and all outstanding borrowings are due in April 2011. Interest on outstanding balances under the credit facility will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The credit agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of assets of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report in our Annual Report on Form 10-K for the year ended December 31, 2007 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We have a suite of technology-based products and services that facilitate and support the efficient and cost-effective marketing and selling of goods and services for local and national advertisers who want to sell their products online; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Local Content Network. We believe that our Local Content Network is a significant source of local information online. It includes more than 200,000 of our owned and operated Web sites focused on helping users find and make informed decisions about where to get local products and services. It features listings from more than 15 million local businesses in the U.S and more than 1.3 million expert and user-generated reviews on local businesses across more than 20,000 categories. The more than 200,000 Web sites in our network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as bostonmortgage.com, chicagodoctors.com, seattleautorepairs.com, and others. Traffic to our Local Content Network is primarily monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based ad units, banner advertising and sponsorships.

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

Acquisitions

We have completed the following acquisition since January 1, 2007 which has been accounted for as business combination.

VoiceStar

In September 2007, the Company acquired VoiceStar, Inc. (“VoiceStar”), a provider of call-based advertising services for local advertisers. The purchase price consideration consisted of:

•	$13.6 million in cash and acquisition costs; plus

•	634,963 shares of restricted Class B common stock that vest over a period of two and one-half years.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2007 and 2008.

Revenue

We currently generate revenue through our suite of services, including our Local Content Network, private-label local online advertising platform, pay-per-click advertising and related services, call-based advertising, search engine optimization consulting, feed management and bid management.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, pay-per-phone-call services, cost-per-action services and feed management services. These primary sources amounted to greater than 85% of our revenues in all periods presented. Our secondary sources of revenue are our bid campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 15% of our revenues in all periods presented. We have no barter transactions.

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

In providing feed management services, advertisers pay for their Web pages and product databases to be crawled, or searched, and included in search engine, directory and product shopping engine results within our distribution network. Generally, the feed management listings are presented in a different section of the Web page than the pay-per-click listings. For this service, revenue is generated when an online user clicks on a feed management listing from search engine, directory or product shopping engine results. Each click-through on an advertisement listing represents a completed transaction for which the advertiser pays on a per-click basis. The placement of a feed management result is largely determined by its relevancy, as determined by the distribution partner.

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

Other inclusion fees are generally associated with monthly or annual subscription-based services where an advertiser pays a fixed amount to be included in our index of listings or our distribution partners’ index of listings. Revenues from these subscription arrangements are recognized ratably over the service period.

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

Stock-Based Compensation

As of January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R) and account for stock-based compensation under the fair value method. As a result, stock-based compensation consists of the following:

•	all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date; and

•

the portion of previous share-based awards for which the requisite service was not rendered as of the adoption date, based on the grant-date estimated fair value of those awards estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations in accordance with SEC Accounting Bulletin No. 107, Share-based Payment.

Amortization of Intangible Assets from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets acquired in connection with our business acquisitions.

The intangible assets have been identified as:

•	non-competition agreements;

•	trade and Internet domain names;

•	distributor relationships;

•	advertising customer base relationships;

•	patents; and

•	acquired technology.

These assets are amortized over useful lives ranging from 12 to 84 months.

Provision for Income Taxes

For income tax purposes, we utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Although realization is not assured, we believe it is more likely than not, based on operating performance and projections of future taxable income, that our net deferred tax assets, excluding certain state net operating loss carryforwards, will be realized. In determining that it is more likely than not that we will realize the deferred tax assets, factors considered include: historical taxable income, historical trends related to advertiser usage rates and projected revenues and expenses. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets. From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

As of March 31, 2008, we had federal net operating loss (“NOL”) carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of March 31, 2008, we had certain tax effected state NOL carryforwards of approximately $2.4 million. We do not have a history of taxable income in the relevant state and the state NOL carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state NOL carryforwards as of March 31, 2008.

Convertible Preferred Stock

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

The Company’s board of directors declared the following quarterly dividends in 2007 and 2008 on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2007	$2.97	February 2, 2007	$21	February 15, 2007
April 2007	$2.97	May 4, 2007	$18	May 15, 2007
July 2007	$2.97	August 3, 2007	$18	August 15, 2007
October 2007	$2.97	November 2, 2007	$18	November 15, 2007
January 2008	$2.97	February 4, 2008	$16	February 15, 2008

In April 2008, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on May 15, 2008 to the holders of record as of the close of business on May 2, 2008. We expect to pay approximately $14,000 for this quarterly dividend.

The preferred stock is convertible at the option of the holder at any time into shares of Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. In 2007, the Company repurchased 3,734 shares of preferred stock for a total cash expenditure of approximately $732,000. To date in 2008, the Company has repurchased an additional 1,300 shares of preferred stock for a total cash expenditure of approximately $245,000. Approximately 5,400 shares of preferred stock remain outstanding at March 31, 2008.

We may elect to automatically convert some or all of the preferred stock into shares of Class B common stock if the closing price of our Class B common stock exceeds $36.75, which is 150% of the conversion price for at least 20 of the 30 consecutive trading days ending within 5 trading days prior to the notice of automatic conversion.

We may elect to redeem the preferred stock, in whole or in part, at declining redemption prices on or after February 20, 2008.

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of March 31, 2008. The Debentures, if issued, will mature 25 years after the exchange date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2007 and 2008 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three months ended March 31,
	2007	2008
Revenue	100.0%	100.0%

Expenses:
Service costs	44.5%	51.0%
Sales and marketing	21.9%	18.8%
Product development	7.6%	11.3%
General and administrative	12.2%	13.4%
Amortization of intangible assets from acquisitions	13.2%	10.9%

Total operating expenses	99.5%	105.4%
Gain on sales and disposals of intangible assets, net	0.1%	0.4%

Income (loss) from operations	0.6%	(5.0%)
Other income (expense):
Interest income	2.1%	0.8%
Interest expense	0.0%	0.0%
Other	0.0%	0.0%

Total other income, net	2.1%	0.8%

Income (loss) before provision for income taxes	2.7%	(4.2%)
Income tax expense (benefit)	1.4%	(0.9%)

Net income (loss)	1.3%	(3.3%)
Convertible preferred stock dividends and discount on preferred stock redemption, net	(0.3%)	0.0%

Net income (loss) applicable to common stockholders	1.6%	(3.3%)

Comparison of the Three months ended March 31, 2007 to the Three months ended March 31, 2008

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2007	2008
Proprietary Traffic Revenues	$15,115,924	$14,667,358
Partner Network and Other Revenues	19,107,477	22,374,969

Total Revenues	$34,223,401	$37,042,327

Our proprietary traffic revenues are generated from our portfolio of Web sites which are monetized with pay-per-click and cost-per-action listings and graphical ad units that are relevant to the Web sites. When an online user navigates to one of our owned and operated Web sites and clicks on a particular listing or completes the specified action, we receive a fee. Our partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, and other targeted Web-based content. We generate revenue upon delivery of qualified and reported click-throughs or phone calls to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their online user traffic. Other revenues include our call-tracking services, bid management services, natural search optimization services and outsourced search marketing platforms.

Revenue increased 8%, from $34.2 million for the three months ended March 31, 2007 to $37.0 million in the same period in 2008. The increase in revenues was attributable in part to an increase in the number of accounts on our platform and related revenues we generated from super-aggregator partners and the acquisition of VoiceStar in September 2007.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs and calls performed by users of our service through our distribution partners and proprietary traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our Web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Additionally, we use a limited number of communication providers for our call-based services. Furthermore, if any of these significant communication providers are unable to provide the levels of service and dedicated resources over time that we require in our business, we may not be able to replace certain of these communication providers in a manner that is efficient, cost-effective or satisfactory to our customers, and as a result our business could be materially and adversely affected. As revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

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

Expenses

Expenses were as follows:

	Three months ended March 31,
	2007	% of revenue	2008	% of revenue
Service costs	15,241,228	45%	18,887,315	51%
Sales and marketing	7,509,921	22%	6,971,748	19%
Product development	2,597,656	8%	4,187,104	11%
General and administrative	4,180,775	12%	4,959,109	13%
Amortization of intangible assets from acquisitions	4,523,134	13%	4,052,362	11%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Three months ended March 31,
	2007	2008
Service costs	$118,535	$139,571
Sales and marketing	372,358	530,710
Product development	489,252	410,709
General and administrative	1,907,069	1,986,482

Total stock-based compensation	$2,887,214	$3,067,472

See Note 3— “ Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 24% from $15.2 million in the three months ended March 31, 2007 to $18.9 million in the same period in 2008. The increase was primarily attributable to an increase in distribution partner payments, facility, co-location, depreciation and amortization, personnel costs, stock compensation and other costs of $3.4 million, and an increase in Internet domain amortization of $477,000, partially offset by decreases in royalty and credit card processing fees of $228,000. This total increase also resulted from the VoiceStar acquisition, a greater number of searches and platform advertiser accounts, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 45% of revenue in the three months ended March 31, 2007 as compared to 51% in 2008. The 2008 increase as a percentage of revenue in service costs as compared to 2007 was primarily a result of a larger proportion of revenue attributable to our partner and other revenue sources for which there are related distribution partner payments and additional investment in infrastructure and personnel costs. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage.

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

Sales and Marketing. Sales and marketing expenses decreased 7%, from $7.5 million for the three months ended March 31, 2007 to $7.0 million in the same period in 2008. As a percentage of revenue, sales and marketing expenses were 22% and 19% for the three months ended March 31, 2007 and 2008, respectively. The net decrease in dollars was related primarily to a decrease in online and outside marketing efforts, offset by an increase in personnel costs. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue and as a result of additional stock-based compensation expense. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our recently updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Product Development. Product development expenses increased 61%, from $2.6 million in the three months ended March 31, 2007 to $4.2 million in the same period in 2008. As a percentage of revenue, product development expenses were 8% and 11% for the three months ended March 31, 2007 and 2008, respectively. The increase in dollars was primarily due to an increase in personnel and consulting costs of $1.5 million. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses increased 19%, from $4.2 million in the three months ended March 31, 2007 to $5.0 million in the same period in 2008. The increase in dollars was primarily due to an increase in personnel and stock-based compensation costs of $420,000 and an increase in professional fees, facility costs, depreciation and other costs of $359,000. As a percentage of revenue, general and administrative expenses was 12% and 13% for the three months ended March 31, 2007 and 2008, respectively. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense and to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 10%, from $4.5 million in the three months ended March 31, 2007 to $4.1 million in the same period in 2008. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2007 and 2008. During the three months ended March 31, 2008, the components of amortization of intangibles were service costs of $3.4 million, sales and marketing of $548,000 and general and administrative of $125,000.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $84.5 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $32,000 and $145,000 for the three months ended March 31, 2007 and 2008, respectively, and was primarily attributable to the sales and disposals of Internet domain name and other intangible assets.

Other Income, net. Other income, net was $712,000 in the three months ended March 31, 2007 and $284,000 in the same period in 2008. The decrease in other income, net during the three months ended March 31, 2008 was primarily a result of the lower average cash balances, resulting from the Class B common stock repurchases, and lower interest rates.

Income Taxes. The income tax expense in the three months ended March 31, 2007 was $474,000 as compared to an income tax benefit of $340,000 in the same period in 2008. In the three months ended March 31, 2007 and 2008, the effective tax rate of 52% and 21%, respectively, differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts.

During the three months ended March 31, 2007 and 2008, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $1.8 million and $59,000, respectively, which were recorded as credits to additional paid in capital.

Convertible Preferred Stock Dividends and Discount on Preferred Stock Redemption, net. The convertible preferred stock dividends and discount on preferred stock redemption, net, decreased from $(107,000) in the three months ended March 31, 2007 to $(11,000) in the same period in 2008. The decrease was primarily attributable to a decrease in the discount on preferred stock redemption in connection with our repurchase of 2,825 shares of preferred stock in 2007 as compared to our repurchase of 600 shares of preferred stock in 2008. Additionally, preferred stock dividends decreased in 2008 as a result of a reduction in preferred stock outstanding compared to the same period in 2007. Preferred stock dividends are based upon a dividend rate of 4.75%.

Net Income (Loss) Applicable to Common Stockholders. Net income applicable to common stockholders for the three months ended March 31, 2007 was $548,000 compared to a net loss of $1.2 million in the same period in 2008 as a result of the aforementioned factors.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $34.5 million and we had contractual obligations of $4.4 million, of which $3.0 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefit related to stock options, facility relocation and changes in working capital. Cash provided by operating activities for the three months ended March 31, 2008 of approximately $6.7 million consisted primarily of net loss of $1.2 million adjusted for non-cash items of $9.2 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options, facility relocation and approximately $1.3 million used for working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2007 of approximately $12.5 million consisted primarily of net income of $441,000 adjusted for non-cash items of $6.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, excess tax benefit related to stock options and approximately $5.6 million provided by working capital and other activities and for decreases in restricted cash.

With respect to a significant portion of our pay-per-click advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related click-throughs with the corresponding payments to the distribution partners who provide placement for the listings made only after delivery of related click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the three months ended March 31, 2007 and 2008. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

Cash used in investing activities for the three months ended March 31, 2008 of approximately $877,000 was primarily attributable to net purchases for property and equipment of $899,000, payments for the VoiceStar acquisition totaling approximately $111,000, and purchases for Internet domain names or Web sites of approximately $27,000, offset by proceeds from the sales of intangible assets of approximately $140,000. Cash used in investing activities for the three months ended March 31, 2007 of approximately $1.5 million was primarily attributable to net purchases for property and equipment of $1.6 million and purchases for Internet domain names or Web sites of approximately $94,000, offset by proceeds from the sales of intangible assets of $155,000.

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

Cash used in financing activities for the three months ended March 31, 2008 of approximately $7.8 million was primarily attributable to the repurchase of 786,000 shares of Class B common stock for treasury stock and 600 shares of preferred stock totaling approximately $7.2 million and $118,000, respectively, and common stock and preferred stock dividend payments of $838,000, partially offset by net proceeds of approximately $352,000 from the sale of stock through employee stock options and employee stock plan purchases and $33,000 of excess tax benefit related to stock options. Cash provided by financing activities for the three months ended March 31, 2007 of approximately $2.0 million was primarily attributable to net proceeds of approximately $1.9 million from the sale of stock through employee stock options and employee stock purchases and $1.5 million of excess tax benefit related to stock options offset by preferred and common stock dividend payments of $853,000, and the repurchase of 2,825 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions) totaling approximately $555,000.

The following table summarizes our contractual obligations as of March 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$2,961,806	$1,256,819	$1,692,014	$12,973
Capital leases	94,865	42,045	52,820	—
Other contractual obligations	1,379,227	960,682	375,003	43,542

Total contractual obligations (1), (2)	$4,435,898	$2,259,546	$2,119,837	$56,515

(1)	In February 2005 we entered into (i) a master agreement with an advertising partner with respect to our advertising business, and (ii) a license agreement with the same partner with respect to certain of the partner’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs. The royalty payments are not included in the above schedule. In August 2007, we entered into a new master agreement with the same partner which expires June 2009 and terminates and supersedes the February 2005 master agreement, except for the royalty provisions which are still in effect.

(2)	Under the terms of the preferred stock offering in February 2005, we have a quarterly dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments.

During the three months ended March 31, 2008, we paid approximately $27,000 for the purchase of additional Internet domains. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. As of April 1, 2008, we have entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, for which we can use the proceeds to finance permitted acquisitions. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

We will have an annual dividend payment obligation under the terms of the preferred stock of $64,000 based upon approximately 5,424 convertible preferred shares outstanding as of March 31, 2008. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share.

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

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. In February 2008, our Board of Directors authorized an increase in the share repurchase program to provide for the repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the three months ended March 31, 2008, approximately 786,000 shares of Class B common stock were repurchased.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2007, quarterly dividends were paid on February 15, May 15, August 15 and November 15, to Class A and Class B common stockholders of record as of the close of business on February 2, May 4, August 3 and November 2, respectively. The aggregate quarterly dividend paid in February 2008 was approximately $822,000.

In April 2008, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock and $2.97 per share on our 4.75% convertible exchangeable preferred stock. Marchex will pay these dividends on May 15, 2008 to the holders of record as of the close of business on May 2, 2008.

Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.2 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

Based on our operating plans we believe that our existing credit availability, resources and cash flow provided by ongoing operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our Company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Critical Accounting Policies

The policies below are critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results.

Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;

•	Goodwill and intangible assets;

•	Stock-based compensation; and

•	Allowance for doubtful accounts, advertiser and incentive program credits.

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, pay-per-phone-call services, feed management services, and other cost-per-action services and feed management services. For pay-per-click listing and feed management services, revenue is recognized upon our delivery of qualified and reported click-throughs to our advertisers or advertising service providers’ listing which occurs when an online user clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a phone number is provisioned or call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, certain third-party Web sites and our portfolio of Web sites, on which we include our advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with Emerging Issues Task Force Issue (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid an agency fee based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the Web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser.

We apply EITF Issue No. 00-21, (EITF 00-21) Accounting for Revenue Arrangements with Multiple Deliverables, to account for revenue arrangements with multiple deliverables. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

We apply the provisions of the Financial Accounting Standards Board’s (FASB) SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (SFAS 144).

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R using the modified prospective transition method and therefore have not restated prior periods’ results. SFAS 123R requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R, we accounted for share-based payments under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and accordingly, generally recognized compensation expense related to restricted stock awards and stock options with intrinsic value and accounted for forfeitures as they occurred.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued a FASB Staff Position FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. Accordingly, we adopted the required provisions of SFAS 157 on January 1, 2008 and the remaining provisions will be adopted by us at the beginning of fiscal year 2009. The 2008 fiscal year adoption of the required provisions did not result in a material impact to our financial statements. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP SFAS 157-2 are currently being evaluated by us.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill in the acquiree. The pronouncement also provides for disclosures to enable uses of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for us on January 1, 2009. We are in process of evaluating the effect that SFAS 141R will have on our financial statements.

In April 2008, the FASB issued FSP SFAS 142, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP also adds additional disclosures to be included in financial statements. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently evaluating the impact, if any, the FSP will have on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any material foreign currency or other derivative financial instruments.

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

Changes in Internal Controls

During the quarter ended March 31, 2008, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 11, 2008. We do not believe any of the changes constitute material changes to the risk factors.

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

We had an accumulated deficit of $9.0 million as of March 31, 2008. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, and acquiring additional businesses. In addition, commencing January 1, 2006, we began expensing the fair value of stock options granted in connection with our adoption of the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R).

We may continue to increase our direct monetization of our proprietary traffic sources, which could adversely affect our revenues.

Our strategic plan has been to increase our direct monetization of our proprietary traffic sources by using more of the advertising listings on our Local Content Network to display the advertisements of advertisers who are on our direct technology platform and those with whom we have direct relationships, as opposed to advertisers from third parties. This monetization may not be of the same rate levels as other advertising providers and as a result could adversely affect our revenues.

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business. Yahoo! is also a significant customer.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our advertiser listings. Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 7% of our total revenue for the three months ended March 31, 2008. Separately, Yahoo! was responsible for 18% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

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

Companies distributing advertising on the Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the online advertising outlets with the most user traffic. According to the comScore Media Metrix qSearch report for December 2007, Yahoo! Search accounted for 23% of the online searches in the United States and Google accounted for 58%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of the traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser aggregators, resellers and agencies, including AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc. and The Cobalt Group, for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser aggregators, resellers and agencies or a decrease in revenue from these aggregator partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our aggregator partners, who are leading aggregators of advertisers and advertising agencies, have in place throughout the country and in local markets. These advertiser aggregators and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser aggregators, resellers and agencies. A loss of certain advertiser aggregators, resellers and agencies or a decrease in revenue from these aggregator partners could adversely affect our business.

Advertisers provided to us by these aggregator partners may in certain cases be subject to negotiated terms and conditions separate from those applied to online clients accepted and processed through our automated advertiser management platform. In some cases, the applicable contract terms may be the result of legacy or industry association documentation or simply customized advertising solutions for large aggregators and agencies. In any case, as a consequence of such varying terms and conditions, we may be subject to claims or credit risks that we may otherwise mitigate more efficiently across our automated advertiser management platform.

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

As a result, we do not conduct a manual editorial review of a substantial number of the advertiser listings directly submitted by advertisers online, nor do we manually review the display of the vast majority of the advertiser listings by our distribution partners submitted to us by XML data feeds or data dumps. In cases where we provide editorial or value-added services for our large aggregator clients or agencies, such as ad creation and optimization for local advertisers or landing pages and micro-sites for pay-per-phone call customers, we may rely on the content and information provided to us by these agents on behalf of their individual advertisers. We may not investigate the individual business activities of these advertisers other than the information provided to us or in some cases review of advertiser Web sites. We may not successfully avoid liability for unlawful activities carried out by our advertisers and other users of our services or unpermitted uses of our advertiser listings by distribution partners and their affiliates.

Our potential liability for unlawful activities of our advertisers and other users of our services or unpermitted uses of our advertiser listings and advertising services and platform by distribution partners and advertiser aggregators and agencies could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources, to discontinue certain service offerings or to terminate certain distribution partner relationships. For example, as a result of the actions of advertisers in our network, we may be subject to private or governmental actions relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against liabilities or losses resulting from the content of our advertiser listings. Although our advertisers indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liabilities or losses incurred by us as a result of the activities of our advertisers.

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

If our business is unable to maintain and grow our base of advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Our business also in part depends on certain of our large advertiser aggregators and agencies to grow their base of advertisers, as these advertisers become increasingly important to our business and our ability to attract additional distribution partners and opportunities. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertisers and large aggregators and agencies may reduce or terminate this portion of their business with us. Any decline in the number of advertisers and distribution partners could adversely affect the value of our services.

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

•

We are obligated to pay quarterly dividends to the holders of preferred stock at an annual rate of $11.875 per preferred share. There are currently approximately 4,770 shares of preferred stock outstanding following the conversions into shares of Class B common stock or cash repurchases that have occurred to date.

•

In November 2006, our board of directors authorized the repurchase of up to 3.0 million shares of our Class B common stock and the initiation of a quarterly cash dividend to the holders of common stock at an annual rate of $0.08 per common share. In February 2008, our board of directors authorized the repurchase of up to an additional 2.0 million shares of our Class B common stock. To date, we have repurchased approximately 3.2 million of Class B common shares under the repurchase program.

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

Further, as of March 31, 2008, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 91% of the combined voting power of our outstanding capital stock, excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

We adopted the provisions of SFAS 123R on January 1, 2006. Thus, our consolidated financial statements for 2007 and 2008 will reflect the fair value of stock options granted to employees as a compensation expense, which has had, and will in the future likely continue to have, a significant adverse impact on our results of operations and net income per share. We rely heavily on stock options to compensate existing employees and to attract new employees. If we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace. In order to prevent any net decrease in their overall compensation packages, we may choose to make corresponding increases in the cash compensation or other incentives we pay to existing and new employees. Any increases in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might cause our GAAP profits to decline. Any of these effects might cause the market price of our Class B common stock and preferred stock to decline.

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

•

Our revenue will also depend on the levels of traffic that our network of Web sites is able to achieve in any period. Traffic levels will increase and decrease based upon a number of factors not entirely within our control, including the extent of indexing of our Web sites within search engines and directories, placement within search results and success of marketing efforts. Traffic levels may also be affected by service interruptions or other technical outages. Our ability to meet the traffic demands of our network of Web sites is also dependent on a number of third party vendors and our technical teams to manage the operations effectively. Any downtime of our servers or other outages will negatively impact the revenue sourced from our Local Content Network.

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

The success of our Local Content Network depends in large part upon consumer access to our Web sites. Consumers access our Web sites primarily through the following methods: directly accessing our Web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our Web sites by clicking on bookmarked Web sites; and accessing our Web sites through search engines and directories.

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

•	delivery of online advertising to end users or customers of advertisers through destination Web sites or other distribution outlets;

•	delivery of pay-per-phone call advertising to end users or customers of advertisers through destination Web sites or other distribution outlets;

•	local search sales training;

•	services and outsourcing of technologies that allow advertisers to manage their advertising campaigns across multiple networks and track the success of these campaigns; and

•	third party domain monetization.

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

We rely on third party technology, platforms, carriers, communications providers, and server and hardware providers, and a failure of service by these providers could adversely affect our business and reputation.

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

We also rely on a select group of third party providers for components of our technology platform and support for our advertising and call-based services, such as hardware and software providers, telephone carriers and communications providers, credit card processors and domain name registrars. As a result, key operational resources of our business are concentrated with a limited number of third party providers. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation. Furthermore, if any of these significant providers are unable to provide the levels of service and dedicated resources over time that we required in our business, we may not be able to replace certain of these providers in a manner that is efficient, cost-effective or satisfactory to our customers, and as a result our business could be materially and adversely affected.

We may not be able to protect our intellectual property rights, which could result in our competitors marketing competing products and services utilizing our intellectual property and could adversely affect our competitive position.

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we acquired U.S. Patent No. 6,822,663 titled “Transform Rule Generator for Web-Based Markup Languages” through our VoiceStar transaction. We also own nonprovisional U.S. Patent Application Number 10/947,384 titled “Performance-Based Online Advertising System and Method,” nonprovisional U.S. Patent Application Number 10/992,366 titled “Online Advertising System and Method,” nonprovisional U.S. Patent Application Number 11/498,217 titled “Method and System for Populating Resources Using Web Feeds” and corresponding PCT Application Number PCT/US2007/075005, nonprovisional U.S. Patent Application Number 11/868,398 titled “System and Method for Classifying Search Queries” and nonprovisional U.S. Patent Application Number 11/985,188 titled “Method and System for Tracking Telephone Calls.” In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trademarks, trade names and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

We are susceptible to general economic conditions, and a downturn in advertising and marketing spending by advertisers could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact advertiser-consumer transactions. If there were to be a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including our advertisers and potential advertisers, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, advertiser spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

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

On November 19, 2004, the federal government passed legislation placing a three-year ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions. On October 31, 2007, this ban was extended for another seven years. Unless the ban is further extended, state and local governments may begin to levy additional taxes on Internet access and electronic commerce transactions upon the legislation’s expiration in November 2014. An increase in taxes may make electronic commerce transactions less attractive for advertisers and businesses, which could result in a decrease in the level of usage of our services. Additionally, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and the Company’s filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. We cannot predict the outcome of any of these reviews.

Risks Relating to Ownership of our Common Stock and Preferred Stock

Our Class B common stock and preferred stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock and preferred stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $7.51 to $26.14 per share through March 31, 2008. Since our February 2005 follow-on offering, the closing sale price of our preferred stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $150.71 to $267.00 per share through March 31, 2008. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of March 31, 2008, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 90% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 91% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We have paid a quarterly dividend on our preferred stock since May of 2005. We have initiated and paid a quarterly dividend on our common stock since November 2006. However, there is no assurance that we will be able to pay dividends in the future. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition.

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

We issued the following securities, none of which have been registered under the Securities Act of 1933, as amended (the “Act”) during the first quarter of 2008:

1. The Company issued stock options to certain employees to purchase an aggregate of 296,518 shares of the Company’s Class B common stock under the Company’s 2003 amended and restated stock incentive plan, with a weighted average exercise price of $9.89 per share. The issuance of such stock options was not registered under the Securities Act of 1933. No underwriters were involved in these stock option grants. The issuance of stock options was made in reliance upon an exemption from the registration provisions of the Act set forth in Section 4(2) and Rule 506 of Regulation D thereof relative to the sale by an issuer not involving a public offering or the rules and regulations thereunder.

During the first quarter of 2008, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
January 1, 2008 – January 31, 2008	—	—		—	2,803,252
February 1, 2008 – February 29, 2008	99,000	$8.53		99,000	2,704,252
March 1, 2008 – March 31, 2008	686,604	$9.26		686,604	2,017,648
Total Class B Common Shares	785,604	$9.17		785,604	2,017,648
Total Preferred Shares (2)	600	$195.00 (plus commission	)

(1)	On November 15, 2006, we announced that our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program to allow the Company to repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

(2)	The preferred shares were repurchased in January 2008 pursuant to privately negotiated transactions.

Item 6.	Exhibits

Exhibits:

31(i)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31(ii)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer
(Principal Accounting Officer)

May 7, 2008