Form 10-Q
period 2008-06-30
MARCHEX INC
filed 2008-08-11
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 8, 2008
Class A common stock, par value $.01 per share	10,959,216
Class B common stock, par value $.01 per share	28,369,123

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2007	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$36,456,307	$28,978,958
Accounts receivable, net	18,307,386	22,407,461
Prepaid expenses and other current assets	2,118,390	3,553,256
Refundable taxes	1,693,695	1,538,255
Deferred tax assets	867,465	1,213,561

Total current assets	59,443,243	57,691,491
Property and equipment, net	7,357,903	6,727,401
Deferred tax assets	7,447,315	9,395,438
Intangible and other assets, net	17,381,827	14,832,251
Goodwill	204,766,826	204,777,254
Intangible assets from acquisitions, net	23,797,231	16,071,848

Total assets	$320,194,345	$309,495,683

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,625,779	$13,525,119
Accrued expenses and other current liabilities	3,668,342	4,887,395
Deferred revenue	2,906,379	2,616,993

Total current liabilities	18,200,500	21,029,507
Other non-current liabilities	105,370	68,213

Total liabilities	18,305,870	21,097,720
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	1,446,649	964,689
Class A common stock	113,717	112,217
Class B common stock	321,061	286,419
Treasury stock	(22,116,275)	(134,460)
Additional paid-in capital	329,835,529	295,683,672
Accumulated deficit	(7,712,206)	(8,514,574)

Total stockholders’ equity	301,888,475	288,397,963

Total liabilities and stockholders’ equity	$320,194,345	$309,495,683

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Revenue	$68,889,038	$74,406,214	$34,665,637	$37,363,887

Expenses:
Service costs (1), (2)	32,005,816	36,301,616	16,764,588	17,414,301
Sales and marketing (1), (2)	14,622,850	14,867,783	7,112,929	7,896,035
Product development (1), (2)	5,260,435	8,439,573	2,662,779	4,252,469
General and administrative (1), (2)	8,238,418	10,033,984	4,057,643	5,074,875
Amortization of intangible assets from acquisitions (3)	8,597,388	7,713,637	4,074,254	3,661,275
Facility relocation	121,124	—	121,124	—

Total operating expenses	68,846,031	77,356,593	34,793,317	38,298,955
Gain on sales and disposals of intangible assets, net	155,510	2,155,267	123,246	2,010,576

Income (loss) from operations	198,517	(795,112)	(4,434)	1,075,508
Other income (expense):
Interest income	1,466,921	449,782	758,426	162,633
Interest and line of credit expense	(3,377)	(34,231)	(1,585)	(30,907)
Other	(3,243)	1,855	(8,527)	1,354

Total other income, net	1,460,301	417,406	748,314	133,080

Income (loss) before provision for income taxes	1,658,818	(377,706)	743,880	1,208,588
Income tax expense	886,766	393,276	412,978	733,229

Net income (loss)	772,052	(770,982)	330,902	475,359
Convertible preferred stock dividends and discount on preferred stock redemption, net	(130,030)	(44,585)	(23,482)	(33,697)

Net income (loss) applicable to common stockholders	$902,082	$(726,397)	$354,384	$509,056

Basic and diluted net income (loss) applicable to common stockholders	$0.02	$(0.02)	$0.01	$0.01
Shares used to calculate basic net income (loss) per share applicable to common stockholders	39,382,979	37,121,849	39,597,600	36,580,610
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	40,371,282	37,130,260	40,534,319	37,504,686

(1) Excludes amortization of intangible assets from acquisitions

(2) Includes stock-based compensation as follows:

Service costs	$150,276	$225,658	$31,741	$86,087
Sales and marketing	462,158	856,714	89,800	326,004
Product development	939,944	806,998	450,692	396,289
General and administrative	3,677,557	3,847,338	1,770,488	1,860,856

Total	$5,229,935	$5,736,708	$2,342,721	$2,669,236

(3) Components of amortization of intangible assets from acquisitions:

Service costs	$6,344,620	$6,558,715	$3,121,754	$3,179,686
Sales and marketing	1,430,000	954,444	715,000	406,111
General and administrative	822,768	200,478	237,500	75,478

Total	$8,597,388	$7,713,637	$4,074,254	$3,661,275

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$772,052	$(770,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	12,694,635	12,937,704
Facility relocation costs	104,018	2,972
Loss (gain) on sales of fixed assets, net	3,243	(1,855)
Gain on sales and disposals of intangible assets, net	(155,510)	(2,155,267)
Allowance for doubtful accounts and advertiser credits	428,301	1,578,076
Stock-based compensation	5,229,935	5,736,708
Deferred income taxes	(1,894,643)	(2,294,219)
Excess tax benefit related to stock options	(2,446,764)	(53,541)
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	1,402,600	(5,678,151)
Refundable taxes	99,374	315,299
Prepaid expenses, other current assets and restricted cash	555,395	(1,296,458)
Accounts payable	(37,324)	1,962,988
Accrued expenses and other current liabilities	(126,633)	1,228,830
Deferred revenue	140,931	(290,940)
Other non-current liabilities	(8,927)	(11,637)

Net cash provided by operating activities	16,760,683	11,209,527
Cash flows from investing activities:
Purchases of property and equipment	(2,482,768)	(1,749,203)
Cash paid, net of recoveries, for acquisitions	(375)	(127,522)
Proceeds from sales of property and equipment	8,115	37,024
Proceeds from sales of intangible assets	280,006	1,945,520
Purchases of intangibles and changes in other non-current assets	(10,154,861)	(188,862)

Net cash used in investing activities	(12,349,883)	(83,043)
Cash flows from financing activities:
Deferred financing costs paid	—	(71,150)
Capital lease obligation principal payments	(11,415)	(21,939)
Excess tax benefit related to stock options	2,446,764	53,541
Preferred stock dividends payments	(38,482)	(31,387)
Repurchase of convertible preferred stock	(732,368)	(408,964)
Repurchase of Class B common stock for treasury stock	—	(17,195,150)
Common stock dividends payments	(1,655,288)	(1,625,339)
Proceeds from exercises of stock options	3,321,502	674,433
Proceeds from employee stock purchase plan	44,923	22,122

Net cash provided by (used in) financing activities	3,375,636	(18,603,833)

Net increase (decrease) in cash and cash equivalents	7,786,436	(7,477,349)
Cash and cash equivalents at beginning of period	46,105,827	36,456,307

Cash and cash equivalents at end of period	$53,892,263	$28,978,958

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a local search and advertising company and a leading publisher of local content. The Company’s search- and call-based advertising solutions enable tens of thousands of local and national advertisers to reach consumers searching for products and services through a mix of search and shopping engines, search- and call-based marketing services, publisher Web sites and the Company’s own Web sites.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other period. The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2007 and June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2008.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill in the acquiree. The pronouncement also provides for disclosures to enable uses of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company on January 1, 2009. The Company is in the process of evaluating the effect that SFAS 141R will have on its financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP SFAS 142-3 also adds additional disclosures to be included in financial statements. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact, if any, that FSP SFAS 142-3 will have on its financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transaction are participating securities prior to vesting and would need to be included in the earnings allocation in computing earnings per share under the two-class method of SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact, if any, that FSP EITF 03-6-1 will have on its financial statements.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Proprietary Traffic Sources	$28,639,626	$31,266,435	$13,523,702	$16,599,077
Partner and Other Revenue Sources	40,249,412	43,139,779	21,141,935	20,764,810

Total Revenue	$68,889,038	$74,406,214	$34,665,637	$37,363,887

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

Under SFAS 123R, Share-Based Payment, the Company recognizes stock-based compensation expense using the straight-line method for all stock awards issued after January 1, 2006.

The per share fair value of stock options granted during the three and six months ended June 30, 2007 and 2008 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	4.74%	2.26%	4.91%	3.13%
Expected volatility	52%	53.7%	52%	52%
Expected dividend yield	0.6%	0.6%	0.6%	0.6%

Stock option activity during the six months ended June 30, 2008 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2007	4,872,788	$12.94	7.61	$5,881,886
Options granted	955,950	10.06
Options exercised	(129,453)	5.19
Options canceled	(321,514)	14.00
Options forfeited	(188,629)	15.82

Balance at June 30, 2008	5,189,142	$12.43	6.69	$9,505,434

Restricted stock activity during the six months ended June 30, 2008 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2007	3,240,266	$12.44
Granted	163,600	10.43
Vested	(214,944)	12.26
Forfeited	(200,000)	9.46

Unvested at June 30, 2008	2,988,922	$12.54

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R during the three and six months ended June 30, 2007 and 2008:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Total stock-based compensation included in net income (loss)	$5,230,000	$5,737,000	$2,343,000	$2,669,000
Income tax benefit related to stock-based compensation included in net income (loss)	$1,393,000	$1,520,000	$648,000	$666,000

(4)	Net Income (Loss) Per Share

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

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Numerator:
Net income (loss)	$772,052	$(770,982)	$330,902	$475,359
Convertible preferred stock dividends	(33,837)	(28,405)	(17,441)	(13,187)
Discount on redemption of preferred stock	163,867	72,990	40,923	46,884

Net income (loss) applicable to common stockholders	$902,082	$(726,397)	$354,384	$509,056

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	39,382,979	37,121,849	39,597,600	36,580,610

Basic net income (loss) per share applicable to common stockholders	$0.02	$(0.02)	$0.01	$0.01

The following table reconciles the Company’s reported net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Numerator:
Net income (loss)	$772,052	$(770,982)	$330,902	$475,359
Convertible preferred stock dividends	(33,837)	(28,405)	(17,441)	(13,187)
Convertible preferred stock dividends on redeemed preferred stock	1,350	6,421	—	2,239

Net income (loss) applicable to common stockholders	$739,565	$(792,966)	$313,461	$464,411

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	39,382,979	37,121,849	39,597,600	36,580,610
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	981,245	—	933,453	915,749
Weighted average number of shares from assumed conversion of preferred stock redeemed	7,058	8,411	3,266	8,327

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	40,371,282	37,130,260	40,534,319	37,504,686

Diluted net income (loss) per share applicable to common stockholders	$0.02	$(0.02)	$0.01	$0.01

For the three and six months ended June 30, 2007, respectively, the net income applicable to common stockholders used in computing basic net income per share applicable to common stockholders included the preferred stock dividends and the discount on the redemption of 909 and 3,734 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $41,000 and $164,000. The diluted net income applicable to common stockholders excluded the discount on the preferred stock redemption and any convertible stock dividends paid during the period on the redeemed shares. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $177,000 and $732,000, respectively, for the three and six months ended June 30, 2007. The weighted average number of shares used to calculate the diluted net income per share includes the weighted average number of shares from the assumed conversion of the redeemed preferred stock.

For the three and six months ended June 30, 2008, respectively, the net income (loss) applicable to common stockholders used in computing basic net income (loss) per share applicable to common stockholders included the preferred stock dividends and the discount on the redemption of 1,408 and 2,008 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $47,000 and $73,000. The diluted net loss applicable to common stockholders excluded the discount on the preferred stock redemption and any convertible stock dividends paid during the period on the redeemed shares. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $206.72 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $291,000 and $409,000, respectively, for the three and six months ended June 30, 2008. The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of the redeemed preferred stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•

For the three and six months ended June 30, 2007 and 2008, respectively, 68,473 shares and 53,285 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•

For the three and six months ended June 30, 2007, outstanding options to acquire 3,455,995 shares of Class B common stock with a weighted average exercise price of $16.61 per share. For the three months ended June 30, 2008, outstanding options to acquire 4,457,195 shares of Class B common stock with a weighted average exercise price of $13.80 per share. For the six months ended June 30, 2008, outstanding options to acquire 5,189,142 shares of Class B common stock with a weighted average exercise price of $12.43 per share.

•	For the six months ended June 30, 2008, warrants to acquire 6,500 shares of Class B common stock at an exercise price of $8.45.

•

For the three and six months ended June 30, 2007, 104,149 shares of unvested Class B restricted common shares at June 30, 2007 issued to employees and in connection with acquisitions. For the three months ended June 30, 2008, 17,354 shares of unvested Class B restricted common shares at June 30, 2008 issued to employees and in connection with acquisitions. For the six months ended June 30, 2008, 2,988,924 shares of unvested Class B restricted common shares at June 30, 2008 issued to employees and in connection with acquisitions. Unvested shares were excluded from the computation of basic net loss per share.

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

There were no distribution partners representing more than 10% of consolidated revenue for the three and six months ended June 30, 2007 and 2008.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Advertiser A	38%	14%	37%	11%
Advertiser B	*	14%	*	14%
Advertiser C	*	10%	*	15%
Advertiser D	*	10%	*	11%

*	Less than 10% of revenue.

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2007	At June 30, 2008
Advertiser A	24%	12%
Advertiser B	21%	20%
Advertiser C	*	19%
Advertiser D	*	11%

*	Less than 10% of accounts receivable.

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

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
United States	96%	97%	96%	97%
Canada	1%	1%	1%	1%
Other countries	3%	2%	3%	2%

	100%	100%	100%	100%

(7)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2007	June 30, 2008
Computer and other related equipment	$5,914,195	$7,192,433
Purchased and internally developed software	7,359,058	7,400,532
Furniture and fixtures	371,777	491,542
Leasehold improvements	222,545	295,318

	13,867,575	15,379,825
Less: accumulated depreciation and amortization	(6,509,672)	(8,652,424)

Property and equipment, net	$7,357,903	$6,727,401

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $192,000 and $102,000 of internally developed software costs that had not commenced amortization as of December 31, 2007 and June 30, 2008, respectively.

Depreciation and amortization expense related to property and equipment incurred by the Company was approximately $848,000 and $1.1 million for the three months ended June 30, 2007 and 2008, respectively, and $1.6 million and $2.1 million for the six months ended June 30, 2007 and 2008, respectively.

(8)	Commitments

The Company has commitments for future payments related to office facilities leases, equipment and furniture leases, and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2011. The equipment and furniture leases are financed through capital lease arrangements and are included in property and equipment and the related depreciation is recorded as depreciation expense. The Company also has other contractual obligations expiring over varying time periods through 2012. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other service providers. Future minimum payments are as follows:

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2008	$27,487	$816,918	$1,135,645	$1,980,050
2009	45,125	1,565,850	580,052	2,191,027
2010	7,695	220,874	40,428	268,997
2011	—	12,973	29,028	42,001
2012	—	—	14,514	14,514

Total minimum payments	$80,307	$2,616,615	$1,799,667	$4,496,589
Less: amounts representing interest	(9,363)

Present value of lease obligation	70,944
Less: current portion	(45,851)

Long-term portion	$25,093

Rent expense incurred by the Company was approximately $293,000 and $402,000 for the three months ended June 30, 2007 and 2008, respectively, and $612,000 and $732,000 for the six months ended June 30, 2007 and 2008, respectively.

(9)	Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement matures and all outstanding borrowings are due in April 2011. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of assets of the Company. As of June 30, 2008, the Company had $30 million of availability under the Credit Agreement.

(10)	Contingencies and Taxes

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

The Company did not have any material amounts of unrecognized tax benefits as of December 31, 2007 and June 30, 2008. Also, the Company did not have any material amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2003 are within the statue of limitations and remain subject to examination.

(11)	Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationships	$11,340,000	$(8,071,418)	$3,268,582
Distribution partner relationships	3,100,000	(2,929,032)	170,968
Non-compete agreements	10,360,000	(9,652,939)	707,061
Trademarks/domains	42,783,611	(27,031,313)	15,752,298
Acquired technology	16,900,000	(13,001,678)	3,898,322

	$84,483,611	$(60,686,380)	$23,797,231

	June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationships	$11,340,000	$(9,635,863)	$1,704,137
Distribution partner relationships	3,100,000	(3,079,032)	20,968
Non-compete agreements	10,360,000	(9,968,417)	391,583
Trademarks/domains	42,676,690	(31,138,213)	11,538,477
Acquired technology	16,900,000	(14,483,317)	2,416,683

	$84,376,690	$(68,304,842)	$16,071,848

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company for the three months ended June 30, 2007 and 2008, was approximately $4.1 million and $3.7 million, respectively, and for the six months ended June 30, 2007 and 2008 was approximately $8.6 million and $7.7 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $6.2 million for the remainder of 2008, $5.6 million in 2009, $2.8 million in 2010, $1.3 million in 2011, and $171,000 in 2012 and thereafter.

(12)	Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

Balance as of December 31, 2007	$204,766,826
Marchex Voice Services acquisition adjustment	30,000
Other	(19,572)

Balance as of June 30, 2008	$204,777,254

(13)	Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2007	June 30, 2008
Internet domain names	$25,285,136	$25,470,815
Less accumulated amortization	(8,980,143)	(11,180,044)

Other intangible assets, net	16,304,993	14,290,771
Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(3,700,255)	(4,343,112)

License fee, net	799,745	156,888
Restricted cash	75,000	75,000
Other	202,089	309,592

Total intangibles and other assets, net	$17,381,827	$14,832,251

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

Amortization expense for internet domain names for the three months ended June 30, 2007 and 2008, was approximately $910,000 and $1.1 million, respectively, and for the six months ended June 30, 2007 and 2008, was approximately $1.6 million and $2.2 million, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $1.9 million for the remainder of 2008, $3.4 million in 2009, $2.9 million in 2010, $2.4 million in 2011, and $3.7 million in 2012 and thereafter.

(14)	Convertible Preferred Stock and Common Stock

During the six months ended June 30, 2008, the Company repurchased 2,008 shares of preferred stock for a total cash expenditure of approximately $409,000. The Company recorded a discount on the preferred stock redemption of approximately $47,000 and $73,000, during the three and six months ended June 30, 2008, respectively, which is the difference between the carrying value per share of the redeemed preferred shares and the $206.72 per share (plus commissions) paid by the Company to the preferred stockholders. The $47,000 and $73,000 were reflected as convertible preferred stock dividends and discount on preferred stock redemption, net in the Company’s consolidated statements of operations during the three and six months ended June 30, 2008, respectively. Approximately 4,016 shares of preferred stock remain outstanding as of June 30, 2008.

In April 2008, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on the Company’s Class A common stock and Class B common stock and $2.97 per share on the Company’s 4.75% convertible exchangeable preferred stock which was paid on May 15, 2008 to the holders of record as of the close of business on May 4, 2008. The aggregate quarterly dividend paid was approximately $819,000, of which $804,000 was for the common stock dividend.

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In August 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the year ended December 31, 2007, the Company repurchased approximately 2.2 million shares of Class B common stock for $22.1 million under this repurchase program and was recorded as treasury stock in the consolidated balance sheet.

During the six months ended June 30, 2008, the Company repurchased 1.8 million shares of Class B common stock for approximately $17.2 million at an average stock price of $10.80 per share. Of the 1.8 million shares, 210,600 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of June 30, 2008.

During the six months ended June 30, 2008, the Company’s board of directors approved the retirement of approximately 3.9 million shares of treasury stock. The excess of purchase price over par value of $39.2 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15)	Subsequent Events

In July 2008, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock and $2.97 per share on the Company’s 4.75% convertible exchangeable preferred stock. The Company will pay these dividends on August 15, 2008 to the holders of record as of the close of business on August 4, 2008. The Company expects to pay approximately $800,000 for these quarterly dividends.

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

Overview

We are a local search and advertising company and a leading publisher of local content. Our search- and call-based advertising solutions enable tens of thousands of local and national advertisers to efficiently reach consumers searching for products and services through our exclusive mix of high quality distribution points, including: (1) our proprietary Local Content Network, which we believe helps millions of consumers each month make better, more informed local decisions, (2) leading search engines such as Google, MSN, and Yahoo!, and (3) vertical publisher Web sites.

We have a suite of technology-based products and services that facilitate and support the efficient and cost-effective marketing and selling of goods and services for local and national advertisers who want to sell their products online; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Local Content Network. We believe that our Local Content Network is a significant source of local information online. It includes more than 200,000 of our owned and operated Web sites focused on helping users find and make informed decisions about where to get local products and services. It features listings from more than 15 million local businesses in the U.S and more than 2.9 million expert and user-generated reviews on local businesses across more than 20,000 categories. The more than 200,000 Web sites in our network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as bostonmortgage.com, chicagodoctors.com, seattleautorepairs.com, and others. Traffic to our Local Content Network is primarily monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based ad units, banner advertising and sponsorships.

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

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date. We have completed the following acquisitions since our inception:

•

On February 28, 2003, we acquired eFamily together with its direct wholly-owned subsidiary Enhance Interactive. eFamily was incorporated in Utah on November 29, 1999 under the name FocusFilter.com, Inc. Enhance Interactive was recently renamed Marchex Adhere PPC.

•	On October 24, 2003, we acquired TrafficLeader which was incorporated in Oregon on January 24, 2000 under the name Sitewise Marketing, Inc. Traffic Leader was recently renamed Marchex Connect NA.

•	On July 27, 2004, we acquired goClick which was incorporated in Connecticut on October 25, 2000.

•	On February 14, 2005, we acquired certain assets of Name Development which was incorporated in the British Virgin Islands in July 2000.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries, which was incorporated in Washington on March 6, 2002.

•	On July 27, 2005, we acquired IndustryBrains, which was incorporated in New York on January 31, 2002 and which was recently renamed Marchex Adhere SSC.

•	On May 1, 2006, we acquired certain assets of AreaConnect, which was formed in Delaware on June 5, 2002.

•	On May 26, 2006, we acquired certain assets of Open List, which was incorporated in Delaware on November 18, 2003.

•	On September 19, 2007, we acquired VoiceStar, which was incorporated in Pennsylvania on March 21, 1999 under the name TL Solutions, Inc. VoiceStar was recently renamed Marchex Voice Services.

We currently have offices in Seattle, Washington; Eugene, Oregon; Las Vegas, Nevada; Philadelphia, Pennsylvania; New York, New York; and Highlands Ranch, Colorado.

Acquisitions

We have completed the following acquisition since January 1, 2007 which has been accounted for as business combination.

VoiceStar

In September 2007, the Company acquired VoiceStar, Inc. which was recently renamed Marchex Voice Services (“Marchex Voice Services”), a provider of call-based advertising services for local advertisers. The purchase price consideration consisted of:

•	$13.6 million in cash and acquisition costs; plus

•	634,963 shares of restricted Class B common stock that vest over a period of two and one-half years.

The shares of restricted Class B common stock were issued to certain employees of Marchex Voice Services who became employees of the Company and were valued at approximately $5.9 million, which is recorded as compensation expense over the associated employment period during which these shares vest.

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

The comparative periods presented are for the three and six months ended June 30, 2007 and 2008.

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

Amortization of Intangible Assets from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets acquired in connection with our business acquisitions.

The intangible assets have been identified as:

•	non-competition agreements;

•	trade and Internet domain names;

•	distributor partner relationships;

•	advertising relationships;

•	patents; and

•	acquired technology.

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

As of June 30, 2008, we had federal net operating loss (NOL) carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of June 30, 2008, we had certain tax effected state NOL carryforwards of approximately $2.5 million. We do not have a history of taxable income in the relevant state and the state NOL carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state NOL carryforwards as of June 30, 2008.

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

The Company’s board of directors declared the following quarterly dividends in 2007 and 2008 on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2007	$2.97	February 2, 2007	$21	February 15, 2007
April 2007	$2.97	May 4, 2007	$18	May 15, 2007
July 2007	$2.97	August 3, 2007	$18	August 15, 2007
October 2007	$2.97	November 2, 2007	$18	November 15, 2007
January 2008	$2.97	February 4, 2008	$16	February 15, 2008
April 2008	$2.97	May 2, 2008	$15	May 15, 2008

In July 2008, the Company’s board of directors declared a quarterly dividend in the amount of $2.97 per share on its 4.75% convertible exchangeable preferred stock which will be paid on August 15, 2008 to the holders of record as of the close of business on August 4, 2008. We expect to pay approximately $12,000 for this quarterly dividend.

The preferred stock is convertible at the option of the holder at any time into shares of Class B common stock at a conversion rate of approximately 10.2041 shares of Class B common stock for each share of preferred stock, based on an initial conversion price of $24.50. The initial conversion price is subject to adjustment in certain events, including a non-stock fundamental change or a common stock fundamental change. In 2007, the Company repurchased 3,734 shares of preferred stock for a total cash expenditure of approximately $732,000. To date in 2008, the Company has repurchased an additional 2,008 shares of preferred stock for a total cash expenditure of approximately $409,000. Approximately 4,016 shares of preferred stock remain outstanding at June 30, 2008.

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

The terms of the preferred stock contain an exchange right, at our option, to convert the preferred stock, in whole but not in part, on any dividend payment date beginning on February 15, 2006 into our 4.75% convertible subordinated debentures (Debentures) at the rate of $250 principal amount of Debentures for each share of preferred stock. This embedded derivative will be reflected as an asset, if there is any value ascribed to it, and is subject to variable accounting. The right will be marked to market at each reporting date until such time as the right is exercised or expires. Based on a variety of factors including the assessed probability of exercise, no value has been ascribed to this right as of June 30, 2008. The Debentures, if issued, will mature 25 years after the exchange date.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2007 and 2008 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	46.5%	48.8%	48.4%	46.6%
Sales and marketing	21.2%	20.0%	20.5%	21.1%
Product development	7.6%	11.3%	7.7%	11.4%
General and administrative	12.0%	13.5%	11.7%	13.6%
Amortization of intangible assets from acquisitions	12.5%	10.4%	11.8%	9.8%
Facility relocation	0.2%	0.0%	0.3%	0.0%

Total operating expenses	100.0%	104.0%	100.4%	102.5%
Gain on sales and disposals of intangible assets, net	0.2%	2.9%	0.4%	5.4%

Income (loss) from operations	0.2%	(1.1%)	0.0%	2.9%
Other income (expense):
Interest income	2.1%	0.6%	2.2%	0.4%
Interest expense	0.0%	0.0%	0.0%	(0.1%)
Other	0.0%	0.0%	0.0%	0.0%

Total other income, net	2.1%	0.6%	2.2%	0.3%

Income (loss) before provision for income taxes	2.3%	(0.5%)	2.2%	3.2%
Income tax expense	1.3%	0.5%	1.2%	2.0%

Net income (loss)	1.0%	(1.0%)	1.0%	1.2%
Convertible preferred stock dividend and discount on preferred stock redemption, net	(0.2%)	(0.1%)	(0.1%)	(0.1%)

Net income (loss) applicable to common stockholders	1.2%	(0.9%)	1.1%	1.3%

Comparison of the Three months ended June 30, 2007 to the Three months ended June 30, 2008 and of the Six months ended June 30, 2007 to the Six months ended June 30, 2008

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Proprietary Traffic Revenues	$28,639,626	$31,266,435	$13,523,702	$16,599,077
Partner Network and Other Revenues	40,249,412	43,139,779	21,141,935	20,764,810

Total Revenues	$68,889,038	$74,406,214	$34,665,637	$37,363,887

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

Revenue increased 8%, from $34.7 million for the three months ended June 30, 2007 to $37.4 million in the same period in 2008. The increase in revenues was primarily attributable to proprietary traffic sources, including our portfolio of more than 200,000 Web sites. The majority of the revenues from our proprietary traffic sources are attributable to the Name Development, Pike Street and the AreaConnect portfolios of Web sites. We believe the increase in proprietary revenues is in part attributable to updates and enhancements for certain of the Web sites as well as increased sales, marketing and optimization efforts and expenditures.

Revenue increased 8%, from $68.9 million for the six months ended June 30, 2007 to $74.4 million in the same period in 2008. The increase in revenues was primarily attributable to increases in the revenues we generated from super-aggregator partners related to our local online advertising platform and call-based advertising services. In addition, $2.6 million of the increase in revenues was attributable to proprietary traffic sources, including our portfolio of more than 200,000 Web sites.

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

Expenses

Expenses were as follows:

	Six months ended June 30,				Three months ended June 30,
	2007	% of revenue	2008	% of revenue	2007	% of revenue	2008	% of revenue
Service costs	32,005,816	46%	36,301,616	49%	16,764,588	48%	17,414,301	47%
Sales and marketing	14,622,850	21%	14,867,783	20%	7,112,929	21%	7,896,035	21%
Product development	5,260,435	8%	8,439,573	11%	2,662,779	8%	4,252,469	11%
General and administrative	8,238,418	12%	10,033,984	14%	4,057,643	12%	5,074,875	14%
Amortization of intangible assets from acquisitions	8,597,388	12%	7,713,637	10%	4,074,254	12%	3,661,275	10%
Facility relocation	121,124	0%	—	0%	121,124	0%	—	0%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Service costs	$150,276	$225,658	$31,741	$86,087
Sales and marketing	462,158	856,714	89,800	326,004
Product development	939,944	806,998	450,692	396,289
General and administrative	3,677,557	3,847,338	1,770,488	1,860,856

Total stock-based compensation	$5,229,935	$5,736,708	$2,342,721	$2,669,236

See Note 3—”Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 4% from $16.8 million in the three months ended June 30, 2007 to $17.4 million in the same period in 2008. The increase was primarily attributable to an increase in facility, co-location, depreciation and amortization, personnel costs, stock compensation and other costs of $2.3 million, and an increase in Internet domain amortization of $186,000, partially offset by decreases in distribution partner payments, royalty and credit card processing fees of $1.8 million. This total increase in the cost amounts resulted primarily from the VoiceStar acquisition, a greater number of searches and platform advertiser accounts, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 48% of revenue in the three months ended June 30, 2007 as compared to 47% in 2008. The 2008 decrease as a percentage of revenue in service costs as compared to 2007 was primarily a result of an increase in the proportion of revenue attributable to proprietary traffic revenue as compared to our partner and other revenue sources for which there are related distribution partner payments. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage.

Service costs increased 13% from $32.0 million in the six months ended June 30, 2007 to $36.3 million in the same period in 2008. The increase was primarily attributable to an increase in facility, co-location, depreciation and amortization, personnel and other costs of $4.1 million, and an increase in Internet domain amortization of $664,000, partially offset by decreases in distribution partner payments, royalty and credit card processing fees of $484,000. Service costs represented 46% of revenue in the six months ended June 30, 2007 as compared to 49% in 2008. The 2008 increase as a percentage of revenue in service costs as compared to the same period in 2007 was primarily a result of additional amounts for our network, infrastructure and communication and personnel costs.

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

Sales and Marketing. Sales and marketing expenses increased 11%, from $7.1 million for the three months ended June 30, 2007 to $7.9 million in the same period in 2008. As a percentage of revenue, sales and marketing expenses was 21% for both the three months ended June 30, 2007 and 2008. The net increase in dollars was related primarily to an increase in personnel costs and amounts for branding related efforts. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue and as a result of additional stock-based compensation expense. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our recently updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Sales and marketing expenses increased 2%, from $14.6 million for the six months ended June 30, 2007 to $14.9 million in the same period in 2008. As a percentage of revenue, sales and marketing expenses were 21% and 20% for the six months ended June 30, 2007 and 2008, respectively. The increase in dollars was related primarily to an increase in personnel costs and amounts for branding related efforts, partially offset by a decrease in online and outside marketing efforts.

Product Development. Product development expenses increased 60%, from $2.7 million in the three months ended June 30, 2007 to $4.3 million in the same period in 2008. As a percentage of revenue, product development expenses were 8% and 11% for the three months ended June 30, 2007 and 2008, respectively. The increase in dollars was primarily due to an increase in personnel and consulting costs of $1.5 million. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

Product development expenses increased 60%, from $5.3 million in the six months ended June 30, 2007 to $8.4 million in the same period in 2008. As a percentage of revenue, product development expenses were 8% and 11% for the six months ended June 30, 2007 and 2008, respectively. The increase in dollars was primarily due to an increase in personnel and consulting costs, depreciation and other operating costs of $3.2 million.

General and Administrative. General and administrative expenses increased 25%, from $4.1 million in the three months ended June 30, 2007 to $5.1 million in the same period in 2008. The increase in dollars was primarily due to an increase in personnel and stock-based compensation costs of $545,000 and an increase in professional fees, facility costs, depreciation and other costs of $472,000. As a percentage of revenue, general and administrative expenses was 12% and 14% for the three months ended June 30, 2007 and 2008, respectively. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense and to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses increased 22%, from $8.2 million in the six months ended June 30, 2007 to $10.0 million in the same period in 2008. The increase in dollars was primarily due to an increase in personnel and stock-based compensation costs of $965,000 and an increase in professional fees, facility costs, depreciation, bad debt and other costs of $831,000. As a percentage of revenue, general and administrative expenses were 12% and 14% for the six months ended June 30, 2007 and 2008, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 10%, from $4.1 million in the three months ended June 30, 2007 to $3.7 million in the same period in 2008. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2007 and 2008. During the three months ended June 30, 2008, the components of amortization of intangibles were service costs of $3.2 million, sales and marketing of $406,000 and general and administrative of $75,000.

Intangible amortization expense decreased 10%, from $8.6 million in the six months ended June 30, 2007 to $7.7 million in the same period in 2008. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2007 and 2008. During the six months ended June 30, 2008, the components of amortization of intangibles were service costs of $6.6 million, sales and marketing of $954,000 and general and administrative of $200,000.

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

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $123,000 and $156,000 for the three and six months ended June 30, 2007, respectively, as compared to $2.0 million and $2.2 million for the three and six months ended June 30, 2008, respectively, and was primarily attributable to the sales and disposals of Internet domain name and other intangible assets.

Other Income, net. Other income, net was $748,000 in the three months ended June 30, 2007 and $133,000 in the same period in 2008. Other income, net was $1.5 million in the six months ended June 30, 2007 and $417,000 in the same period in 2008. The decrease in other income, net during the three and six months ended June 30, 2008 was primarily a result of the lower average cash balances, resulting from the Class B common stock repurchases, and lower interest rates.

Income Taxes. The income tax expense in the three months ended June 30, 2007 was $413,000 as compared to $733,000 in the same period in 2008. In the six months ended June 30, 2007, income tax expense was $887,000 as compared to $393,000 in the same period in 2008.

In the three and six months ended June 30, 2008, the effective tax rate of 61% and (104%), respectively, differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts. The effective tax rate of 56% and 54% in the three and six months ended June 30, 2007, respectively, differed from the expected tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts.

During the three months ended June 30, 2007 and 2008, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $1.0 million and $81,000, respectively, which were recorded as credits to additional paid in capital. During the six months ended June 30, 2007 and 2008, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $2.8 million and $140,000, respectively, which were recorded as credits to additional paid in capital.

Convertible Preferred Stock Dividends and Discount on Preferred Stock Redemption, net. The convertible preferred stock dividends and discount on preferred stock redemption, net, increased from $(23,000) in the three months ended June 30, 2007 to $(34,000) in the same period in 2008. The increase was primarily attributable to a decrease in the discount on preferred stock redemption in connection with our repurchase of 909 shares of preferred stock in 2007 as compared to our repurchase of 1,408 shares of preferred stock in 2008. The convertible preferred stock dividends, conversion payment and discount on preferred stock redemption, net, decreased from ($130,000) in the six months ended June 30, 2007 to ($45,000) in the same period in 2008. The decrease was primarily attributable to preferred dividends of $34,000 in 2007 compared to $28,000 in the same period in 2008, and a $164,000 discount on preferred stock redemption in connection with our repurchase of 3,734 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions) in 2007 as compared to a discount of $73,000 for the same period in 2008. Additionally, preferred stock dividends decreased in 2008 as a result of a reduction in preferred stock outstanding compared to the same period in 2007. Preferred stock dividends are based upon a dividend rate of 4.75%.

Net Income (Loss) Applicable to Common Stockholders. Net income applicable to common stockholders for the three months ended June 30, 2007 was $354,000 compared to $509,000 in the same period in 2008 as a result of the aforementioned factors. Net income (loss) applicable to common stockholders decreased from net income of $902,000 for the six months ended June 30, 2007 to net loss of $726,000 in the same period in 2008.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $29.0 million and we had contractual obligations of $4.5 million, of which $2.6 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefit related to stock options, facility relocation and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2008 of approximately $11.2 million consisted primarily of net loss of $771,000 adjusted for non-cash items of $17.9 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options, facility relocation and approximately $5.9 million used for working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2007 of approximately $16.8 million consisted primarily of net income of $772,000 adjusted for non-cash items of $14.1 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options, facility relocation and approximately $1.9 million provided by working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related click-throughs with the corresponding payments to the distribution partners who provide placement for the listings made only after delivery of related click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the six months ended June 30, 2007 and 2008. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

Cash used in investing activities for the six months ended June 30, 2008 of approximately $83,000 was primarily attributable to net purchases for property and equipment of $1.7 million, payments for the Marchex Voice Services acquisition totaling approximately $128,000, and purchases for Internet domain names or Web sites of approximately $189,000, offset by proceeds from the sales of intangible assets of approximately $1.9 million. Cash used in investing activities for the six months ended June 30, 2007 of approximately $12.3 million was primarily attributable to purchases for Internet domain names or Web sites of approximately $10.2 million and net purchases for property and equipment of $2.5 million, offset by proceeds from the sales of intangible assets of approximately $280,000. As a result of our acquisitions, we increased our property and equipment purchases for items such as network equipment and software, furniture, software and equipment for our personnel, and systems used to sell to and serve advertisers. As our operations increase, we expect property and equipment purchases will increase as we continue to invest in equipment and software for our systems and personnel. Additionally, we have expended amounts for product development initiatives as well as amounts recorded as part of property and equipment for internally developed software. We expect our expenditures for product development initiatives and internally developed software will increase in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash used in financing activities for the six months ended June 30, 2008 of approximately $18.6 million was primarily attributable to the repurchase of 1.8 million shares of Class B common stock for treasury stock and 2,008 shares of preferred stock totaling approximately $17.2 million and $409,000, respectively, and common stock and preferred stock dividend payments of $1.7 million, partially offset by net proceeds of approximately $697,000 from the sale of stock through employee stock options and employee stock plan purchases and $54,000 of excess tax benefit related to stock options. Cash provided by financing activities for the six months ended June 30, 2007 of approximately $3.4 million was primarily attributable to net proceeds of approximately $3.4 million from the sale of stock through employee stock options and employee stock purchases and $2.4 million of excess tax benefit related to stock options offset by common and preferred stock dividend payments of $1.7 million and the repurchase of 3,734 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions) totaling approximately $732,000. The following table summarizes our contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$2,616,615	$816,918	$1,786,724	$12,973
Capital leases	80,307	27,487	52,820	—
Other contractual obligations	1,799,667	1,135,645	620,480	43,542

Total contractual obligations (1), (2)	$4,496,589	$1,980,050	$2,460,024	$56,515

(1)	In February 2005 we entered into (i) a master agreement with an advertising partner with respect to our advertising business, and (ii) a license agreement with the same partner with respect to certain of the partner’s patents, including but not limited to U.S. Patent No. 6,269,361, pursuant to which we paid $4.5 million (and an additional $674,000 in certain circumstances), in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and is being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs. The royalty payments are not included in the above schedule. In August 2007, we entered into a new master agreement with the same partner which expires June 2009 and terminates and supersedes the February 2005 master agreement, except for the royalty provisions which are still in effect.

(2)	Under the terms of the preferred stock offering in February 2005, we have a quarterly dividend payment obligation. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share. Any dividends must be declared by our board of directors and must come from funds which are legally available for dividend payments.

During the six months ended June 30, 2008, we paid approximately $190,000 for the purchase of additional Internet domains. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used to finance permitted acquisitions. As of June 30, 2008, we had $30 million of availability under the credit agreement. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

We will have an annual dividend payment obligation under the terms of the preferred stock of $48,000 based upon approximately 4,016 convertible preferred shares outstanding as of June 30, 2008. Dividends are cumulative and payable quarterly on the 15th day of February, May, August and November, commencing May 15, 2005 at an annual rate of $11.875 per preferred share.

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

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. In February 2008, our Board of Directors authorized an increase in the share repurchase program to provide for the repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. In August 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the six months ended June 30, 2008, approximately 1.8 million shares of Class B common stock were repurchased.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2008, quarterly dividends were paid on February 15 and May 15 to Class A and Class B common stockholders of record as of the close of business on February 2 and May 4, respectively. The aggregate quarterly dividend paid in May 2008 was approximately $804,000.

In July 2008, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock and $2.97 per share on our 4.75% convertible exchangeable preferred stock. Marchex will pay these dividends on August 15, 2008 to the holders of record as of the close of business on August 4, 2008.

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

We apply EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21), to account for revenue arrangements with multiple deliverables. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

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

Under SFAS 123R, we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3—”Stock-based Compensation Plans” in the condensed consolidated financial statements for additional information.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill in the acquiree. The pronouncement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for us on January 1, 2009. We are in the process of evaluating the effect that SFAS 141R will have on our financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP SFAS 142-3 also adds additional disclosures to be included in financial statements. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently evaluating the impact, if any, that FSP SFAS 142-3 will have on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1), which addresses whether instruments granted in share-based payment transaction are participating securities prior to vesting and would need to be included in the earnings allocation in computing earnings per share under the two-class method of SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact, if any, that FSP EITF 03-6-1 will have on its financial statements.

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

Our existing credit facility bears interest at a rate which will be, at our option, either: (i) the applicable margin rate (depending on our leverage) plus the one-month LIBOR rate reset daily, or (b) the applicable margin rate plus the 1, 2, 3, or 6-month LIBOR rate. This facility is exposed to market rate fluctuations and may impact the interest paid on any borrowings under the credit facility. Currently, we have no borrowings under this facility; however, an increase in interest rates would impact interest expense on future borrowings.

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

Changes in Internal Controls

During the quarter ended June 30, 2008, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was filed with the SEC on May 8, 2008, as set forth below. We do not believe any of the changes constitute material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003, which was recently renamed Marchex Adhere PPC, TrafficLeader in October 2003, which was recently renamed Marchex Connect NA, and goClick in July 2004. In February and April 2005, we completed the acquisitions of certain assets of Name Development and Pike Street Industries, respectively. In July 2005 we completed the acquisition of IndustryBrains, which was recently renamed Marchex Adhere SSC. In May 2006 we completed the acquisition of certain assets of AreaConnect and Open List. In September 2007, we completed the acquisition of VoiceStar, which was recently renamed Marchex Voice Services.

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

We had an accumulated deficit of $8.5 million as of June 30, 2008. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, and acquiring additional businesses. In addition, commencing January 1, 2006, we began expensing the fair value of stock options granted in connection with our adoption of the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R).

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

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our advertiser listings. Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 7% of our total revenue for the six months ended June 30, 2008. Separately, Yahoo! was responsible for 14% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

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

We rely on certain advertiser aggregators, resellers and agencies, including AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., The Cobalt Group and Intelius, Inc., for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser aggregators, resellers and agencies or a decrease in revenue from these aggregator partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

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

Advertisers provided to us by these aggregators partners may in certain cases be subject to negotiated terms and conditions separate from those applied to online clients accepted and processed through our automated advertiser management platform. In some cases, the applicable contract terms may be the result of legacy or industry association documentation or simply customized advertising solutions for large aggregators and agencies. In any case, as a consequence of such varying terms and conditions, we may be subject to claims or credit risks that we may otherwise mitigate more efficiently across our automated advertiser management platform.

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

•

We are obligated to pay quarterly dividends to the holders of preferred stock at an annual rate of $11.875 per preferred share. There are currently approximately 4,016 shares of preferred stock outstanding following the conversions into shares of Class B common stock or cash repurchases that have occurred to date.

•

In November 2006, our board of directors authorized the repurchase of up to 3.0 million shares of our Class B common stock and the initiation of a quarterly cash dividend to the holders of common stock at an annual rate of $0.08 per common share. In February 2008, our board of directors authorized the repurchase of up to an additional 2.0 million shares of our Class B common stock. In August 2008, our board of directors authorized the repurchase of up to an additional 1.0 million shares of our Class B common stock. To date, we have repurchased approximately 3.9 million of our Class B common shares under the repurchase program.

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

Further, as of June 30, 2008, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 92% of the combined voting power of our outstanding capital stock, excluding shares of Class B common stock issuable upon conversion of preferred stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

Factors that could affect our ability to achieve these benefits include:

•

A significant amount of revenue attributed to our network of Web sites comes through our agreement with Yahoo! and its subsidiaries. Under our agreement, Yahoo! has certain limited exclusive and preferential rights with respect to the commercialization of many of these Web sites through paid listings. Yahoo! controls the delivery of a portion of the paid listings to many of these Web sites. As a result, the monetization of these Web sites is presently largely dependent on the revenue from the paid listings allocated by Yahoo! and its subsidiaries to these Web sites. This allocation may depend on Yahoo!’s advertiser base, internal policies in effect from time to time, perceived quality of traffic, origin of traffic, history of performance and conversion, technical and network changes made by Yahoo!, among many factors and determinations which may or may not be controlled by us or known to us. In addition to the aforementioned factors, if our business relationship with Yahoo! is terminated we may not be able to replace it with another large-scale provider of paid listings under terms which allow us to increase or maintain the amount of revenue attributable to our network of Web sites.

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

Subsidiaries of the Company provide information and analytics services to certain advertisers and aggregators that may include the enhanced transmission of voice services. In connection therewith, the Company, through its subsidiaries, obtains certain telecommunications products and services from carriers in order to deliver these packages of information and analytic services.

Although the Company believes that these information and analytics services in the form provided by the Company are not currently subject to federal and state telecommunications laws and regulations, those laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. Nonetheless, if our carrier vendors were to be subject to any changes in applicable law or regulation (or interpretations thereof), then we in turn may be subject to increased costs for their products and services or receive products and services that may be of less value to our customers, which in turn could adversely affect our business and operating results. Furthermore, in the event that any federal or state regulators were to expand the scope of the applicable law and regulation or their application to include the businesses or certain endusers and information service providers, then our business and operating results could also be adversely affected.

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

The trading prices of our Class B common stock and preferred stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $7.51 to $26.14 per share through June 30, 2008. Since our February 2005 follow-on offering, the closing sale price of our preferred stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $150.71 to $267.00 per share through June 30, 2008. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

•

sales and purchases of stock by us or by our stockholders, including sales by certain of our executive officers and directors pursuant to written pre-determined selling and purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934; and

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

As of June 30, 2008, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 91% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 92% of the combined voting power of all outstanding shares of our capital stock excluding shares of Class B common stock issuable upon conversion of the preferred stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We have paid a quarterly dividend on our preferred stock since May 2005. We have initiated and paid a quarterly dividend on our common stock since November 2006. However, there is no assurance that we will be able to pay dividends in the future. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2008, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
April 1, 2008 – April 30, 2008	195,861		$10.32	195,861	1,821,787
May 1, 2008 – May 31, 2008	810,412	(2)	$10.99	610,412	1,211,375
June 1, 2008 – June 30, 2008	38,300		$12.71	38,300	1,173,075
Total Class B Common Shares	1,044,573		$11.05	844,573	1,173,075

April 1, 2008 – April 30, 2008	654		$195.00 (plus commission)
May 1, 2008 – May 31, 2008	—		—
June 1, 2008 – June 30, 2008	754		$216.92 (plus commission)
Total Preferred Shares (3)	1,408		$206.72 (plus commission)

(1)	On November 15, 2006, we announced that our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program to allow the Company to repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In August 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. This table does not reflect the August 2008 share increase to the share repurchase program.

(2)	Includes 200,000 shares of restricted equity subject to vesting which were issued to a certain employee. We repurchased the shares which were not already vested upon termination of employment.

(3)	The preferred shares were repurchased pursuant to privately negotiated transactions.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 9, 2008, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Russell C. Horowitz (with shares representing 299,598,758 votes voting for and 1,796,034 votes withheld), Dennis Cline (with shares representing 294,889,071 votes voting for and 6,505,721 votes withheld), Anne Devereux (with shares representing 301,301,876 votes voting for and 92,916 votes withheld), Jonathan Fram (with shares representing 294,888,969 votes voting for and 6,505,823 withheld), Nicolas Hanauer (with shares representing 294,860,838 votes voting for and 6,533,954 withheld) and John Keister (with shares representing 301,302,347 votes voting for and 92,445 votes withheld).

The stockholders also ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008 (with shares representing 301,342,585 votes voting for 36,462 votes against and 15,745 votes abstaining).

Item 6.	Exhibits

Exhibits are incorporated herein by reference or filed with this report as indicated below (numbered in accordance with Item 601 of Registration S-K).

Exhibits:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among the Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated as of July 21, 2004, by and among the Registrant, Project TPS, Inc., goClick.com, Inc and the Sole Stockholder of goClick.com, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004 and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and among the Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004 and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated as of April 26, 2005, by and among the Registrant, Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2005 and incorporated herein by reference).

2.6	Agreement and Plan of Merger, dated as of July 27, 2005, by and among the Registrant, Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2005 and incorporated herein by reference).

2.7	Asset Purchase Agreement, dated as of May 1, 2006, by and among the Registrant, MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2006 and incorporated herein by reference).

2.8	Asset Purchase Agreement, dated as of May 26, 2006, by and among the Registrant, MDNH, Inc., OpenList, Inc., Brian Harriman, the stockholders of OpenList, Inc., and with respect to the Articles VI and XI only, Brad Gerstner as stockholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2006 and incorporated herein by reference).

2.9	Cash Repurchase Agreement, dated as of December 5, 2006, by and between the Registrant and Piper Jaffray & Co (Filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2007 and incorporated herein by reference).

2.10	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Marchex, Inc., VoiceStar, Inc., and the Shareholders of VoiceStar, Inc (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2007 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

Exhibit Number	Description of Document

3.2	Amended and Restated Certificate of Incorporation of the Registrant (Filed with Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

3.3	Preferred Stock Certificate of Designations (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2005 and incorporated herein by reference; provided, however, that the Registrant does not incorporate by reference any information contained in, or exhibits submitted on, a Form 8-K that was expressly furnished and not filed).

3.4	By-laws of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (Filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004 and incorporated herein by reference).

4.2	Specimen stock certificate representing shares of 4.75% Convertible Exchangeable Preferred Stock of the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on February 4, 2005 and incorporated herein by reference).

4.3	Representative’s Warrant Agreement for Sanders Morris Harris Inc. (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

4.4	Representative’s Warrant Agreement for National Securities Corporation (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

4.5	Indenture (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on February 4, 2005 and incorporated herein by reference).

*10.1	Amended and Restated 2003 Stock Incentive Plan (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.2	Sublease Assignment and Assumption Agreement, dated as of January 18, 2003, by and between Marrch Holdings, LLC, the Registrant and Ecology and Environment, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.3	Office Lease, dated as of September 5, 2003, by and between the Registrant and Selig Real Estate Holdings Five (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.4	Sublease, dated as of March 13, 2000, by and between MyFamily.com, Inc. and ah-ha.com, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.5	Indenture of Lease, dated as of August 31, 2001, by and between A&A Properties, N.W., L.L.C. and Sitewise Marketing, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.6	Sublease, dated as of June 1, 2003, by and between Radiant Marketing Solutions, Inc., as sublessor, and Sitewise Marketing, Inc., as sublessee, and Jerry Wiant and Bruce Fabbri, as guarantors (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.7	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.8	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

Exhibit Number	Description of Document

*10.9	2004 Employee Stock Purchase Plan (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.10	Letter of Intent, dated as of February 11, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.11	Sublease, dated as of March 1, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.12	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.13	Sublease Agreement, dated September 9, 2004, by and between Registrant and G. Russell Knobel and Associates, Inc. (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004 and incorporated herein by reference).

10.14	Commercial Lease, entered into as of September 14, 2004, by and between Registrant and TrafficLeader, Inc. and A&A Properties Northwest (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004 and incorporated herein by reference).

10.15	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.16	Overture Master Agreement, effective February 14, 2005, by and between Overture Services, Inc., Overture Search Services (Ireland) Limited and MDNH, Inc. (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.17	Master Services Terms and Conditions for Agencies and Resellers, dated effective as of September 14, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.18	Amendment to the Master Services Terms and Conditions for Agencies and Resellers, dated as of November 23, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

*10.19	2004 Employee Stock Purchase Plan, as amended on December 8, 2005 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005 and incorporated herein by reference).

*10.20	Marchex, Inc. Annual Incentive Plan (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

*10.21	Form of Restricted Stock Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

*10.22	Form of Retention Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

+10.23	YAHOO! Publisher Network Agreement # 1-8196149, effective July 1, 2007, by and between Overture Services, Inc. d/b/a YAHOO! Search Marketing, Overture Search Services (Ireland) Limited, MDNH, Inc., and MDNH International Ltd (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007 and incorporated herein by reference).

*10.24	Executive Employment Agreement effective as of August 1, 2007, by and between IndustryBrains, LLC, Marchex, Inc. and William Day (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007 and incorporated herein by reference).

Exhibit Number	Description of Document

+10.25	Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 11, 2007 and incorporated herein by reference).

++10.26†	Credit Agreement dated as of April 1, 2008, by and between Marchex, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, and U.S. Bank National Association, as administrative agent.

31(i)†	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31(ii)†	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1††	Certification of CEO pursuant to Section 1350.

32.2††	Certification of CFO pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement.

(+)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.

(++)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

†	Filed herewith.

††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

August 11, 2008