Form 10-Q
period 2008-09-30
MARCHEX INC
filed 2008-11-10
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 7, 2008
Class A common stock, par value $.01 per share	10,959,216
Class B common stock, par value $.01 per share	27,517,985

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2007	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$36,456,307	$29,088,528
Accounts receivable, net	18,307,386	19,555,766
Prepaid expenses and other current assets	2,118,390	3,357,625
Refundable taxes	1,693,695	3,717,520
Deferred tax assets	867,465	1,207,027

Total current assets	59,443,243	56,926,466
Property and equipment, net	7,357,903	6,406,618
Deferred tax assets	7,447,315	8,245,650
Intangible and other assets, net	17,381,827	14,584,907
Goodwill	204,766,826	204,785,718
Intangible assets from acquisitions, net	23,797,231	12,892,421

Total assets	$320,194,345	$303,841,780

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,625,779	$11,075,737
Accrued expenses and other current liabilities	3,668,342	6,319,468
Deferred revenue	2,906,379	2,323,834

Total current liabilities	18,200,500	19,719,039
Other non-current liabilities	105,370	42,253

Total liabilities	18,305,870	19,761,292
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	1,446,649	964,689
Class A common stock	113,717	112,217
Class B common stock	321,061	286,655
Treasury stock	(22,116,275)	(8,526,660)
Additional paid-in capital	329,835,529	298,412,133
Accumulated deficit	(7,712,206)	(7,168,546)

Total stockholders’ equity	301,888,475	284,080,488

Total liabilities and stockholders’ equity	$320,194,345	$303,841,780

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Revenue	$102,382,626	$111,563,744	$33,493,588	$37,157,530

Expenses:
Service costs (1), (2)	50,821,449	51,745,487	18,815,633	15,443,871
Sales and marketing (1), (2)	19,651,548	23,330,681	5,028,698	8,462,898
Product development (1), (2)	8,563,161	13,189,709	3,302,726	4,750,136
General and administrative (1), (2)	12,791,276	15,190,526	4,552,858	5,156,542
Amortization of intangible assets from acquisitions (3)	12,604,730	10,879,203	4,007,342	3,165,566
Facility relocation	121,124	—	—	—

Total operating expenses	104,553,288	114,335,606	35,707,257	36,979,013
Gain on sales and disposals of intangible assets, net	282,079	3,766,608	126,569	1,611,341

Income (loss) from operations	(1,888,583)	994,746	(2,087,100)	1,789,858
Other income (expense):
Interest income	2,130,433	599,374	663,513	149,592
Interest and line of credit expense	(5,524)	(62,490)	(2,148)	(28,259)
Other	(3,243)	879,740	—	877,885

Total other income, net	2,121,666	1,416,624	661,365	999,218

Income (loss) before provision for income taxes	233,083	2,411,370	(1,425,735)	2,789,076
Income tax expense	982,077	1,824,396	95,311	1,431,120

Net income (loss)	(748,994)	586,974	(1,521,046)	1,357,956
Convertible preferred stock dividends and discount on preferred stock redemption, net	(113,039)	(32,657)	16,991	11,928

Net income (loss) applicable to common stockholders	$(635,955)	$619,631	$(1,538,037)	$1,346,028

Basic and diluted net income (loss) applicable to Class A and Class B common stockholders	$(0.02)	$0.02	$(0.04)	$0.04
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	11,614,527	10,965,238	11,559,216	10,959,216
Class B	27,835,316	25,860,205	27,544,679	25,207,357
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	11,614,527	10,965,238	11,559,216	10,959,216
Class B	39,449,843	37,484,212	39,103,895	36,852,998

(1) Excludes amortization of intangible assets from acquisitions

(2) Includes stock-based compensation as follows:

Service costs	$302,066	$414,222	$151,790	$188,564
Sales and marketing	836,606	1,443,728	374,448	587,014
Product development	1,543,017	1,360,011	603,073	553,013
General and administrative	5,534,195	5,766,743	1,856,638	1,919,405

Total	$8,215,884	$8,984,704	$2,985,949	$3,247,996

(3) Components of amortization of intangible assets from acquisitions:

Service costs	$9,480,510	$9,528,725	$3,135,890	$2,970,010
Sales and marketing	2,145,000	1,116,667	715,000	162,223
General and administrative	979,220	233,811	156,452	33,333

Total	$12,604,730	$10,879,203	$4,007,342	$3,165,566

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(748,994)	$586,974
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	19,216,650	18,446,956
Facility relocation costs	113,043	2,918
Loss (gain) on sales of fixed assets, net	3,243	(2,874)
Gain on sales and disposals of intangible assets, net	(282,079)	(3,766,608)
Allowance for doubtful accounts and advertiser credits	833,270	2,520,978
Stock-based compensation	8,215,884	8,984,704
Deferred income taxes	(3,988,557)	(1,137,897)
Excess tax benefit related to stock options	(2,462,978)	(60,263)
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	2,411,867	(3,769,358)
Refundable taxes	1,623,819	(1,739,002)
Prepaid expenses, other current assets and restricted cash	977,551	(2,405,503)
Accounts payable	356,279	(372,277)
Accrued expenses and other current liabilities	799,611	2,677,238
Deferred revenue	510,682	(586,418)
Other non-current liabilities	(6,822)	(19,476)

Net cash provided by operating activities	27,572,469	19,360,092
Cash flows from investing activities:
Purchases of property and equipment	(2,973,292)	(2,685,493)
Cash paid, net of recoveries, for acquisitions	(12,945,544)	(127,522)
Proceeds from sales of property and equipment	8,115	38,043
Proceeds from sales of intangible assets	686,506	3,918,889
Purchases of intangibles and changes in other non-current assets	(10,573,926)	(200,245)

Net cash (used in) provided by investing activities	(25,798,141)	943,672
Cash flows from financing activities:
Deferred financing costs paid	—	(89,955)
Capital lease obligation principal payments	(14,872)	(35,173)
Excess tax benefit related to stock options	2,462,978	60,263
Preferred stock dividends payments	(56,374)	(43,314)
Repurchase of convertible preferred stock	(732,368)	(408,964)
Repurchase of Class B common stock for treasury stock	(13,592,482)	(25,719,732)
Common stock dividends payments	(2,483,456)	(2,417,063)
Proceeds from exercises of stock options	3,672,499	949,055
Proceeds from employee stock purchase plan	60,260	33,340

Net cash used in financing activities	(10,683,815)	(27,671,543)

Net decrease in cash and cash equivalents	(8,909,487)	(7,367,779)
Cash and cash equivalents at beginning of period	46,105,827	36,456,307

Cash and cash equivalents at end of period	$37,196,340	$29,088,528

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other period. The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2007 and September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2008.

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

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Proprietary Traffic Sources	$38,611,137	$50,986,358	$9,971,511	$19,719,923
Partner and Other Revenue Sources	63,771,489	60,577,386	23,522,077	17,437,607

Total Revenue	$102,382,626	$111,563,744	$33,493,588	$37,157,530

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

The per share fair value of stock options granted during the three and nine months ended September 30, 2007 and 2008 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	4.15 - 4.91%	2.34%	4.15%	2.63%
Expected volatility	52%	53.6%	52%	53%
Expected dividend yield	0.6%	0.6%	0.6%	0.6%

Stock option activity during the nine months ended September 30, 2008 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2007	4,872,788	$12.94	7.61	$5,881,886
Options granted	1,217,250	10.32
Options exercised	(162,465)	5.84
Options canceled	(313,972)	16.57
Options forfeited	(462,981)	13.72

Balance at September 30, 2008	5,150,620	$12.25	6.71	$4,585,139

Restricted stock activity during the nine months ended September 30, 2008 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2007	3,240,266	$12.44
Granted	163,600	10.43
Vested	(629,437)	12.16
Forfeited	(216,000)	9.51

Unvested at September 30, 2008	2,558,429	$12.62

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R during the three and nine months ended September 30, 2007 and 2008:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Total stock-based compensation included in net income (loss)	$8,216,000	$8,985,000	$2,986,000	$3,248,000
Income tax benefit related to stock-based compensation included in net income (loss)	$2,148,000	$2,415,000	$755,000	$901,000

(4)	Net Income (Loss) Per Share

We compute net income (loss) per share of Class A and Class B common stock in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”) using the two class method. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net income (loss) per share of Class B common stock assumes the conversion of Class A common stock to Class B common stock, while the diluted net income (loss) per share of Class A common stock does not assume the conversion of those shares.

In accordance with EITF 03-06, Participating Securities and the Two Class Method under FASB Statement No. 128, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on our common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be and have been paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in our net assets in the event of liquidation, we have allocated undistributed earnings (losses) on a proportionate basis. Additionally, the Company has paid dividends equally to both classes of common stock since it initiated a quarterly cash dividend in November 2006.

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended:

	Nine months ended September 30,				Three months ended September 30,
	2007		2008		2007		2008
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$(220,513)	$(528,481)	$174,779	$412,195	$(449,625)	$(1,071,421)	$411,489	$946,467
Convertible preferred stock dividends	(14,964)	(35,864)	(12,010)	(28,324)	(5,023)	(11,968)	(3,614)	(8,314)
Discount on redemption of preferred stock	48,244	115,623	21,734	51,257	—	—	—	—

Net income (loss) applicable to common stockholders	$(187,233)	$(448,722)	$184,503	$435,128	$(454,648)	$(1,083,389)	$407,875	$938,153

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	11,614,527	27,835,316	10,965,238	25,860,205	11,559,216	27,544,679	10,959,216	25,207,357

Basic net income (loss) per share applicable to common stockholders	$(0.02)	$(0.02)	$0.02	$0.02	$(0.04)	$(0.04)	$0.04	$0.04

The following table reconciles the Company’s reported net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended:

	Nine months ended September 30,				Three months ended September 30,
	2007		2008		2007		2008
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$(220,513)	$(528,481)	$174,779	$412,195	$(449,625)	$(1,071,421)	$411,489	$946,467
Convertible preferred stock dividends	(14,964)	(35,864)	(12,010)	(28,324)	(5,023)	(11,968)	(3,614)	(8,314)
Discount on redemption of preferred stock	48,244	115,623	—	—	—	—	—	—
Convertible preferred stock dividends on redeemed preferred stock	—	—	1,912	4,509	—	—	—	—
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	(187,233)	—	164,681	—	(454,648)	—	407,875

Net income (loss) applicable to common stockholders	$(187,233)	$(635,955)	$164,681	$553,061	$(454,648)	$(1,538,037)	$407,875	$1,346,028

	Nine months ended September 30,				Three months ended September 30,
	2007		2008		2007		2008
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	11,614,527	27,835,316	10,965,238	25,860,205	11,559,216	27,544,679	10,959,216	25,207,357
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	—	—	650,358	—	—	—	686,425
Weighted average number of shares from assumed conversion of preferred stock redeemed	—	—	—	8,411	—	—	—	—
Conversion of Class A to Class B common shares outstanding	—	11,614,527	—	10,965,238	—	11,559,216	—	10,959,216

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	11,614,527	39,449,843	10,965,238	37,484,212	11,559,216	39,103,895	10,959,216	36,852,998

Diluted net income (loss) per share applicable to common stockholders	$(0.02)	$(0.02)	$0.02	$0.02	$(0.04)	$(0.04)	$0.04	$0.04

For the three and nine months ended September 30, 2007, respectively, the net loss applicable to common stockholders used in computing basic and diluted net loss per share applicable to common stockholders included the preferred stock dividends and the discount on the redemption of 0 and 3,734 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $0 and $164,000. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $732,000 for the nine months ended September 30, 2007. The weighted average number of shares used to calculate the diluted net loss per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

For the three and nine months ended September 30, 2008, respectively, the net income applicable to common stockholders used in computing basic net income per share applicable to common stockholders included the preferred stock dividends and the discount on the redemption of 0 and 2,008 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $0 and $73,000. The diluted net income applicable to common stockholders excluded the discount on the preferred stock redemption and any convertible stock dividends paid during the period on the redeemed shares. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $206.72 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $409,000, for the nine months ended September 30, 2008. The weighted average number of shares used to calculate the diluted net income per share includes the weighted average number of shares from the assumed conversion of the redeemed preferred stock and the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•

For the three and nine months ended September 30, 2007 and 2008, respectively, 66,095 shares and 53,285 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•

For the three and nine months ended September 30, 2007, outstanding options to acquire 4,725,577 shares of Class B common stock with a weighted average exercise price of $13.08 per share. For the three months ended September 30, 2008, outstanding options to acquire 4,414,726 shares of Class B common stock with a weighted average exercise price of $13.65 per share. For the nine months ended September 30, 2008, outstanding options to acquire 4,534,243 shares of Class B common stock with a weighted average exercise price of $13.74 per share.

•

For the three and nine months ended September 30, 2007, 3,343,210 shares of unvested Class B restricted common shares at September 30, 2007 issued to employees and in connection with acquisitions. For the three and nine months ended September 30, 2008, 17,354 shares of unvested Class B restricted common shares at September 30, 2008 issued to employees and in connection with acquisitions. Unvested shares were excluded from the computation of basic net loss per share.

(5)	Concentrations

The Company maintains substantially all of their cash and cash equivalents with one financial institution.

A significant portion of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors.

There were no distribution partners representing more than 10% of consolidated revenue for the three and nine months ended September 30, 2007 and 2008.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Nine months ended September 30,			Three months ended September 30,
	2007		2008	2007		2008
Advertiser A	35%		12%	28%		*
Advertiser B		*	13%		*	13%
Advertiser C		*	11%		*	13%
Advertiser D		*	12%		*	16%

*	Less than 10% of revenue.

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2007	At September 30, 2008
Advertiser A	24%	11%
Advertiser B	21%	27%
Advertiser C	*	*
Advertiser D	*	11%
Advertiser E	*	13%

*	Less than 10% of accounts receivable.

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

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
United States	96%	97%	97%	97%
Canada	1%	1%	1%	2%
Other countries	3%	2%	2%	1%

	100%	100%	100%	100%

(7)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2007	September 30, 2008
Computer and other related equipment	$5,914,195	$7,885,473
Purchased and internally developed software	7,359,058	7,504,914
Furniture and fixtures	371,777	498,530
Leasehold improvements	222,545	303,573

	13,867,575	16,192,490
Less: accumulated depreciation and amortization	(6,509,672)	(9,785,872)

Property and equipment, net	$7,357,903	$6,406,618

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $192,000 and $0 of internally developed software costs that had not commenced amortization as of December 31, 2007 and September 30, 2008, respectively.

Depreciation and amortization expense, incurred by the Company, related to property and equipment was approximately $892,000 and $1.1 million for the three months ended September 30, 2007 and 2008, respectively, and $2.5 million and $3.3 million for the nine months ended September 30, 2007 and 2008, respectively.

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

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
Remainder of 2008	$13,318	$402,064	$743,811	$1,159,193
2009	45,125	1,626,075	1,063,503	2,734,703
2010	7,695	220,874	41,017	269,586
2011	—	12,973	29,028	42,001
2012	—	—	14,514	14,514

Total minimum payments	$66,138	$2,261,986	$1,891,873	$4,219,997
Less: amounts representing interest	(8,429)

Present value of lease obligation	57,709
Less: current portion	(42,985)

Long-term portion	$14,724

Rent expense incurred by the Company was approximately $301,000 and $399,000 for the three months ended September 30, 2007 and 2008, respectively, and $913,000 and $1.1 million for the nine months ended September 30, 2007 and 2008, respectively.

(9)	Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement matures and all outstanding borrowings are due in April 2011. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. As of September 30, 2008, the Company had $30 million of availability under the Credit Agreement.

(10)	Contingencies, Other Income and Taxes

(a) Contingencies

The Company is involved in legal and administrative proceedings and claims of various types from time to time. While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition or results of operations or liquidity.

(b) Other Income

Other income was $878,000 in the three months ended September 30, 2008 and $880,000 in the nine months ended September 30, 2008. Other income for the three and nine months ended September 30, 2008 was primarily a result of $877,000 of service fees on inactive customer accounts and cash related to a litigation settlement.

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

The Company did not have any material amounts of unrecognized tax benefits as of December 31, 2007 and September 30, 2008. Also, the Company did not have any material amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2003 are within the statue of limitations and remain subject to examination.

(11)	Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationships	$11,340,000	$(8,071,418)	$3,268,582
Distribution partner relationships	3,100,000	(2,929,032)	170,968
Non-compete agreements	10,360,000	(9,652,939)	707,061
Trademarks/domains	42,783,611	(27,031,313)	15,752,298
Acquired technology	16,900,000	(13,001,678)	3,898,322

	$84,483,611	$(60,686,380)	$23,797,231

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationships	$11,340,000	$(10,103,085)	$1,236,915
Distribution partner relationships	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,059,250)	300,750
Trademarks/domains	42,619,096	(33,183,647)	9,435,449
Acquired technology	16,900,000	(14,980,693)	1,919,307

	$84,319,096	$(71,426,675)	$12,892,421

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company for the three months ended September 30, 2007 and 2008, was approximately $4.0 million and $3.2 million, respectively, and for the nine months ended September 30, 2007 and 2008 was approximately $12.6 million and $10.9 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $2.9 million for the remainder of 2008, $5.5 million in 2009, $2.4 million in 2010, $1.2 million in 2011, and $892,000 in 2012 and thereafter.

(12)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

Balance as of December 31, 2007	$204,766,826
Marchex Voice Services acquisition adjustment	48,249
Other	(29,357)

Balance as of September 30, 2008	$204,785,718

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the three months ended September 30, 2008, the Company’s stock price approached or dropped below the then book value per share. If the Company’s stock price were to trade below book value per share for a extended period of time and/or the Company continues to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of its goodwill. The Company will perform its annual impairment test on goodwill in the fourth quarter of 2008.

(13)	Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2007	September 30, 2008
Internet domain names	$25,285,136	$25,485,492
Less accumulated amortization	(8,980,143)	(12,112,545)

Other intangible assets, net	16,304,993	13,372,947
Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(3,700,255)	(4,500,000)

License fee, net	799,745	—
Restricted cash	75,000	20,000
Registration fees, net	—	895,663
Other	202,089	296,297

Total intangibles and other assets, net	$17,381,827	$14,584,907

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

Amortization expense for internet domain names for the three months ended September 30, 2007 and 2008, was approximately $1.2 million and $933,000, respectively, and for the nine months ended September 30, 2007 and 2008, was approximately $2.8 million and $3.1 million, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $975,000 for the remainder of 2008, $3.4 million in 2009, $2.9 million in 2010, $2.4 million in 2011, and $3.7 million in 2012 and thereafter.

(14)	Convertible Preferred Stock and Common Stock

During the nine months ended September 30, 2008, the Company repurchased approximately 2,000 shares of preferred stock for a total cash expenditure of approximately $409,000. The Company recorded a discount on the preferred stock redemption of approximately $0 and $73,000, during the three and nine months ended September 30, 2008, respectively, which is the difference between the carrying value per share of the redeemed preferred shares and the $206.72 per share (plus commissions) paid by the Company to the preferred stockholders. The $73,000 was reflected as convertible preferred stock dividends and discount on preferred stock redemption, net in the Company’s consolidated statements of operations during the nine months ended September 30, 2008. Approximately 4,000 shares of preferred stock remained outstanding as of September 30, 2008. In October 2008, the Company redeemed the remaining outstanding preferred shares for approximately $1.0 million.

In July 2008, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on the Company’s Class A common stock and Class B common stock and $2.97 per share on the Company’s 4.75% convertible exchangeable preferred stock which was paid on August 15, 2008 to the holders of record as of the close of business on August 4, 2008. The aggregate quarterly dividend paid was approximately $804,000, of which $792,000 was for the common stock dividend.

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

During the nine months ended September 30, 2008, the Company repurchased 2.6 million shares of Class B common stock for approximately $25.7 million at an average stock price of $10.84 per share. Of the 2.6 million shares, 948,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of September 30, 2008.

During the nine months ended September 30, 2008, the Company’s board of directors approved the retirement of approximately 3.9 million shares of treasury stock. The excess of purchase price over par value of $39.3 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15)	Subsequent Events

In October 2008, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on November 17, 2008 to the holders of record as of the close of business on November 6, 2008. The Company expects to pay approximately $770,000 for these quarterly dividends.

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

Overview

We are a local search and advertising company and a leading publisher of local content. Our search- and call-based advertising solutions enable tens of thousands of local and national advertisers to efficiently reach consumers searching for products and services through our exclusive mix of high quality distribution points, including: (1) our proprietary Local Search Network, which we believe helps millions of consumers each month make better, more informed local decisions, (2) leading search engines such as Google, MSN, and Yahoo!, and (3) vertical publisher Web sites.

We have a suite of technology-based products and services that facilitate and support the efficient and cost-effective marketing and selling of goods and services for local and national advertisers who want to sell their products online; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Local Search Network. We believe that our Local Search Network is a significant source of local information online. It includes more than 200,000 of our owned and operated Web sites focused on helping users find and make informed decisions about where to get local products and services. It features listings from more than 15 million local businesses in the U.S and more than 2.9 million expert and user-generated reviews on local businesses across more than 20,000 categories. The more than 200,000 Web sites in our network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as bostonmortgage.com, chicagodoctors.com, seattleautorepairs.com, and others. Traffic to our Local Search Network is primarily monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based ad units, banner advertising and sponsorships.

•

Private-Label Local Online Advertising Platform. Marchex Connect, our private-label local online advertising platform enables aggregators of local advertisers, such as Yellow Pages providers and locally-focused vertical media companies, to sell search marketing and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network, including leading search engines and our own Local Search Network. By creating a solution for aggregators who have relationships with local advertisers, it makes it easy for local businesses to participate in online advertising. The search marketing services we offer to local advertisers through Marchex Connect include services typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, click-to-call services, campaign optimization, and reporting. Marchex Connect has the capacity to support tens of thousands of advertiser accounts. In addition, we offer a private-label platform for publishers, separate and distinct from Marchex Connect, which enables them to monetize their Web sites with contextual advertising from their own customers or from our advertising relationships. Aggregators and publishers generally pay us an agency fee for our platform and services in the form of a percentage of the cost of every click delivered to their advertisers.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party Web sites and our own Local Search Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement. Advertisers pay us when a user clicks on their advertisements in our pay-per-click network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser’s Web site and completes a specified action. Additionally, we sell pay-per-click contextual advertising placements on specialized vertical and branded partner or publisher Web sites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the advertisement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

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

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date. We have completed the following acquisitions since our inception:

•

On February 28, 2003, we acquired eFamily together with its direct wholly-owned subsidiary, formerly known as Enhance Interactive. eFamily was incorporated in Utah on November 29, 1999 under the name FocusFilter.com, Inc. Enhance Interactive was recently renamed Marchex Adhere PPC.

•	On October 24, 2003, we acquired TrafficLeader which was incorporated in Oregon on January 24, 2000 under the name Sitewise Marketing, Inc. TrafficLeader was recently renamed Marchex Connect NA.

•	On July 27, 2004, we acquired goClick which was incorporated in Connecticut on October 25, 2000.

•	On February 14, 2005, we acquired certain assets of Name Development which was incorporated in the British Virgin Islands in July 2000.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries, which was incorporated in Washington on March 6, 2002.

•	On July 27, 2005, we acquired IndustryBrains, which was incorporated in New York on January 31, 2002 and which was recently renamed Marchex Adhere SSC.

•	On May 1, 2006, we acquired certain assets of AreaConnect, which was formed in Delaware on June 5, 2002.

•	On May 26, 2006, we acquired certain assets of Open List, which was incorporated in Delaware on November 18, 2003.

•	On September 19, 2007, we acquired VoiceStar, which was incorporated in Pennsylvania on March 21, 1999 under the name TL Solutions, Inc. VoiceStar was recently renamed Marchex Voice Services.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2007 and 2008.

Revenue

We currently generate revenue through our suite of services, including our Local Search Network, private-label local online advertising platform, pay-per-click advertising and related services, call-based advertising, search engine optimization consulting, feed management and bid management.

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

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of click-throughs we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per click-through. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets, including due to the economic uncertainty resulting from recent disruptions in global financial markets.

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

We expense user acquisition costs based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments with minimum guaranteed amounts of usage are expensed as the greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share. Agreements with variable payments based on a percentage of revenue, number of paid click-throughs or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

As of September 30, 2008, we had federal net operating loss (NOL) carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of September 30, 2008, we had certain tax effected state NOL carryforwards of approximately $2.8 million. We do not have a history of taxable income in the relevant state and the state NOL carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state NOL carryforwards as of September 30, 2008.

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

The Company’s board of directors declared the following quarterly dividends in 2007 and 2008 on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2007	$2.97	February 2, 2007	$21	February 15, 2007
April 2007	$2.97	May 4, 2007	$18	May 15, 2007
July 2007	$2.97	August 3, 2007	$18	August 15, 2007
October 2007	$2.97	November 2, 2007	$18	November 15, 2007
January 2008	$2.97	February 4, 2008	$16	February 15, 2008
April 2008	$2.97	May 2, 2008	$15	May 15, 2008
July 2008	$2.97	August 4, 2008	$12	August 15, 2008

In October 2008, we redeemed all of our outstanding 4.75% convertible exchangeable preferred stock for approximately $1.0 million.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2007 and 2008 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	49.6%	46.4%	56.2%	41.6%
Sales and marketing	19.2%	20.9%	15.0%	22.8%
Product development	8.4%	11.8%	9.9%	12.8%
General and administrative	12.5%	13.6%	13.6%	13.9%
Amortization of intangible assets from acquisitions	12.3%	9.8%	12.0%	8.5%
Facility relocation	0.1%	—	—	—

Total operating expenses	102.1%	102.5%	106.7%	99.6%
Gain on sales and disposals of intangible assets, net	0.3%	3.4%	0.4%	4.3%

Income (loss) from operations	(1.8%)	0.9%	(6.3%)	4.7%
Other income (expense):
Interest income	2.1%	0.5%	2.0%	0.4%
Interest expense	—	(0.1%)	—	(0.1%)
Other	—	0.8%	—	2.4%

Total other income, net	2.1%	1.2%	2.0%	2.7%

Income (loss) before provision for income taxes	0.3%	2.1%	(4.3%)	7.4%
Income tax expense	1.0%	1.6%	0.3%	3.9%

Net income (loss)	(0.7%)	0.5%	(4.6%)	3.5%
Convertible preferred stock dividend and discount on preferred stock redemption, net	(0.1%)	—	0.1%	—

Net income (loss) applicable to common stockholders	(0.6%)	0.5%	(4.7%)	3.5%

Comparison of the Three months ended September 30, 2007 to the Three months ended September 30, 2008 and of the Nine months ended September 30, 2007 to the Nine months ended September 30, 2008

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Proprietary Traffic Revenues	$38,611,137	$50,986,358	$9,971,511	$19,719,923
Partner Network and Other Revenues	63,771,489	60,577,386	23,522,077	17,437,607

Total Revenues	$102,382,626	$111,563,744	$33,493,588	$37,157,530

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

Revenue increased 11%, from $33.5 million for the three months ended September 30, 2007 to $37.2 million in the same period in 2008. The increase in revenues was primarily attributable to proprietary traffic sources, including our portfolio of more than 200,000 Web sites. The majority of the revenues from our proprietary traffic sources are attributable to the Name Development, Pike Street and the AreaConnect portfolios of Web sites. Substantially all of the proprietary traffic revenue increase was attributable to an increase in the average revenue per advertiser. We believe the increase in proprietary revenues is in part attributable to updates and enhancements for certain of the Web sites as well as increased sales, marketing and optimization efforts and expenditures. The partner network and other revenues were affected by our adding more than 30,000 accounts to our local online and call-based advertising platforms which were primarily attributable for an increase of $3.0 million in the revenues we generated from super-aggregator partners related to our local online advertising platform and call-based advertising services. These revenue increases were offset by a $4.6 million decrease attributable to less traffic volume from domain name owners who are distribution partners utilizing our third-party content platform including a net decline of fifteen distribution partners comparing the three months ended September 30, 2008 to the same period in 2007. A portion of the decrease was also attributable to lower pay-per-click revenues due in part to more than 5,000 fewer advertisers spending on our partner network.

Revenue increased 9%, from $102.4 million for the nine months ended September 30, 2007 to $111.6 million in the same period in 2008. This was comprised of $12.4 million increase in proprietary traffic revenues that was primarily attributable to an increase in the average revenue per advertiser. The partner network and other revenues were affected by our adding more than 30,000 accounts to our local online and call-based advertising platforms which were primarily attributable for an increase of $10.0 million in the revenues we generated from super-aggregator partners related to our local online advertising platform and call-based advertising services. These revenue increases were offset by a $6.7 million revenue decrease attributable to less traffic volume from domain name owners who are distribution partners utilizing our third-party content platform including a net decline of seven distribution partners comparing the nine months ended September 30, 2008 to the same period in 2007. The remaining decrease was primarily attributable to lower pay-per-click revenues due in part to more than 5,000 fewer advertisers spending on our partner network.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs and calls performed by users of our service through our distribution partners and proprietary traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our Web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Additionally, we use a limited number of communication providers for our call-based services. Furthermore, if any of these significant communication providers are unable to provide the levels of service and dedicated resources over time that we require in our business, we may not be able to replace certain of these communication providers in a manner that is efficient, cost-effective or satisfactory to our customers, and as a result our business could be materially and adversely affected. As revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations. We also generated revenue of 10% or more for the nine months ended September 30, 2008 from each of three advertiser aggregators and resellers primarily for our performance-based pay-per-click advertising services. Although we believe there are other advertisers or providers we could work with in the event of the loss of any of these advertiser aggregators and resellers, because of the volume of revenue we generate from them, we may be adversely affected in the event of a loss of any of them. We also have another advertiser aggregator who generated revenues of more than 10% for the nine months ended September 30, 2008 where we provide services related to our private-label local online advertising platform. The loss of this advertiser aggregator would have a material adverse impact on our revenues and operating results.

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

Expenses

Expenses were as follows:

	Nine months ended September 30,				Three months ended September 30,
	2007	% of revenue	2008	% of revenue	2007	% of revenue	2008	% of revenue
Service costs	50,821,449	50%	51,745,487	46%	18,815,633	56%	15,443,871	42%
Sales and marketing	19,651,548	19%	23,330,681	21%	5,028,698	15%	8,462,898	23%
Product development	8,563,161	8%	13,189,709	12%	3,302,726	10%	4,750,136	13%
General and administrative	12,791,276	13%	15,190,526	14%	4,552,858	14%	5,156,542	14%
Amortization of intangible assets from acquisitions	12,604,730	12%	10,879,203	10%	4,007,342	12%	3,165,566	9%
Facility relocation	121,124	—	—	—	—	—	—	—

Stock-based compensation expense was included in the following operating expense categories as follows:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Service costs	$302,066	$414,222	$151,790	$188,564
Sales and marketing	836,606	1,443,728	374,448	587,014
Product development	1,543,017	1,360,011	603,073	553,013
General and administrative	5,534,195	5,766,743	1,856,638	1,919,405

Total stock-based compensation	$8,215,884	$8,984,704	$2,985,949	$3,247,996

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 18% from $18.8 million in the three months ended September 30, 2007 to $15.4 million in the same period in 2008. The decrease was primarily attributable to a decrease in distribution partner payments, royalty, Internet domain amortization and credit card processing fees of $5.5 million partially offset by increases in facility, co-location, depreciation and amortization, personnel costs, stock compensation and other costs of $2.1 million.

Service costs represented 56% of revenue in the three months ended September 30, 2007 as compared to 42% in 2008. The 2008 decrease as a percentage of revenue in service costs as compared to 2007 was primarily a result of an increase in the proportion of revenue attributable to proprietary traffic revenue as compared to our partner and other revenue sources for which there are related distribution partner payments. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage.

Service costs increased 2% from $50.8 million in the nine months ended September 30, 2007 to $51.7 million in the same period in 2008. The increase was primarily attributable to an increase in facility, co-location, depreciation and amortization, personnel costs, stock compensation and other costs of $6.2 million, and an increase in Internet domain amortization of $505,000, partially offset by decreases in distribution partner payments, royalty and credit card processing fees of $5.8 million. Service costs represented 50% of revenue in the nine months ended September 30, 2007 as compared to 46% in 2008. The 2008 decrease as a percentage of revenue in service costs as compared to the same period in 2007 was primarily a result of a decrease in amounts for our distribution partner payments offset in part by higher network, infrastructure and communication and personnel costs.

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

Sales and Marketing. Sales and marketing expenses increased 68%, from $5.0 million for the three months ended September 30, 2007 to $8.5 million in the same period in 2008. As a percentage of revenue, sales and marketing expenses were 15% and 23% for the three months ended September 30, 2007 and 2008, respectively. The net increase in dollars was related primarily to an increase in personnel costs, amounts for branding related efforts and an increase in online and outside marketing activities. We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue and as a result of additional stock-based compensation expense. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Sales and marketing expenses increased 19%, from $19.7 million for the nine months ended September 30, 2007 to $23.3 million in the same period in 2008. As a percentage of revenue, sales and marketing expenses were 19% and 21% for the nine months ended September 30, 2007 and 2008, respectively. The increase in dollars was related primarily to an increase in personnel costs, amounts for branding related efforts and online and outside marketing efforts.

Product Development. Product development expenses increased 44%, from $3.3 million in the three months ended September 30, 2007 to $4.8 million in the same period in 2008. As a percentage of revenue, product development expenses were 10% and 13% for the three months ended September 30, 2007 and 2008, respectively. The increase in dollars was primarily due to an increase in personnel and consulting costs of $1.3 million. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

Product development expenses increased 54%, from $8.6 million in the nine months ended September 30, 2007 to $13.2 million in the same period in 2008. As a percentage of revenue, product development expenses were 8% and 12% for the nine months ended September 30, 2007 and 2008, respectively. The increase in dollars was primarily due to an increase in personnel and consulting costs, depreciation and other operating costs of $3.8 million.

General and Administrative. General and administrative expenses increased 13%, from $4.6 million in the three months ended September 30, 2007 to $5.2 million in the same period in 2008. The increase in dollars was primarily due to an increase in personnel costs, professional fees, facility costs, bad debt and other costs of $525,000. As a percentage of revenue, general and administrative expenses was 14% for both the three months ended September 30, 2007 and 2008. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense and to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses increased 19%, from $12.8 million in the nine months ended September 30, 2007 to $15.2 million in the same period in 2008. The increase in dollars was primarily due to an increase in personnel and stock-based compensation costs of $1.1 million and an increase in professional fees, facility costs, depreciation, bad debt and other costs of $1.3 million. As a percentage of revenue, general and administrative expenses were 13% and 14% for the nine months ended September 30, 2007 and 2008, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 21%, from $4.0 million in the three months ended September 30, 2007 to $3.2 million in the same period in 2008. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2007 and 2008. During the three months ended September 30, 2008, the components of amortization of intangibles were service costs of $3.0 million, sales and marketing of $162,000 and general and administrative of $33,000.

Intangible amortization expense decreased 14%, from $12.6 million in the nine months ended September 30, 2007 to $10.9 million in the same period in 2008. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2007 and 2008. During the nine months ended September 30, 2008, the components of amortization of intangibles were service costs of $9.5 million, sales and marketing of $1.1 million and general and administrative of $234,000.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $84.3 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the three months ended September 30, 2008, our stock price approached or dropped below the then book value per share. If the our stock price were to trade below book value per share for a extended period of time and/or we experienced continued downward trends in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may need to recognize an impairment of all or some portion of our goodwill and other intangible assets.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $127,000 and $282,000 for the three and nine months ended September 30, 2007, respectively, as compared to $1.6 million and $3.8 million for the three and nine months ended September 30, 2008, respectively, and was primarily attributable to the sales and disposals of Internet domain names and other intangible assets.

Other Income, net. Other income, net was $661,000 in the three months ended September 30, 2007 and $999,000 in the same period in 2008. Other income, net was $2.1 million in the nine months ended September 30, 2007 and $1.4 million in the same period in 2008. The increase in other income, net during the three months ended September 30, 2008 was primarily due to approximately $877,000 for service fees on inactive customer accounts and cash received related to a litigation settlement partially offset by lower interest income as a result of the lower average cash balances, resulting from the Class B common stock repurchases, and lower interest rates. The decrease in other income, net during the nine months ended September 30, 2008 was primarily a result of the lower average cash balances, resulting from the Class B common stock repurchases and lower interest rates partially offset by approximately $877,000 for service fees on inactive customer accounts and cash received related to a litigation settlement.

Income Taxes. The income tax expense in the three months ended September 30, 2007 was $95,000 as compared to $1.4 million in the same period in 2008. In the nine months ended September 30, 2007, income tax expense was $982,000 as compared to $1.8 million in the same period in 2008.

In the three and nine months ended September 30, 2008, the effective tax rate of 51% and 76%, respectively, differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts. The effective tax rate of (7%) and 421% in the three and nine months ended September 30, 2007, respectively, differed from the expected tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Although realization is not assured, we believe it is more likely than not, based on operating performance and projections of future taxable income, that our net deferred tax assets, excluding certain state net operating loss carryforwards, will be realized. In determining that it is more likely than not that we will realize the deferred tax assets, factors considered include: historical taxable income, historical trends related to advertiser usage rates and projected revenues and expenses. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

During the three months ended September 30, 2007 and 2008, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $24,000 and $133,000, respectively, which were recorded as credits to additional paid in capital. During the nine months ended September 30, 2007 and 2008, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $2.8 million and $274,000, respectively, which were recorded as credits to additional paid in capital.

Convertible Preferred Stock Dividends and Discount on Preferred Stock Redemption, net. The convertible preferred stock dividends and discount on preferred stock redemption, net, decreased from $17,000 in the three months ended September 30, 2007 to $12,000 in the same period in 2008. The decrease was primarily attributable to a decrease in the preferred stock outstanding. The convertible preferred stock dividends, conversion payment and discount on preferred stock redemption, net, decreased from ($113,000) in the nine months ended September 30, 2007 to ($33,000) in the same period in 2008. The decrease was primarily attributable to preferred dividends of $51,000 in 2007 compared to $40,000 in the same period in 2008, and a $164,000 discount on preferred stock redemption in connection with our repurchase of 3,734 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions) in 2007 as compared to a discount of $73,000 for the same period in 2008. Additionally, preferred stock dividends decreased in 2008 as a result of a reduction in preferred stock outstanding compared to the same period in 2007. Preferred stock dividends are based upon a dividend rate of 4.75%.

Net Income (Loss) Applicable to Common Stockholders. Net income (loss) applicable to common stockholders increased from a net loss of $1.5 million for the three months ended September 30, 2007 compared to net income of $1.3 million in the same period in 2008 as a result of the aforementioned factors. Net income (loss) applicable to common stockholders increased from net loss of $636,000 for the nine months ended September 30, 2007 compared to net income of $620,000 in the same period in 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $29.1 million and we had contractual obligations of $4.2 million, of which $2.3 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefit related to stock options, facility relocation and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2008 of approximately $19.4 million consisted primarily of net income of $587,000 adjusted for non-cash items of $28.8 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options, facility relocation and approximately $10.0 million used for working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2007 of approximately $27.6 million consisted primarily of net loss of $749,000 adjusted for non-cash items of $21.9 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and merchant advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options, facility relocation and approximately $6.4 million provided by working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related click-throughs with the corresponding payments to the distribution partners who provide placement for the listings made only after delivery of related click-throughs. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the nine months ended September 30, 2007 and 2008. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

Cash provided by investing activities for the nine months ended September 30, 2008 of approximately $944,000 was primarily attributable to net purchases for property and equipment of $2.7 million, payments for the Marchex Voice Services acquisition totaling approximately $128,000, and purchases for Internet domain names or Web sites of approximately $200,000, offset by proceeds from the sales of intangible assets of approximately $3.9 million. Cash used in investing activities for the nine months ended September 30, 2007 of approximately $25.8 million was primarily attributable to the payments for the Marchex Voice Services acquisition totaling approximately $12.9 million, purchases for Internet domain names or Web sites of approximately $10.6 million and net purchases for property and equipment of $3.0 million, offset by proceeds from the sales of intangible assets of approximately $687,000. As a result of our acquisitions, we increased our property and equipment purchases for items such as network equipment and software, furniture, software and equipment for our personnel, and systems used to sell to and serve advertisers. As our operations increase, we expect property and equipment purchases will increase as we continue to invest in equipment and software for our systems and personnel. Additionally, we have expended amounts for product development initiatives as well as amounts recorded as part of property and equipment for internally developed software. We expect our expenditures for product development initiatives and internally developed software will increase in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash used in financing activities for the nine months ended September 30, 2008 of approximately $27.7 million was primarily attributable to the repurchase of 2.6 million shares of Class B common stock for treasury stock and approximately 2,000 shares of preferred stock totaling approximately $25.7 million and $409,000, respectively, and common stock and preferred stock dividend payments of $2.5 million, partially offset by net proceeds of approximately $982,000 from the sale of stock through employee stock options and employee stock plan purchases and $60,000 of excess tax benefit related to stock options. Cash used in financing activities for the nine months ended September 30, 2007 of approximately $10.7 million was primarily attributable to the repurchase of 1.4 million shares of Class B common stock for treasury stock and approximately 4,000 shares of preferred stock totaling approximately $13.6 million and $732,000, respectively, and common stock and preferred stock dividend payments of $2.5 million, partially offset by net proceeds of approximately $3.7 million from the sale of stock through employee stock options and employee stock purchases and $2.5 million of excess tax benefit related to stock options.

The following table summarizes our contractual obligations as of September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$2,261,986	$402,064	$1,846,949	$12,973
Capital leases	66,138	13,318	52,820	—
Other contractual obligations	1,891,873	743,811	1,104,520	43,542

Total contractual obligations (1)	$4,219,997	$1,159,193	$3,004,289	$56,515

(1)	In February 2005 we entered into agreements with an advertising partner pursuant to which we paid $4.5 million, in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and was being amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.

During the nine months ended September 30, 2008, we paid approximately $205,000 for the purchase of additional Internet domains. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used to finance permitted acquisitions. As of September 30, 2008, we had $30 million of availability under the credit agreement. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. Our ability to pay dividends on our common stock in the future will depend on our financial results, liquidity and financial condition.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. In February 2008, our Board of Directors authorized an increase in the share repurchase program to provide for the repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. In August 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the nine months ended September 30, 2008, approximately 2.6 million shares of Class B common stock were repurchased.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2008, quarterly dividends were paid on February 15, May 15 and August 15 to Class A and Class B common stockholders of record as of the close of business on February 2, May 4 and August 4, respectively. The aggregate quarterly dividend paid in August 2008 was approximately $792,000.

In October 2008, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay these dividends on November 17, 2008 to the holders of record as of the close of business on November 6, 2008.

Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.1 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

In October 2008, we redeemed the remaining outstanding preferred shares for approximately $1.0 million. Based on our operating plans we believe that our existing credit availability, resources and cash flow provided by ongoing operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our Company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the three months ended September 30, 2008, the Company’s stock price approached or dropped below the then book value per share. If the Company’s stock price were to trade below book value per share for a extended period of time and/or the Company continues to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of its goodwill. The Company will perform its annual impairment test on goodwill in the fourth quarter of 2008. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. To date, no impairment charge has been taken for the goodwill related to our acquisitions. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.

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

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP SFAS 142-3 also adds additional disclosures to be included in financial statements. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently evaluating the impact, if any, that FSP SFAS 142-3will have on our financial statements.

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

Our existing credit facility bears interest at a rate which will be, at our option, either: (i) the applicable margin rate (depending on our leverage) plus the one-month LIBOR rate reset daily, or (ii) the applicable margin rate plus the 1, 2, 3, or 6-month LIBOR rate. This facility is exposed to market rate fluctuations and may impact the interest paid on any borrowings under the credit facility. Currently, we have no borrowings under this facility; however, an increase in interest rates would impact interest expense on future borrowings.

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

Changes in Internal Controls

During the quarter ended September 30, 2008, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors previously disclosed in Part II, Item 1A. under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was filed with the SEC on August 11, 2008, as set forth below. We do not believe any of the changes constitute material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

An investment in our Class B common stock involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, our results of operations, and the value of our stock.

Risks Relating to Our Company

Our limited operating history makes evaluation of our business difficult.

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003 which was recently renamed Marchex Adhere PPC, TrafficLeader in October 2003, which was recently renamed Marchex Connect NA, and goClick in July 2004. In February and April 2005, we completed the acquisitions of certain assets of Name Development and Pike Street Industries, respectively. In July 2005 we completed the acquisition of IndustryBrains, which was recently renamed Marchex Adhere SSC. In May 2006 we completed the acquisition of certain assets of AreaConnect and Open List. In September 2007, we completed the acquisition of VoiceStar, which was recently renamed Marchex Voice Services.

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

We had an accumulated deficit of $7.2 million as of September 30, 2008. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, and acquiring additional businesses. In addition, commencing January 1, 2006, we began expensing the fair value of stock options granted in connection with our adoption of the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R).

We may continue to increase our direct monetization of our proprietary traffic sources, which could adversely affect our revenues.

Our strategic plan has been to increase our direct monetization of our proprietary traffic sources by using more of the advertising listings on our Local Search Network to display the advertisements of advertisers who are on our direct technology platform and those with whom we have direct relationships, as opposed to advertisers from third parties. This monetization may not be of the same rate levels as other advertising providers and as a result could adversely affect our revenues.

We are dependent on certain distribution partners, including Yahoo! and its subsidiaries, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business. Yahoo! is also a significant customer.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our advertiser listings. Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 6% of our total revenue for the nine months ended September 30, 2008. Separately, Yahoo! was responsible for 12% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

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

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future, including:

•

In February 2005, we entered into agreements with Yahoo! (formerly, Overture), pursuant to which we paid $4.5 million in an upfront payment and a contingent royalty based on 3.0% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016.

•

In November 2006, our board of directors authorized the repurchase of up to 3.0 million shares of our Class B common stock and the initiation of a quarterly cash dividend to the holders of common stock at an annual rate of $0.08 per common share. In February 2008, our board of directors authorized the repurchase of up to an additional 2.0 million shares of our Class B common stock. In August 2008, our board of directors authorized the repurchase of up to an additional 1.0 million shares of our Class B common stock. To date, we have repurchased approximately 4.6 million of our Class B common shares under the repurchase program.

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

Further, as of September 30, 2008, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 92% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our Class B common stock on the Nasdaq Global Market.

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

Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Class B common stock on the Nasdaq Global Market could be adversely affected.

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

We adopted the provisions of SFAS 123R on January 1, 2006. Thus, our consolidated financial statements for 2007 and 2008 will reflect the fair value of stock options granted to employees as a compensation expense, which has had, and will in the future likely continue to have, a significant adverse impact on our results of operations and net income per share. We rely heavily on stock options to compensate existing employees and to attract new employees. If we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace. In order to prevent any net decrease in their overall compensation packages, we may choose to make corresponding increases in the cash compensation or other incentives we pay to existing and new employees. Any increases in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might cause our GAAP profits to decline. Any of these effects might cause the market price of our Class B common stock to decline.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased.

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

•

Our revenue will also depend on the levels of traffic that our network of Web sites is able to achieve in any period. Traffic levels will increase and decrease based upon a number of factors not entirely within our control, including the extent of indexing of our Web sites within search engines and directories, placement within search results and success of marketing efforts. Traffic levels may also be affected by service interruptions or other technical outages. Our ability to meet the traffic demands of our network of Web sites is also dependent on a number of third party vendors and our technical teams to manage the operations effectively. Any downtime of our servers or other outages will negatively impact the revenue sourced from our Local Search Network.

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

•	Some of our existing distribution partners may perceive our Local Search Network as a competitive threat and therefore may decide to terminate their agreements with us.

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

The success of our Local Search Network depends in large part upon consumer access to our Web sites. Consumers access our Web sites primarily through the following methods: directly accessing our Web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our Web sites by clicking on bookmarked Web sites; and accessing our Web sites through search engines and directories.

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

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact advertiser-consumer transactions. If there were to be a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including our advertisers and potential advertisers, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, advertiser spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. Furthermore, recent disruptions in the global financial markets and the resulting economic uncertainty may result in a downturn in advertiser spending in the near term. Any of these factors could cause a material adverse effect on our revenues, impact the collectability of accounts receivable and/or result in an impairment of all or part of our goodwill and other intangible assets.

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

Risks Relating to Ownership of our Common Stock

Our Class B common prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $7.51 to $26.14 per share through September 30, 2008. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with acquisitions;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners or advertisers;

•	changes in earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies;

•	changes in our industry and the overall economic environment;

•	volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock or upon exercise of stock options;

•	Class B common stock repurchases under our previously announced share repurchase program;

•

sales and purchases of stock by us or by our stockholders, including sales by certain of our executive officers and directors pursuant to written pre-determined selling and purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934; and

•	short sales, hedging and other derivative transactions on shares of our Class B common stock.

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

As of September 30, 2008, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 91% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 92% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

Further, as long as these founding executive officers have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founding executive officers will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founding executive officers to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founding executive officers did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

We may not be able to continue to pay dividends on our common stock in the future which could impair the value of such stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2008, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
July 1, 2008 – July 30, 2008	56,165		$11.71	56,165	1,116,910
August 1, 2008 – August 31, 2008	378,430		$11.79	378,430	1,738,480
September 1, 2008 – September 30, 2008	313,280	(2)	$10.64	305,280	1,433,200

Total Class B Common Shares	747,875		$11.40	739,875	1,433,200

(1)	On November 15, 2006, we announced that our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program to allow the Company to repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In August 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

(2)	Includes 8,000 shares of restricted equity subject to vesting which were issued to a certain employee. We repurchased shares which were not already vested upon termination of employment.

Item 6.	Exhibits

Exhibits:

31(i)†	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31(ii)†	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1††	Certification of CEO pursuant to Section 1350.

32.2††	Certification of CFO pursuant to Section 1350.

†	Filed herewith.

††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

November 10, 2008