Form 10-K
period 2008-12-31
MARCHEX INC
filed 2009-03-16
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (206) 331-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class B Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $272,744,657 as of June 30, 2008 based upon the closing sale price on the Nasdaq Global Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 10,869,216 shares of the registrant’s Class A common stock issued and outstanding as of March 13, 2009 and 24,816,291 shares of the registrant’s Class B common stock issued and outstanding as of March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

We are a local search and advertising company. Marchex’s advertising platforms deliver search- and call-based marketing products and services for local and national advertisers. We believe Marchex’s Local Search Network helps consumers make better, more informed local decisions through its content-rich Web sites that reach millions of consumers each month.

We offer products, services and technologies that enable advertisers of all sizes to reach their target audience online. Our products and services primarily include: our Local Search Network, private-label local online advertising platform, pay-per-click advertising and related services, call-based advertising, feed management, and campaign management. In addition, we provide large local enterprise partners (i.e. companies that sell advertising products to large numbers of local advertisers, including Yellow Pages publishers, media and telecommunications companies and vertical marketing service providers), a private-label local online advertising platform that enables them to sell search marketing and/or call advertising packages that include analytics to their end customers (e.g. advertisers), which are then created, managed and fulfilled through our distribution networks, which includes our Local Search Network.

We generate revenue from two primary sources; our Local Search Network (also referred to as proprietary traffic sources) and local advertising services. During the years ended December 31, 2006, 2007, and 2008, revenue from our Local Search Network comprised approximately 37%, 36% and 47%, respectively, of our total revenue. As we continue to develop our services and implement new technologies and services, we believe that the breadth of our marketing solutions will lead to cross-leverage through technical integration and increased sales initiatives. We operate primarily in domestic markets. For detail on revenue by geographical areas for the three most recent fiscal years, see Note 1(q) “Segment Reporting and Geographic Information” of the notes to our consolidated financial statements.

Marchex was incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date and are a component of our overall strategy. We have completed the following acquisitions since inception:

•	On February 28, 2003, we acquired Enhance Interactive. Enhance Interactive was recently renamed Marchex Adhere PPC.

•	On October 24, 2003, we acquired TrafficLeader. TrafficLeader was recently renamed Marchex Connect NA.

•	On July 27, 2004, we acquired goClick.

•	On February 14, 2005, we acquired certain assets of Name Development.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries.

•	On July 27, 2005, we acquired IndustryBrains. IndustryBrains was recently renamed Marchex Adhere SSC.

•	On May 1, 2006, we acquired certain assets of AreaConnect.

•	On May 26, 2006, we acquired certain assets of Open List.

•	On September 19, 2007, we acquired VoiceStar. VoiceStar was recently renamed Marchex Voice Services.

Products and Services

We have a suite of technology-based products and services that facilitate the efficient and cost-effective marketing and selling of goods and services for local and national advertisers who want to sell their products online; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Local Search Network. We believe that our Local Search Network is a significant source of local information online. It includes more than 200,000 of our owned and operated Web sites focused on helping users find and make informed decisions about where to get local products and services. It features listings from more than 10 million local businesses in the U.S and millions of expert and user-generated reviews on local businesses. The more than 200,000 Web sites in our network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as chicagodoctors.com, seattleautorepairs.com, bostonmortgage.com and others. Traffic to our Local Search Network is primarily monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based ad units, banner advertising and sponsorships.

•

Private-Label Local Online Advertising Platform. Marchex Connect Enterprise, our private-label local online advertising platform enables enterprise partners of local advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell search marketing and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network, including leading search engines and our own Local Search Network. By creating a solution for companies who have relationships with local advertisers, it makes it easy for local businesses to participate in online advertising. The search marketing services we offer to local advertisers through

Marchex Connect Enterprise include services typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, pay-for-call, advertising campaign management, reporting, and analytics. Marchex Connect Enterprise has the capacity to support hundreds of thousands of advertiser accounts. In addition, we offer a private-label platform for publishers, separate and distinct from the Marchex Connect Enterprise platform, which enables them to monetize their Web sites with contextual advertising from their own customers or from our advertising relationships. Enterprise partners and publishers generally pay us an agency fee for our platform and services in the form of a percentage of the cost of every click or call delivered to their advertisers.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local Web sites, mobile distribution and our own Local Search Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser’s Web site and completes a specified action. Additionally, we sell pay-per-click contextual advertising placements on specialized vertical and branded publisher Web sites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Call-Based Advertising Services. We deliver a variety of call-based advertising services to local advertiser enterprise partners, national advertisers and advertising agencies. These services include phone number provisioning, call tracking, call analytics, click-to-call, Web site proxying, pay-for-call and other phone call-based services which enable enterprise partners and advertisers to utilize online advertising to drive calls into their businesses as well as clicks and to use call tracking to measure the effectiveness of both their online and offline advertising campaigns. Advertisers pay us a flat fee for each phone number provisioned, and a pre-negotiated rate per minute for each call they receive from call-based ads we distribute on our distribution network.

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

•

Local Campaign Management Services. We offer local advertising campaign management services. Our campaign management services enable our advertisers to consolidate the purchasing, management, optimization and reporting from their local, search and vertical -advertising campaigns across a large number of search engines, local Web sites and pay-per-click networks into one centralized place. Through our partnerships with leading search engines, directories, vertical Web sites and mobile applications, we are able to place and manage our clients’ paid listings directly within their account management systems and provide detailed reporting and conversion tracking that enables advertisers to track the effectiveness of their online advertising campaigns across the different channels. With our campaign management services, we may suggest additional channels, search engines or pay-per-click networks as well as editorial guidance that may broaden the reach and improve the effectiveness of our advertisers’ campaigns. Advertisers pay us a pre-negotiated rate for each click they receive on their advertisement placed or managed as part of our campaign management services.

Our Distribution Network

We have built a broad distribution network for our advertisers that includes our Local Search Network which is comprised of our owned and operated Web sites, and hundreds of other sources including search engines, directories, third-party vertical and branded Web sites and mobile applications.

Local Search Network:

We believe that our Local Search Network is one of the largest sources of local information online. It includes more than 200,000 Web sites focused on helping users find and make informed decisions about local products and services. It features listings from more than 10 million local businesses in the U.S and millions of expert and user-generated reviews on local businesses.

The more than 200,000 owned and operated Web sites in the network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as chicagodoctors.com, seattleautorepairs.com, bostonmortgage.com and others.

Syndicated Distribution:

Through our local advertising platform, search marketing services, pay-per-click advertising and call-based advertising services, we distribute advertisements from our tens of thousands of advertisers, as well as from our aggregation partners’ advertisers, through hundreds of traffic sources, including search directories, Web sites and our Local Search Network.

Our Syndicated Distribution partners include:

Selected Search Engines	Selected Vertical and Local Distribution Partners Web Sites
Ask.com Google Microsoft Yahoo!	Bank Rate BusinessWeek.com HRMorning Investors.com (Investors Business Daily) Kiplinger.com Law.com RealtyTrac The Motley Fool The Ziff Davis Media Web sites Yahoo! Local

Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 6% of our total revenue for the year ended December 31, 2008. Separately, Yahoo! was responsible for 11% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of Web sites.

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

Industry Overview

The Internet is rapidly becoming the primary medium for people to communicate, search, shop, socialize, stay informed on current events, and become connected to their local community. This shift in consumer usage from traditional media to the Internet has led advertisers to shift a percentage of their advertising expenditures online. Insider’s Report by Robert Coen (December 2008) estimates that U.S. online advertising revenue will reach $51 billion by 2013, representing 17% of total advertising budgets, up from approximately 14% of total advertising budgets as estimated in 2008. Additionally, performance-based pricing ad formats, real-time reporting and the targeting capabilities of Internet advertising provide advertisers with greater control, by understanding the return on investment from their advertising dollar which we believe warrants greater budget allocation versus less targeted traditional media.

The fastest growing advertiser and consumer trend on the Internet is local search. Every day, millions of consumers look online to find relevant local information such as a new restaurant, compare hotel prices, look-up a plumber’s phone number, or search for a reputable doctor. The desire to find local business information propelled the offline growth of the multibillion-dollar local Yellow Pages industry during the last century—and now they represent a massive opportunity for the Internet.

Advertisers in local markets were projected to spend more than $85 billion on newspaper, television, radio, Yellow Pages, and other forms of local marketing exposure in 2008, according to the Insider’s Report by Robert Coen (December 2008), A press release by Borrell Associates forecast local online advertising to reach $12.9 billion for 2008 (2009 Outlook, November 2008) representing 15% of the total local advertising dollars projected by Coen.

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

We believe the other key catalyst driving the online local advertiser growth is that small and medium sized businesses are increasingly turning to online advertising to reach consumers who are using the Internet to find local products and services, rather than traditional offline sources such as Yellow Pages. We believe there are more than 15 million small businesses in the U.S. but less than 1 million are currently advertising online today (SMI, 2008). We believe increased investment by Yellow Page providers, newspapers, online marketing companies and many others will significantly increase the number of local advertisers online over the next few years. Further, we believe that the companies that focus specifically on the needs of local advertisers, particularly those that can provide full search marketing services, as well as generate phone calls to local business, at scale, will be well positioned to capture a significant share of the local advertising opportunity.

Strategy

To take advantage of the growth in online advertising and, in particular, the growth in local, we are focused on two fundamental strategic objectives. Our first objective is to continue to innovate on our Marchex Connect platform, which we believe provides us with important competitive advantages as a leading scalable local advertising platform. In December 2008, Google named the Marchex Connect platform as the first authorized reseller program. Earlier in the year, Marchex Connect was named Best Search Engine Marketing Technology Platforms for SMBs” by Search Engine Strategies, producers of one of the leading trade show series in the search marketing industry. We believe, Marchex Connect has an important catalyst role to play in increasing the adoption of local online advertising and with our continued development and innovation will continue to drive adoption from advertisers of all sizes. Our second objective is to deliver utility and relevance to local consumers through our Local Search Network and other consumer-facing Web sites and applications. This, in turn, we believe will continue to give us a broad footprint of local traffic for online advertisers.

Key elements of our strategy include:

•

Innovating on Our Products and Services for Advertisers and Enterprise Partners. We plan on building and integrating new products into our local online advertising platform, including, (1) launching new performance-based local advertising products that integrate search and other forms of local advertising with call tracking features; (2) expanding our call-based products and services; (3) introducing enhanced local ad-targeting capabilities that will enable us to consistently improve the matching of our local advertisers with our local traffic; and (4) adding additional features and functionality to our local Web sites that connect consumers with local businesses and provide additional monetization capabilities. We believe these new products will increase our cross-sell opportunities, enable us to continue to grow our advertiser base, unlock more budget from our existing advertisers, enable us to attract new enterprise partnerships and deliver better performance to our existing partners.

•

Growing the Number of Advertisers Using Our Products and Services. We believe we will continue to increase the number of advertisers using Marchex products and services and build advertiser loyalty by providing a consistently high level of service and support as well as the ability to achieve their return on investment goals. We will continue to grow our advertiser base through our direct sales efforts, including strategic sales, inside sales and online acquisition initiatives and additional partnerships with large local advertiser enterprise partners.

•

Increasing the Traffic and Usage on Our Local Search Network. We intend to continue to grow our Local Search Network by continuing to innovate on our local Web sites and add additional features and functionality for consumers searching online for local information. Specifically, by (1) launching new and enhanced tools that will further enable local consumers and businesses to contribute timely and up-to-date content that enriches the utility and relevance of our local business information and connects consumers with local businesses; (2) innovating on the user interface and providing a more intuitive overall user experience; (3) launching features which encourage user interaction and increase usage; and (4) creating an overarching consumer-facing brand that is engaging and reflects the utility, unique user experience and the breadth of depth of the local content our Web sites.

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

Sales, Marketing & Business Development

Our sales department focuses on adding new advertisers to our business, while our business development and partnership department focuses on adding new enterprise partnerships, selectively adding new distribution partnerships and servicing existing partnerships. Our marketing department focuses on promoting our services through online customer acquisition, affiliate relationships, press coverage, strategic marketing campaigns and industry exposure. Advertising and promotion of our services is broken into four main categories: direct sales, enterprise partnerships, online acquisition, and referral agreements.

•

Direct Sales. Our direct sales team targets new relationships with national advertisers and advertising agencies through in-person presentations, direct marketing, telesales and attendance at industry events, among other methods. Our advertiser agreements include a combination of agency fees and per-click fees.

•

Enterprise Partnerships. We have a business development team that focuses primarily on securing partnerships with large local advertiser enterprise partners under which we supply our private-label local advertising platform and/or other services, including advertiser distribution in our Local Search Network or our distribution network. Our enterprise partner agreements include a combination of revenue sharing, licensing revenue and per-click fees.

•

Online Acquisition. We market to advertisers for our Local Search Network, pay-per-click advertising and contextual advertising through certain online advertising and direct marketing campaigns that lead advertisers to our self-serve online sign up processes. Self-serve advertisers generally pay us per-click fees.

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

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering advertisements to our partners. We also combine third party licenses and hardware to create an operating environment for delivering high quality products and services, with such features as automated online account creation and management process for advertisers, real-time customer support and interactive reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Oracle, Intel, Microsoft, Sun Microsystems and Veritas. We also utilize public domain software such as Apache, Linux, MySQL, Sun Microsystems Java and Tomcat.

Our technology platform is compatible with the systems used by our distribution partners, enabling us to deliver advertisement listings in rapid response to user queries made through such partners at scale. We continue to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace. We devote significant financial and human resources to improving our advertiser and partner experiences by continuing to develop our technology infrastructure. The cost of developing our technology solutions is included in the overall cost structure of our services and is not separately funded by any individual advertisers or partners.

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

Competition

Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to marketing, Web site and systems development. In addition, as the use of the Internet and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

We believe our strategy allows us to work with most, if not all, of the relevant companies in our industry, even those companies that may be perceived as our competitors. To some extent, we may compete with our business partners, as we do with all other types of advertising sales companies and agencies. We may also compete with traditional offline media such as television, radio and print and direct marketing companies, for a share of advertisers’ total advertising budgets. Although our strategy enables us to work with most, if not all, of our competitors, there are no guarantees that all companies will view us as a potential partner.

We provide our services to and also may compete with: (1) online advertisers; (2) partners who provide a distribution network for online advertising; and (3) other intermediaries who may provide purchasing and/or sales opportunities, including advertising agencies, search engine marketing companies and search engine optimization companies. Many of the companies that could fall into these categories are also our partners, including Google, Yahoo!, Citysearch, Microsoft and Ingenio. We depend on maintaining and continually expanding our network of partners and advertisers to generate transactions online.

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

There are additional competitive factors relating to attracting and retaining users, those include the quality and relevance of our search results, and the usefulness, accessibility, integration and personalization of the online services that we offer as well as the overall user experience on our Web sites. The competitive factors that we offer, which we believe attract advertisers are reach, effectiveness and creativity of marketing services and offered tools and information to help track performance.

Seasonality

We have and we believe we will continue to experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results. Additionally, the current deterioration in the economic conditions has resulted in many advertisers and enterprise partners reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

Intellectual Property and Proprietary Rights

We seek to protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

Our technologies involve a combination of proprietary rights, owned and developed by us, commercially available software and hardware elements that are licensed or purchased by us from various providers, including Cisco, Dell, Oracle, Intel, Microsoft, Sun Microsystems and Veritas, and public domain software, such as Apache, Linux, MySQL, Sun Microsystems Java and Tomcat. We continue to develop additional technologies to update, supplement and replace existing components of the platform. We intend to protect our proprietary rights through patent and additional intellectual property laws.

Our policy is to apply for patents or for other appropriate intellectual property protection when we develop valuable new or improved technology. We currently own the following pending patent applications and issued patent:

•

US Nonprovisional Patent Application Number 10/947,384, of Horowitz et al., entitled “Performance-Based Online Advertising System and Method,” was filed on September 23, 2004, claiming priority to US Provisional Patent Application Serial Number 60/504,963 filed on September 23, 2003. This patent application relates to online advertising systems and methods, and more particularly to a system and method for performance-based online advertising.

•

US Nonprovisional Patent Application Number 10/992,366, of Horowitz et al., entitled “Online Advertising System and Method,” was filed on November 19, 2004, claiming priority to US Provisional Patent Application Serial Number 60/523,688 filed on November 21, 2003. This patent application relates to advertising methods and systems, and more particularly to a system for online advertising.

•

US Nonprovisional Patent Application Number 11/498,217 and corresponding PCT Application Number PCT/US2007/075005, of Korman et al., entitled “Method and System for Populating Resources Using Web Feeds,” was filed August 1, 2006. This patent application relates to the field of identifying content for inclusion in resources.

•

US Nonprovisional Patent Application Number 11/985,188 of Lieberman, et al. entitled “Method and System for Tracking Telephone Calls” was filed on November 14, 2007, claiming priority to US Nonprovisional Patent Application Serial Number 60/865,671 filed November 14, 2006. The patent application relates to a system and method for tracking telephone calls.

•	US Nonprovisional Patent Application Number 11/868,398, of Berk et al., entitled “System and Method for Classifying Search Queries” was filed on October 5, 2007.

•

US Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages”. This patent relates to a transform rule generator apparatus and method for use in transforming existing web pages (or other information) for display (or playback) in association with multiple Internet appliances.

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

We have registered trademarks in the United States for “Marchex,” “DPG,” “Form to Phone,” “Local is the New Black,” “Logolink,” “Marchex and Design” “OpenList,” “Opportunity doesn’t Knock… it Calls!,” “goClick.com,” “Sitewise,” “Enhance Interactive,” and “VoiceStar.” We also own pending U.S. trademark applications for “Adhere By Marchex,” “DPG Marchex Digital Platform,” “Marchex Adhere,” the “Marchex Adhere” logo, “Marchex Voice Services,” “Mine,” and “Open View”. In addition, we have registered trademarks for “Marchex” in Australia, Brazil, Canada, China, the European Union, Hong Kong, India, Japan, Republic of Korea, Russian Federation and Taiwan. We have also applied for registration of “Marchex” in a number of other foreign jurisdictions. We do not know whether we will be able to successfully defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

Employees

As of December 31, 2008, we employed a total of 321 employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

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

We had an accumulated deficit of $135.6 million as of December 31, 2008. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our advertiser listings. Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 6% of our total revenue for the year ended December 31, 2008. Separately, Yahoo! was responsible for 11% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

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

We rely on certain advertiser enterprise partners, resellers and agencies, including AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media, LLC and Intelius, Inc. for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser enterprise partners, resellers and agencies or a decrease in revenue from these enterprise partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our enterprise partners, who are leading enterprise partners of advertisers and advertising agencies, have in place throughout the country and in local markets. These advertiser enterprise partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser enterprise partners and agencies. A loss of certain advertiser enterprise partners and agencies or a decrease in revenue from these clients could adversely affect our business.

These advertisers may in certain cases be subject to negotiated terms and conditions separate from those applied to online clients accepted and processed through our automated advertiser management platform. In some cases, the applicable contract terms may be the result of legacy or industry association documentation or simply customized advertising solutions for large enterprise partners and agencies. In any case, as a consequence of such varying terms and conditions, we may be subject to claims or credit risks that we may otherwise mitigate more efficiently across our automated advertiser management platform.

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

We received approximately 49% of our revenue from our four largest customers for fiscal 2008 and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our four largest customers accounted for approximately 49% of our total revenues for fiscal 2008. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

If some of our customers experience financial distress, their weakened financial position could negatively affect our own financial position and results.

We have a diverse customer base and, at any given time, one or more customers may experience financial distress, file for bankruptcy protection or go out of business. If a customer with whom we do a substantial amount of business experiences financial difficulty, it could delay or jeopardize the collection of accounts receivable, result in significant reductions in services provided by us and may have a material adverse effect on our results of operations and liquidity.

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

As a result, we do not conduct a manual editorial review of a substantial number of the advertiser listings directly submitted by advertisers online, nor do we manually review the display of the vast majority of the advertiser listings by our distribution partners submitted to us by XML data feeds or data dumps. In cases where we provide editorial or value-added services for our large enterprise partners or agencies, such as ad creation and optimization for local advertisers or landing pages and micro-sites for pay-for-call customers, we may rely on the content and information provided to us by these agents on behalf of their individual advertisers. We may not investigate the individual business activities of these advertisers other than the information provided to us or in some cases review of advertiser Web sites. We may not successfully avoid liability for unlawful activities carried out by our advertisers and other users of our services or unpermitted uses of our advertiser listings by distribution partners and their affiliates.

Our potential liability for unlawful activities of our advertisers and other users of our services or unpermitted uses of our advertiser listings and advertising services and platform by distribution partners and advertiser enterprise partners and agencies could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources, to discontinue certain service offerings or to terminate certain distribution partner relationships. For example, as a result of the actions of advertisers in our network, we may be subject to private or governmental actions relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against liabilities or losses resulting from the content of our advertiser listings or resulting from third-party intellectual property infringement claims. Although our advertisers indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liabilities or losses incurred by us as a result of the activities of our advertisers.

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

Our insurance policies may not provide coverage for liability arising out of activities of users of our services. In addition, our reliance on some content and information provided to us by our large advertiser enterprise partners and agencies may expose us to liability not covered by our insurance policies. Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

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

If our business is unable to maintain and grow our base of advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Our business also in part depends on certain of our large advertiser enterprise partners and agencies to grow their base of advertisers as these advertisers become increasingly important to our business and our ability to attract additional distribution partners and opportunities. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertisers and enterprise partners and agencies may reduce or terminate this portion of their business with us. Any decline in the number of advertisers and distribution partners could adversely affect the value of our services.

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

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future. There can be no assurance that if we were to need additional funds to meet these obligations that additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally-developed businesses.

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

We are heavily dependent upon the continued services of Russell C. Horowitz, our chairman and chief executive officer, and John Keister, our president, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, each own shares of fully vested Class A common stock. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement.

Further, as of December 31, 2008, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 92% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

It may be difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our Class B common stock on the Nasdaq Global Market.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Class B common stock on the Nasdaq Global Market could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our current and future compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Accounting for employee stock options using the fair value method has significantly reduced and will likely continue to significantly reduce our net income.

We adopted the provisions of SFAS 123R on January 1, 2006. Thus, our consolidated financial statements reflect the fair value of stock options granted to employees as a compensation expense since the date of adoption, which has had, and will in the future likely continue to have a significant adverse impact on our results of operations and net income per share. We rely heavily on stock options to compensate existing employees and to attract new employees. If we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace. In order to prevent any net decrease in their overall compensation packages, we may choose to make corresponding increases in the cash compensation or other incentives we pay to existing and new employees. Any increases in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might cause our GAAP profits to decline. Any of these effects might cause the market price of our Class B common stock to decline.

Impairment of goodwill and other intangible assets has resulted in a decrease in earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased.

We recorded a substantial non-cash impairment charge on goodwill and intangible assets during the fourth quarter of 2008 as a result of the impact of current adverse economic environment including the deterioration in the equity and credit markets. We may be required to record future charge to earnings in our financial statements during the period in which any additional impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

•

Our revenue will also depend on the levels of traffic, click-throughs and calls that occur on our network of Web sites is able to achieve in any period. Traffic levels, click-throughs and calls will increase and decrease based upon a number of factors not entirely within our control, including the extent of indexing of our Web sites within search engines and directories, placement within search results and success of marketing efforts. Traffic levels, the number of click-throughs and calls may also be affected by service interruptions or other technical outages. Our ability to meet the traffic demands, click-throughs and calls of our network of Web sites is also dependent on a number of third party vendors and our technical teams to manage the operations effectively. Any downtime of our servers or other outages will negatively impact the revenue from our Local Search Network.

•

We will need to continue to acquire commercially valuable Internet domain names to grow our presence in local online advertising. We will need to continuously improve our technologies to acquire valuable Internet domain names as competition in the marketplace for appropriate Internet domain names intensifies. Our domain name acquisition efforts are subject to rules and guidelines in the United States and in foreign countries established by registries which maintain Internet domain name registrations and the registrars which process and facilitate Internet domain name registrations. The registries and registrars may change the rules and guidelines for acquiring Internet domains or establish additional requirements for previously-owned Internet domain names or modify the requirements for holding Internet domain names. As a result, we might not acquire or maintain names that contribute to our financial results.

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

The success of our Local Search Network depends in large part upon user access to our Web sites. Users access our Web sites primarily through the following methods: directly accessing our Web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our Web sites by clicking on bookmarked Web sites; and accessing our Web sites through search engines and directories.

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

Product developments and market practices for these means of access to our Web sites are not within our control. We may experience a decline in traffic to our Web sites if third party browser technologies or search engine methodologies and rules are changed to our disadvantage. We have experienced abrupt search engine algorithm and policy changes in the past. We expect the search engines we utilize to market and drive users to our Web sites to continue to periodically change their algorithms, policies and technologies. These changes may result in an interruption in users ability to access our Web sites or impair our ability to maintain and grow the number of users who visit our Web sites. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid-listings escalate. Any of these changes could have a material adverse effect on our business.

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

•	delivery of online advertising to end users or customers of advertisers through destination Web sites or other distribution outlets;

•	delivery of pay-for-call advertising to end users or customers of advertisers through destination Web sites or other distribution outlets;

•	local search sales training;

•	services and outsourcing of technologies that allow advertisers to manage their advertising campaigns across multiple networks and track the success of these campaigns; and

•	third party domain monetization.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we acquired U.S. Patent Number 6,822,663 titled “Transform Rule Generator for Web-Based Markup Languages” through our VoiceStar transaction. We also own nonprovisional U.S. Patent Application Number 10/947,384 titled “Performance-Based Online Advertising System and Method,” nonprovisional U.S. Patent Application Number 10/992,366 titled “Online Advertising System and Method,” nonprovisional U.S. Patent Application Number 11/498,217 titled “Method and System for Populating Resources Using Web Feeds”, and corresponding PCT Application Number PCT/US2007/075005, nonprovisional U.S. Patent Application Number 11/868,398 titled “System and Method for Classifying Search Queries” and nonprovisional U.S. Patent Application Number 11/985,188 titled “Method and System for Tracking Telephone Calls.” In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trademarks and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of Internet usage. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and in turn the market price of our securities. Additionally, the current deterioration in the economic conditions has resulted in many advertisers and enterprise partners reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

We are susceptible to general economic conditions, and the current global economic crisis could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact advertiser-consumer transactions. Recent disruptions in the global financial markets and the resulting deterioration in economic conditions has caused and could cause additional decreases in or delays in advertising spending and is likely to reduce and/or negatively impact our short term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to the current deterioration in economic conditions could negatively impact our results of operations.

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

Subsidiaries of the Company provide information and analytics services to certain advertisers and enterprise partners that may include the enhanced transmission of voice services. In connection therewith, the Company, through its subsidiaries, obtains certain telecommunications products and services from carriers in order to deliver these packages of information and analytic services.

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

The FTC, has reviewed the way in which search engines disclose paid placements or paid inclusion practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid inclusion is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid placement or paid inclusion listings on search results. Such disclosures if ultimately mandated by the FTC or voluntarily made by us may reduce the desirability of our paid placement and paid inclusion services. We believe that some users will conclude that paid search results are not subject to the same relevancy requirements as non-paid search results, and will view paid search results less favorably. If such FTC disclosure reduces the desirability of our paid placement and paid inclusion services, and “click-throughs” of our paid search results decrease, our business could be adversely affected.

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

Risks Relating to Ownership of our Common Stock

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $4.09 to $26.14 per share through December 31, 2008. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of December 31, 2008, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 91% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 92% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Our headquarters are located in Seattle, Washington and consist of approximately 60,000 square feet of leased office space expiring in December 2009. We also lease approximately 4,800 square feet of office space in Eugene, Oregon which expires in December 2009. We also lease additional office space in Las Vegas, Nevada; New York, New York; Philadelphia, Pennsylvania; and Highlands Ranch, Colorado. These leases represent an aggregate of approximately 16,000 square feet of office space with lease terms expiring between April 2009 and March 2011. Our information technology systems are hosted and maintained in third party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

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

No matter was submitted during the fourth quarter of 2008 to a vote of security holders, through solicitation of proxies or otherwise.

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

	High	Low
Year ended December 31, 2007
First Quarter	$15.56	$11.11
Second Quarter	$16.55	$12.66
Third Quarter	$16.06	$8.67
Fourth Quarter	$12.52	$9.93
Year ended December 31, 2008
First Quarter	$10.60	$7.51
Second Quarter	$13.66	$10.02
Third Quarter	$13.05	$9.96
Fourth Quarter	$10.07	$4.09

Holders

As of March 13, 2009, there were 35,685,507 shares of common stock outstanding that were held by 99 stockholders of record. Of these shares:

•	10,869,216 shares were issued as Class A common stock, and as of this date were held by 4 stockholders of record; and

•	24,816,291 shares were issued as Class B common stock, and as of this date were held by 95 stockholders of record.

Dividends

In November 2006, we initiated a quarterly cash dividend at $0.02 per share of Class A common stock and Class B common stock. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.9 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such rate or at all.

Issuer Purchases of Equity Securities

During the fourth quarter of 2008, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
Class B Common Shares:
October 1 - October 31, 2008	200,600	(2)	$0.93	17,600	1,415,600
November 1 - November 30, 2008	261,000		$5.04	261,000	1,154,600
December 1 - December 31, 2008	1,170,241	(3)	$4.59	1,149,434	1,005,166

Total Class B Common Shares	1,631,841		$4.21	1,428,034	1,005,166
Preferred Shares:
October 1 - October 31, 2008	4,016	(4)	$258.31 (plus
			commissions)
November 1 - November 30, 2008	—		—
December 1 - December 31, 2008	—		—

Total Preferred Shares	4,016		$258.31 (plus commissions)

(1)

On November 15, 2006, we announced that our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program to allow the Company to repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In August 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In December 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 7 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In February 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

(2)	Includes 183,000 shares of restricted equity subject to vesting which were issued to certain employees. We repurchased shares which were not already vested upon termination of employment.

(3)

Includes 20,807 shares of restricted equity subject to vesting which were issued to a certain employee and an employee in connection with certain of our acquisition. We repurchased shares which were not already vested upon termination of employment.

(4)	The preferred shares were repurchased on October 1, 2008.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marchex under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from March 31, 2004 (the date our Class B common stock commenced trading on the Nasdaq Global Market (formerly, the Nasdaq National Market)) through December 31, 2008 of cumulative total return for our Class B common stock, the NASDAQ Composite Index (the “NASDAQ Composite Index”) and the RDG Internet Composite Index (the “RDG Index”). Measurement points are March 31, 2004 and the last trading day of each of the Company’s fiscal years ended December 31, 2004 through 2008. The graph assumes that $100 was invested on March 31, 2004 in the Class B common stock of the Company, the NASDAQ Composite Index and the RDG Internet Composite Index and assumes reinvestment of any dividends. Such returns are based on historical results and are not intended to suggest future performance.

*$100 invested on 3/31/04 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

	3/31/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Marchex, Inc.	$100	$236.49	$253.27	$150.68	$123.09	$66.67
NASDAQ Composite Index	$100	$108.71	$111.92	$125.05	$138.01	$80.33
RDG Internet Composite Index	$100	$114.32	$111.82	$126.52	$146.98	$89.28

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated financial data for the year ended December 31, 2004 and 2005 is derived from our audited consolidated financial statements which are not included in this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008, and the consolidated balance sheet data at December 31, 2007 and 2008, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.

The historical results are not necessarily indicative of the results to be expected in any future period.

Consolidated Statements of Operations Data:

	Year ended December 31,
	2004	2005	2006	2007	2008
Revenue	$43,804,272	$94,995,847	$127,759,475	$139,390,659	$146,374,922
Income (loss) from operations	$(1,017,746)	$4,849,510	$551,860	$(3,037,360)	$(175,286,051)
Net income (loss)	$(733,093)	$3,907,806	$(443,637)	$(1,505,268)	$(127,863,628)
Net income (loss) applicable to common stockholders	$(1,153,523)	$1,502,026	$2,753,704	$(1,410,120)	$(127,903,366)
Basic net income (loss) per share applicable to Class A and Class B common stockholders	$(0.05)	$0.04	$0.07	$(0.04)	$(3.51)
Diluted net income (loss) per share applicable to Class A and Class B common stockholders	$(0.05)	$0.04	$(0.04)	$(0.04)	$(3.51)
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	11,987,500	11,870,929	11,662,012	11,562,367	10,963,724
Class B	10,100,003	22,693,861	26,596,168	27,375,331	25,468,281
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	11,987,500	11,870,929	11,662,012	11,562,367	10,963,724
Class B	22,087,503	36,907,633	39,496,419	38,937,698	36,432,005

Consolidated Balance Sheet Data:

	December 31,
	2004	2005	2006	2007	2008
Cash and cash equivalents	$24,933,066	$63,090,941	$46,105,827	$36,456,307	$27,418,396
Working capital	$16,062,631	$70,269,596	$56,787,483	$41,242,743	$34,987,716
Total assets	$71,593,736	$334,409,149	$333,387,836	$320,194,345	$170,269,787
Other non-current liabilities	$339,196	$489,790	$91,907	$105,370	$23,297
Total liabilities	$15,921,704	$13,795,557	$16,174,934	$18,305,870	$20,962,035
Total stockholders’ equity	$55,672,032	$320,613,592	$317,212,902	$301,888,475	$149,307,752
Cash dividends declared per common share	$—	$—	$0.02	$0.06	$0.08

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a local search and advertising company. Marchex’s advertising platforms deliver search- and call-based marketing products and services for local and national advertisers. We believe Marchex’s Local Search Network helps consumers make better, more informed local decisions through its content-rich Web sites that reach millions of consumers each month.

We have a suite of technology-based products and services that facilitate the efficient and cost-effective marketing and selling of goods and services for local and national advertisers who want to sell their products online; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Local Search Network. We believe that our Local Search Network is a significant source of local information online. It includes more than 200,000 of our owned and operated Web sites focused on helping users find and make informed decisions about where to get local products and services. It features listings from more than 10 million local businesses in the U.S and millions of expert and user-generated reviews on local businesses. The more than 200,000 Web sites in our network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as chicagodoctors.com, seattleautorepairs.com, bostonmortgage.com and others. Traffic to our Local Search Network is primarily monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based ad units, banner placements and sponsorships.

•

Private-Label Search Marketing Platforms. Marchex Connect Enterprise, our private-label local online advertising platform enables enterprise partners of local advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell search marketing packages and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network, including leading search engines and our own Local Search Network. By creating a solution for companies who have relationships with local advertisers, it makes it easy for local businesses to participate in online advertising. The search marketing services we offer to local advertisers through Marchex Connect Enterprise include services typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, pay-for-call, advertising campaign management, reporting and analytics. Marchex Connect Enterprise has the capacity to support hundreds of thousands of advertiser accounts. In addition, we offer a private-label platform for publishers, separate and distinct from the Marchex Connect Enterprise platform, which enables them to monetize their Web sites with contextual advertising from their own customers or from our advertising relationships. Enterprise partners and publishers generally pay us an agency fee for our platform and services in the form of a percentage of the cost of every click or call delivered to their advertisers.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local Web sites, mobile distribution and our own Local Search Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser’s Web site and completes a specified action. Additionally, we sell pay-per-click contextual advertising placements on specialized vertical and branded partner Web sites, on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Call-Based Advertising Services. We deliver a variety of call-based advertising services to local advertiser enterprise partners, national advertisers and advertising agencies. These services include phone number provisioning, call tracking, call analytics, click-to-call, Web site proxying, pay-for-call and other phone call-based services which enable enterprise partners and advertisers to utilize online advertising to drive calls into their businesses as well as clicks and to use call tracking to measure the effectiveness of both their online and offline advertising campaigns. Advertisers pay us a flat fee for each phone number provisioned and a pre-negotiated rate per minute for each call they receive from call-based ads we distribute on our distribution network.

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

•

Local Campaign Management Services. We offer local advertising campaign management services. Our campaign management services enable our advertisers to consolidate the purchasing, management, optimization and reporting from their local, search and vertical-advertising campaigns across a large number of search engines, local Web sites and pay-per-click networks into one centralized place. Through our partnerships with leading search engines, directories, vertical Web sites and mobile applications, we are able to place and manage our clients’ paid listings directly within their account management systems and provide detailed reporting and conversion tracking that enables advertisers to track the effectiveness of their online advertising campaigns across the different channels. With our campaign management services, we may suggest additional channels, search engines or pay-per-click networks as well as editorial guidance that may broaden the reach and improve the effectiveness of our advertisers’ campaigns. Advertisers pay us a pre-negotiated rate for each click they receive on their advertisement placed or managed as part of our campaign management services.

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

Acquisitions

We have completed the following acquisitions during 2006 and 2007 which have been accounted for as business combinations.

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

VoiceStar

In September 2007, we acquired VoiceStar, Inc. which was recently renamed Marchex Voice Services (“Marchex Voice Services”) a provider of call-based advertising services for local advertisers. The purchase price consideration consisted of:

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2006, 2007 and 2008.

Revenue

We currently generate revenue through our suite of services, including our local search network, private-label local online advertising platform, pay-per-click advertising and related services, call-based advertising, feed management, and local campaign management.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, pay-for-call services, cost-per-action services and feed management services. These primary sources amounted to greater than 86% of our revenues in all periods presented. Our secondary sources of revenue are our campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 14% of our revenues in all periods presented. We have no barter transactions.

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

Performance-Based Advertising Services

In providing pay-per-click and pay-for-call advertising services, we generate revenue upon our delivery of qualified and reported click-throughs or phone calls to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each click-through or phone call, which occurs when an online user clicks on or makes a phone call based on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, our portfolio of owned Web sites and other targeted Web-based content. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed.

In providing pay-per-click contextual targeting services, advertisers purchase keywords or keyword strings, based on an amount they choose for a targeted placement on vertically-focused Web sites or specific pages of a Web site that are specific to their products or services and their marketing objectives. The contextual results distributed by our services are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the merchant’s advertisement and the relevance of the merchant’s advertisement, which is dictated by historical click-through rates. Advertisers pay us when a click-through occurs on their advertisement.

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

Search Marketing Services

Advertisers pay us additional fees for services such as campaign management and natural search engine optimization. Advertisers generally pay us on a click-through basis, although in certain cases we receive a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select advertisers. We may also charge initial set-up, account, service or inclusion fees as part of our services.

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

Outsourced Search Marketing Platforms

We generate revenue from enterprise partners and publishers utilizing our web-based technologies. We are paid a management or agency fee based on the total amount of the purchase made by the advertiser. The partners or publishers engage the advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method.

Industry and Market Factors

We enter into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount per click-through on these listings. The level of click-throughs contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to grow will be impacted by our ability to increase our distribution, which impacts the number of Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert clicks from these Internet users into completed transactions, such as a purchase or sign up. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services.

We anticipate that these variables will fluctuate in the future, affecting our ability to grow and our financial results. In particular, it is difficult to project the number of click-throughs we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per click-through. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets, including due to the economic uncertainty resulting from recent disruptions in global financial markets.

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results. Additionally, the current deterioration in the economic conditions has generally resulted in advertisers and enterprise partners reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typically seasonality seen in our industry.

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	telecommunication costs, including provisioning of telephone numbers;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web sites, network equipment and internally developed software;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

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

Stock-Based Compensation

We follow Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (SFAS) 123R, Share-Based Payment (SFAS 123R) and account for stock-based compensation under the fair value method. As a result, stock-based compensation consists of the following:

•	all share-based compensation arrangements granted after January 1, 2006 (adoption date of SFAS 123R) and for any such arrangements that are modified, cancelled, or repurchased after that date, and

•	the portion of previous share-based awards for which the requisite service has not been rendered as of January 1, 2006.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance and projections of future taxable income, that our net deferred tax assets, excluding certain state net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. Additionally, the majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income the Company expects to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

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

As of December 31, 2008, we have gross deferred tax assets of $60.8 million, relating to the impairment of goodwill, amortization of intangibles assets, net operating loss carryforwards and certain other temporary differences. As of December 31, 2008, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realizable and accordingly, have recorded a valuation allowance of $2.5 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2008, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2007 and 2008, we had federal net operating loss, or NOL, carryforwards of $1.7 million for both periods which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of December 31, 2007 and 2008, we had certain tax effected state net operating loss carryforwards of approximately $1.7 million and $2.5 million, respectively. We do not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state net operating loss carryforwards as of December 31, 2007 and 2008.

Convertible Preferred Stock

During 2007 and 2008, the Company’s board of directors declared the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

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

In 2007, we repurchased 3,734 shares of preferred stock for a total cash expenditure of approximately $732,000. In 2008, we repurchased the remaining outstanding 6,024 shares of preferred stock for a total cash expenditure of approximately $1.4 million.

Comparison of the year ended December 31, 2007 (2007) to the year ended December 31, 2008 (2008) and comparison of the year ended December 31, 2006 (2006) to the year ended December 31, 2007 (2007).

Revenue. The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2006	2007	2008
Proprietary Traffic Sources	$47,735,446	$50,005,433	$69,090,638
Partner and Other Revenue Sources	80,024,029	89,385,226	77,284,284

Total Revenue	$127,759,475	$139,390,659	$146,374,922

Our proprietary traffic revenues are generated from our portfolio of owned Web sites which are monetized with pay-per-click and cost-per-action listings and graphical ad units that are relevant to the Web sites. When an online user navigates to one of our owned and operated Web sites and clicks on a particular listing or completes the specified action, we receive a fee.

Our partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, and other targeted Web-based content. We generate revenue upon delivery of qualified and reported click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their online user traffic. Other revenues include our call provisioning and call tracking services, campaign management services, natural search optimization services and outsourced search marketing platforms.

Revenue increased 5%, from $139.4 million in 2007 to $146.4 million in 2008. The increase in revenues was primarily attributable to proprietary traffic sources, including our portfolio of more than 200,000 Web sites. The majority of the revenues from our proprietary traffic sources are attributable to the Name Development, Pike Street and AreaConnect portfolios of Web sites. Substantially all of the proprietary traffic revenue increase was attributable to an increase in the average revenue per advertiser. Revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites decreased in 2008, in part as we experienced more demand and revenue growth for cost-per-actions from enterprise partners such as AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media, LLC and Intelius, Inc., particularly related to our local search and directory Web sites. We believe the increase in proprietary revenues is in part attributable to updates and enhancements for certain of the Web sites as well as increased sales, marketing and optimization efforts and expenditures. The partner network and other revenues were affected by our adding more than 10,000 accounts to our local online and call-based advertising platforms which were primarily attributable to an increase of $12.5 million in the revenues we generated from enterprise partners related to our local online advertising platform and call-based advertising services. These revenue increases were offset by a $10.0 million decrease attributable to less traffic volume from domain name owners who are distribution partners utilizing our third-party content platform including a net decline of fifteen distribution partners from domain name owners comparing the year ended December 31, 2008 to the same period in 2007. A portion of the decrease was also attributable to lower pay-per-click revenues due in part to more than 6,000 fewer advertisers spending on our partner network. Under our arrangement with AT&T, we generate revenues from our local online advertising platform to sell search marketing packages and or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid accounts fees and also agency fees for our services in the form of a percentage of the cost of every click or call delivered to their advertisers. AT&T and Yahoo! in 2007 accounted for 9% and 31%, respectively, of our total revenues compared to 13% and 11%, respectively, in 2008. As noted above, revenues from Idearc and Intelius are primarily related to our local search and directory Web sites and revenues increased for both from less than 10% in 2007 to 11% and 13% in 2008, respectively.

Revenue increased 9%, from $127.8 million in 2006 to $139.4 million in 2007. The increase in revenues was primarily attributable to an increase of $9.4 million in partner and other revenue sources. We believe the increase in partner revenues is in part attributable to growth of our existing distribution partners, an increase in the number of accounts added on our platform of more than 30,000 and related revenues we generated from enterprise partners, more distribution partners adopting our third-party content platform which correspondingly increased revenue generated clicks, and our introduction of voice-based services which contributed $1.1 million of revenue primarily resulting from our acquisition of Marchex Voice Services which was not significant to our financial results in 2007. The majority of the increase in revenues from our proprietary traffic is attributable to more click-throughs on advertiser’s listings on our portfolio of more than 200,000 Web sites. We also believe the foregoing factors, combined with our sales marketing and optimization efforts have contributed to an increase in the average revenue per advertiser.

We expect revenues to decrease from domain name owners who are distribution partners utilizing our third-party content platform as we have reduced the development and sales resources focused on those services. In the near term, given the current deterioration in economic conditions we expect advertisers and enterprise partners to generally reduce their advertising and marketing services budgets. Certain of our large advertiser and enterprise partners are experiencing financial challenges, including issues stemming from the current deterioration in economic conditions, and we expect our revenues from such advertisers and enterprise partners to trend lower in the near term as these advertisers may spend less, particularly on our proprietary traffic sources. Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs and calls performed by users of our services through our distribution partners and proprietary traffic sources and maintaining and increasing the number and volume of transactions and favorable payment terms with advertisers and advertising service providers, which we believe is dependent in part on marketing our Web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. As revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenues and results of operations.

The Company anticipates that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of click-throughs we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per click-through. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets, including due to the economic uncertainty resulting from recent disruptions in global financial markets, although in the near term, we believe advertisers may limit their total advertising budgets.

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results. Additionally, the current deterioration in the economic conditions has resulted in many advertisers and enterprise partners reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

Expenses

Expenses were as follows:

	Years ended December 31,
	2006	% of revenue	2007	% of revenue	2008	% of revenue
Service costs	60,433,611	47%	70,901,141	51%	66,022,359	45%
Sales and marketing	23,050,654	18%	24,962,682	18%	31,951,963	22%
Product development	10,094,967	8%	12,018,010	9%	17,485,518	12%
General and administrative	13,533,215	11%	17,777,790	13%	19,652,781	13%
Amortization of acquired intangible assets	20,465,128	16%	16,930,348	12%	13,957,728	10%
Impairment of goodwill	—	0%	—	0%	169,299,000	116%
Impairment of intangible assets	—	0%	—	0%	7,424,706	5%
Facility relocation	—	0%	121,124	0%	—	0%

We follow SFAS 123R and record stock-based compensation expense under the fair value method. In 2008, we recorded $11.4 million of stock-based compensation expense as compared to $10.3 million in 2007 and $12.8 million in 2006. This stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations. Stock-based compensation recognized in the prior periods has been reclassified to conform to the presentation in the current period.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Years ended December 31,
	2006	2007	2008
Service costs	$1,177,773	$285,329	$493,023
Sales and marketing	2,996,945	565,445	1,681,815
Product development	3,278,513	1,732,880	1,664,467
General and administrative	5,338,287	7,725,515	7,511,272

Total stock-based compensation	$12,791,518	$10,309,169	$11,350,577

See Note 7 (c)—”Stock Option Plan” of the consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 7% from $70.9 million in 2007 to $66.0 million in 2008. The decrease was primarily attributable to a decrease in payments to distribution partners, payment processing fees and royalties of $13.0 million offset by an increase in facility, co-location, depreciation and amortization, registration fees and Internet domain amortization and other costs of $5.7 million and an increase in personnel and stock-based compensation of $2.5 million.

Service costs increased 17% from $60.4 million in 2006 to $70.9 million in 2007. The increase was primarily attributable to an increase in payments to distribution partners, facility, co-location, depreciation and amortization, personnel and other costs of $10.9 million, an increase in registration fees and Internet domain amortization of $1.3 million, offset by decreases in stock-based compensation, payment processing fees and royalties of $1.8 million. This total increase also resulted from the Marchex Voice Services acquisition, a greater number of searches, an increase in database and hardware capacity requirements, an increase in the number of personnel required to support our services and an increase in fees paid to outside service providers.

Service costs represented 45% of revenue in 2008 compared to 51% in 2007 and 47% in 2006. The 2008 decrease as a percentage of revenue in service costs as compared to 2007 was primarily as a result as a larger proportion of revenue from proprietary traffic sources for which there are no related distribution partner payments. The 2007 increase as percentage of revenue in service costs as compared to 2006 was primarily a result of a larger proportion of revenue attributable to our partner and other revenue sources for which there are related distribution partner payments and additional investments in infrastructure and personnel costs. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to feed management and pay-per-click distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that service costs will continue to increase in absolute dollars as a result of additional stock-based compensation expense, costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 28% from $25.0 million in 2007 to $32.0 million in 2008. As a percentage of revenue, sales and marketing expenses were 18% and 22% for 2007 and 2008, respectively. The increase of $7.0 million was related primarily to an increase in online and outside marketing activities due in part to our rebranding efforts during the year, additional demand for our local search and directory Web site traffic and additional personnel costs. We expect that sales and marketing expenses will increase in absolute dollars as a result of additional stock-based compensation expense and in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our recently updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Sales and marketing expenses increased 8% from $23.1 million in 2006 to $25.0 million in 2007. As a percentage of revenue, sales and marketing expenses was 18% for both 2006 and 2007. The increase in dollars was related primarily to an increase in online and outside marketing activities and additional personnel from the Marchex Voice Services acquisition, partially offset by a decrease in stock-based compensation of $2.4 million.

Product Development. Product development expenses increased 45%, from $12.0 million in 2007 to $17.5 million in 2008. As a percentage of revenue, product development expenses were 9% and 12% for 2007 and 2008, respectively. The increase in dollars was primarily due to an increase in consulting, personnel, including stock-based compensation costs of $4.8 million, and the remaining increase of $679,000 was related to travel, depreciation and amortization, and other operating costs. We expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings in the longer term and as a result of additional stock-based compensation expense.

Product development expenses increased 19%, from $10.1 million in 2006 to $12.0 million in 2007. As a percentage of revenue, product development expenses were 8% and 9% for 2006 and 2007, respectively. The increase in dollars was primarily due to an increase in consulting and personnel costs of $1.5 million which was net of a $1.5 million decrease in stock-based compensation expense and the remaining amount was related to travel, depreciation and amortization, and other operating costs of $415,000.

General and Administrative. General and administrative expenses increased 11%, from $17.8 million in 2007 to $19.7 million in 2008. The increase in dollars was primarily due to an increase in personnel and consulting costs of $1.2 million, an increase in travel, facility costs, bad debt, business taxes and other costs of $866,000 partially offset by a decrease in stock-based compensation of $214,000. As a percentage of revenue, general and administrative expenses were 13% for both 2007 and 2008. We expect that our general and administrative expenses will increase in absolute dollars as a result of additional stock-based compensation expense and in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 18%, from $16.9 million in 2007 to $14.0 million in 2008. The decrease was related to certain of our intangible assets being fully amortized partially offset by an increase related to the Marchex Voice Services acquisition in 2007. During the 2008, the components of amortization of intangibles were service costs of $12.5 million, sales and marketing of $1.2 million and general and administrative of $267,000.

Intangible amortization expense decreased 17%, from $20.5 million in 2006 to $16.9 million in 2007. The decrease was related to certain of our intangible assets being fully amortized partially offset by an increase related to the Marchex Voice Services acquisition in 2007. During the 2007, the components of amortization of intangibles were service costs of $13.1 million, sales and marketing of $2.7 million and general and administrative of $1.1 million.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our consolidated financial statements. The identified intangibles amounted to $84.5 million and $84.3 million at December 31, 2007 and 2008, respectively, and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

Impairment of goodwill. In the fourth quarter of 2008, we performed our annual impairment testing in accordance with the SFAS No. 142, Goodwill and Other Intangible Assets. As a result of this testing, we recorded a $169.3 million non-cash impairment charge on goodwill. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in current market multiples and our stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for the markets where we operate.

Impairment of intangible assets. In the fourth quarter of 2008 in conjunction with our annual impairment testing of goodwill and in light of the current macroeconomic environment and significant decrease in market capitalization we also performed a review on certain of our intangible assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result we recorded $7.4 million non-cash impairment charge on certain technology and domain assets. The impairment charge resulted from the weakness in the U.S. financial markets, decreases in our cash flow forecasts in the markets where we operate and changes in the planned utilization of such assets.

Facility Relocation. In April 2007, we subleased one of our office locations. In connection with the sublease, we recognized approximately $121,000 for the future obligations of non-cancelable lease and other costs related to the office.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $4.1 million in 2008 and was attributable to the sales and disposals of Internet domain name and other intangible assets. The gain on sales and disposals of intangible assets, net was $370,000 and $283,000 during 2006 and 2007, respectively.

Other Income. Other income decreased 41%, from $2.5 million in 2007 to $1.5 million in 2008. The decrease was primarily a result of lower average cash balances, resulting from Class B common stock repurchases and lower interest rates partially offset by $891,000 for services fees on inactive customer accounts and cash received related to a litigation settlement.

Other income decreased 21%, from $3.1 million in 2006 to $2.5 million in 2007. The decrease was primarily attributable to a decrease in interest income of $656,000 which was primarily a result of a decrease in cash and cash equivalents and a decrease in interest rates.

Income Taxes. Income tax expense in 2007 was $960,000 compared to an income tax benefit of $45.9 million in 2008. In 2007, the effective tax rate of 176% differed from the expected tax rate of 35% due to non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R, state income taxes, and other non-deductible amounts. In 2008, the effective tax rate of 26% differed from the expected tax rate of 35% due primarily to the non-deductible goodwill impairment and other items such as non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R, state income taxes, and other amounts.

The income tax expense in 2006 was $4.3 million compared to $960,000 in 2007. In 2006, the effective tax rate of 116% differed from the expected tax rate of 35% due to non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R, state income taxes, and other amounts.

During 2006, 2007 and 2008, as a result of tax deductions from stock option exercises, we recognized tax-effected benefits of approximately $2.6 million, $2.8 million and $266,000 respectively, which were recorded as credits to additional paid in capital.

Cumulative effect of Change in Accounting Principle. In 2006, a one-time gain of $151,000, net of tax, was recognized as an cumulative effect of a change in accounting principle based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, forfeitures had been recorded as incurred.

Convertible Preferred Stock Dividends, Conversion Payment, and (Discount) Premium on Preferred Stock Redemption, net. In 2008, there was $40,000 which was primarily related to convertible preferred stock dividends. In 2007, there was $69,000 of convertible preferred stock dividends and $164,000 discount on preferred stock redemption in connection with our repurchase of 4,000 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions). In 2006, there was $1.6 million of convertible preferred stock dividends and a one time payment of approximately $970,000 associated with the voluntary conversion of 81,000 shares of our preferred stock into 825,000 shares of our Class B common stock in March 2006 net of a $5.8 million discount on preferred stock redemption in connection with our repurchase of an aggregate of 132,000 shares of preferred stock outstanding at a price of $195.00 per share (plus commission).

Net Income (Loss) Applicable to Common Stockholders. The net income (loss) applicable to common stockholders decreased from a net loss of $1.4 million in 2007 to a net loss of $127.9 million in 2008, primarily attributable to an impairment of goodwill and intangible assets in the fourth quarter of 2008 of $176.7 million. The net income (loss) applicable to common stockholders decreased from a net income of $2.8 million in 2006 to a net loss of $1.4 million in 2007. The decrease was primarily attributable to the convertible preferred stock dividends, conversion payment and discount on preferred stock redemption which was $3.2 million in 2006 compared to $95,000 in 2007.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters ended December 31, 2008, as well as such data expressed as a percentage of our revenues for the periods presented. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

	Quarter Ended
	Mar 31, 2007	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008	Sept 30, 2008	Dec 31, 2008
Consolidated Statement of Operations:
Revenue	$34,223,401	$34,665,637	$33,493,588	$37,008,033	$37,042,327	$37,363,887	$37,157,530	$34,811,178

Expenses:
Service costs (1), (2)	15,241,228	16,764,588	18,815,633	20,079,692	18,887,315	17,414,301	15,443,871	14,276,872
Sales and marketing (1), (2)	7,509,921	7,112,929	5,028,698	5,311,134	6,971,748	7,896,035	8,462,898	8,621,282
Product development (1), (2)	2,597,656	2,662,779	3,302,726	3,454,849	4,187,104	4,252,469	4,750,136	4,295,809
General and administrative (1), (2)	4,180,775	4,057,643	4,552,858	4,986,514	4,959,109	5,074,875	5,156,542	4,462,255
Amortization of intangible assets from acquisitions (3)	4,523,134	4,074,254	4,007,342	4,325,618	4,052,362	3,661,275	3,165,566	3,078,525
Facility relocation	—	121,124	—	—	—	—	—	—

Total operating expenses	34,052,714	34,793,317	35,707,257	38,157,807	39,057,638	38,298,955	36,979,013	34,734,743

Impairment of goodwill (4)	—	—	—	—	—	—	—	(169,299,000)
Impairment of intangible assets (4)	—	—	—	—	—	—	—	(7,424,706)
Gain on sales of intangible assets, net	32,264	123,246	126,569	997	144,691	2,010,576	1,611,341	366,474

Income (loss) from operations	202,951	(4,434)	(2,087,100)	(1,148,777)	(1,870,620)	1,075,508	1,789,858	(176,280,797)
Other income (expense):
Interest income	708,495	758,426	663,513	374,338	287,149	162,633	149,592	74,297
Interest expense	(1,792)	(1,585)	(2,148)	(3,617)	(3,324)	(30,907)	(28,259)	(28,378)
Other	5,284	(8,527)	—	106	501	1,354	877,885	13,523

Total other income	711,987	748,314	661,365	370,827	284,326	133,080	999,218	59,442

Income (loss) before provision for income taxes	914,938	743,880	(1,425,735)	(777,950)	(1,586,294)	1,208,588	2,789,076	(176,221,355)
Income tax expense (benefit) (4)	473,788	412,978	95,311	(21,676)	(339,953)	733,229	1,431,120	(47,770,753)

Net income (loss)	441,150	330,902	(1,521,046)	(756,274)	(1,246,341)	475,359	1,357,956	(128,450,602)
Convertible preferred stock dividends and (discount) premium preferred stock redemption, net	(106,548)	(23,482)	16,991	17,891	(10,888)	(33,697)	11,928	72,395

Net income (loss) applicable to common stockholders	$547,698	$354,384	$(1,538,037)	$(774,165)	$(1,235,453)	$509,056	$1,346,028	$(128,522,997)

(1) Excludes amortization of intangible assets from acquisitions (2) Includes stock-based compensation as follows:
Service costs	$118,535	$31,741	$151,790	$(16,737)	$139,571	$86,087	$188,564	$78,801
Sales and marketing	372,358	89,800	374,448	(271,161)	530,710	326,004	587,014	238,087
Product development	489,252	450,692	603,073	189,863	410,709	396,289	553,013	304,456
General and administrative	1,907,069	1,770,488	1,856,638	2,191,320	1,986,482	1,860,856	1,919,405	1,744,529

Total	$2,887,214	$2,342,721	$2,985,949	$2,093,285	$3,067,472	$2,669,236	$3,247,996	$2,365,873

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$3,222,866	$3,121,754	$3,135,890	$3,596,729	$3,379,029	$3,179,686	$2,970,010	$2,990,998
Sales and marketing	715,000	715,000	715,000	603,889	548,333	406,111	162,223	54,193
General and administrative	585,268	237,500	156,452	125,000	125,000	75,478	33,333	33,334

Total	$4,523,134	$4,074,254	$4,007,342	$4,325,618	$4,052,362	$3,661,275	$3,165,566	$3,078,525

(4)

Fourth quarter 2008 includes a $169.3 million non-cash impairment charge on goodwill and a $7.4 million non-cash impairment charge on certain technology and domain assets as a result of our annual impairment testing of goodwill and impairment review on certain of our intangible assets. As a result of the impairment charges we recognized a $48.0 million income tax benefit.

Liquidity and Capital Resources

As of December 31, 2007 and 2008, we had cash and cash equivalents of $36.5 million and $27.4 million, respectively. As of December 31, 2008, we had contractual obligations of $4.0 million of which $1.9 million is for rent under our facility operating leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as amortization and depreciation, income and excess tax benefit from stock options, stock-based compensation, facility relocation amounts, gain on sale of intangible assets net, impairment of goodwill, impairment of intangible assets, deferred income taxes, cumulative effect of a change in accounting principle and changes in working capital. Cash provided by operating activities for the year ended December 31, 2008 of approximately $26.5 million consisted primarily of a net loss of $127.9 million adjusted for non-cash items of $164.6 million, which includes $169.3 million for the impairment of goodwill and $7.4 million for the impairment of intangible assets, partially offset by a deferred tax benefit of $49.6 million. Other non-cash items also included depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation and excess income tax benefit related to stock options and approximately $10.2 million used in working capital and other activities such as decreases in restricted cash for credit card authorization agencies. Cash provided by operating activities for the year ended December 31, 2007 of approximately $37.1 million consisted primarily of a net loss of $1.5 million adjusted for non-cash items of $30.3 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and excess income tax benefit related to stock options and approximately $8.3 million used in working capital and other activities such as decreases in restricted cash for credit card authorization agencies. Cash provided by operating activities for the year ended December 31, 2006 of approximately $30.8 million consisted primarily of a net loss of $444,000 adjusted for non-cash items of $35.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and income tax benefit related to stock options and approximately $4.1 million used in working capital, other activities and for increases in restricted cash for credit card authorization agencies.

With respect to a significant portion of our pay-per-click advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related click-throughs with the corresponding payments to the distribution partners who provide placement for the listings generally made only after our delivery of a click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in 2006, 2007 and 2008. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

We have payment arrangement with enterprise partners particularly related to our proprietary traffic sources or local online advertising platforms, such as AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media LLC and Intelius, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. Certain of these partners have recently had debt-rating agencies downgrade their debt instruments and have capital structures that are creating liquidity uncertainty and challenges. We believe certain of these enterprise partners are reviewing approaches to restructuring and streamlining their operations. For the year and as of December 31, 2008 amounts from these partners along with Yahoo! totaled 61% of revenue and $16.3 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Accounts receivable balances outstanding at December 31, 2008 from Yahoo!, AT&T, Idearc and Intelius totaled $1.9 million, $4.8 million, $2.4 million and $3.7 million, respectively.

Cash provided by investing activities for the year ended December 31, 2008 of approximately $782,000 was primarily attributable to proceeds from the sales of intangible assets of approximately $4.4 million offset by net purchases for property and equipment of $3.3 million, and purchases for Internet domain names or Web sites of approximately $208,000 and payments for the Marchex Voice Services acquisition of approximately $128,000. Cash used in investing activities for the year ended December 31, 2007 of approximately $27.0 million was primarily attributable to the payment for the Marchex Voice Services acquisition totaling approximately $13.5 million, purchases for Internet domain names or Web sites of approximately $10.8 million and net purchases for property and equipment of $3.4 million, offset by proceeds from the sales of intangible assets of approximately $688,000. Cash used in investing activities for the year ended December 31, 2006 of approximately $23.5 million was primarily attributable to the payments for the AreaConnect and Open List asset acquisitions totaling approximately $18.5 million, purchases for Internet domain names or Web sites of approximately $1.1 million and net purchases for property and equipment of $5.9 million, offset by proceeds from the sales of intangible assets of approximately $1.8 million, and proceeds, net of legal fees, from the settlement of certain intangible asset indemnification obligations in connection with our 2005 acquisitions of approximately $347,000.

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

Cash used in financing activities for the year ended December 31, 2008 of approximately $36.3 million was primarily attributable to the repurchase of 3.8 million shares of Class B common stock for treasury stock and 6,000 shares of preferred stock totaling approximately $32.6 million and $1.4 million, respectively, and common stock and preferred dividend payments of $3.2 million, partially offset by net proceeds of approximately $1.0 million from the sale of stock through employee stock options, employee stock purchases and the issuance of restricted stock to employees and $61,000 of excess tax benefit related to stock options. Cash used in financing activities for the year ended December 31, 2007 of approximately $19.7 million was primarily attributable to the repurchase of 2.3 million shares of Class B common stock for treasury stock and 4,000 shares of preferred stock totaling approximately $22.1 million and $732,000, respectively, and common stock and preferred dividend payments of $3.4 million, partially offset by net proceeds of approximately $4.0 million from the sale of stock through employee stock options, employee stock purchases and the issuance of restricted stock to employees and $2.6 million of excess tax benefit related to stock options. Cash used in financing activities for the year ended December 31, 2006 of approximately $24.3 million was primarily attributable to the repurchase of an aggregate of 132,000 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions) totaling approximately $26.0 million, preferred dividend payments of $2.9 million which included the one-time payment of $970,000 associated with the voluntary conversion of 81,000 shares of our preferred stock into 825,000 shares of our Class B common stock offset by net proceeds of approximately $2.2 million from the sale of stock through employee stock options and employee stock purchases and $2.5 million of excess tax benefit related to stock options.

The following table summarizes our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$1,866,508	$1,632,661	$233,847	$—
Capital leases	52,820	45,125	7,695	—
Other contractual obligations	2,074,905	1,433,571	626,820	14,514

Total contractual obligations (1)	$3,994,233	$3,111,357	$868,362	$14,514

(1)

In February 2005 we entered into agreements with an advertising partner to which we paid $4.5 million, in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and has been amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs is not included in the above schedule.

During 2007 and 2008, we paid approximately $10.8 million and $206,000, respectively, for the purchase of additional Internet domains or Web sites. We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of December 31, 2008, we had no borrowings under the credit agreement. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. In February 2008, our Board of Directors authorized an increase in the share repurchase program to provide for the repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. In August 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In December 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 7 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In February 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This share repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the year ended December 31, 2007, approximately 2.2 million shares of Class B common stock were repurchased under the share repurchase program. During the year ended December 31, 2008, approximately 3.8 million shares of Class B common stock were repurchased under the share repurchase program. In 2009, we have repurchased approximately $4.6 million of Class B common stock to date.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. Quarterly dividends were paid on February 15, 2008, May 15, 2008, August 15, 2008 and November 17, 2008 to Class A and Class B common stockholders of record as of the close of business on February 4, 2008, May 2, 2008, August 4, 2008 and November 6, 2008, respectively. Total dividends paid in 2008 were approximately $3.2 million. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.9 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors.

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

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;

•	Goodwill and intangible assets;

•	Stock-based compensation;

•	Allowance for doubtful accounts, advertiser and incentive program credits; and

•	Provision for income taxes.

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, pay-for-call, cost-per-action services and feed management services. For pay-per-click listing, pay-for-calls and feed management services, revenue is recognized upon our delivery of qualified and reported click-throughs or phone calls to our advertisers or advertising service providers’ listing which occurs when an online user clicks on or makes a phone call based on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. If our stock price were to trade below book value per share for a extended period of time and/or we continue to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on its financial condition and results of operations.

We performed our annual impairment testing in accordance with SFAS 142 and in light of the current macroeconomic environment and significant decrease in market capitalization. We also performed a review on certain of our intangible assets under SFAS 144. As a result of this testing, we recorded $176.7 million pre-tax impairment charge on goodwill and intangible assets in the fourth quarter of 2008. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in current market multiples and the company’s stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for us and the markets in which we operate. Certain technology and domain assets were written-down due to the decreased cash flow forecasts and planned utilization of the assets. The impairment charges will not result in any current or future cash expenditures.

For the period from January 1, 2009 to March 16, 2009, the U.S. financial markets and our stock price have been impacted by continued deterioration in economic conditions. Should economic conditions and other indicators further deteriorate or impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of goodwill might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

Any future additional impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

Under FAS 123R, we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123R, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 7 (c)—”Stock Option Plan” in the consolidated financial statements for additional information.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance and projections of future taxable income, that our net deferred tax assets, excluding certain state net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. Additionally, the majority of our deferred tax assets have arisen due to deductions taken in our financial statements related to the impairment of goodwill and amortization of intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income the Company expects to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

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

As of December 31, 2008, we have gross deferred tax assets of $60.8 million, relating to the impairment of goodwill, amortization of intangible assets, net operating loss carryforwards and certain other temporary differences. As of December 31, 2008, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realized and accordingly, have recorded a valuation allowance of $2.5 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2008, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2007 and 2008, we had federal net operating loss, or NOL, carryforwards of $1.7 million for both periods which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of December 31, 2007 and 2008, we had certain tax effected state net operating loss carryforwards of approximately $1.7 million and $2.5 million, respectively. We do not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state net operating loss carryforwards as of December 31, 2007 and 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 is effective for us on January 1, 2008. In February 2008, the FASB issued a FASB Staff Position FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. Accordingly, we adopted the required provisions of SFAS 157 on January 1, 2008 and the remaining provisions will be adopted by us at the beginning of fiscal year 2009. The 2008 fiscal year adoption of the required provisions did not result in a material impact to our financial statements. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP SFAS 157-2 will not have a material impact on our consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill in the acquiree. The pronouncement also provides for disclosures to enable uses of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for us on January 1, 2009. We do not expect SFAS 141R to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP SFAS 142-3 also adds additional disclosures to be included in financial statements. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We do not expect FSP SFAS 142-3 to have a material impact on our consolidated financial statements.

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

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions. During the years ended December 31, 2007 and 2008, the effects of changes in interest rates on the fair market value of our investments and our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marchex, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of Marchex, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited Marchex, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marchex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Marchex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 16, 2009

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$36,456,307	$27,418,396
Accounts receivable, net	18,307,386	21,734,291
Prepaid expenses and other current assets	2,118,390	2,642,607
Refundable taxes	1,693,695	3,042,288
Deferred tax assets	867,465	1,088,872

Total current assets	59,443,243	55,926,454
Property and equipment, net	7,357,903	5,615,396
Deferred tax assets	7,447,315	56,784,228
Intangible and other assets, net	17,381,827	6,665,562
Goodwill	204,766,826	35,475,782
Intangible assets from acquisitions, net	23,797,231	9,802,365

Total assets	$320,194,345	$170,269,787

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,625,779	$12,351,123
Accrued expenses and other current liabilities	3,668,342	6,331,709
Deferred revenue	2,906,379	2,255,906

Total current liabilities	18,200,500	20,938,738
Other non-current liabilities	105,370	23,297

Total liabilities	18,305,870	20,962,035

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value: 1,000,000 shares authorized; 6,024 and 0 shares issued and outstanding at December 31, 2007 and 2008, respectively; Aggregate liquidation preference of $1,514,946 and $0 at December 31, 2007 and 2008, respectively	1,446,649	—
Common stock, $.01 par value. Authorized 137,500,000 shares;
Class A: 12,500,000 shares authorized; 11,371,716 and 11,109,216 shares issued and outstanding, respectively, at December 31, 2007; 11,221,716 and 10,959,216 shares issued and outstanding, respectively, at December 31, 2008	113,717	112,217
Class B: 125,000,000 shares authorized; 32,268,490 and 32,106,016 shares issued and outstanding, respectively, at December 31, 2007, including 3,240,266 of restricted stock at December 31, 2007; and shares issued 28,673,564 and 26,093,848 outstanding, respectively, at December 31, 2008, including 2,348,968 of restricted stock at December 31, 2008	321,061	286,736
Treasury stock: 2,289,659 shares outstanding at December 31, 2007 and 2,579,716 shares outstanding at December 31, 2008	(22,116,275)	(15,392,921)
Additional paid-in capital	329,835,529	299,925,762
Accumulated deficit	(7,712,206)	(135,624,042)

Total stockholders’ equity	301,888,475	149,307,752

Total liabilities and stockholders’ equity	$320,194,345	$170,269,787

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2006	2007	2008
Revenue	$127,759,475	$139,390,659	$146,374,922

Expenses:
Service costs (1), (2)	60,433,611	70,901,141	66,022,359
Sales and marketing (1), (2)	23,050,654	24,962,682	31,951,963
Product development (1), (2)	10,094,967	12,018,010	17,485,518
General and administrative (1), (2)	13,533,215	17,777,790	19,652,781
Amortization of intangible assets from acquisitions (3)	20,465,128	16,930,348	13,957,728
Facility relocation	—	121,124	—

Total operating expenses	127,577,575	142,711,095	149,070,349
Impairment of goodwill	—	—	(169,299,000)
Impairment of intangible assets	—	—	(7,424,706)
Gain on sales and disposals of intangible assets, net	369,960	283,076	4,133,082

Income (loss) from operations	551,860	(3,037,360)	(175,286,051)
Other income (expense):
Interest income	3,161,019	2,504,772	673,671
Interest expense	(8,292)	(9,142)	(90,868)
Other	(9,364)	(3,137)	893,263

Total other income	3,143,363	2,492,493	1,476,066

Income (loss) before provision for income taxes	3,695,223	(544,867)	(173,809,985)
Income tax expense (benefit)	4,290,201	960,401	(45,946,357)

Loss before cumulative effect of change in accounting principle	(594,978)	(1,505,268)	(127,863,628)
Cumulative effect of a change in accounting principle, net of tax	151,341	—	—

Net loss	(443,637)	(1,505,268)	(127,863,628)
Convertible preferred stock dividends, conversion payment and (discount) premium on preferred stock redemption, net	(3,197,341)	(95,148)	39,738

Net income (loss) applicable to common stockholders	$2,753,704	$(1,410,120)	$(127,903,366)

Basic net income (loss) per share applicable to Class A and Class B common stockholders	$0.07	$(0.04)	$(3.51)
Diluted net loss per share applicable to Class A and Class B common stockholders	$(0.04)	$(0.04)	$(3.51)
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	11,662,012	11,562,367	10,963,724
Class B	26,596,168	27,375,331	25,468,281
Shares used to calculate diluted net loss per share applicable to common stockholders
Class A	11,662,012	11,562,367	10,963,724
Class B	39,496,419	38,937,698	36,432,005
(1) Excludes amortization of intangible assets from acquisitions.
(2) Includes stock-based compensation as follows:
Service costs	$1,177,773	$285,329	$493,023
Sales and marketing	2,996,945	565,445	1,681,815
Product development	3,278,513	1,732,880	1,664,467
General and administrative	5,338,287	7,725,515	7,511,272

Total	12,791,518	10,309,169	11,350,577

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$13,897,170	$13,077,239	$12,519,723
Sales and marketing	2,636,057	2,748,889	1,170,860
General and administrative	3,931,901	1,104,220	267,145

Total	$20,465,128	$16,930,348	$13,957,728

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Convertible preferred Stock		Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Total stockholder’s equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2005	225,485	$54,121,678	11,665,716	$119,282	25,483,939	$254,839	—	$—	$271,949,963	$(3,042,016)	$(2,790,154)	$320,613,592

Issuance of common stock upon exercise of stock options	—	—	—	—	657,087	6,571	—	—	2,330,815	—	—	2,337,386
Income tax benefits of option exercises	—	—	—	—	—	—	—	—	2,564,829	—	—	2,564,829
Issuance of common stock under employee stock purchase plan	—	—	—	—	4,486	45	—	—	69,331	—	—	69,376
Issuance of common stock in connection with acquisitions	—	—	—	—	662,717	6,627	—	—	8,957,884	—	—	8,964,511
Conversion of convertible preferred stock to common stock	(83,348)	(20,005,186)	—	—	850,490	8,505	—	—	19,996,666	—	—	(15)
Repurchase of preferred stock	(132,379)	(31,773,608)	—	—	—	—	—	—	5,761,134	—	—	(26,012,474)
Conversion of Class A common stock to Class B common stock	—	—	(6,500)	(65)	6,500	65	—	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(29,164)	(291)	—	—	—	—	—	(291)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	—	—	12,980,684	—	—	12,980,684
Adoption of SFAS 123R	—	—	—	—	—	—	—	—	(3,042,016)	3,042,016	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	—	(176,272)	—	—	(176,272)
Net loss	—	—	—	—	—	—	—	—	—	—	(443,637)	(443,637)
Common stock cash dividends	—	—	—	—	—	—	—	—	(785,905)	—	—	(785,905)
Convertible preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	(2,898,882)	(2,898,882)

Balances at December 31, 2006	9,758	$2,342,884	11,659,216	$119,217	27,636,055	$276,361	—	$—	$320,607,113	$—	$(6,132,673)	$317,212,902

Issuance of common stock upon exercise of stock options	—	—	—	—	1,018,779	10,188	—	—	3,672,190	—	—	3,682,378
Income tax benefits of option exercises	—	—	—	—	—	—	—	—	2,783,120	—	—	2,783,120
Issuance of common stock under employee stock purchase plan	—	—	—	—	4,219	42	—	—	48,390	—	—	48,432
Issuance of restricted stock to employees	—	—	—	—	2,512,000	25,120	—	—	—	—	—	25,120
Issuance of restricted stock to employees as part of acquisitions	—	—	—	—	634,963	6,350	—	—	(6,350)	—	—	—
Repurchase of preferred stock	(3,734)	(896,235)	—	—	—	—	—	—	163,867	—	—	(732,368)
Repurchase of Class B common stock	—	—	—	—	—	—	(2,196,748)	(22,115,346)	—	—	—	(22,115,346)
Conversion of Class A common stock to Class B common stock	—	—	(550,000)	(5,500)	550,000	5,500	—	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	—	—	(92,911)	(929)	—	—	—	(929)
Return of common stock in connection with acquisitions	—	—	—	—	(250,000)	(2,500)	—	—	(5,245,000)	—	—	(5,247,500)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	—	—	10,313,492	—	—	10,313,492
Net loss	—	—	—	—	—	—	—	—	—	—	(1,505,268)	(1,505,268)
Common stock cash dividends	—	—	—	—	—	—	—	—	(2,501,293)	—	—	(2,501,293)
Convertible preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	(74,265)	(74,265)

Balances at December 31, 2007	6,024	$1,446,649	11,109,216	$113,717	32,106,016	$321,061	(2,289,659)	$(22,116,275)	$329,835,529	$—	$(7,712,206)	$301,888,475

Issuance of common stock upon exercise of stock options	—	—	—	—	164,378	1,643	—	—	953,678	—	—	955,321
Income tax benefits of option exercises	—	—	—	—	—	—	—	—	266,470	—	—	266,470
Issuance of common stock under employee stock purchase plan	—	—	—	—	5,706	57	—	—	46,878	—	—	46,935
Issuance of restricted stock to employees	—	—	—	—	167,300	1,673	—	—	—	—	—	1,673
Repurchase of preferred stock	(6,024)	(1,446,649)	—	—	—	—	—	—	(468)	—	—	(1,447,117)
Repurchase of Class B common stock	—	—	—	—	—	—	(3,798,086)	(32,583,955)	—	—	—	(32,583,955)
Conversion of Class A common stock to Class B common stock	—	—	(150,000)	(1,500)	150,000	1,500	—	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	—	—	(411,807)	(4,118)	—	—	—	(4,118)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	—	—	11,282,552	—	—	11,282,552
Retirement of treasury stock	—	—	—	—	(3,919,836)	(39,198)	3,919,836	39,311,427	(39,272,229)		—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(127,863,628)	(127,863,628)
Common stock cash dividends	—	—	—	—	—	—	—	—	(3,186,648)	—	—	(3,186,648)
Convertible preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—	(48,208)	(48,208)

Balances at December 31, 2008	—	$—	10,959,216	$112,217	28,673,564	$286,736	(2,579,716)	$(15,392,921)	$299,925,762	$—	$(135,624,042)	$149,307,752

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2007	2008
Net loss	$(443,637)	$(1,505,268)	$(127,863,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	(151,341)	—	—
Amortization and depreciation	26,537,080	26,170,077	23,498,899
Impairment of goodwill	—	—	169,299,000
Impairment of intangible assets	—	—	7,424,706
Facility relocation costs (recoveries)	(32,499)	108,510	(16,012)
(Gain) loss on sales of fixed assets, net	9,364	3,137	(2,048)
Gain on sales and disposals of intangible assets, net	(369,960)	(283,076)	(4,133,082)
Allowance for doubtful accounts and merchant advertiser credits	1,777,279	1,387,953	2,663,639
Stock-based compensation	12,791,518	10,309,169	11,350,577
Deferred income taxes	(3,108,963)	(5,135,096)	(49,558,320)
Excess tax benefit related to stock options	(2,463,018)	(2,550,308)	(60,857)
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(9,410,807)	2,781,601	(6,090,544)
Refundable taxes	4,578,164	2,991,273	(1,060,079)
Prepaid expenses, other current assets and restricted cash	(1,256,195)	842,459	(1,807,921)
Accounts payable	1,800,799	650,630	850,355
Accrued expenses and other current liabilities	405,200	864,974	2,712,431
Deferred revenue	138,704	471,067	(655,785)
Other non-current liabilities	6,182	(38,192)	(28,448)

Net cash provided by operating activities	30,807,870	37,068,910	26,522,883
Purchases of property and equipment	(5,872,212)	(3,388,732)	(3,284,914)
Cash paid, net of cash acquired and recoveries, for acquisitions and earn-outs	(18,220,428)	(13,475,069)	(127,522)
Proceeds from sales of property and equipment	2,570	20,679	38,043
Proceeds from sales of intangible assets	1,812,445	688,206	4,364,608
Purchases of intangibles and changes in other non-current assets	(1,247,298)	(10,845,539)	(208,052)

Net cash provided by (used in) investing activities	(23,524,923)	(27,000,455)	782,163
Deferred financing costs paid	—	—	(89,955)
Capital lease obligation principal payments	(12,371)	(25,080)	(47,741)
Excess tax benefit related to stock options	2,463,018	2,550,308	60,857
Preferred stock dividends and conversion payment	(2,898,882)	(74,265)	(48,208)
Repurchase of redeemable preferred stock	(26,012,474)	(732,368)	(1,447,117)
Repurchase of Class B common stock for treasury stock	—	(22,116,275)	(32,583,955)
Common stock dividends payments	—	(3,287,198)	(3,186,650)
Proceeds from exercises of stock options	2,123,272	3,893,351	951,204
Proceeds from issuance of restricted stock to employees	—	25,120	1,673
Proceeds from employee stock purchase plan	69,376	48,432	46,935

Net cash used in financing activities	(24,268,061)	(19,717,975)	(36,342,957)

Net decrease in cash and cash equivalents	(16,985,114)	(9,649,520)	(9,037,911)
Cash and cash equivalents at beginning of period	63,090,941	46,105,827	36,456,307

Cash and cash equivalents at end of period	$46,105,827	$36,456,307	$27,418,396

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	2,830,269	3,269,086	4,782,041
Cash paid during the period for interest	8,292	9,141	49,201
Supplemental disclosure of non-cash investing and financing activities:
Issuance (return) of stock in connection with acquisitions	8,964,511	(5,241,150)	—
Common stock dividends declared and not paid	785,905	—	—
Cumulative effect of change in accounting principle, net of tax	24,931	—	—
Acquisition and offering costs recorded in accounts payable and accrued expenses	122,483	145,707	31,148
Property and equipment acquired with capital lease obligation	10,943	—	—
Property and equipment acquired in accounts payable and accrued expenses	57,483	61,925	56,698

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a local search and performance advertising company. The Company’s search- and call-based marketing solutions enable tens of thousands of local and national advertisers to reach consumers searching for products and services through a mix of search engines, vertical publisher Web sites and the Company’s Local Search Network.

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

•

On September 19, 2007, the Company acquired VoiceStar, Inc., a provider of call-based advertising services for local advertisers. VoiceStar, Inc. was recently renamed Marchex Voice Services, Inc. (Marchex Voice Services).

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase and proceeds in-transit from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Cash and cash equivalents totaled approximately $36.5 million and $27.4 million at December 31, 2007 and 2008, respectively. Cash equivalents consist primarily of money market funds and include credit and debit card in-transit amounts of approximately $240,000 and $96,000 at December 31, 2007 and 2008, respectively.

(c) Restricted Cash

As of December 31, 2007 and 2008, the Company had $75,000 and $20,000, respectively, in restricted cash on reserve at a credit card authorization agency. The restricted cash is included in other non-current assets.

(d) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2007 and 2008: cash and cash equivalents, restricted cash, accounts receivable, refundable taxes, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, refundable taxes, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The allowance for doubtful account activity for the periods indicated is as follows:

	Balance at beginning of period	Business combinations	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
December 31, 2006	$338,064	$—	$535,119	$111,579	$761,604
December 31, 2007	761,604	178,551	228,202	703,074	465,283
December 31, 2008	465,283	—	538,158	186,475	816,966

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in a advertiser’s payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows:

	Balance at beginning of period	Additions charged against revenue	Credits processed	Balance at end of period
Allowance for advertiser credits:
December 31, 2006	$273,671	$1,242,160	$1,188,278	$327,553
December 31, 2007	327,553	1,159,751	1,272,427	214,877
December 31, 2008	214,877	2,125,480	1,854,120	486,237

Incentive Program Allowances

Under the advertiser incentive program, the Company grants advertisers with account credits depending upon the individual amounts or prepayments made. The incentive program allowance is determined based upon historical rate of incentives earned and used by advertisers compared to the related revenues recognized by the Company. The costs related to the incentives are comprised primarily of user acquisition costs and other costs as denoted in Note 1(i)—”Revenue Recognition”. These costs are expensed as incurred in accordance with Emerging Issues Task Force (EITF) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Revenue is recognized based upon the total estimated click-throughs to be delivered, which includes incentive credits to be provided to advertisers.

The advertiser credit and incentive program allowance balances are included in accrued expenses and other current liabilities and amounted to $97,000 and $7,000 as of December 31, 2007 and 2008, respectively.

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

(i) Revenue Recognition

The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2006	2007	2008
Proprietary Traffic Sources	$47,735,446	$50,005,433	$69,090,638
Partner and Other Revenue Sources	80,024,029	89,385,226	77,284,284

Total Revenue	$127,759,475	$139,390,659	$146,374,922

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, and other targeted Web-based content. The Company generates revenue upon delivery of qualified and reported click-throughs or phone calls to the Company’s advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their online user traffic. Other revenues include the Company’s pay-for-call and call-tracking services, campaign management services, natural search optimization services and outsourced search marketing platforms.

The Company’s primary sources of revenue are the performance-based advertising services, which include pay-per-click services, pay-for-call, cost-per-action services and feed management services. These primary sources amounted to greater than 86% of revenue for the years ended December 31, 2006, 2007 and 2008. The secondary sources of revenue are campaign management services, natural search optimization services, and outsourced search marketing platforms. These secondary sources amounted to less than 14% of revenue for the years ended December 31, 2006, 2007 and 2008. The Company has no barter transactions.

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

In providing pay-per-click and pay-for-call advertising services, the Company generates revenue upon delivery of qualified and reported click-throughs or phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each click-through or phone call, which occurs when an online user clicks on or makes a phone call based on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within the Company’s distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, our portfolio of owned Web sites and other targeted Web-based and off line content. The Company also generates revenue from cost-per-action services, which occurs when the online user is redirected from one of the Company’s Web sites or a third-party Web site in our distribution network to a advertiser Web site and completes the specified action, such as when a phone number is provisioned or a call is placed.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Advertisers pay the Company additional fees for services such as campaign management and natural search engine optimization. Advertisers generally pay the Company on a click-through basis, although in certain cases the Company receives a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select advertisers. The Company may also charge initial set-up, account, service or inclusion fees as part of its services.

Banner advertising revenue may be based on a fixed fee per click and is generated and recognized on click-through activity. In other cases, banner payment terms are volume-based with revenue generated and recognized when impressions are delivered.

Non-refundable account set-up fees are paid by advertisers and are recognized ratably over the longer of the term of the contract or the average expected advertiser relationship period, which generally ranges from eight months to more than two years. Other account and service fees are recognized in the month or period the account fee or services relate to.

Other inclusion fees are generally associated with monthly or annual subscription-based services where a advertiser pays a fixed amount to be included in our index of listings or our distribution partners’ index of listings. Revenues from these subscription arrangements are recognized ratably over the service period.

The Company generates revenue from super-enterprise partners and publishers utilizing its web-based technologies. The Company is paid a management or agency fee based on the total amount of the purchase made by the advertiser. The partners or publishers engage the advertisers and are the primary obligor, and the Company, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

We apply EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21), to account for revenue arrangements with multiple deliverables. EITF No. 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria, as described above, for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

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

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and search marketing services, maintaining the Company’s Web site, credit card processing fees, network costs and fees paid to outside service providers that provide the Company’s paid listings and customer services. Customer service and other costs associated with serving the Company’s search results and maintaining the Company’s Web site include depreciation of Web site, network equipment and internally developed software, co-location charges of the Company’s Web site equipment, bandwidth, software license fees, salaries of related personnel, stock-based compensation and amortization of intangible assets. Other service costs include license fees, the amortization of the purchase cost of domain names, the costs incurred for the renewal of the domain name registration and telecommunication costs, including the provisioning of telephone numbers for providing pay-for-call services.

(k) Advertising Expenses

Advertising costs are expensed as incurred and include Internet-based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing. Internet-based advertising is concentrated primarily with four providers. The amounts for online and related outside marketing activities were approximately $13.6 million, $17.8 million and $21.8 million for the years ended December 31, 2006, 2007 and 2008, respectively.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(n) Stock -Based Compensation

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. The Company began applying SFAS 123R as of January 1, 2006, using the modified prospective application method. As a result, the Company’s consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards estimated in accordance with the pro forma provisions of SFAS 123. Under the modified prospective application method, the Company’s consolidated financial statements for periods prior to the first quarter of 2006 have not been restated. Upon adoption of SFAS 123R, the Company recognized a one-time gain from the cumulative effect of a change in accounting principle, net of tax, of $151,000 based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company had recorded forfeitures as incurred. See Note 7(c)—”Stock Option Plan” for further information.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Under SFAS 123R, the Company recognizes stock-based compensation expense using the straight-line method for all stock awards issued after January 1, 2006, which results in the recognition of less stock-based compensation expense over at least the next several years compared to that which would have been recognized had the Company continued to use the accelerated method.

The Company accounts for non-employee stock-based compensation in accordance with SFAS 123, EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment (SAB 107) relating to application of SFAS 123R. In accordance with SAB 107, the Company no longer presents stock-based compensation separately on the consolidated statements of operations but presents stock-based compensation in the same lines as compensation paid to the same individuals.

(o) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for advertiser credits and the incentive program allowance, useful lives for property and equipment, intangible assets, the fair-value of the Company’s common stock and stock option awards, the fair value of the Company’s convertible preferred stock, the impairment of goodwill and intangible assets and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

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

There were no distribution partners representing more than 10% of consolidated revenue for the years ended December 31, 2006, 2007 and 2008.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The advertisers representing more than 10% of consolidated revenue are as follows:

	Years ended December 31,
	2006		2007		2008
Advertiser A (also a distribution partner)	29%		31%		11%
Advertiser B		*		*	13%
Advertiser C		*		*	11%
Advertiser D		*		*	13%

*	Less than 10% of revenue.

The outstanding receivable balance for each advertiser representing more than 10% of consolidated accounts receivable is as follows:

	At December 31, 2007	At December 31, 2008
Advertiser A	24%	*
Advertiser B	21%	22%
Advertiser C	*	11%
Advertiser D	*	17%

*	Less than 10% of accounts receivable.

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

Revenues by geographic region are as follows (in percentages):

	Years ended December 31,
	2006	2007	2008
United States	92%	97%	98%
Canada	2%	1%	1%
Other countries	6%	2%	1%

	100%	100%	100%

(r) Net Income (Loss) Per Share

The Company computes net income (loss) per share of Class A and Class B common stock in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”) using the two class method. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net income (loss) per share of Class B common stock assumes the conversion of Class A common stock to Class B common stock, while the diluted net income (loss) per share of Class A common stock does not assume the conversion of those shares.

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

The following table reconciles the Company’s reported net loss to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the years ended:

	Years ended December 31,
	2006		2007		2008
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss	$(181,364)	$(413,614)	$(446,982)	$(1,058,286)	$(38,436,582)	$(89,427,046)
Allocation of cumulative effect of change in accounting principle, net of tax	46,132	105,209	—	—	—	—
Convertible preferred stock dividends and conversion payment	(781,506)	(1,782,287)	(20,406)	(48,314)	(11,803)	(27,460)
Discount (premium) on redemption of preferred stock, net	1,756,132	4,005,002	48,660	115,208	(143)	(332)

Net income (loss) applicable to common stockholders	$839,394	$1,914,310	$(418,728)	$(991,392)	$(38,448,528)	$(89,454,838)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	11,662,012	26,596,168	11,562,367	27,375,331	10,963,724	25,468,281

Basic net income (loss) per share applicable to common stockholders	$0.07	$0.07	$(0.04)	$(0.04)	$(3.51)	$(3.51)

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table reconciles the Company’s reported net loss to diluted net loss applicable to common stockholders used to compute diluted net loss per share for the years ended:

	Years ended December 31,
	2006		2007		2008
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss	$(181,364)	$(413,614)	$(446,982)	$(1,058,286)	$(38,436,582)	$(89,427,046)
Allocation of cumulative effect of change in accounting principle, net of tax	46,132	105,209	—	—	—	—
Convertible preferred stock dividends and conversion payment	(781,506)	(1,782,287)	(20,406)	(48,314)	(11,803)	(27,460)
Discount (premium) on redemption of preferred stock and convertible preferred stock dividends on redeemed preferred stock, net	419,462	956,618	48,660	115,208	(143)	(332)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(497,276)	—	(418,728)	—	(38,448,528)

Net loss applicable to common stockholders	$(497,276)	$(1,631,350)	$(418,728)	$(1,410,120)	$(38,448,528)	$(127,903,366)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	11,662,012	26,596,168	11,562,367	27,375,331	10,963,724	25,468,281
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	—	—	—	—	—
Weighted average number of shares from assumed conversion of preferred stock redeemed	—	1,238,239	—	—	—	—
Conversion of Class A to Class B common shares outstanding	—	11,662,012	—	11,562,367	—	10,963,724

Weighted average number of shares outstanding used to calculate diluted net loss per share	11,662,012	39,496,419	11,562,367	38,937,698	10,963,724	36,432,005

Diluted net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(3.51)	$(3.51)

For the year ended December 31, 2006, the net income (loss) applicable to common stockholders used in computing basic net income per share applicable to common stockholders included the cumulative effect of change in accounting principle, net of tax, related to the adoption of SFAS 123R, preferred stock dividends for the year, the conversion payment of approximately $970,000 related to the conversion of 81,000 preferred shares of the Company’s 4.75% convertible exchangeable preferred stock in March 2006, and the discount on the redemption of 132,000 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $5.8 million in December 2006. The diluted net loss applicable to common stockholders excluded the discount on the preferred stock redemption and the convertible stock dividends paid during the year on the redeemed shares. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $26.0 million. The weighted average number of shares to calculate the diluted net loss per share includes the weighted average number of shares from the assumed conversion of the redeemed preferred stock.

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

For the year ended December 31, 2008, the net loss applicable to common stockholders used in computing basic and diluted net loss per share applicable to common stockholders included preferred stock dividends and the premium on the redemption of 6,000 shares of the Company’s 4.75% convertible exchangeable preferred stock of $40,000. The diluted net loss applicable to common stockholders included the premium on the preferred stock redemption and the convertible stock dividends paid during the year on the redeemed shares. The premium on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $240 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $1.4 million. The weighted average number of shares to calculate the diluted net loss per share excludes the weighted average number of shares from the assumed conversion of the redeemed preferred stock.

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive:

•

For the years ended December 31, 2006, 2007 and 2008, 99,571, 64,915 and 0 shares issuable upon conversion of 9,758, 6,024 and 0 of preferred shares outstanding at December 31, 2006, 2007 and 2008, respectively, of the Company’s 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering;

•

For the years ended December 31, 2006, 2007 and 2008, outstanding options to acquire 5,660,403, 4,872,788 and 4,517,154 shares, respectively, of Class B common stock with a weighted average exercise price of $12.38, $12.94 and $12.21 per share;

•	For the years ended December 31, 2006, 2007 and 2008, warrants to acquire 6,500 shares of Class B common stock at an exercise price equal to $8.45 per share; and

•

For the years ended December 31, 2006, 2007 and 2008, 252,466, 3,240,268 and 2,348,968 shares, respectively, of unvested Class B restricted common shares issued to employees and in connection with acquisitions. These shares were for future services that vest over periods ranging from two and one-half to six years. Additionally, these unvested shares were excluded from the computation of basic net income (loss) per share.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(t) Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 is effective for the Company on January 1, 2008. In February 2008, the FASB issued a FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The 2008 fiscal year adoption of the required provisions did not result in a material impact to the Company’s financial statements. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP SFAS 157-2 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill in the acquiree. The pronouncement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company on January 1, 2009. The Company does not expect SFAS 141R to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP SFAS 142-3 also adds additional disclosures to be included in financial statements. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. FSP SFAS 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) Related Party Transactions

In July 2004, the Company acquired goClick from its sole stockholder. In connection with the acquisition, the Company entered into a consulting agreement with the former stockholder. The former stockholder was also a distribution partner for the Company and through this entity provided customer and colocation services to the Company. The amounts in relation to these transactions follow:

	Years ended December 31,
	2006	2007
Consulting services	$3,500	$—
Distribution partner	13,637	7,579

Total	$17,137	$7,579

Due to former sole stockholder	$35,460	$34,842

There were no material related party transactions for the year ended December 31, 2008.

(3) Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2007	2008
Computer and other related equipment	$5,914,195	$8,501,740
Purchased and internally developed software	7,359,058	6,168,087
Furniture and fixtures	371,777	498,530
Leasehold improvements	222,545	305,073

	13,867,575	15,473,430
Less: accumulated depreciation and amortization	(6,509,672)	(9,858,034)

Property and equipment, net	$7,357,903	$5,615,396

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had $192,000 and $0 of internally developed software costs that had not commenced amortization as of December 31, 2007 and 2008, respectively.

Depreciation and amortization expense incurred by the Company was approximately $1.9 million, $3.5 million and $4.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

(4) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement matures and all outstanding borrowings are due in April 2011. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. As of December 31, 2008, the Company had no borrowings under the Credit Agreement.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(5) Commitments

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

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2009	45,125	1,632,661	1,433,571	3,111,357
2010	7,695	220,874	411,042	639,611
2011	—	12,973	215,778	228,751
2012	—	—	14,514	14,514
2013	—	—	—	—

Total minimum payments	$52,820	$1,866,508	$2,074,905	$3,994,233

Less: amounts representing interest	(7,678)

Present value of lease obligation	45,142
Less: current portion	(38,963)

Long-term portion	$6,179

Rent expense incurred by the Company was approximately $1.0 million, $1.2 million and $1.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

In April 2007, the Company subleased one of its office locations. In connection with the sublease, the Company recognized approximately $121,000 for the future obligations of non-cancelable lease and other costs related to the office during the year ended December 31, 2007. The lease expired in 2008 and as of December 31, 2008, the accrual was $0.

In connection with the closing of the Name Development asset acquisition, the Company entered into agreements with an advertising partner pursuant to which the Company paid $4.5 million in an upfront payment and a contingent royalty based upon a discounted rate of 3% (3.75% under certain circumstances) of certain of the Company’s gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.

(6) Income Taxes

The components of income (loss) before provision for income taxes consist of the following:

	Years ended December 31,
	2006	2007	2008
United States	$3,695,223	$(352,432)	$(173,650,589)
Foreign	—	(192,435)	(159,396)

Income (loss) before provision for income taxes	$3,695,223	$(544,867)	$(173,809,985)

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes for the Company consists of the following:

	Years ended December 31,
	2006	2007	2008
Current provision
Federal	$4,576,261	$3,145,951	$3,203,758
State	224,711	145,491	101,514
Deferred provision
Federal	(2,929,322)	(4,998,183)	(49,321,340)
State	(154,711)	(185,811)	(218,681)
Foreign	—	(15,380)	(18,370)
Tax expense of equity adjustment for stock option exercise	2,564,829	2,765,259	200,809
Other	8,433	103,074	105,953

Total income tax expense (benefit)	$4,290,201	$960,401	$(45,946,357)

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rates of 34.3%, 34% and 35% for 2006, 2007, and 2008 respectively, to income (loss) before provision for income taxes as a result of the following:

	Years ended December 31,
	2006	2007	2008
Income tax expense (benefit) at U.S. statutory rate	$1,266,271	$(185,255)	$(60,833,495)
State taxes, net of federal benefit	34,681	(3,381)	11,136
Non-deductible stock compensation	2,975,504	999,723	1,026,200
Non-deductible goodwill impairment	—	—	13,599,863
Effect of non-U.S. operations	—	(15,380)	(18,370)
Other non-deductible expenses	13,745	164,694	268,309

Total income tax expense (benefit)	$4,290,201	$960,401	$(45,946,357)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2007	2008
Deferred tax assets:
Accrued liabilities not currently deductible	$735,109	$958,534
Intangible assets-excess of financial statement over tax amortization	14,296,443	20,531,078
Goodwill impairment recognized on financial statements not tax basis	—	32,355,465
Stock-based compensation	3,775,443	4,260,774
Deferred revenue	218,740	181,531
Start-up costs not currently deductible	8,479	5,859
State net operating losses	1,651,784	2,472,702
Other	—	33,754

Gross deferred tax assets	20,685,997	60,799,697
Valuation allowance	(1,651,784)	(2,472,702)

Net deferred tax assets	19,034,214	58,326,995

Deferred tax liabilities:
Goodwill not amortized for financial reporting	9,666,537	—
Excess of tax over financial statement depreciation	1,020,767	453,895
Other	32,130	—

Total deferred tax liabilities	10,719,434	453,895

Net deferred tax assets	$8,314,780	$57,873,100

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2007 and 2008, the Company had federal net operating loss carryforwards of approximately $1.7 million which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of net operating loss (NOL) and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

At December 31, 2007 and 2008, the Company has certain tax effected state net operating loss carryforwards of approximately $1.7 million and $2.5 million, respectively. The Company does not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, the Company has recorded a 100% valuation allowance on the state net operating loss carryforwards as of December 31, 2007 and 2008. The change in the valuation allowance in 2008 was approximately $821,000.

In connection with the purchase accounting for certain acquisitions, the Company has recorded approximately $152.9 million in goodwill and $77.4 million of intangible assets that are deductible over 15 years for federal tax purposes.

The Company has recorded a deferred tax asset for stock-based compensation recorded on unexercised non-qualified stock options and certain restricted shares. The ultimate realization of this asset is dependent upon the fair value of the Company’s stock when the options are exercised.

In 2008, as part of its annual impairment test of goodwill and impairment analyses in accordance with SFAS 144 on certain long-lived assets, the Company concluded that the carrying amount of the Company’s goodwill and certain intangible assets exceed its implied fair value and recorded a pre-tax impairment charge of $176.7 million, primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the decline in the Company’s stock price. Of the $176.7 million impairment charge, $7.4 million was related to intangible assets and $129.6 million was related to deductible goodwill and the remaining $39.7 million was related to non-deductible goodwill. As a result of this impairment deferred tax assets increased by $48.0 million. The tax deductible goodwill and intangible assets are generally amortizable over 15 years from the applicable acquisition date.

Although realization is not assured, the Company believes it is more likely than not, based on its operating performance and projections of future taxable income, that the Company’s net deferred tax assets, excluding certain state net operating loss carryforwards, will be realized. In determining that it was more likely than not that the Company would realize the deferred tax assets, factors considered included, historical taxable income, historical trends related to advertiser usage rates and projected revenues and expenses. Additionally, the majority of the deferred tax assets have arisen due to deductions taken in the financial statements related to the impairment of goodwill and the amortization of intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income the Company expects to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During the years ended December 31, 2006, 2007 and 2008, as a result of a tax deduction from stock option exercises, the Company recognized a tax-effected benefit of approximately $2.6 million, $2.8 million and $266,000, respectively, which was recorded as a credit to stockholders’ equity.

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

The Company did not have any material amounts of unrecognized tax benefits as of the adoption date and as of December 31, 2008. Also, the Company did not have any material amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2004 are within the statue of limitations and remain subject to examination.

(7) Stockholders’ Equity

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In connection with the Company’s initial public offering in March 2004, the underwriters were granted warrants, exercisable for a four-year period commencing one year after the offering date, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. As of December 31, 2007 and 2008, approximately 6,500 warrants remained unexercised.

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In August and December 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 and 7 million shares, respectively, in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In February 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the year ended December 31, 2007, the Company repurchased approximately 2.2 million shares of Class B common stock for $22.1 million under this repurchase program. During the year ended December 31, 2008, the Company repurchased approximately 3.8 million shares of Class B common stock for $32.6 million under this repurchase program. In 2009, the Company has repurchased shares of Class B common stock for a total cash expenditure of approximately $4.6 million.

During the year ended December 31, 2008, the Company’s board of directors authorized the retirement of 3.9 million shares of the Company’s Class B common stock, all of which had been repurchased by the Company and had been classified as treasury stock on the consolidated balance sheet before retirement.

During 2006, 2007 and 2008, the Company’s board of directors declared the following quarterly dividends on the Company’s Class A common stock and Class B common stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
November 2006	$0.02	February 2, 2007	$832	February 15, 2007
April 2007	$0.02	May 4, 2007	$840	May 15, 2007
July 2007	$0.02	August 3, 2007	$828	August 15, 2007
October 2007	$0.02	November 2, 2007	$804	November 15, 2007
January 2008	$0.02	February 4, 2008	$822	February 15, 2008
April 2008	$0.02	May 2, 2008	$804	May 15, 2008
July 2008	$0.02	August 4, 2008	$792	August 15, 2008
October 2008	$0.02	November 6, 2008	$770	November 17, 2008

In January 2009, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on its Class A common stock and Class B common stock which was paid on February 17, 2009 to the holders of record as of the close of business on February 6, 2009. This quarterly dividend totaled approximately $741,000.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(b) Convertible Preferred Stock

During 2007 and 2008, the Company’s board of directors declared the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

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

In 2007, the Company repurchased 3,734 shares of preferred stock for a total cash expenditure of $732,000. In 2008, the Company repurchased an additional 6,024 shares of preferred stock for a total cash expenditure of $1.4 million. As of December 31, 2008, no convertible preferred shares remain outstanding.

(c) Stock Option Plan

The Company’s stock incentive plan, as amended to date (the “Plan”) allows for grants of both stock option and restricted stock awards to employees, officers, non-employee directors, and consultants and such options may be designated as incentive or non-qualified stock options at the discretion of the Plan’s Administrative Committee. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock and provides for the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 8,000,000 shares. Annual increases are to be added on the first day of each fiscal year beginning on January 1, 2004 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company). As a result of this provision, the authorized number of shares available under this Plan was increased by 1,972,526 to 8,261,427 on January 1, 2006, and by 1,969,742 to 10,231,169 on January 1, 2007 and by 2,049,352 to 12,280,521 on January 1, 2008 and by 1,852,653 to 14,133,174 on January 1, 2009. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4 year period.

The Company did not grant any options with exercise prices less than the then current market value during 2006, 2007 and 2008.

The Company began applying SFAS 123R as of January 1, 2006, using the modified prospective application method. As a result, the Company’s consolidated financial statements reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards Upon adoption of SFAS 123R, the Company recognized a one-time gain from the cumulative effect of a change in accounting principle, net of tax, of $151,000 based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company had recorded forfeitures as incurred.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The per share fair value of stock options granted during years ended December 31, 2006, 2007 and 2008 was determined on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2006	2007	2008
Expected life (in years)	4.0	4.0	4.0
Risk-free interest rate	4.60% to 5.12%	3.26% to 4.91%	1.28% to 3.13%
Expected volatility	53% to 58%	52%	52% to 58%
Weighted average expected volatility	56%	52%	54%
Expected dividend yield	0% to 0.6%	0.6%	0.6%

For years ended December 31, 2006, 2007 and 2008, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. Through the period ending September 30, 2006, the Company had never paid any cash dividends on the Company’s Class B common stock. Accordingly, through the period ended September 30, 2006, the Company used an expected dividend yield of zero. Beginning in the fourth quarter of 2006 and for the years ended December 31, 2007 and 2008, the Company used an expected annual dividend yield of 0.6%, in consideration of the Company’s common stock dividend payments which commenced in 2007.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock option activity during the period indicated is as follows:

	Options/ Awards available for grant	Number of options outstanding	Weighted average exercise price of options outstanding	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2005	96,009	5,414,932	$9.79	8.45
Increase to option pool January 1, 2006	1,972,526	—
Options granted	(1,790,727)	1,790,727	17.90
Options exercised	—	(657,087)	3.56
Options cancelled	866,390	(866,390)	14.04
Options forfeited	21,777	(21,777)	10.26

Balance at December 31, 2006	1,165,975	5,660,405	12.38	8.08
Increase to option pool January 1, 2007	1,969,742	—
Options granted	(1,314,300)	1,314,300	11.02
Restricted stock granted to employees	(2,512,000)	—
Options exercised	—	(1,018,779)	3.61
Options cancelled	808,606	(808,606)	16.00
Options forfeited	274,532	(274,532)	17.78

Balance at December 31, 2007	392,555	4,872,788	12.94	7.61
Increase to option pool January 1, 2008	2,049,352	—
Options granted	(1,307,550)	1,307,550	10.03
Restricted stock granted to employees	(167,300)	—
Restricted stock canceled from employees	401,000	—
Options exercised	—	(164,378)	5.81
Options cancelled	440,594	(440,594)	16.46
Options forfeited	1,058,212	(1,058,212)	12.09

Balance at December 31, 2008	2,866,863	4,517,154	$12.21	6.79	$1,065,144

Options exercisable at December 31, 2008		2,463,966	$12.30	5.31	$1,033,766

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2008:

Options Outstanding				Options Exercisable
Range of exercise prices per share	Number Outstanding	Average remaining contractual life (in years)	Weighted Average Exercise price per share	Number exercisable	Weighted average exercise price per share
$ 0.75 – $ 3.00	355,350	4.33	2.92	355,350	2.92
$ 6.50 – $ 9.15	544,837	6.45	7.01	344,673	6.80
$ 9.23 – $12.75	1,748,886	7.88	10.91	543,784	11.44
$12.76 – $12.93	413,600	7.59	12.93	193,288	12.93
$13.02 – $15.52	568,888	5.03	14.85	416,239	14.98
$15.54 – $17.00	294,124	6.51	16.21	202,518	16.18
$17.05 – $21.27	240,525	6.56	19.31	167,247	19.28
$21.36 – $22.76	324,164	6.70	22.64	222,016	22.63
$23.28 – $25.13	26,780	6.39	24.11	18,851	24.13

	4,517,154	6.79	$12.21	2,463,966	$12.30

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2006	2007	2008
Weighted average fair value of options granted	$8.47	$11.02	$10.03
Intrinsic value of options exercised	$9,526,000	$10,286,000	$772,000
Total fair value of restricted stock vested	$2,475,000	$2,163,000	$7,961,000

At December 31, 2008, there was $10.2 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

During the years ended December 31, 2006, 2007, and 2008 gross proceeds recognized from the exercise of stock options was approximately $2.3 million, $3.7 million and $975,000, respectively. The tax benefit realized from the exercise of options during the years ended December 31, 2006, 2007 and 2008 was approximately $2.6 million, $2.8 million and $266,000, respectively.

Restricted stock activity for the years ended December 31, 2006, 2007 and 2008 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	265,411	$16.95
Granted	192,631	19.13
Vested	(141,384)	17.51
Canceled	(64,192)	16.98

Unvested at December 31, 2006	252,466	18.29
Granted	3,146,963	12.30
Vested	(119,344)	18.13
Canceled	(39,819)	21.31

Unvested at December 31, 2007	3,240,266	12.44
Granted	167,300	10.32
Vested	(646,791)	12.31
Canceled	(411,807)	11.17

Unvested at December 31, 2008	2,348,968	$12.55

The Company issues restricted stock to employees for future services and in connection with acquisitions. Prior to January 1, 2006, the Company amortized the stock-based compensation related to the restricted stock awards as compensation expense over the associated employment periods over which the shares vest in accordance with the accelerated vesting methodology under FIN 28. The graded vesting schedules generally range from 2.5 to 4 years. Restricted stock awards grants are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. For all awards granted prior to January 1, 2006, the Company will continue amortizing the stock-based compensation related to the unvested stock awards as compensation expense over the associated employment periods over which the shares vest in accordance with the accelerated vesting methodology under FIN 28. Restricted shares issued January 1, 2006 and after will be accounted for under SFAS 123R using the straight-line method net of estimated forfeitures.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In October 2006, the compensation committee of the Company’s board of directors resolved to approve effective January 1, 2007 grants to certain executives of 2.3 million of restricted Class B common stock which vest over a six year period. Stock-based compensation expense will be recognized over the vesting period of these grants.

As of December 31, 2008, there was $24.2 million of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.5 years. The total fair value of restricted stock awards vested during years ended December 31, 2006, 2007, and 2008 was $2.5 million, $2.2 million and $8.0 million, respectively. The Company realized a tax benefit in the years ended December 31, 2006, 2007, and 2008 related to the vesting of restricted shares of approximately $383,000, $111,000 and $2.3 million, respectively.

The following table summarizes stock-based compensation expense related to all stock-based awards:

	Years ended December 31,
	2006	2007	2008
Stock-based compensation:
Total stock-based compensation included in net income (loss)	$12,791,000	$10,309,000	$11,351,000
Income tax benefit related to stock-based compensation included in net income (loss)	$1,568,000	$2,628,000	$3,075,000

In accordance with the methodology described in SFAS 123R, $14,000 of stock-based compensation expense related to stock options was capitalized as part of internally developed software during the year ended December 31, 2008.

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

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 Employee Stock Purchase Plan to provide that effective January 1, 2006 eligible participants may purchase the Company’s Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period. During the year ended December 31, 2006, 4,486 shares were purchased at prices ranging from $12.71 to $18.28 per share. During the year ended December 31, 2007, 4,219 shares were purchased at prices ranging from $9.03 to $15.50 per share. During the year ended December 31, 2008, 5,706 shares were purchased at prices ranging from $5.54 to $11.70 per share. At December 31, 2008, approximately 242,000 shares were available under the purchase plan for future issuance.

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

(9) 401(k) Savings Plan

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

(12) Marchex Voice Services Acquisition

On September 19, 2007, the Company acquired Marchex Voice Services, a provider of call-based advertising services for local advertisers. The purchase price consideration consisted of:

•	$13.6 million in cash and acquisition costs; plus

•	634,963 shares of restricted Class B common stock that vest over a period of two and one-half years.

The Company accounted for the Marchex Voice Services acquisition as a business combination and as a result of the acquisition, added call-based services, including pay-for-call and call-tracking to its local online advertising platform.

The shares of restricted Class B common stock were issued to certain employees of Marchex Voice Services who became employees of the Company. The shares of restricted Class B common stock were valued at $9.24 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $5.9 million. The shares of restricted Class B common stock vest over a period of two and one-half years from the closing date, with the first 20.0% vesting after six months and each additional 20.0% vesting each successive 6-month period over the next twenty-four months. These restricted shares were valued at approximately $5.9 million and will be amortized on a straight-line basis as stock-based compensation expense, net of estimated forfeitures, over the associated two and one-half year employment periods over which those shares vest.

The following summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$444,127
Property and equipment	343,802
Intangible assets	4,374,000
Other non-current assets	107,278
Goodwill	9,157,718

Total assets acquired	14,426,925

Current liabilities	720,054
Non-current liabilities	71,327

Total liabilities assumed	791,381

Total net assets acquired	$13,635,544

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The acquired intangible assets in the amount of $4.4 million have a weighted average useful life of approximately 2.4 years and are being amortized using the straight-line method. The identifiable intangible assets are comprised of non-compete agreements with a value of approximately $460,000 (2-year weighted average useful life), domain trade names with a value of approximately $174,000 (2-year weighted average useful life), advertiser customer base with a value of approximately $2.4 million (2-year weighted average useful life) and patents and acquired technology with a value of approximately $1.3 million (3-year weighted average useful life). The goodwill of $9.2 million and the acquired intangible assets with a value of $4.4 million are deductible over 15 years for federal tax purposes.

(13) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationship	$11,340,000	$(8,071,418)	$3,268,582
Distribution partner relationship	3,100,000	(2,929,032)	170,968
Non-compete agreements	10,360,000	(9,652,939)	707,061
Trademarks/domains	42,783,611	(27,031,313)	15,752,298
Acquired technology	16,900,000	(13,001,678)	3,898,322

	$84,483,611	$(60,686,380)	$23,797,231

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationship	$11,340,000	$(10,462,278)	$877,722
Distribution partner relationship	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,150,083)	209,917
Trademarks/domains	42,570,556	(35,342,994)	7,227,562
Acquired technology	16,900,000	(15,412,836)	1,487,164

	$84,270,556	$(74,468,191)	$9,802,365

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Advertiser relationships, distribution partner relationships, non-compete agreements, trademark/domains and acquired technology have weighted average useful life from date of purchase of 2.5 years, 2.9 years, 2.1 years, 4.8 years and 2.8 years, respectively. Aggregate amortization expense incurred by the Company for the years ended December 31, 2006, 2007 and 2008, was approximately $20.5 million, $16.9 million and $14.0 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $5.4 million in 2009, $2.4 million in 2010, $1.2 million in 2011, $802,000 in 2012 and $0 thereafter.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14) Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 are as follows:

Balance as of December 31, 2006	$200,738,098
Name Development consideration adjustment	(5,023,638)
VoiceStar acquisition	9,109,469
Other	(57,103)

Balance as of December 31, 2007	204,766,826
VoiceStar acquisition	48,249
Impairment of goodwill	(169,299,000)
Other	(40,293)

Balance as of December 31, 2008	$35,475,782

In the fourth quarter of 2008, the Company performed its annual impairment testing in accordance with the SFAS No. 142, Goodwill and Other Intangible Assets. As a result of this testing, the Company recorded a $169.3 million non-cash impairment charge on goodwill. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in current market multiples and the company’s stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for the Company and markets where the Company operates. We determined the fair value of the Company’s single reporting unit considering the Company’s stock price on and around the date of impairment testing and estimates of future operating results and discounted cash flows.

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in the share price of the Company’s common stock and market capitalization. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis under SFAS 142 in future interim periods. The Company cannot accurately predict the amount and timing of any future impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, the Company would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

For the period from January 1, 2009 to March 16, 2009, the U.S. financial markets and the Company’s stock price have been impacted by continued deterioration in economic conditions. Should economic conditions and other indicators further deteriorate or impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of goodwill might be impaired, the Company would test its intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(15) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	As of December 31,
	2007	2008
Internet domain names	$25,285,136	$16,146,804
Less accumulated amortization	(8,980,143)	(10,649,766)

Other intangible assets, net	16,304,993	5,497,038
Other assets:
License fee	4,500,000	4,500,000
Less accumulated amortization	(3,700,255)	(4,500,000)

License fee, net	799,745	—
Restricted cash	75,000	20,000
Registration fees, net	—	865,361
Other	202,089	283,163

Total intangibles and other assets, net	$17,381,827	$6,665,562

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. During the year ended December 31, 2007, the Company acquired certain Spanish-language internet domain names for $10.0 million. These internet domain names will be amortized over their expected life on a straight-line basis.

Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $2.0 million in 2009, $1.6 million in 2010, $1.1 million in 2011, $432,000 in 2012 and $365,000 in 2013 and thereafter.

In the fourth quarter of 2008 in conjunction with its annual impairment testing of goodwill and in light of the current macroeconomic environment and significant decrease in market capitalization the Company also performed a review on certain of its intangible assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result the Company recorded $7.4 million non-cash impairment charge on certain technology and domain assets. The impairment charge resulted from the decreased cash flow forecasts created by the weakness in the U.S. financial markets, decreases in the markets where the Company operates and changes in the planned utilization of the assets. We determined the fair value using estimates of future operating results and discounted cash flows.

In 2005, the Company entered into a license agreement with an advertising partner with respect to certain of such advertising partner’s patents, pursuant to which the Company paid $4.5 million in an upfront payment and a contingent royalty based upon a discounted rate of 3% (3.75% under certain circumstances) of certain of the Company’s gross revenues payable on a quarterly basis through December 2016. The upfront license fee was capitalized and was amortized ratably over 42 months.

(16) Pro Forma Results of Operations—Marchex Voice Services (Unaudited)

The following table presents pro forma results of operations for the year ended December 31, 2007. The pro forma results of operations for the year ended December 31, 2007 are shown as if the Marchex Voice Services

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

acquisition occurred as of January 1, 2007 and combine: (1) the historical results of operations of the Company for the year ended December 31, 2007; and (2) Marchex Voice Services historical results of operations for the pre-acquisition period from January 1, 2007 to September 18, 2007. The Company has used statutory rates in effect during the year ended December 31, 2007 to calculate the tax effects of the pro forma adjustments in determining the pro forma results of operations for the period presented.

Year ended December 31, 2007
Revenue	$141,066,371
Net loss	(3,733,315)
Net loss applicable to common stockholders	(3,638,167)
Net loss per share applicable to common stockholders:
Basic and diluted net loss per Class A and Class B share	$(0.09)

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at January 1, 2007, nor is it necessarily indicative of results that may occur in the future.

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

(b) Report of the registered public accounting firm

The report of KPMG LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Controls

During the quarter ended December 31, 2008, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2009 annual meeting of stockholders (the “2009 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2008.

Our Code of Ethics for our Chief Executive Officer and Senior Financial Officers is available on our website, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2007 and 2008;

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2007 and 2008;

•	Consolidated Statements of Cash Flow for the years ended December 31, 2006, 2007 and 2008; and

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 16, 2009.

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

Signature	Date

/S/ RUSSELL C. HOROWITZ	March 16, 2009
Russell C. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ MICHAEL A. ARENDS	March 16, 2009
Michael A. Arends Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ JOHN KEISTER	March 16, 2009
John Keister President and Director

/S/ DENNIS CLINE	March 16, 2009
Dennis Cline Director

/S/ JONATHAN FRAM	March 16, 2009
Jonathan Fram Director

Signature	Date

/S/ ANNE DEVEREUX	March 16, 2009
Anne Devereux Director

/S/ NICOLAS J. HANAUER	March 16, 2009
Nicolas J. Hanauer Vice Chairman and Director

/S/ M. WAYNE WISEHART	March 16, 2009
M. Wayne Wisehart Director

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among the Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated as of July 21, 2004, by and among the Registrant, Project TPS, Inc., goClick.com, Inc and the Sole Stockholder of goClick.com, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004 and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and among the Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004 and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated as of April 26, 2005, by and among the Registrant, Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2005 and incorporated herein by reference).

2.6	Agreement and Plan of Merger, dated as of July 27, 2005, by and among the Registrant, Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2005 and incorporated herein by reference).

2.7	Asset Purchase Agreement, dated as of May 1, 2006, by and among the Registrant, MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2006 and incorporated herein by reference).

2.8	Asset Purchase Agreement, dated as of May 26, 2006, by and among the Registrant, MDNH, Inc., OpenList, Inc., Brian Harriman, the stockholders of OpenList, Inc., and with respect to the Articles VI and XI only, Brad Gerstner as stockholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2006 and incorporated herein by reference).

2.9	Cash Repurchase Agreement, dated as of December 5, 2006, by and between the Registrant and Piper Jaffray & Co (Filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2007 and incorporated herein by reference).

2.10	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Marchex, Inc., VoiceStar, Inc., and the Shareholders of VoiceStar, Inc (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2007 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

Exhibit Number	Description of Document

3.2	Amended and Restated Certificate of Incorporation of the Registrant (Filed with Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

3.3	Preferred Stock Certificate of Designations (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2005 and incorporated herein by reference; provided, however, that the Registrant does not incorporate by reference any information contained in, or exhibits submitted on, a Form 8-K that was expressly furnished and not filed).

3.4	By-laws of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (Filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004 and incorporated herein by reference).

4.2	Specimen stock certificate representing shares of 4.75% Convertible Exchangeable Preferred Stock of the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on February 4, 2005 and incorporated herein by reference).

4.3	Representative’s Warrant Agreement for Sanders Morris Harris Inc. (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

4.4	Representative’s Warrant Agreement for National Securities Corporation (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

4.5	Indenture (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on February 4, 2005 and incorporated herein by reference).

*10.1	Amended and Restated 2003 Stock Incentive Plan (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.2	Sublease Assignment and Assumption Agreement, dated as of January 18, 2003, by and between Marrch Holdings, LLC, the Registrant and Ecology and Environment, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.3	Office Lease, dated as of September 5, 2003, by and between the Registrant and Selig Real Estate Holdings Five (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.4	Sublease, dated as of March 13, 2000, by and between MyFamily.com, Inc. and ah-ha.com, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.5	Indenture of Lease, dated as of August 31, 2001, by and between A&A Properties, N.W., L.L.C. and Sitewise Marketing, Inc. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

10.6	Sublease, dated as of June 1, 2003, by and between Radiant Marketing Solutions, Inc., as sublessor, and Sitewise Marketing, Inc., as sublessee, and Jerry Wiant and Bruce Fabbri, as guarantors (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

Exhibit Number	Description of Document

*10.7	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.8	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

*10.9	2004 Employee Stock Purchase Plan (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.10	Letter of Intent, dated as of February 11, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.11	Sublease, dated as of March 1, 2004, by and between Seattle’s Best Coffee, LLC and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.12	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

10.13	Sublease Agreement, dated September 9, 2004, by and between Registrant and G. Russell Knobel and Associates, Inc. (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004 and incorporated herein by reference).

10.14	Commercial Lease, entered into as of September 14, 2004, by and between Registrant and TrafficLeader, Inc. and A&A Properties Northwest (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004 and incorporated herein by reference).

+10.15	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

+10.16	Overture Master Agreement, effective February 14, 2005, by and between Overture Services, Inc., Overture Search Services (Ireland) Limited and MDNH, Inc. (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.17	Master Services Terms and Conditions for Agencies and Resellers, dated effective as of September 14, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.18	Amendment to the Master Services Terms and Conditions for Agencies and Resellers, dated as of November 23, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

*10.19	2004 Employee Stock Purchase Plan, as amended on December 8, 2005 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005 and incorporated herein by reference).

Exhibit Number	Description of Document

*10.20	Marchex, Inc. Annual Incentive Plan (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

*10.21	Form of Restricted Stock Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

*10.22	Form of Retention Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

+10.23	YAHOO! Publisher Network Agreement # 1-8196149, effective July 1, 2007, by and between Overture Services, Inc. d/b/a YAHOO! Search Marketing, Overture Search Services (Ireland) Limited, MDNH, Inc., and MDNH International Ltd (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007 and incorporated herein by reference).

*10.24	Executive Employment Agreement effective as of August 1, 2007, by and between IndustryBrains, LLC, Marchex, Inc. and William Day (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007 and incorporated herein by reference).

+10.25	Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 11, 2008 and incorporated herein by reference).

+10.26	Credit Agreement dated as of April 1, 2008, by and between Marchex, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, and U.S. Bank National Association, as administrative agent. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

†++10.27	Advertising Insertion Order dated as of July 1, 2007, as amended by and between the Registrant and MDNH, Inc. and Intelius Sales Company, LLC

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K).

†31(i)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

†31(ii)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

††32.1	Certification of CEO pursuant to Section 1350.

††32.2	Certification of CFO pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement.
(+)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.
(++)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.