Form 10-Q
period 2009-03-31
MARCHEX INC
filed 2009-05-11
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 8, 2009
Class A common stock, par value $.01 per share	10,869,216
Class B common stock, par value $.01 per share	24,943,710

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$27,418,396	$25,762,291
Trade accounts receivable, net	21,734,291	17,269,349
Prepaid expenses and other current assets	2,642,607	2,972,917
Refundable taxes	3,042,288	3,668,512
Deferred tax assets	1,088,872	1,644,247

Total current assets	55,926,454	51,317,316
Property and equipment, net	5,615,396	5,065,034
Deferred tax assets	56,784,228	55,293,246
Intangibles and other assets, net	6,665,562	6,064,085
Goodwill	35,475,782	35,466,196
Intangible assets from acquisitions, net	9,802,365	7,667,361

Total assets	$170,269,787	$160,873,238

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,351,123	$11,031,694
Accrued expenses and other current liabilities	6,331,709	4,910,617
Deferred revenue	2,255,906	2,084,251

Total current liabilities	20,938,738	18,026,562
Other non-current liabilities	23,297	16,378

Total liabilities	20,962,035	18,042,940
Stockholders’ equity:
Class A common stock	112,217	111,317
Class B common stock	286,736	267,801
Treasury stock	(15,392,921)	(5,569,043)
Additional paid-in capital	299,925,762	285,317,302
Accumulated deficit	(135,624,042)	(137,297,079)

Total stockholders’ equity	149,307,752	142,830,298

Total liabilities and stockholders’ equity	$170,269,787	$160,873,238

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2008	2009
Revenue	$37,042,327	$26,570,949

Expenses:
Service costs (1), (2)	18,887,315	11,861,694
Sales and marketing (1), (2)	6,971,748	7,588,915
Product development (2)	4,187,104	4,154,200
General and administrative (1), (2)	4,959,109	4,070,540
Amortization of intangible assets from acquisitions (3)	4,052,362	2,134,966

Total operating expenses	39,057,638	29,810,315
Gain on sales and disposals of intangible assets, net	144,691	930,239

Loss from operations	(1,870,620)	(2,309,127)
Other income (expense):
Interest income	287,149	16,154
Interest and line of credit expense	(3,324)	(13,912)
Other	501	12,915

Total other income	284,326	15,157

Loss before provision for income taxes	(1,586,294)	(2,293,970)
Income tax benefit	(339,953)	(620,933)

Net loss	(1,246,341)	(1,673,037)
Convertible preferred stock dividends and discount on preferred stock redemption, net	(10,888)	—

Net loss applicable to common stockholders	$(1,235,453)	$(1,673,037)

Basic and diluted net loss per share applicable to Class A and Class B common stockholders	$(0.03)	$(0.05)
Shares used to calculate basic net loss per share applicable to common stockholders
Class A	10,977,348	10,931,216
Class B	26,601,190	23,735,958
Shares used to calculate diluted net loss per share applicable to common stockholders
Class A	10,977,348	10,931,216
Class B	37,580,492	34,667,174
(1) Excludes amortization of intangible assets from acquisitions
(2) Includes stock-based compensation as follows:
Service costs	$139,571	$94,510
Sales and marketing	530,710	457,854
Product development	410,709	183,405
General and administrative	1,986,482	1,716,258

Total	$3,067,472	$2,452,027

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$3,379,029	$2,101,633
Sales and marketing	548,333	—
General and administrative	125,000	33,333

Total	$4,052,362	$2,134,966

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(1,246,341)	$(1,673,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	6,663,239	3,721,904
Facility relocation recoveries	4,635	—
Gain on sales of fixed assets, net	(501)	(440)
Gain on sales and disposals of intangible assets, net	(144,691)	(930,239)
Allowance for doubtful accounts and merchant advertiser credits	638,095	261,004
Stock-based compensation	3,067,472	2,452,027
Deferred income taxes	(1,094,514)	935,607
Excess tax benefit related to stock options	(33,161)	(11,064)
Change in certain assets and liabilities, net of acquisition:
Trade accounts receivable, net	(2,148,014)	4,203,938
Refundable taxes	779,561	(1,562,800)
Prepaid expenses, other current assets and restricted cash	(102,497)	80,535
Accounts payable	104,686	(1,714,619)
Accrued expenses and other current liabilities	344,367	(1,412,750)
Deferred revenue	(168,610)	(172,361)
Other non current liabilities	(6,552)	(3,923)

Net cash provided by operating activities	6,657,174	4,173,782
Cash flows from investing activities:
Purchases of property and equipment	(898,976)	(482,605)
Cash paid, net of cash acquired, for acquisitions	(110,792)	—
Proceeds from sales of property and equipment	19,619	6,538
Proceeds from sales of intangible assets	140,000	930,368
Purchases of intangibles and changes in other non current assets	(27,182)	(87)

Net cash provided by (used in) investing activities	(877,331)	454,214
Cash flows from financing activities:
Capital lease obligation principal payments	(10,771)	(10,632)
Excess tax benefit related to stock options	33,161	11,064
Preferred stock dividends	(16,109)	—
Repurchase of redeemable preferred stock	(117,900)	—
Common stock dividends payments	(821,827)	(741,105)
Repurchase of Class B common stock	(7,202,621)	(5,568,998)
Proceeds from exercises of stock options	340,100	12,562
Proceeds from employee stock purchase plan	12,103	13,008

Net cash used in financing activities	(7,783,864)	(6,284,101)

Net decrease in cash and cash equivalents	(2,004,021)	(1,656,105)
Cash and cash equivalents at beginning of period	36,456,307	27,418,396

Cash and cash equivalents at end of period	$34,452,286	$25,762,291

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2008 and March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2009 and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2009.

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

There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC, except for the adoption of FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), and FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”), as further discussed below.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued a FASB Staff Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, the Company adopted the required provisions of SFAS 157 on January 1, 2008 and the remaining provisions have been adopted by the Company at the beginning of fiscal year 2009. The 2008 fiscal year adoption of the required provisions did not result in a material impact to the Company’s financial statements. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP SFAS 157-2 did not result in a material impact to the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill in the acquiree. The pronouncement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company beginning on January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, SFAS 141R may have a material impact on the Company’s financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. On April 1, 2009 the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009.

In April 2008, the FASB issued FSP SFAS 142-3,which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP SFAS 142-3 also adds additional disclosures to be included in the footnotes to the financial statements. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of FSP SFAS 142-3 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid are participating securities prior to vesting and would need to be included in the earnings allocation in computing earnings per share under the two-class method of SFAS No. 128, Earnings per Share. Under the two-class method required by EITF 03-6-1, a portion of net income (loss) is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted this FSP on January 1, 2009 and retrospectively adjusted its earnings per share data to conform with the provisions in EITF 03-6-1. The retrospective application of this method did not have a material impact on the Company’s financial statements.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2008	2009
Proprietary Traffic Sources	$14,667,358	$11,770,404
Partner and Other Revenue Sources	22,374,969	14,800,545

Total Revenue	$37,042,327	$26,570,949

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

The per share fair value of stock options granted during the three months ended March 31, 2008 and 2009 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2008	2009
Expected life (in years)	4.0	4.0
Risk-free interest rate	2.13%	1.41%
Expected volatility	54%	64%
Expected dividend yield	0.6%	1.1%

Stock option activity during the three months ended March 31, 2009 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2008	4,517,154	$12.21	6.79	$1,065,144
Options granted	255,000	3.59
Options exercised	(2,800)	0.75
Options canceled	(219,078)	12.00
Options forfeited	(334,318)	13.65

Balance at March 31, 2009	4,215,958	$11.59	6.83	$181,427

Restricted stock activity during the three months ended March 31, 2009 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2008	2,348,968	$12.55
Granted	589,500	3.58
Vested	(414,390)	11.93
Forfeited	(4,500)	10.19

Unvested balance at March 31, 2009	2,519,578	$10.55

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R during the three months ended March 31, 2008 and 2009:

	Three months ended March 31,
	2008	2009
Total stock-based compensation included in net loss	$3,067,000	$2,452,000
Income tax benefit related to stock-based compensation included in net loss	$847,000	$279,000

(4)	Net Income (Loss) Per Share

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

FSP EITF 03-6-1 became effective for the Company on January 1, 2009, under this FSP instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid are participating securities prior to vesting. As such the Company’s restricted stock awards are considered participating securities for purposes of calculating earnings per share. Under FSP EITF 03-6-1 a portion of net income (loss) is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock.

The following table reconciles the Company’s reported net loss to net loss applicable to common stockholders used to compute basic net loss per share for the periods ended:

	Three Months March 31, 2008		Three Months March 31, 2009
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss	$(383,211)	$(928,628)	$(540,347)	$(1,173,304)
Convertible preferred stock dividends	(4,445)	(10,773)	—	—
Discount on redemption of preferred stock, net	7,626	18,480	—	—

Net loss applicable to common stockholders	$(380,030)	$(920,921)	$(540,347)	$(1,173,304)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,977,348	26,601,190	10,931,216	23,735,958

Basic net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.05)	$(0.05)

The following table reconciles the Company’s reported net loss to diluted net loss applicable to common stockholders used to compute diluted net loss per share for the periods ended:

	Three Months March 31, 2008		Three Months March 31, 2009
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss	$(383,211)	$(928,628)	$(540,347)	$(1,173,304)
Convertible preferred stock dividends	(4,445)	(10,773)	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(387,656)	—	(540,347)

Net loss applicable to common stockholders	$(387,656)	$(1,327,057)	$(540,347)	$(1,713,651)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,977,348	26,601,190	10,931,216	23,735,958
Weighted average number of shares from assumed conversion of preferred stock redeemed	—	1,954	—	—
Conversion of Class A to Class B common shares outstanding	—	10,977,348	—	10,931,216

Weighted average number of shares outstanding used to calculate diluted net loss per share	10,977,348	37,580,492	10,931,216	34,667,174

Diluted net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.05)	$(0.05)

For the three months ended March 31, 2008, the net loss applicable to common stockholders used in computing basic and diluted net loss per share applicable to common stockholders included the preferred stock dividends and the discount on the redemption of 600 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $123,000. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $195 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $555,000 for the three months ended March 31, 2008. The weighted average number of shares used to calculate the diluted net loss per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive:

•

For the three months ended March 31, 2008 and 2009, respectively, 55,436 shares and 0 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•

For the three months ended March 31, 2008, outstanding options to acquire 5,354,094 shares of Class B common stock with a weighted average exercise price of $12.51 per share. For the three months ended March 31, 2009, outstanding options to acquire 4,215,958 shares of Class B common stock with a weighted average exercise price of $11.59 per share.

•

For the three months ended March 31, 2008, 3,194,676 shares of unvested Class B restricted common shares at March 31, 2008 issued to employees and in connection with acquisitions. For the three months ended March 31, 2009, 2,519,578 shares of unvested Class B restricted common shares at March 31, 2009 issued to employees and in connection with acquisitions. Unvested shares were excluded from the denominator of the computation of basic net loss per share.

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

There were no distribution partners representing more than 10% of consolidated revenue for the three months ended March 31, 2008 and 2009.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Three months ended March 31,
	2008	2009
Advertiser A	18%	10%
Advertiser B	13%	18%
Advertiser D	*	10%
Advertiser E	*	10%

*	Less than 10% of revenue.

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2008	At March 31, 2009
Advertiser A	*	10%
Advertiser B	22%	45%
Advertiser C	11%	*
Advertiser D	17%	*

*	Less than 10% of accounts receivable.

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

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2008	2009
United States	98%	99%
Canada	less than 1%	less than 1%
Other countries	2%	1%

	100%	100%

(7)	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2008	March 31, 2009
Computer and other related equipment	$8,501,740	$8,891,033
Purchased and internally developed software	6,168,087	6,228,049
Furniture and fixtures	498,530	499,325
Leasehold improvements	305,073	305,073

	15,473,430	15,923,480
Less: accumulated depreciation and amortization	(9,858,034)	(10,858,446)

Property and equipment, net	$5,615,396	$5,065,034

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Depreciation and amortization expense, incurred by the Company, related to property and equipment was approximately $1.0 million and $978,000 for the three months ended March 31, 2008 and 2009, respectively.

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

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
Remainder of 2009	$33,418	$1,218,963	$1,486,757	$2,739,138
2010	7,695	220,874	637,626	866,195
2011	—	12,973	215,778	228,751
2012	—	—	14,514	14,514

Total minimum payments	$41,113	$1,452,810	$2,354,675	$3,848,598

Less: amounts representing interest	(6,603)

Present value of lease obligation	34,510
Less: current portion	(30,621)

Long-term portion	$3,889

Rent expense incurred by the Company was approximately $330,000 and $418,000 for the three months ended March 31, 2008 and 2009, respectively.

(9)	Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement matures and all outstanding borrowings are due in April 2011. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. As of March 31, 2009, the Company had $30 million of availability under the Credit Agreement.

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

The Company did not have any material amounts of unrecognized tax benefits as of December 31, 2008 and March 31, 2009. Also, the Company did not have any material amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2003 are within the statue of limitations and remain subject to examination.

(11)	Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationships	$11,340,000	$(10,462,278)	$877,722
Distribution partner relationships	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,150,083)	209,917
Trademarks/domains	42,570,556	(35,342,994)	7,227,562
Acquired technology	16,900,000	(15,412,836)	1,487,164

	$84,270,556	$(74,468,191)	$9,802,365

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationships	$11,340,000	$(10,767,278)	$572,722
Distribution partner relationships	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,240,917)	119,083
Trademarks/domains	42,528,829	(36,608,294)	5,920,535
Acquired technology	16,900,000	(15,844,979)	1,055,021

	$84,228,829	$(76,561,468)	$7,667,361

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company for the three months ended March 31, 2008 and 2009, was approximately $4.1 million and $2.1 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $3.3 million for the remainder of 2009, $2.6 million in 2010, $1.2 million in 2011, $567,000 in 2012, and $0 in 2013 and thereafter.

(12)	Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

Balance as of December 31, 2008	$35,475,782
Other	(9,586)

Balance as of March 31, 2009	$35,466,196

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset is more likely than not impaired. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the three months ended March 31, 2009, the Company’s stock price approached or dropped below the then book value per share. If the Company’s stock price were to trade below book value per share for an extended period of time and/or the Company continues to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of its goodwill.

(13)	Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2008	March 31, 2009
Internet domain names	$16,146,804	$16,146,837
Less accumulated amortization	(10,649,766)	(11,169,894)

Internet domain names, net	5,497,038	4,976,943
Other assets:
Restricted cash	20,000	20,000
Registration fees, net	865,361	796,672
Other	283,163	270,470

Total intangibles and other assets, net	$6,665,562	$6,064,085

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three months ended March 31, 2009 to renew or extend the term for domain names was $249,000. The weighted average renewal period for registration fees as of March 31, 2009 was approximately one year.

Amortization expense for internet domain names for the three months ended March 31, 2008 and 2009, was approximately $1.1 million and $520,000, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $1.5 million for the remainder of 2009, $1.6 million in 2010, $1.1 million in 2011, $432,000 in 2012, and $345,000 in 2013 and thereafter.

(14)	Common Stock

In January 2009, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on the Company’s Class A common stock and Class B common stock which was paid on February 17, 2009 to the holders of record as of the close of business on February 6, 2009. The aggregate quarterly dividend paid was approximately $741,000.

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. The Company’s board of directors have authorized increases to the share repurchase program for the Company to repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

During the three months ended March 31, 2009, the Company repurchased 1.6 million shares of Class B common stock for approximately $5.6 million at an average stock price of $3.49 per share. The 1.6 million shares have been recorded as treasury stock in the condensed consolidated balance sheet as of March 31, 2009.

During the three months ended March 31, 2009, the Company’s board of directors approved the retirement of approximately 2.6 million shares of treasury stock. The excess of purchase price over par value of $15.4 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15)	Subsequent Events

In April 2009, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on May 15, 2009 to the holders of record as of the close of business on May 4, 2009. The Company expects to pay approximately $721,000 for these quarterly dividends.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We are a local search and advertising company. Our advertising platforms deliver search- and call-based marketing products and services for local and national advertisers. We believe our Local Search Network helps consumers make better, more informed local decisions through its content-rich Web sites that reach millions of consumers each month.

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

•

Private-Label Search Marketing Platform. Marchex Connect Enterprise, our private-label local online advertising platform enables enterprise partners of local advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell search marketing and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network, including leading search engines and our own Local Search Network. By creating a solution for aggregators who have relationships with local advertisers, it makes it easy for local businesses to participate in online advertising. The search marketing services we offer to local advertisers through Marchex Connect Enterprise include services typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, pay-for-call, advertising campaign management, reporting and analytics. Marchex Connect Enterprise has the capacity to support hundreds of thousands of advertiser accounts. In addition, we offer a private-label platform for publishers, separate and distinct from Marchex Connect Enterprise platform, which enables them to monetize their Web sites with contextual advertising from their own customers or from our advertising relationships. Enterprise partners and publishers generally pay us an agency fee for our platform and services in the form of a percentage of the cost of every click or call delivered to their advertisers.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2008 and 2009.

Revenue

We currently generate revenue through our suite of services, including our local search network, private-label search marketing platform, pay-per-click advertising and related services, call-based advertising, feed management and local campaign management.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, pay-per-phone-call services, cost-per-action services and feed management services. These primary sources amounted to greater than 82% of our revenues in all periods presented. Our secondary sources of revenue are our bid campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 18% of our revenues in all periods presented. We have no barter transactions.

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

Search Marketing Services

Advertisers pay us additional fees for services such as local campaign management and natural search engine optimization. Advertisers generally pay us on a click-through basis, although in certain cases we receive a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select advertisers. We may also charge initial set-up, account, service or inclusion fees as part of our services.

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

Stock-Based Compensation

We follow Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R) and account for stock-based compensation under the fair value method. As a result, stock-based compensation consists of the following:

•	all share-based compensation arrangements granted after January 1, 2006 (adoption date of SFAS 123R) and for any such arrangements that are modified, cancelled, or repurchased after that date; and

•	the portion of previous share-based awards for which the requisite service was not rendered as of January 1, 2006.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance and projections of future taxable income, that our net deferred tax assets, excluding certain state net operating loss carryforwards, will be realized. In determining that it is more likely than not that we will realize the deferred tax assets, factors considered include: historical taxable income, historical trends related to advertiser usage rates and projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. Additionally, the majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income the Company expects to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

As of March 31, 2009, we have gross deferred tax assets of $56.9 million, relating to the impairment of goodwill, amortization of intangibles assets, net operating loss carryforwards and certain other temporary differences. As of March 31, 2009, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realizable and accordingly, have recorded a valuation allowance of $1.7 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2009, an adjustment to the net deferred tax assets would impact our statement of operations or stockholders’ equity in the period such determination was made.

As of March 31, 2009, we had federal net operating loss (NOL) carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of March 31, 2009, we had certain tax effected state NOL carryforwards of approximately $2.8 million. We do not have a history of taxable income in the relevant state and the state NOL carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state NOL carryforwards as of March 31, 2009.

Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2008 and 2009 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three months ended March 31,
	2008	2009
Revenue	100%	100%

Expenses:
Service costs	51%	45%
Sales and marketing	19%	29%
Product development	11%	16%
General and administrative	13%	15%
Amortization of intangible assets from acquisitions	11%	8%

Total operating expenses	105%	113%
Gain on sales and disposals of intangible assets, net	—	4%

Loss from operations	(5%)	(9%)
Other income (expense):
Interest income	1%	—
Interest expense	—	—
Other	—	—

Total other income, net	1%	—

Loss before provision for income taxes	(4%)	(9%)
Income tax benefit	(1%)	(2%)

Net loss	(3%)	(7%)
Convertible preferred stock dividend and discount on preferred stock redemption, net	—	—

Net loss applicable to common stockholders	(3%)	(7%)

Comparison of the Three months ended March 31, 2008 to the Three months ended March 31, 2009

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2008	2009
Proprietary Traffic Revenues	$14,667,358	$11,770,404
Partner Network and Other Revenues	22,374,969	14,800,545

Total Revenues	$37,042,327	$26,570,949

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

Revenue decreased 28%, from $37.0 million for the three months ended March 31, 2008 to $26.6 million in the same period in 2009. The decrease in partner network and other revenues was primarily attributable to a $6.0 million decrease in pay-per-click revenues due in part to more than 4,000 fewer advertisers spending on our partner network and lower advertiser spend budgets. Additionally there was a $2.0 million decrease attributable to less traffic volume from domain name owners who are distribution partners utilizing our third-party content platform including a net decline of 24 distribution partners comparing the three months ended March 31, 2009 to the same period in 2008. These decreases were offset by our adding more than 8,000 accounts to our local online and call-based advertising platforms which were primarily attributable for an increase in the revenues we generated from advertiser enterprise partners related to our local online advertising platform and call-based advertising services. The majority of the revenues from our proprietary traffic sources are attributable to the Name Development, Pike Street and the AreaConnect portfolios of Web sites. Proprietary traffic revenue decreased primarily due to $3.9 million lower revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites. This decrease was in part due to fewer click-throughs on pay-per-click listings from Yahoo but we believe also, in part because we experienced more aggregate demand and revenue growth for cost-per-actions from enterprise partners such as AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media, LLC and Intelius, Inc., particularly related to our local search and directory Web sites. The three months ended March 31, 2009 were also impacted by $1.8 million of revenue we did not recognize for services, in part because of limited collectability assurance from certain advertiser enterprise partners, including due to Idearc’s recent bankruptcy filing. We expect to recognize these amounts, if any, upon cash collection. Under our arrangement with AT&T, we generate revenues from our local online advertising platform to sell search marketing packages and or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid accounts fees and also agency fees for our services in the form of a percentage of the cost of every click or call delivered to their advertisers. AT&T and Yahoo! in the first quarter of 2008 accounted for 13% and 18%, respectively, of our total revenues compared to 18% and 10%, respectively, in the first quarter of 2009. As noted above, revenues from Idearc and Intelius are primarily related to our local search and directory Web sites and revenues increased for both from less than 10% in the first quarter of 2008 to 8% and 10% in the first quarter of 2009, respectively.

We expect revenues to decrease from domain name owners who are distribution partners utilizing our third-party content platform as we have reduced the development and sales resources focused on those services. In the near term, given the current deterioration in economic conditions, we expect advertisers and enterprise partners to generally reduce their advertising and marketing services budgets. Certain of our large advertiser and enterprise partners are experiencing financial challenges, including issues stemming from the current deterioration in economic conditions and we expect our revenues from such advertisers and enterprise partners to trend lower in the near term as these advertisers may spend less, particularly on our proprietary traffic sources. Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs and calls performed by users of our service through our distribution partners and proprietary traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our Web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

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

As a result of the foregoing factors, we expect revenue for the second quarter of 2009 from both our proprietary traffic and partner network to be down from the first quarter of 2009.

Expenses

Expenses were as follows:

	Three months ended March 31,
	2008	% of revenue	2009	% of revenue
Service costs	18,887,315	51%	11,861,694	45%
Sales and marketing	6,971,748	19%	7,588,915	29%
Product development	4,187,104	11%	4,154,200	16%
General and administrative	4,959,109	13%	4,070,540	15%
Amortization of intangible assets from acquisitions	4,052,362	11%	2,134,966	8%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Three months ended March 31,
	2008	2009
Service costs	$139,571	$94,510
Sales and marketing	530,710	457,854
Product development	410,709	183,405
General and administrative	1,986,482	1,716,258

Total stock-based compensation	$3,067,472	$2,452,027

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 37% from $18.9 million in the three months ended March 31, 2008 to $11.9 million in the same period in 2009. The decrease was primarily attributable to a decrease in distribution partner payments of $6.2 million and a decrease in royalty costs, Internet domain amortization, personnel costs, stock compensation and credit card processing fees of $1.4 million partially offset by increases in facility, co-location, depreciation and amortization, and other costs of $521,000.

Service costs represented 51% of revenue in the three months ended March 31, 2008 as compared to 45% in 2009. The 2009 decrease as a percentage of revenue in service costs as compared to 2008 was primarily a result of an increase in the proportion of revenue attributable to proprietary traffic revenue as compared to our partner and other revenue sources for which there are related distribution partner payments. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary traffic sources have no corresponding distribution partner payments. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that in the longer term service costs will increase in absolute dollars as a result costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 9%, from $7.0 million for the three months ended March 31, 2008 to $7.6 million in the same period in 2009. As a percentage of revenue, sales and marketing expenses were 19% and 29% for the three months ended March 31, 2008 and 2009, respectively. The net increase in dollars was related primarily to an increase in personnel costs and an increase in online and outside marketing activities. In the near term, we expect to reduce online and outside marketing activities and therefore expect near term expenditures to be lower in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Product Development. Product development expenses was $4.2 million for both the three months ended March 31, 2008 and 2009. As a percentage of revenue, product development expenses were 11% and 16% for the three months ended March 31, 2008 and 2009, respectively. In the near term, we expect modest decreases to our product development expenditures. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses decreased 18%, from $5.0 million in the three months ended March 31, 2008 to $4.1 million in the same period in 2009. The increase in dollars was primarily due to a decrease in personnel costs, professional fees, facility costs, bad debt and other costs of $889,000. As a percentage of revenue, general and administrative expenses was 13% and 15% for the three months ended March 31, 2008 and 2009, respectively. We do not expect significant changes to our general and administrative expenses in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 47%, from $4.1 million in the three months ended March 31, 2008 to $2.1 million in the same period in 2009. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2008 and 2009. During the three months ended March 31, 2009, the components of amortization of intangibles were service costs of $2.1 million and general and administrative of $33,000.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $84.2 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the three months ended March 31, 2009, our stock price approached or dropped below the then book value per share. If the our stock price were to trade below book value per share for an extended period of time and/or we experienced continued downward trends in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may need to recognize an impairment of all or some portion of our goodwill and other intangible assets.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $145,000 for the three months ended March 31, 2008, as compared to $930,000 for the three months ended March 31, 2009, and was primarily attributable to the sales and disposals of Internet domain names and other intangible assets.

Other Income, net. Other income, net was $284,000 in the three months ended March 31, 2008 and $15,000 in the same period in 2009. The decrease in other income, net during the three months ended March 31, 2009 was primarily due to lower interest income as a result of the lower average cash balances, resulting from the Class B common stock repurchases, and lower interest rates.

Income Taxes. The income tax benefit in the three months ended March 31, 2008 was $340,000 as compared to $621,000 in the same period in 2009.

In the three months ended March 31, 2009, the effective tax rate of 27% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts. The effective tax rate of 21% in the three months ended March 31, 2008 differed from the expected tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts.

During the three months ended March 31, 2008 and 2009, as a result of tax deductions from stock option exercises and restricted stock awards, we recognized excess (shortfall) tax benefits of approximately $59,000 and ($946,000), respectively, which were recorded to additional paid in capital.

Convertible Preferred Stock Dividends and Discount on Preferred Stock Redemption, net. The convertible preferred stock dividends and discount on preferred stock redemption, net, decreased from $11,000 in the three months ended March 31, 2008 to $0 in the same period in 2009. The decrease was due to the redemption of all outstanding preferred stock in October 2008. Preferred stock dividends were based upon a dividend rate of 4.75%.

Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders decreased from a net loss of $1.2 million for the three months ended March 31, 2008 compared to $1.7 million in the same period in 2009. The decrease was primarily attributable to a decrease in revenues partially offset by lower operating expenses and gain on sales and disposal of intangible assets.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $25.8 million and we had contractual obligations of $3.8 million, of which $1.5 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefit related to stock options, facility relocation and changes in working capital. Cash provided by operating activities for the three months ended March 31, 2009 of approximately $4.2 million consisted primarily of net loss of $1.7 million adjusted for non-cash items of $7.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options and approximately $1.5 million used for working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2008 of approximately $6.7 million consisted primarily of net loss of $1.2 million adjusted for non-cash items of $9.2 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options, facility relocation and approximately $1.3 million used for working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related click-throughs with the corresponding payments to the distribution partners who provide placement for the listings made only after delivery of related click-throughs. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the three months ended March 31, 2008 and 2009. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

We have payment arrangement with enterprise partners particularly related to our proprietary traffic sources or local online advertising platforms, such as AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media LLC and Intelius, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. Certain of these partners have recently had debt-rating agencies downgrade their debt instruments and have capital structures that are creating liquidity uncertainty and challenges. We believe certain of these enterprise partners are reviewing approaches to restructuring and streamlining their operations, including Idearc’s recent bankruptcy filing as discussed below. For the quarter and as of March 31, 2009 amounts from these partners along with Yahoo! totaled 63% of revenue and $12.9 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at March 31, 2009 from Yahoo!, AT&T, Idearc and Intelius totaled $1.7 million, $7.8 million, $626,000 and $1.1 million, respectively.

Idearc filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 30, 2009. While a plan of reorganization has not yet been filed, according to Idearc the purpose of the filing is to implement a debt restructuring with its banks and bondholders. Throughout its restructuring process, Idearc expects to operate business as usual, to maintain substantial cash balances and to continue to generate positive cash flow. Idearc accounted for $2.1 million of revenue for the quarter ended March 31, 2009. We did not recognize an additional $1.1 in revenue related to services delivered in light of collectibility considerations. Since payment timing remains uncertain and requires the confirmation of Idearc’s plan of reorganization by the Bankruptcy Court, we expect to recognize such revenue only upon cash collection. In addition, in the event Idearc is unable to consummate its reorganization on the contemplated terms or sought to renegotiate or terminate its business relationship with us as part of its reorganization proceedings, it could adversely impact the collectability of amounts owed to us by Idearc and/or our future revenues.

Cash provided by investing activities for the three months ended March 31, 2009 of approximately $454,000 was primarily attributable to net purchases for property and equipment of $483,000 which were more than offset by proceeds from the sales of intangible assets of approximately $930,000. Cash used in investing activities for the three months ended March 31, 2008 of approximately $877,000 was primarily attributable to net purchases for property and equipment of $899,000, payments for the Voice Services acquisition totaling approximately $111,000, and purchases for Internet domain names or Web sites of approximately $27,000, offset by proceeds from the sales of intangible assets of approximately $140,000. We expect property and equipment purchases will increase as we continue to invest in equipment and software. To the extent our operations increase, we expect to increase expenditures for our systems and personnel. Additionally, we have expended amounts for product development initiatives as well as amounts recorded as part of property and equipment for internally developed software. We expect our expenditures for product development initiatives and internally developed software will increase in the longer term in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash used in financing activities for the three months ended March 31, 2009 of approximately $6.3 million was primarily attributable to the repurchase of 1.6 million shares of Class B common stock for treasury stock totaling approximately $5.6 million, and common stock dividend payments of $741,000, partially offset by net proceeds of approximately $26,000 from the sale of stock through employee stock options and employee stock plan purchases and $11,000 of excess tax benefit related to stock options. Cash used in financing activities for the three months ended March 31, 2008 of approximately $7.8 million was primarily attributable to the repurchase of 786,000 shares of Class B common stock for treasury stock and 600 shares of preferred stock totaling approximately $7.2 million and $118,000, respectively, and common stock and preferred stock dividend payments of $838,000, partially offset by net proceeds of approximately $352,000 from the sale of stock through employee stock options and employee stock plan purchases and $33,000 of excess tax benefit related to stock options.

The following table summarizes our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$1,452,810	$1,218,963	$233,847	$—
Capital leases	41,113	33,418	7,695	—
Other contractual obligations	2,354,675	1,486,757	853,404	14,514

Total contractual obligations (1)	$3,848,598	$2,739,138	$1,094,946	$14,514

(1)	In February 2005 we entered into agreements with an advertising partner pursuant to which we paid $4.5 million, in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and has been amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.

We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of March 31, 2009, we had $30 million of availability under the credit agreement. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the three months ended March 31, 2009, approximately 1.6 million shares of Class B common stock were repurchased.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2008, quarterly dividends were paid on February 15, May 15, August 15 and November 17 to Class A and Class B common stockholders of record as of the close of business on February 2, May 4, August 4 and November 6, respectively. The aggregate quarterly dividend paid in February 2009 was approximately $741,000. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors.

In April 2009, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay these dividends on May 15, 2009 to the holders of record as of the close of business on May 4, 2009.

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

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, pay-per-phone-call services, cost-per-action services and feed management services. For pay-per-click listing and feed management services, revenue is recognized upon our delivery of qualified and reported click-throughs to our advertisers or advertising service providers’ listing which occurs when an online user clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a phone number is provisioned or call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the three months ended March 31, 2009, the Company’s stock price approached or dropped below the then book value per share. If our stock price were to trade below book value per share for an extended period of time and/or we continue to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of its goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on its financial condition and results of operations.

In the fourth quarter of 2008, we performed our annual impairment testing in accordance with SFAS 142 and in light of the current macroeconomic environment and significant decrease in market capitalization. We also performed a review on certain of our intangible assets under SFAS 144. As a result of this testing, we recorded a $176.7 million pre-tax impairment charge on goodwill and intangible assets in the fourth quarter of 2008. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in current market multiples and the company's stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for us and the markets in which we operate. Certain technology and domain assets were written-down due to the decreased cash flow forecasts and planned utilization of the assets. The impairment charges will not result in any current or future cash expenditures.

For the three months ended March 31, 2009, the U.S. financial markets and our stock price have been impacted by continued deterioration in economic conditions. Should economic conditions and other indicators further deteriorate or impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of goodwill might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

As of March 31, 2009, we have gross deferred tax assets of $56.9 million, relating to the impairment of goodwill, amortization of intangible assets, net operating loss carryforwards and certain other temporary differences. As of March 31, 2009, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realized and accordingly, have recorded a valuation allowance of $1.7 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2009, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of March 31, 2009, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of March 31, 2009, we had certain tax effected state net operating loss carryforwards of approximately $2.8 million. We do not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state net operating loss carryforwards as of March 31, 2009.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued a FASB Staff Position FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS

157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. Accordingly, we adopted the required provisions of SFAS 157 on January 1, 2008 and the remaining provisions will be adopted by us at the beginning of fiscal year 2009. The 2008 fiscal year adoption of the required provisions did not result in a material impact to our financial statements. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP SFAS 157-2 did not result in a material impact to our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill in the acquiree. The pronouncement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for us on January 1, 2009. . For any business combination that takes place subsequent to January 1, 2009, SFAS 141R may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. On April 1, 2009 the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP SFAS 142-3 also adds additional disclosures to be included in the footnotes to the financial statements. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of FSP SFAS 142-3 did not have a material impact on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1), which addresses whether instruments granted unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid are participating securities prior to vesting and would need to be included in the earnings allocation in computing earnings per share under the two-class method of SFAS No. 128, Earnings per Share. Under the two-class method required by EITF 03-6-1, a portion of net income (loss) is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted this FSP on January 1, 2009 and retrospectively adjusted our earnings per share data to conform with the provisions in EITF 03-6-1. The retrospective application of this method did not result in a change to our three months ended March 31, 2008 earnings per share.

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

Changes in Internal Controls

During the quarter ended March 31, 2009, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 16, 2009. We do not believe any of the changes constitute material changes to the risk factors.

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

We had an accumulated deficit of $137.3 million as of March 31, 2009. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

We are dependent on certain distribution partners for distribution of our services and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our advertiser listings. Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 8% of our total revenue for the three months ended March 31, 2009. Separately, Yahoo! was responsible for 10% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

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

Companies distributing advertising on the Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the online advertising outlets with the most user traffic. According to the comScore Media Metrix Search report for December 2007, Yahoo! Search accounted for 23% of the online searches in the United States and Google accounted for 58%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of the traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser enterprise partners, resellers and agencies, including AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media, LLC and Intelius, Inc., for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser enterprise partners, resellers and agencies or a decrease in revenue from these advertiser enterprise partners could adversely affect our business. Such advertiser enterprise partners are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our advertiser enterprise partners, who are leading aggregators of advertisers and advertising agencies, have in place throughout the country and in local markets. These advertiser enterprise partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser enterprise partners, resellers and agencies. A loss of certain advertiser enterprise partners, resellers and agencies or a decrease in revenue from these advertiser enterprise partners could adversely affect our business.

These advertisers may in certain cases be subject to negotiated terms and conditions separate from those applied to online clients accepted and processed through our automated advertiser management platform. In some cases, the applicable contract terms may be the result of legacy or industry association documentation or simply customized advertising solutions for large advertiser enterprise partners and agencies. In any case, as a consequence of such varying terms and conditions, we may be subject to claims or credit risks that we may otherwise mitigate more efficiently across our automated advertiser management platform.

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

We received approximately 55% and 56% of our revenue from our five largest customers for the year ended December 31, 2008 and for the three months ended March 31, 2009, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers (which includes Idearc discussed below) accounted for approximately 55% of our total revenues for the year ended December 31, 2008 and 56% for the three months ended March 31, 2009, respectively. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Idearc filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 30, 2009. While a plan of reorganization has not yet been filed, according to Idearc the purpose of the filing is to implement a debt restructuring with its banks and bondholders. Throughout its restructuring process, Idearc expects to operate business as usual, to maintain substantial cash balances and to continue to generate positive cash flow. Idearc accounted for $2.1 million of revenue for the three months ended March 31, 2009. We did not recognize an additional $1.1 in revenue related to services delivered in light of collectibility considerations. Since payment timing remains uncertain and requires the confirmation of Idearc's plan of reorganization by the Bankruptcy Court, we expect to recognize such revenue only upon cash collection. In addition, in the event Idearc is unable to consummate its reorganization on the contemplated terms or sought to renegotiate or terminate its business relationship with us as part of its reorganization proceedings, it could adversely impact the collectability of amounts owed to us by Idearc and/or our future revenues.

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

If our business is unable to maintain and grow our base of advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Our business also in part depends on certain of our large advertiser enterprise partners and agencies to grow their base of advertisers, as these advertisers become increasingly important to our business and our ability to attract additional distribution partners and opportunities. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertisers and large advertiser enterprise partners and agencies may reduce or terminate this portion of their business with us. Any decline in the number of advertisers and distribution partners could adversely affect the value of our services.

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

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future.There can be no assurance that if we were to need additional funds to meet these obligations that additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally-developed businesses.

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

Further, as of March 31, 2009, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 92% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in our stock price and/or market capitalization for a sustained period of time. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased.

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

•

We will need to continue to acquire commercially valuable Internet domain names to grow our proprietary network of Web sites. We will need to continuously improve our technologies to acquire valuable Internet domain names as competition in the marketplace for appropriate Internet domain names intensifies. Our domain name acquisition efforts are subject to rules and guidelines established by registries which maintain Internet domain name registrations and the registrars which process and facilitate Internet domain name registrations. The registries and registrars may change the rules and guidelines for acquiring Internet domains in ways that may prove detrimental to our domain acquisition and/or maintenance efforts.

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

We currently or potentially compete with a variety of companies, including Google, IAC/InterActiveCorp, Microsoft, Miva and Yahoo!. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we acquired U.S. Patent Number 6,822,663 titled “Transform Rule Generator for Web-Based Markup Languages” through our Voice Services transaction. We also own nonprovisional U.S. Patent Application Number 10/947,384 titled “Performance-Based Online Advertising System and Method,” nonprovisional U.S. Patent Application Number 10/992,366 titled “Online Advertising System and Method,” nonprovisional U.S. Patent Application Number 11/868,398 titled “System and Method for Classifying Search Queries” and nonprovisional U.S. Patent Application Number 11/985,188 titled “Method and System for Tracking Telephone Calls.” In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trademarks, trade names and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $3.00 to $26.14 per share through March 31, 2009. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of March 31, 2009, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers control 92% of the combined voting power of all outstanding shares of our capital stock primarily through their ownership of 100% of the outstanding shares of our Class A common stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2009, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
January 1, 2009 – January 31, 2009	—		—	—	3,005,166
February 1, 2009 – February 28, 2009	—		—	—	3,005,166
March 1, 2009 – March 31, 2009	1,605,638	(2)	$3.48	1,601,138	1,404,028

Total Class B Common Shares	1,605,638		$3.48	1,601,138	1,404,028

(1)	On November 15, 2006, we announced that our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program to allow the Company to repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In August 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In December 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 7 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In February 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

(2)	Includes 4,500 shares of restricted equity subject to vesting which were issued to a certain employee. We repurchased shares which were not already vested upon termination of employment.

Item 6.	Exhibits

Exhibits:

†+10.27	Advertising Insertion Order dated as of July 1, 2007, as amended, by and between the Registrant and MDNH, Inc. and Intelius Sales Company, LLC

31(i)†	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31(ii)†	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1††	Certification of CEO pursuant to Section 1350.

32.2††	Certification of CFO pursuant to Section 1350.

(+)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

†	Filed herewith.

††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

May 11, 2009