Form 10-Q
period 2009-06-30
MARCHEX INC
filed 2009-08-07
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 6, 2009
Class A common stock, par value $.01 per share	10,869,216
Class B common stock, par value $.01 per share	25,305,925

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2008	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$27,418,396	$28,731,261
Trade accounts receivable, net	21,734,291	11,920,607
Prepaid expenses and other current assets	2,642,607	2,295,272
Refundable taxes	3,042,288	4,710,416
Deferred tax assets	1,088,872	952,076

Total current assets	55,926,454	48,609,632
Property and equipment, net	5,615,396	4,425,097
Deferred tax assets	56,784,228	55,328,727
Intangible and other assets, net	6,665,562	5,661,742
Goodwill	35,475,782	35,456,610
Intangible assets from acquisitions, net	9,802,365	6,332,777

Total assets	$170,269,787	$155,814,585

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,351,123	$7,138,620
Accrued expenses and other current liabilities	6,331,709	4,187,790
Deferred revenue	2,255,906	2,027,410

Total current liabilities	20,938,738	13,353,820
Other non-current liabilities	23,297	9,700

Total liabilities	20,962,035	13,363,520

Stockholders’ equity:
Class A common stock	112,217	111,317
Class B common stock	286,736	255,519
Treasury stock	(15,392,921)	(1,000,832)
Additional paid-in capital	299,925,762	281,550,297
Accumulated deficit	(135,624,042)	(138,465,236)

Total stockholders’ equity	149,307,752	142,451,065

Total liabilities and stockholders’ equity	$170,269,787	$155,814,585

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Six Months Ended June, 30		Three Months Ended June 30,
	2008	2009	2008	2009
Revenue	$74,406,214	$47,652,022	$37,363,887	$21,081,073

Expenses:
Service costs (1), (2)	36,301,616	22,886,210	17,414,301	11,024,516
Sales and marketing (1), (2)	14,867,783	11,271,267	7,896,035	3,682,352
Product development (1), (2)	8,439,573	7,600,517	4,252,469	3,446,317
General and administrative (1), (2)	10,033,984	8,057,735	5,074,875	3,987,195
Amortization of intangible assets from acquisitions (3)	7,713,637	3,469,551	3,661,275	1,334,585

Total operating expenses	77,356,593	53,285,280	38,298,955	23,474,965
Gain on sales and disposals of intangible assets, net	2,155,267	1,784,855	2,010,576	854,616

Income (loss) from operations	(795,112)	(3,848,403)	1,075,508	(1,539,276)
Other income (expense):
Interest income	449,782	28,670	162,633	12,516
Interest and line of credit expense	(34,231)	(45,493)	(30,907)	(31,581)
Other	1,855	13,041	1,354	126

Total other income (expense)	417,406	(3,782)	133,080	(18,939)

Income (loss) before provision for income taxes	(377,706)	(3,852,185)	1,208,588	(1,558,215)
Income tax (benefit) expense	393,276	(1,010,991)	733,229	(390,058)

Net income (loss)	(770,982)	(2,841,194)	475,359	(1,168,157)
Convertible preferred stock dividends and discount on preferred stock redemption, net	(44,585)	—	(33,697)	—

Net income (loss) applicable to common stockholders	$(726,397)	$(2,841,194)	$509,056	$(1,168,157)

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders	$(0.02)	$(0.09)	$0.01	$(0.04)
Dividends paid per share	$0.04	$0.04	$0.02	$0.02
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	10,968,282	10,899,547	10,959,216	10,869,216
Class B	26,153,567	23,094,703	25,621,394	22,454,956
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	10,968,282	10,899,547	10,959,216	10,869,216
Class B	37,130,260	33,994,250	37,504,686	33,324,172

(1) Excludes amortization of intangible assets from acquisitions
(2) Includes stock-based compensation as follows:
Service costs	$225,658	$197,056	$86,087	$102,546
Sales and marketing	856,714	982,509	326,004	524,655
Product development	806,998	298,432	396,289	115,027
General and administrative	3,847,338	3,512,111	1,860,856	1,795,853

Total	$5,736,708	$4,990,108	$2,669,236	$2,538,081

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$6,558,715	$3,425,107	$3,179,686	$1,323,474
Sales and marketing	954,444	—	406,111	—
General and administrative	200,478	44,444	75,478	11,111

Total	$7,713,637	$3,469,551	$3,661,275	$1,334,585

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(770,982)	$(2,841,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	12,937,704	6,690,386
Facility relocation costs	2,972	—
Gain on sales of fixed assets, net	(1,855)	(565)
Gain on sales and disposals of intangible assets, net	(2,155,267)	(1,784,855)
Allowance for doubtful accounts and merchant advertiser credits	1,578,076	382,486
Stock-based compensation	5,736,708	4,990,108
Deferred income taxes	(2,294,219)	1,592,297
Excess tax benefit related to stock options	(53,541)	(49,477)
Change in certain assets and liabilities, net of acquisition:
Trade accounts receivable, net	(5,678,151)	9,431,197
Refundable taxes	315,299	(2,644,998)
Prepaid expenses, other current assets and restricted cash	(1,296,458)	90,186
Accounts payable	1,962,988	(5,159,858)
Accrued expenses and other current liabilities	1,228,830	(2,127,210)
Deferred revenue	(290,940)	(229,301)
Other non current liabilities	(11,637)	(8,158)

Net cash provided by operating activities	11,209,527	8,331,044
Cash flows from investing activities:
Purchases of property and equipment	(1,749,203)	(859,067)
Cash paid for acquisitions	(127,522)	—
Proceeds from sales of property and equipment	37,024	565
Proceeds from sales of intangible assets	1,945,520	1,785,155
Increase in other non current assets	(188,862)	(5,545)

Net cash provided by (used in) investing activities	(83,043)	921,108
Cash flows from financing activities:
Deferred financing costs paid	(71,150)	—
Capital lease obligation principal payments	(21,939)	(21,584)
Excess tax benefit related to stock options	53,541	49,477
Preferred stock dividends	(31,387)	—
Repurchase of redeemable preferred stock	(408,964)	—
Common stock dividend payments	(1,625,339)	(1,457,415)
Repurchase of Class B common stock	(17,195,150)	(6,569,830)
Proceeds from exercises of stock options	674,433	35,417
Proceeds from employee stock purchase plan	22,122	24,648

Net cash used in financing activities	(18,603,833)	(7,939,287)

Net increase (decrease) in cash and cash equivalents	(7,477,349)	1,312,865
Cash and cash equivalents at beginning of period	36,456,307	27,418,396

Cash and cash equivalents at end of period	$28,978,958	$28,731,261

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2008 and June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2009 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2009.

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

There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC, except for the adoption of FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”), and SFAS No. 165, Subsequent Events (“SFAS 165”), as further discussed below.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill. The pronouncement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company beginning on January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, SFAS 141R may have a material impact on the Company’s financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. On April 1, 2009 the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009.

In April 2008, the FASB issued FSP SFAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP SFAS 142-3 also adds additional disclosures to be included in the footnotes to the financial statements. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of FSP SFAS 142-3 did not have a material impact on the Company’s financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009. The Company adopted these requirements for the quarter ending June 30, 2009.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
Proprietary Traffic Sources	$31,266,435	$18,280,765	$16,599,077	$6,510,360
Partner and Other Revenue Sources	43,139,779	29,371,257	20,764,810	14,570,713

Total Revenue	$74,406,214	$47,652,022	$37,363,887	$21,081,073

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

The per share fair value of stock options granted during the three and six months ended June 30, 2008 and 2009 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	2.26%	1.52%	3.13%	2.09%
Expected volatility	54%	65%	52%	65%
Expected dividend yield	0.6%	1.1%	0.6%	1.1%

Stock option activity during the six months ended June 30, 2009 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2008	4,517,154	$12.21	6.79	$1,065,144
Options granted	363,400	3.54
Options exercised	(18,000)	1.44
Options canceled	(348,704)	11.38
Options forfeited	(555,140)	13.94

Balance at June 30, 2009	3,958,710	$11.29	6.70	$142,437

Restricted stock activity during the six months ended June 30, 2009 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2008	2,348,968	$12.55
Granted	953,850	3.63
Vested	(441,688)	11.87
Forfeited	(10,250)	6.57

Unvested balance at June 30, 2009	2,850,880	$9.69

The following table summarizes stock-based compensation expense related to all stock-based awards under SFAS 123R during the three and six months ended June 30, 2008 and 2009:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
Total stock-based compensation included in net income (loss)	$5,737,000	$4,990,000	$2,669,000	$2,538,000
Income tax benefit related to stock-based compensation included in net income (loss)	$1,520,000	$388,000	$666,000	$660,000

In August 2009, vesting of approximately 118,000 restricted shares were fully accelerated in connection with separation agreements.

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

The following table reconciles the Company’s reported net income (loss) to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended:

	Six Months June 30, 2008		Six Months June 30, 2009
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss	$(265,755)	$(633,686)	$(939,974)	$(1,991,680)
Convertible preferred stock dividends	(8,393)	(20,012)	—	—
Discount on redemption of preferred stock, net	21,566	51,424	—	—

Net loss applicable to common stockholders	$(252,582)	$(602,274)	$(939,974)	$(1,991,680)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,968,282	26,153,567	10,899,547	23,094,703

Basic net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.09)	$(0.09)

	Three Months June 30, 2008		Three Months June 30, 2009
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$123,551	$288,848	$(397,271)	$(820,732)
Convertible preferred stock dividends	(3,951)	(9,236)	—	—
Discount on redemption of preferred stock, net	14,046	32,838	—	—

Net income (loss) applicable to common stockholders	$133,646	$312,450	$(397,271)	$(820,732)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,959,216	25,621,394	10,869,216	22,454,956

Basic net income (loss) per share applicable to common stockholders	$0.01	$0.01	$(0.04)	$(0.04)

The following table reconciles the Company’s reported net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended:

	Six Months June 30, 2008		Six Months June 30, 2009
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss	$(265,755)	$(633,686)	$(939,974)	$(1,991,680)
Convertible preferred stock dividends	(8,393)	(20,012)	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(274,148)	—	(939,974)

Net loss applicable to common stockholders	$(274,148)	$(927,846)	$(939,974)	$(2,931,654)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,968,282	26,153,567	10,899,547	23,094,703
Weighted average number of shares from assumed conversion of preferred stock redeemed	—	8,411	—	—
Conversion of Class A to Class B common shares outstanding	—	10,968,282	—	10,899,547

Weighted average number of shares outstanding used to calculate diluted net loss per share	10,968,282	37,130,260	10,899,547	33,994,250

Diluted net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.09)	$(0.09)

	Three Months June 30, 2008		Three Months June 30, 2009
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$123,551	$288,848	$(397,271)	$(820,732)
Convertible preferred stock dividends	(3,951)	(9,236)	—	—
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	119,600	—	(397,271)

Net income (loss) applicable to common stockholders	$119,600	$399,212	$(397,271)	$(1,218,003)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,959,216	25,621,394	10,869,216	22,454,956
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	915,749	—	—
Weighted average number of shares from assumed conversion of preferred stock redeemed	—	8,327	—	—
Conversion of Class A to Class B common shares outstanding	—	10,959,216	—	10,869,216

Weighted average number of shares outstanding used to calculate diluted net loss per share	10,959,216	37,504,686	10,869,216	33,324,172

Diluted net income (loss) per share applicable to common stockholders	$0.01	$0.01	$(0.04)	$(0.04)

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

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•

For the three and six months ended June 30, 2008 and 2009, respectively, 53,285 shares and 0 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•

For the three months ended June 30, 2008, outstanding options to acquire 4,457,195 shares of Class B common stock with a weighted average exercise price of $13.80 per share. For the six months ended June 30, 2008, outstanding options to acquire 5,189,142 shares of Class B common stock with a weighted average exercise price of $12.43 per share. For the three months ended June 30, 2009, outstanding options to acquire 3,728,018 shares of Class B common stock with a weighted average exercise price of $12.33 per share. For the six months ended June 30, 2009, outstanding options to acquire 3,958,710 shares of Class B common stock with a weighted average exercise price of $11.29 per share.

•

For the three and six months ended June 30, 2008, 17,354 and 2,988,924 shares, respectively, of unvested Class B restricted common shares at June 30, 2008 issued to employees and in connection with acquisitions. For the three and six months ended June 30, 2009, 2,850,880 shares of unvested Class B restricted common shares at June 30, 2009 issued to employees and in connection with acquisitions. Unvested shares were excluded from the denominator of the computation of basic net loss per share.

•	For the six months ended June 30, 2008, warrants to acquire 6,500 shares of Class B common stock at an exercise price of $8.45 per share.

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

There were no distribution partners representing more than 10% of consolidated revenue for the three and six months ended June 30, 2008 and 2009.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
Advertiser A	14%	10%	11%	11%
Advertiser B	14%	20%	14%	21%
Advertiser C	10%	*	15%	*
Advertiser D	10%	11%	11%	13%

*	Less than 10% of revenue.

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2008	At June 30, 2009
Advertiser A	*	13%
Advertiser B	22%	41%
Advertiser C	11%	*
Advertiser D	17%	*

*	Less than 10% of accounts receivable.

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

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
United States	97%	99%	97%	98%
Canada	1%	less than 1%	1%	less than 1%
Other countries	2%	less than 1%	2%	1%

	100%	100%	100%	100%

(7) Property and Equipment

Property and equipment consisted of the following:

	December 31, 2008	June 30, 2009
Computer and other related equipment	$8,501,740	$9,221,267
Purchased and internally developed software	6,168,087	6,232,392
Furniture and fixtures	498,530	502,591
Leasehold improvements	305,073	305,073

	15,473,430	16,261,323
Less: accumulated depreciation and amortization	(9,858,034)	(11,836,226)

Property and equipment, net	$5,615,396	$4,425,097

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Depreciation and amortization expense, incurred by the Company, related to property and equipment was approximately $1.1 million and $1.0 million for the three months ended June 30, 2008 and 2009, respectively, and $2.1 million and $2.0 million for the six months ended June 30, 2008 and 2009, respectively.

(8) Commitments

The Company has commitments for future payments related to office facilities leases, equipment and furniture leases, and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2018. The equipment and furniture leases are financed through capital lease arrangements and are included in property and equipment and the related depreciation is recorded as depreciation expense. The Company also has other contractual obligations expiring over varying time periods through 2012. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other service providers.

In June 2009, the Company entered into a lease agreement for office facilities in Seattle, Washington which commences on January 1, 2010 and expires on March 31, 2018. Future minimum payments related to these new facilities are approximately as follows: $700,000 in 2010, $1.2 million in 2011, $1.4 million in 2012, $1.5 million in 2013, $1.6 million in each of 2014 and 2015, and a total of $3.8 million from 2016 to 2018.

Future minimum payments are approximately as follows:

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
Remainder of 2009	$20,015	$807,817	$984,504	$1,812,336
2010	7,695	916,904	832,626	1,757,225
2011	—	1,200,206	230,778	1,430,984
2012	—	1,350,833	14,514	1,365,347
2013	—	1,521,260	—	1,521,260
2014 and after		6,986,504		6,986,504

Total minimum payments	$27,710	$12,783,524	$2,062,422	$14,873,656
Less: amounts representing interest	(4,152)

Present value of lease obligation	23,558
Less current portion	(22,014)

Long-term portion	$1,544

Rent expense incurred by the Company was approximately $402,000 and $379,000 for the three months ended June 30, 2008 and 2009, respectively, and $732,000 and $797,000 for the six months ended June 30, 2008 and 2009, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement matures and all outstanding borrowings are due in April 2011. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. As of June 30, 2009, the Company had $30 million of availability under the Credit Agreement.

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

(b) Taxes

From time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and its tax filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues for uncertain tax positions. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

The Company did not have any material amounts of unrecognized tax benefits as of December 31, 2008 and June 30, 2009. Also, the Company did not have any material amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2003 are within the statue of limitations and remain subject to examination.

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationships	$11,340,000	$(10,462,278)	$877,722
Distribution partner relationships	$3,100,000	$(3,100,000)	—
Non-compete agreements	$10,360,000	$(10,150,083)	$209,917
Trademarks/domains	$42,570,556	$(35,342,994)	$7,227,562
Acquired technology	$16,900,000	$(15,412,836)	$1,487,164

	$84,270,556	$(74,468,191)	$9,802,365

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationships	$11,340,000	$(11,072,278)	$267,722
Distribution partner relationships	$3,100,000	$(3,100,000)	—
Non-compete agreements	$10,360,000	$(10,309,528)	$50,472
Trademarks/domains	$42,508,691	$(37,233,654)	$5,275,037
Acquired technology	$16,900,000	$(16,160,454)	$739,546

	$84,208,691	$(77,875,914)	$6,332,777

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company for the three months ended June 30, 2008 and 2009, was approximately $3.7 million and $1.3 million, respectively, and for the six months ended June 30, 2008 and 2009 was approximately $7.7 million and $3.5 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $2.0 million for the remainder of 2009, $2.6 million in 2010, $1.2 million in 2011, $478,000 in 2012, and $0 in 2013 and thereafter.

(12) Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

Balance as of December 31, 2008	$35,475,782
Other	(19,172)

Balance as of June 30, 2009	$35,456,610

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset is more likely than not impaired. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the three and six months ended June 30, 2009, the Company’s stock price approached or dropped below the then book value per share. If the Company’s stock price were to trade below book value per share for an extended period of time and/or the Company continues to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of its goodwill.

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2008	June 30, 2009
Internet domain names	$16,146,804	$16,152,529
Less accumulated amortization	(10,649,766)	(11,698,106)

Internet domain names, net	5,497,038	4,454,423
Other assets:
Restricted cash	20,000	—
Registration fees, net	865,361	814,227
Other	283,163	393,092

Total intangibles and other assets, net	$6,665,562	$5,661,742

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and six months ended June 30, 2009 to renew or extend the term for domain names was $279,000 and $528,000, respectively. The weighted average renewal period for registration fees as of June 30, 2009 was approximately one year.

Amortization expense for internet domain names for the three months ended June 30, 2008 and 2009, was approximately $1.1 million and $528,000, respectively, and for the six months ended June 30, 2008 and 2009, was approximately $2.2 million and $1.1 million, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $1.0 million for the remainder of 2009, $1.6 million in 2010, $1.1 million in 2011, $433,000 in 2012, and $218,000 in 2013 and thereafter.

(14) Common Stock

In April 2009, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on the Company’s Class A common stock and Class B common stock which was paid on May 15, 2009 to the holders of record as of the close of business on May 4, 2009. The aggregate quarterly dividend paid was approximately $721,000.

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

During the six months ended June 30, 2009, the Company repurchased 1.8 million shares of Class B common stock for approximately $6.6 million at an average stock price of $3.57 per share. The 1.8 million shares have been recorded as treasury stock in the condensed consolidated balance sheet as of June 30, 2009.

During the six months ended June 30, 2009, the Company’s board of directors approved the retirement of approximately 4.2 million shares of treasury stock. The excess of purchase price over par value of $21.0 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15) Subsequent Events

In July 2009, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on August 17, 2009 to the holders of record as of the close of business on August 7, 2009. The Company expects to pay approximately $716,000 for these quarterly dividends.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 7, 2009, the day the financial statements were issued.

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

•

Private-Label Search Marketing Platform. Marchex Connect Enterprise, our private-label local online advertising platform enables resellers of local advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell search marketing and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network, including leading search engines and our own Local Search Network. By creating a solution for aggregators who have relationships with local advertisers, it makes it easy for local businesses to participate in online advertising. The search marketing services we offer to local advertisers through the Marchex Connect Enterprise include services typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, pay-for-call, advertising campaign management, reporting and analytics. Marchex Connect Enterprise has the capacity to support hundreds of thousands of advertiser accounts. In addition, we offer a private-label platform for publishers, separate and distinct from the Marchex Connect Enterprise platform, which enables them to monetize their Web sites with contextual advertising from their own customers or from our advertising relationships. Resellers and publishers generally pay us an agency fee for our platform and services in the form of a percentage of the cost of every click or call delivered to their advertisers.

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

•

Call-Based Advertising Services. We deliver a variety of call-based advertising services to local advertiser resellers, national advertisers and advertising agencies. These services include phone number provisioning, call tracking, call analytics, click-to-call, Web site proxying, pay-for-call and other phone call-based services which enable resellers and advertisers to utilize online advertising to drive calls into their businesses as well as clicks and to use call tracking to measure the effectiveness of both their online and offline advertising campaigns. Resellers and advertisers pay us a flat fee for each phone number provisioned, and a pre-negotiated rate per minute for each call they receive from call-based ads we distribute on our distribution network.

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

The comparative periods presented are for the three and six months ended June 30, 2008 and 2009.

Revenue

We currently generate revenue through our suite of services, including our local search network, private-label search marketing platform, pay-per-click advertising and related services, call-based advertising, feed management and local campaign management.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, pay-per-phone-call services, cost-per-action services and feed management services. These primary sources amounted to greater than 77% of our revenues in all periods presented. Our secondary sources of revenue are our bid campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 23% of our revenues in all periods presented. We have no barter transactions.

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

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results. Additionally, the current deterioration in the economic conditions has generally resulted in advertisers and resellers reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

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

As of June 30, 2009, we have net deferred tax assets of $56.3 million, relating to the impairment of goodwill, amortization of intangibles assets, net operating loss carryforwards and certain other temporary differences. As of June 30, 2009, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realizable and accordingly, have recorded a valuation allowance of $1.7 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of June 30, 2009, an adjustment to the net deferred tax assets would impact our statement of operations or stockholders’ equity in the period such determination was made.

As of June 30, 2009, we had federal net operating loss (NOL) carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of June 30, 2009, we had certain tax effected state NOL carryforwards of approximately $4.0 million. We do not have a history of taxable income in the relevant state and the state NOL carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state NOL carryforwards as of June 30, 2009.

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2008 and 2009 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2009	2008	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Service costs	48.8%	48.0%	46.6%	52.3%
Sales and marketing	20.0%	23.7%	21.1%	17.5%
Product development	11.3%	16.0%	11.4%	16.3%
General and administrative	13.5%	16.9%	13.6%	18.9%
Amortization of intangible assets from acquisitions	10.4%	7.3%	9.8%	6.3%

Total operating expenses	104.0%	111.9%	102.5%	111.3%

Gain on sales and disposals of intangible assets, net	2.9%	3.7%	5.4%	4.1%

Income (loss) from operations	(1.1)%	(8.2)%	2.9%	(7.2)%
Other income (expense):
Interest income	0.6%	0.1%	0.4%	0.1%
Interest expense	0.0%	(0.1)%	(0.1)%	(0.1)%
Other	0.0%	0.0%	0.0%	0.0%

Total other income, net	0.6%	0.0%	0.3%	0.0%

Income (loss) before provision for income taxes	(0.5)%	(8.2)%	3.2%	(7.2)%

Income tax benefit (expense)	0.5%	(2.1)%	2.0%	(1.9)%

Net income (loss)	(1.0)%	(6.1)%	1.2%	(5.3)%
Convertible preferred stock dividend and discount on preferred stock redemption, net	(0.1)%	0.0%	(0.1)%	0.0%

Net income (loss) applicable to common stockholders	(0.9)%	(6.1)%	1.3%	(5.3)%

Comparison of the Three months ended June 30, 2008 to the Three months ended June 30, 2009 and of the Six months ended June 30, 2008 to the Six months ended June 30, 2009

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
Proprietary Traffic Sources	$31,266,435	$18,280,765	$16,599,077	$6,510,360
Partner and Other Revenue Sources	43,139,779	29,371,257	20,764,810	14,570,713

Total Revenue	$74,406,214	$47,652,022	$37,363,887	$21,081,073

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

Revenue decreased 44%, from $37.4 million for the three months ended June 30, 2008 to $21.1 million in the same period in 2009. The decrease in partner network and other revenues was primarily attributable to a more than $4.5 million decrease in pay-per-click revenues due in part to more than 3,000 fewer advertisers spending on our partner network and lower advertiser spend budgets. Additionally there was a $2.1 million decrease attributable to less traffic volume from domain name owners who are distribution partners utilizing our third-party content platform including a net decline of more than 5 distribution partners comparing the three months ended June 30, 2009 to the same period in 2008. These decreases were partially offset by our adding more than $600,000 in revenue from our call-based advertising platforms during this period which were primarily attributable to an increase in the revenues we generated from advertiser resellers related to our call-based advertising services. Proprietary traffic revenue decreased primarily due to $1.9 million lower revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo! The remainder of such decrease was largely due to lower revenues for cost-per-actions from resellers such as AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., WhitePages, Inc., Vantage Media, LLC and Intelius, Inc., particularly related to our local search and directory Web sites.

Revenue decreased 36%, from $74.4 million for the six months ended June 30, 2008 to $47.7 million in the same period in 2009. The decrease in partner network and other revenues was primarily attributable to a more than $10 million decrease in pay-per-click revenues due in part to more than 8,000 fewer advertisers spending on our partner network and lower advertiser spend budgets. Additionally there was a $4.1 million decrease attributable to less traffic volume from domain name owners who are distribution partners utilizing our third-party content platform including a net decline of more than 5 distribution partners comparing the six months ended June 30, 2009 to the same period in 2008. These decreases were partially offset by our adding more than $1 million in revenue from our call-based advertising platforms which were primarily attributable to an increase in the revenues we generated from advertiser resellers related to our call-based advertising services.

Proprietary traffic revenue decreased primarily due to $5.8 million lower revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo! The remainder of such decrease was largely due to lower revenues for cost-per-actions from resellers such as AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., WhitePages, Inc., Vantage Media, LLC and Intelius, Inc., particularly related to our local search and directory Web sites. The six months ended June 30, 2009 were also impacted by $1.6 million of revenue we did not recognize for services, in part because of limited collectability assurance from certain advertiser resellers, including due to the recent bankruptcy filings of Idearc Media Corp. and R.H. Donnelley Corporation. We expect to recognize these amounts, if any, upon cash collection.

Under our arrangement with AT&T, we generate revenues from our local online advertising platform to sell search marketing packages and or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid accounts fees and also agency fees for our services in the form of a percentage of the cost of every click or call delivered to their advertisers. AT&T and Yahoo! for the six months ended June 30, 2008 both accounted for 14% of our total revenues compared to 20% and 10%, respectively, for the six months ended June 30, 2009. As noted above, revenues from Idearc and Intelius are primarily related to our local search and directory Web sites and revenues decreased for both from $7.6 million for the six months ended June 30, 2008, to $5.2 million and $2.4 million for the six months ended June 30, 2009, respectively. We expect revenues to decrease from domain name owners who are distribution partners utilizing our third-party content platform as we have reduced the development and sales resources focused on those services. In the near term, given the current deterioration in economic conditions, we expect advertisers and resellers to generally reduce their advertising and marketing services budgets. Certain of our large advertisers and resellers are experiencing financial challenges, including issues stemming from the current deterioration in economic conditions and we expect our revenues from such advertisers and resellers to trend lower in the near term as these advertisers may spend less, particularly on our proprietary traffic sources. Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs and calls performed by users of our service through our distribution partners and proprietary traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our Web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

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

Expenses

Expenses were as follows:

	Six months ended June 30,				Three months ended June 30,
	2008	% of revenue	2009	% of revenue	2008	% of revenue	2009	% of revenue
Service costs	$36,301,616	49%	$22,886,210	48%	$17,414,301	47%	$11,024,516	52%
Sales and marketing	14,867,783	20%	11,271,267	24%	7,896,035	21%	3,682,352	17%
Product development	8,439,573	11%	7,600,517	16%	4,252,469	11%	3,446,317	16%
General and administrative	10,033,984	14%	8,057,735	17%	5,074,875	14%	3,987,195	19%
Amortization of intangible assets from acquisitions	7,713,637	10%	3,469,551	7%	3,661,275	10%	1,334,585	6%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
Service costs	$225,658	$197,056	$86,087	$102,546
Sales and marketing	856,714	982,509	326,004	524,655
Product development	806,998	298,432	396,289	115,027
General and administrative	3,847,338	3,512,111	1,860,856	1,795,853

Total stock-based compensation	$5,736,708	$4,990,108	$2,669,236	$2,538,081

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 37% from $17.4 million in the three months ended June 30, 2008 to $11.0 million in the same period in 2009. The decrease was primarily attributable to a decrease in distribution partner payments of $5.3 million and a decrease in royalty costs, Internet domain amortization, personnel costs, and credit card processing fees of $1.2 million partially offset by increases in stock compensation, fees paid to outside service providers, depreciation and amortization, and other costs of $173,000.

Service costs represented 47% of revenue in the three months ended June 30, 2008 as compared to 52% in 2009. The 2009 increase as a percentage of revenue in service costs as compared to 2008 was primarily a result of an increase in the proportion of revenue attributable to our partner and other revenue sources for which there are related distribution partner payments as compared to our proprietary traffic revenue. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage.

Service costs decreased 37% from $36.3 million in the six months ended June 30, 2008 to $22.9 million in the same period in 2009. The decrease was primarily attributable to a decrease in distribution partner payments of $11.5 million and a decrease in royalty costs, Internet domain amortization, personnel costs, stock compensation and credit card processing fees of $2.6 million partially offset by increases in fees paid to outside service providers, depreciation and amortization, and other costs of $667,000.

Service costs represented 49% of revenue in the six months ended June 30, 2008 as compared to 48% in 2009. The 2009 decrease as a percentage of revenue in service costs as compared to the same period in 2008 was primarily due to lower distribution partner payments. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to feed management and pay-per-click services distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary traffic sources have no corresponding distribution partner payments. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that in the longer term service costs will increase in absolute dollars as a result costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses decreased 53%, from $7.9 million for the three months ended June 30, 2008 to $3.7 million in the same period in 2009. As a percentage of revenue, sales and marketing expenses were 21% and 17% for the three months ended June 30, 2008 and 2009, respectively. The net decrease in dollars was related primarily to a decrease in online and outside marketing activities. Although online and outside marketing activities have been lower, we expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives and therefore such expenses may be higher in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Sales and marketing expenses decreased 24%, from $14.9 million for the six months ended June 30, 2008 to $11.3 million in the same period in 2009. As a percentage of revenue, sales and marketing expenses were 20% and 24% for the six months ended June 30, 2008 and 2009, respectively. The 2009 increase as a percentage of revenue in sales and marketing as compared to 2008 was primarily a result of an increase in the proportion of variable personnel costs relative to revenue.

Product Development. Product development expenses decreased 19%, from $4.3 million for the three months ended June 30, 2008 to $3.4 million in the same period in 2009. The decrease in dollars was primarily due to a decrease in fees paid to outside service providers, stock compensation and personnel costs of $809,000. As a percentage of revenue, product development expenses were 11% and 16% for the three months ended June 30, 2008 and 2009, respectively. The 2009 increase as a percentage of revenue in product development expense as compared to 2008 was primarily a result of an increase in the proportion of personnel costs relative to revenue. In the near term, we do not expect significant changes to our product development expenditures. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

Product development expenses decreased 10%, from $8.4 million in the six months ended June 30, 2008 to $7.6 million in the same period in 2009. As a percentage of revenue, product development expenses were 11% and 16% for the six months ended June 30, 2008 and 2009, respectively. The decrease in dollars was primarily due to a decrease in fees paid to outside service providers and stock compensation of $1.2 million, offset by an increase in personnel costs, depreciation and facility costs of $430,000.

General and Administrative. General and administrative expenses decreased 21%, from $5.1 million in the three months ended June 30, 2008 to $4.0 million in the same period in 2009. The decrease in dollars was primarily due to a decrease in personnel costs, fees paid to outside service providers, facility costs, stock compensation, bad debt and other costs of $1.0 million. As a percentage of revenue, general and administrative expenses was 14% and 19% for the three months ended June 30, 2008 and 2009, respectively. We do not expect significant changes to our general and administrative expenses in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses decreased 20%, from $10.0 million in the six months ended June 30, 2008 to $8.1 million in the same period in 2009. The decrease in dollars was primarily due to a decrease in personnel costs, fees paid to outside service providers, facility costs, stock compensation, bad debt and other costs of $1.9 million. As a percentage of revenue, general and administrative expenses were 14% and 17% for the six months ended June 30, 2008 and 2009, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 64%, from $3.7 million in the three months ended June 30, 2008 to $1.3 million in the same period in 2009. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2008 and 2009. During the three months ended June 30, 2009, the components of amortization of intangibles were service costs of $1.3 million and general and administrative of $11,000.

Intangible amortization expense decreased 55%, from $7.7 million in the six months ended June 30, 2008 to $3.5 million in the same period in 2009. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2008 and 2009. During the six months ended June 30, 2009, the components of amortization of intangibles were service costs of $3.4 million and general and administrative of $44,000.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $84.2 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the six months ended June 30, 2009, our stock price approached or dropped below the then book value per share. If the our stock price were to trade below book value per share for an extended period of time and/or we experienced continued downward trends in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may need to recognize an impairment of all or some portion of our goodwill and other intangible assets.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $2.0 million and $2.2 million for the three and six months ended June 30, 2008, respectively, as compared to $855,000 and $1.8 million for the three and six months ended June 30, 2009, respectively, and was primarily attributable to the sales and disposals of Internet domain names and other intangible assets.

Other Income, net. Other income, net was $133,000 in the three months ended June 30, 2008 compared to ($19,000) in the same period in 2009. Other income, net was $417,000 in the six months ended June 30, 2008 compared to ($4,000) in the same period in 2009. The decrease in other income, net during the three and six months ended June 30, 2009 was primarily due to lower interest income as a result of the lower average cash balances, resulting from the Class B common stock repurchases, and lower interest rates.

Income Taxes. The income tax expense in the three months ended June 30, 2008 was $733,000 as compared to an income tax benefit of $390,000 in the same period in 2009. In the six months ended June 30, 2008, income tax expense was $393,000 compared to a $1.1 million income tax benefit in the same period in 2009. In the three and six months ended June 30, 2009, the effective tax rate of (25%) and (26%), respectively, differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts. The effective tax rate of 61% and (104%) in the three and six months ended June 30, 2008 differed from the expected tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method as prescribed by SFAS 123R and other amounts.

During the three months ended June 30, 2008 and 2009, as a result of tax deductions from stock option exercises and restricted stock awards, we recognized excess (shortfall) tax benefits of approximately $81,000 and ($50,000), respectively, which were recorded to additional paid in capital. During the six months ended June 30, 2008 and 2009, as a result of tax deductions from stock option exercises, we recognized excess (shortfall) tax benefits of approximately $140,000 and ($996,000), respectively, which were recorded to additional paid in capital.

Convertible Preferred Stock Dividends and Discount on Preferred Stock Redemption, net. The convertible preferred stock dividends and discount on preferred stock redemption, net, decreased from $34,000 in the three months ended June 30, 2008 to $0 in the same period in 2009. The decrease was due to the redemption of all outstanding preferred stock in October 2008. Preferred stock dividends were based upon a dividend rate of 4.75%. The convertible preferred stock dividends and discount on preferred stock redemption, net, decreased from $45,000 in the six months ended June 30, 2008 to $0 in the same period in 2009. The decrease was due to the redemption of all outstanding preferred stock in October 2008. Preferred stock dividends were based upon an annual dividend rate of 4.75%.

Net Income (Loss) Applicable to Common Stockholders. Net income (loss) applicable to common stockholders decreased from net income of $509,000 for the three months ended June 30, 2008 to a net loss of $1.2 million in the same period in 2009. The decrease was primarily attributable to a decrease in revenues partially offset by lower operating expenses. Net loss applicable to common stockholders increased from a net loss of $726,000 for the six months ended June 30, 2008 to $2.8 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $28.7 million and we had current and long term contractual obligations of $14.9 million, of which $12.8 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefit related to stock options, facility relocation and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2009 of approximately $8.3 million consisted primarily of net loss of $2.8 million adjusted for non-cash items of $13.6 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options and approximately $2.4 million used for working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2008 of approximately $11.2 million consisted primarily of net loss of $771,000 adjusted for non-cash items of $17.9 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options, and approximately $5.9 million used for working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related click-throughs with the corresponding payments to the distribution partners who provide placement for the listings made only after delivery of related click-throughs. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the six months ended June 30, 2008 and 2009. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. Nearly all of the feed management services and advertising services provider arrangements are billed on a monthly basis following the month of our click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. For these services, advertiser’s payments are generally received one to three weeks following payment to the distribution partners. We expect that in the future periods, if the feed management services or amounts from our advertising services provider arrangements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

We have payment arrangements with resellers particularly related to our proprietary traffic sources or local online advertising platforms, such as AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media LLC and Intelius, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. Certain of these partners have recently had debt-rating agencies downgrade their debt instruments and have capital structures that are creating liquidity uncertainty and challenges. We believe certain of these resellers are reviewing approaches to restructuring and streamlining their operations, including the recent bankruptcy filings as discussed below. For the six months ended June 30, 2009 amounts from these partners along with Yahoo! totaled 60% of revenue and $8.3 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at June 30, 2009 from Yahoo!, AT&T, Idearc and Intelius totaled $1.6 million, $4.9 million, $75,000 and $823,000, respectively.

Idearc Media Corp. and R.H. Donnelley Corporation and its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 30, 2009 and May 28, 2009, respectively. With respect to Idearc, while a plan of reorganization has not yet been filed, according to Idearc, the purpose of the filing is to implement a debt restructuring with its banks and bondholders, and with respect to R.H. Donnelley, a joint plan of reorganization was filed on July 27, 2009 and the purpose of such plan is to implement a balance sheet restructuring and to reduce debt with lenders and bondholders. Throughout the restructuring process, each of Idearc and R.H. Donnelley expect to operate business as usual, to maintain substantial cash balances and to continue to generate positive cash flow. Idearc and R.H. Donnelley accounted for $2.4 million and $1.1 million of revenue, respectively, for the six months ended June 30, 2009. We did not recognize an aggregate of $1.6 million in revenue related to services delivered to Idearc and R.H. Donnelley in light of collectibility considerations for the six months ended June 30, 2009. Since payment timing remains uncertain and requires the confirmation of the plan of reorganization of each of Idearc and R.H. Donnelley by the respective Bankruptcy Court, we expect to recognize such revenue only upon cash collection and the extent of our future business relationships with Idearc and R.H. Donnelley is uncertain.

Cash provided by investing activities for the six months ended June 30, 2009 of approximately $921,000 was primarily attributable to net purchases for property and equipment of $859,000 which were more than offset by proceeds from the sales of intangible assets of approximately $1.8 million. Cash used in investing activities for the six months ended June 30, 2008 of approximately $83,000 was primarily attributable to net purchases for property and equipment of $1.7 million, payments for the Voice Services acquisition totaling approximately $128,000, and purchases for Internet domain names or Web sites of approximately $189,000, offset by proceeds from the sales of intangible assets of approximately $1.9 million. We expect property and equipment purchases will increase as we continue to invest in equipment and software. To the extent our operations increase, we expect to increase expenditures for our systems and personnel. Additionally, we have expended amounts for product development initiatives as well as amounts recorded as part of property and equipment for internally developed software. We expect our expenditures for product development initiatives and internally developed software will increase in the longer term in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash used in financing activities for the six months ended June 30, 2009 of approximately $7.9 million was primarily attributable to the repurchase of 1.8 million shares of Class B common stock for treasury stock totaling approximately $6.6 million, and common stock dividend payments of $1.5 million, partially offset by net proceeds of approximately $60,000 from the sale of stock through employee stock options and employee stock plan purchases and $49,000 of excess tax benefits related to stock options. Cash used in financing activities for the six months ended June 30, 2008 of approximately $18.6 million was primarily attributable to the repurchase of 1.8 million shares of Class B common stock for treasury stock and 2,008 shares of preferred stock totaling approximately $17.2 million and $409,000, respectively, and common stock and preferred stock dividend payments of $1.7 million, partially offset by net proceeds of approximately $697,000 from the sale of stock through employee stock options and employee stock plan purchases and $54,000 of excess tax benefit related to stock options.

The following table summarizes our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$12,783,524	$807,817	$2,117,110	$2,872,093	$6,986,504
Capital leases	27,710	20,015	7,695	—	—
Other contractual obligations	2,062,421	984,504	1,063,404	14,514	—

Total contractual obligations (1) (2)	$14,873,655	$1,812,336	$3,188,209	$2,886,607	$6,986,504

(1)	In February 2005 we entered into agreements with an advertising partner pursuant to which we paid $4.5 million, in an upfront payment and a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The upfront license fee has been capitalized and has been amortized ratably over 42 months. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	In June 2009, we entered into a lease agreement for office facilities in Seattle, Washington which commences on January 1, 2010 and expires on March 31, 2018. Future minimum payments related to these new facilities are approximately as follows: $700,000 in 2010, $1.2 million in 2011, $1.4 million in 2012, $1.5 million in 2013, $1.6 million in each of 2014 and 2015, and a total of $3.8 million from 2016 to 2018.

We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of June 30, 2009, we had $30 million of availability under the credit agreement. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the six months ended June 30, 2009, approximately 1.8 million shares of Class B common stock were repurchased. The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2008, quarterly dividends were paid on February 15, May 15, August 15 and November 17 to Class A and Class B common stockholders of record as of the close of business on February 2, May 4, August 4 and November 6, respectively. For 2009, quarterly dividends were paid on February 17 and May 15 to Class A and Class B common stockholders of record as of the close of business of February 6 and May 4, respectively. The aggregate quarterly dividend paid in May 2009 was approximately $721,000. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors.

In July 2009, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay these dividends on August 17, 2009 to the holders of record as of the close of business on August 7, 2009. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.9 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset is more likely than not impaired. Events and circumstances considered in determining whether goodwill is impaired include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the three and six months ended June 30, 2009, the Company’s stock price approached or dropped below the then book value per share. If our stock price were to trade below book value per share for an extended period of time and/or we continue to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

In the fourth quarter of 2008, we performed our annual impairment testing in accordance with SFAS 142 and in light of the then current macroeconomic environment and significant decrease in market capitalization. We also performed a review of certain of our intangible assets under SFAS 144. As a result of this testing, we recorded a $176.7 million pre-tax impairment charge on goodwill and intangible assets in the fourth quarter of 2008. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in current market multiples and the company’s stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for us and the markets in which we operate. Certain technology and domain assets were written-down due to the decreased cash flow forecasts and planned utilization of the assets. The impairment charges will not result in any current or future cash expenditures.

For the three and six months ended June 30, 2009, the U.S. financial markets and our stock price have been impacted by continued deterioration in economic conditions. Should economic conditions and other indicators further deteriorate or impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of goodwill might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

Under SFAS 123R, we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, volatility over the term of the award, the risk-free interest rate, and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3—“Stock-based Compensation Plans” in the condensed consolidated financial statements for additional information.

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

As of June 30, 2009, we have net deferred tax assets of $56.3 million, relating to the impairment of goodwill, amortization of intangible assets, net operating loss carryforwards and certain other temporary differences. As of June 30, 2009, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realized and accordingly, have recorded a valuation allowance of $1.7 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of June 30, 2009, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of June 30, 2009, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of June 30, 2009, we had certain tax effected state net operating loss carryforwards of approximately $4.0 million. We do not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state net operating loss carryforwards as of June 30, 2009.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill. The pronouncement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for us on January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, SFAS 141R may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. On April 1, 2009 the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP SFAS 142-3 also adds additional disclosures to be included in the footnotes to the financial statements. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of FSP SFAS 142-3 did not have a material impact on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1), which addresses whether instruments granted unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid are participating securities prior to vesting and would need to be included in the earnings allocation in computing earnings per share under the two-class method of SFAS No. 128, Earnings per Share. Under the two-class method required by EITF 03-6-1, a portion of net income (loss) is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted this FSP on January 1, 2009 and retrospectively adjusted our earnings per share data to conform with the provisions in EITF 03-6-1. The retrospective application of this method did not result in a change to our three and six months ended June 30, 2008 earnings per share.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009. We adopted these requirements for the quarter ending June 30, 2009.

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

Changes in Internal Controls

During the quarter ended June 30, 2009, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had an accumulated deficit of $138.5 million as of June 30, 2009. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our advertiser listings. Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 8% of our total revenue for the six months ended June 30, 2009. Separately, Yahoo! was responsible for 10% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid click-throughs. Yahoo! and Microsoft recently announced a new partnership which if ultimately consummated may impact Yahoo!’s service offering and therefore their distribution of our services in the future. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short- or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower traffic or less favorable variable payment terms from any one of these distribution relationships could have an adverse effect on our revenue, and the loss of Yahoo! or any other large distribution partner could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on certain advertiser resellers and agencies, including AT&T, Idearc Media Corp., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media, LLC and Intelius, Inc., for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser resellers and agencies or a decrease in revenue from these advertiser resellers could adversely affect our business. Such advertiser resellers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our advertiser resellers, who are leading aggregators of advertisers and advertising agencies, have in place throughout the country and in local markets. These advertiser resellers and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser resellers and agencies. A loss of certain advertiser resellers and agencies or a decrease in revenue from these advertiser resellers could adversely affect our business.

These advertisers may in certain cases be subject to negotiated terms and conditions separate from those applied to online clients accepted and processed through our automated advertiser management platform. In some cases, the applicable contract terms may be the result of legacy or industry association documentation or simply customized advertising solutions for large advertiser resellers and agencies. In any case, as a consequence of such varying terms and conditions, we may be subject to claims or credit risks that we may otherwise mitigate more efficiently across our automated advertiser management platform.

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

We received approximately 55% and 54% of our revenue from our five largest customers for the year ended December 31, 2008 and for the six months ended June 30, 2009, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers (which includes Idearc discussed below) accounted for approximately 55% of our total revenues for the year ended December 31, 2008 and 54% for the six months ended June 30, 2009, respectively. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Idearc Media Corp. and R.H. Donnelley Corporation and its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 30, 2009 and May 28, 2009, respectively. With respect to Idearc, while a plan of reorganization has not yet been filed, according to Idearc, the purpose of the filing is to implement a debt restructuring with its banks and bondholders, and with respect to R.H. Donnelley, a joint plan of reorganization was filed on July 27, 2009 and the purpose of such plan is to implement a balance sheet restructuring and to reduce debt with lenders and bondholders. Throughout the restructuring process, each of Idearc and R.H. Donnelley expect to operate business as usual, to maintain substantial cash balances and to continue to generate positive cash flow. Idearc and R.H. Donnelley accounted for $2.4 million and $1.1 million of revenue, respectively, for the six months ended June 30, 2009. We did not recognize an aggregate of $1.6 million in revenue related to services delivered to Idearc and R.H. Donnelley in light of collectibility considerations for the six months ended June 30, 2009. Since payment timing remains uncertain and requires the confirmation of the plan of reorganization of each of Idearc and R.H. Donnelley by the respective Bankruptcy Court, we expect to recognize such revenue only upon cash collection and the extent of our future business relationships with Idearc and R.H. Donnelley is uncertain.

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

Our insurance policies may not provide coverage for liability arising out of activities of users of our services. In addition, our reliance on some content and information provided to us by our large advertiser resellers and agencies may expose us to liability not covered by our insurance policies. Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

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

If our business is unable to maintain and grow our base of advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Our business also in part depends on certain of our large advertiser resellers and agencies to grow their base of advertisers, as these advertisers become increasingly important to our business and our ability to attract additional distribution partners and opportunities. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertisers and large advertiser resellers and agencies may reduce or terminate this portion of their business with us. Any decline in the number of advertisers and distribution partners could adversely affect the value of our services.

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

Further, as of June 30, 2009, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 92% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the new internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the effectiveness of our controls over financial reporting. Our current and future compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

We recorded a substantial non-cash impairment charge for goodwill and intangible assets during the fourth quarter of 2008 as a result of the impact of current adverse economic environment including the deterioration in the equity and credit markets. We may be required to record future charge to earnings in our financial statements during the period in which any additional impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

The Name Development, Pike Street and AreaConnect asset acquisitions involved the acquisition of a large number of previously-owned Internet domain names. Furthermore, we have separately acquired and intend to continue to acquire in the future additional previously-owned Internet domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired Internet domain names under the Uniform Domain Name Dispute Resolution Policy administered by ICANN or actions under the U.S. Anti-Cybersquatting Consumer Protection Act. Additionally, we display paid listings on third party domain names and third party Web sites that are part of our distribution network, which also could subject us to a wide variety of civil claims including intellectual property ownership and infringement.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of Internet usage. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and in turn the market price of our securities. Additionally, the current deterioration in the economic conditions has resulted in many advertisers and resellers reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $3.00 to $26.14 per share through June 30, 2009. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of June 30, 2009, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers control 92% of the combined voting power of all outstanding shares of our capital stock primarily through their ownership of 100% of the outstanding shares of our Class A common stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2009, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
April 1, 2009 – April 30, 2009	245,978		$4.09	245,978	1,158,050
May 1, 2009 – May 31, 2009	—		—	—	1,158,050
June 1, 2009 – June 30, 2009	5,750	(2)	$0.01	—	1,158,050

Total Class B Common Shares	251,728		$4.00	245,978	1,158,050

(1)	In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock. The Company’s board of directors have authorized increases to the share repurchase program for the Company to repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	Includes 5,750 shares of restricted equity subject to vesting which were issued to a board member. The Company repurchased the shares which were not already vested upon such individual’s resignation from the board in June of 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 8, 2009, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Russell C. Horowitz (with shares representing 293,062,039 votes voting for and 243,947 votes withheld), Dennis Cline (with shares representing 292,073,719 votes voting for and 1,232,267 votes withheld), Anne Devereux (with shares representing 293,081,221 votes voting for and 224,765 votes withheld), Jonathan Fram (with shares representing 292,077,437 votes voting for and 1,228,549 withheld), Nicolas Hanauer (with shares representing 293,080,614 votes voting for and 225,372 withheld), John Keister (with shares representing 293,068,991 votes voting for and 236,995 votes withheld) and M. Wayne Wisehart (with shares representing 292,076,637 votes voting for and 1,229,349 withheld).

The stockholders also ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009 (with shares representing 292,243,054 votes voting for 1,052,311 votes against and 10,621 votes abstaining).

Item 6.	Exhibits

Exhibits:

*†10.28	Form of Retention Agreement Amendment.

*†10.29	Revised Form of Retention Agreement.

*†10.30	Form of Restricted Stock Agreement Amendment.

*†10.31	First Amendment to Executive Employment Agreement effective as of May 8, 2009, by and between Michael A. Arends and the Registrant.

*†10.32	Revised Form of Executive Restricted Stock Agreement.

*†10.33	Form of Director Restricted Stock Agreement.

†10.34	Amended and Restated Lease effective as of June 5, 2009, between 520 Pike Street, Inc. and the Registrant.

31(i)†	Certification of CEO pursuant to Rule 13a-14(a)/15(d)-14(a).
31(ii)†	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).
32.1††	Certification of CEO pursuant to Section 1350.
32.2††	Certification of CFO pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

August 7, 2009