Form 10-Q
period 2009-09-30
MARCHEX INC
filed 2009-11-09
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 6, 2009
Class A common stock, par value $.01 per share	10,869,216
Class B common stock, par value $.01 per share	25,189,993

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2008	2009
Assets

Current assets:
Cash and cash equivalents	$27,418,396	$33,022,528
Trade accounts receivable, net	21,734,291	13,109,558
Prepaid expenses and other current assets	2,642,607	2,044,173
Refundable taxes	3,042,288	5,316,130
Deferred tax assets	1,088,872	827,784

Total current assets	55,926,454	54,320,173
Property and equipment, net	5,615,396	4,121,338
Deferred tax assets	56,784,228	53,465,846
Intangible and other assets, net	6,665,562	4,864,186
Goodwill	35,475,782	35,447,024
Intangible assets from acquisitions, net	9,802,365	5,121,449

Total assets	$170,269,787	$157,340,016

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,351,123	$7,518,901
Accrued expenses and other current liabilities	6,331,709	4,737,757
Deferred revenue	2,255,906	2,077,872

Total current liabilities	20,938,738	14,334,530
Other non-current liabilities	23,297	3,427

Total liabilities	20,962,035	14,337,957

Stockholders’ equity:
Class A common stock	112,217	111,317
Class B common stock	286,736	256,022
Treasury stock	(15,392,921)	(1,933,733)
Additional paid-in capital	299,925,762	282,290,765
Accumulated deficit	(135,624,042)	(137,722,312)

Total stockholders’ equity	149,307,752	143,002,059

Total liabilities and stockholders’ equity	$170,269,787	$157,340,016

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenue	$111,563,744	$69,823,816	$37,157,530	$22,171,794

Expenses:
Service costs (1), (2)	51,745,487	34,934,455	15,443,871	12,048,245
Sales and marketing (1), (2)	23,330,681	14,485,213	8,462,898	3,213,946
Product development (1), (2)	13,189,709	10,969,807	4,750,136	3,369,290
General and administrative (1), (2)	15,190,526	12,055,096	5,156,542	3,997,361
Amortization of intangible assets from acquisitions (3)	10,879,203	4,680,879	3,165,566	1,211,328

Total operating expenses	114,335,606	77,125,450	36,979,013	23,840,170
Gain on sales and disposals of intangible assets, net	3,766,608	2,832,968	1,611,341	1,048,113

Income (loss) from operations	994,746	(4,468,666)	1,789,858	(620,263)
Other income (expense):
Interest income	599,374	41,686	149,592	13,016
Interest and line of credit expense	(62,490)	(72,202)	(28,259)	(26,709)
Other	879,740	13,091	877,885	50

Total other income (expense)	1,416,624	(17,425)	999,218	(13,643)

Income (loss) before provision for income taxes	2,411,370	(4,486,091)	2,789,076	(633,906)
Income tax expense (benefit)	1,824,396	(2,387,821)	1,431,120	(1,376,830)

Net income (loss)	586,974	(2,098,270)	1,357,956	742,924
Convertible preferred stock dividends and discount on preferred stock redemption, net	(32,657)	—	11,928	—

Net income (loss) applicable to common stockholders	$619,631	$(2,098,270)	$1,346,028	$742,924

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders	$0.01	$(0.07)	$0.04	$0.02
Dividends paid per share	$0.06	$0.06	$0.02	$0.02
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	10,965,238	10,889,326	10,959,216	10,869,216
Class B	25,860,205	22,971,777	25,207,357	22,724,209
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	10,965,238	10,889,326	10,959,216	10,869,216
Class B	37,484,212	33,861,103	36,852,998	33,930,390

(1) Excludes amortization of intangible assets from acquisitions
(2) Includes stock-based compensation as follows:
Service costs	$414,222	$317,561	$188,564	$120,505
Sales and marketing	1,443,728	1,222,037	587,014	239,528
Product development	1,360,011	478,925	553,013	180,493
General and administrative	5,766,743	5,298,047	1,919,405	1,785,936

Total	$8,984,704	$7,316,570	$3,247,996	$2,326,462

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$9,528,725	$4,636,435	$2,970,010	$1,211,328
Sales and marketing	1,116,667	—	162,223	—
General and administrative	233,811	44,444	33,333	—

Total	$10,879,203	$4,680,879	$3,165,566	$1,211,328

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$586,974	$(2,098,270)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	18,446,956	9,404,409
Facility relocation costs	2,918	—
Gain on sales of fixed assets, net	(2,874)	(615)
Gain on sales and disposals of intangible assets, net	(3,766,608)	(2,832,968)
Allowance for doubtful accounts and merchant advertiser credits	2,520,978	563,729
Stock-based compensation	8,984,704	7,316,570
Deferred income taxes	(1,137,897)	3,579,470
Excess tax benefit related to stock options	(60,263)	(68,827)
Change in certain assets and liabilities, net of acquisition:
Trade accounts receivable, net	(3,769,358)	8,061,003
Refundable taxes	(1,739,002)	(4,145,758)
Prepaid expenses, other current assets and restricted cash	(2,405,503)	399,030
Accounts payable	(372,277)	(4,811,731)
Accrued expenses and other current liabilities	2,677,238	(1,601,431)
Deferred revenue	(586,418)	(178,838)
Other non current liabilities	(19,476)	(13,164)

Net cash provided by operating activities	19,360,092	13,572,609
Cash flows from investing activities:
Purchases of property and equipment	(2,685,493)	(1,391,536)
Cash paid for acquisitions	(127,522)	—
Proceeds from sales of property and equipment	38,043	615
Proceeds from sales of intangible assets	3,918,889	2,925,677
Purchases of intangibles and changes in other non-current assets	(200,245)	18,577

Net cash provided by investing activities	943,672	1,553,333
Cash flows from financing activities:
Deferred financing costs paid	(89,955)	—
Capital lease obligation principal payments	(35,173)	(30,730)
Excess tax benefit related to stock options	60,263	68,827
Preferred stock dividends	(43,314)	—
Repurchase of redeemable preferred stock	(408,964)	—
Common stock dividend payments	(2,417,063)	(2,180,971)
Repurchase of Class B common stock	(25,719,732)	(7,501,226)
Proceeds from exercises of stock options	949,055	89,906
Proceeds from employee stock purchase plan	33,340	32,384

Net cash used in financing activities	(27,671,543)	(9,521,810)

Net increase (decrease) in cash and cash equivalents	(7,367,779)	5,604,132
Cash and cash equivalents at beginning of period	36,456,307	27,418,396

Cash and cash equivalents at end of period	$29,088,528	$33,022,528

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2008 and September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2009.

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

There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC, except for the adoption of FASB ASC 105 (previously SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), FASB ASC 855 (previously SFAS No. 165, Subsequent Events), FASB ASC 820 (previously FSP SFAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments), FASB ASC 260 (previously FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ), and FASB ASC 350 (previously FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets ), as further discussed below.

Recently Issued Accounting Pronouncements

Effective July 1, 2009, the Company adopted the requirements of FASB ASC 105 (previously SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the ASC as the source of authoritative GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The adoption of the ASC was not intended to change or alter existing GAAP and therefore did not have a significant impact on the Company’s consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Effective April 1, 2009, the Company adopted the requirements of FASB ASC 855 (previously SFAS No. 165, Subsequent Events) for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

Effective April 1, 2009, the Company adopted the disclosure requirements of FASB ASC 820 (previously FSP SFAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments). The adoption of FASB ASC 820 did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted the requirements of FASB ASC 260 (previously FASB Staff Position (“FSP”) EITF 03-6-1), which addresses whether instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting and would need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the two-class method required, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. This adoption required all prior-period earnings per share data to be adjusted retrospectively. The adoption of FASB ASC 260 reduced the basic and fully diluted net income per common share for the nine months ended September 30, 2008 to $0.01 from $0.02.

Effective January 1, 2009, the Company adopted the requirements of FASB ASC 350 (previously FSP SFAS 142-3) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FASB ASC 350 also adds additional disclosures to be included in the footnotes to the financial statements. The adoption of FASB ASC 350 did not have a material impact on the Company’s financial statements.

FASB ASC 805 (previously SFAS No. 141R, Business Combinations and FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill. The pronouncement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 is effective for the Company beginning on January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FASB ASC 805 may have a material impact on the Company’s financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction.

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820 (previously Statement of Financial Accounting Standards SFAS No. 157, Fair Value Measurements) and the remaining provisions have been adopted by the Company at the beginning of fiscal year 2009 (previously FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of these required provisions did not result in a material impact to the Company’s financial statements.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
Proprietary Traffic Sources	$50,986,358	$24,553,228	$19,719,923	$6,272,463
Partner and Other Revenue Sources	60,577,386	45,270,588	17,437,607	15,899,331

Total Revenue	$111,563,744	$69,823,816	$37,157,530	$22,171,794

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

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, pay-for-call and other targeted Web-based content. The Company generates revenue upon delivery of

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

qualified and reported click-throughs or phone calls to the Company’s advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their online user traffic. Other revenues include the Company’s call-tracking services, bid management services, natural search optimization services and outsourced search marketing platforms.

(3) Stock-based Compensation Plans

Under FASB ASC 718 (previously SFAS 123R, Share-Based Payment), the Company recognizes stock-based compensation expense using the straight-line method for all stock awards issued after January 1, 2006.

The per share fair value of stock options granted during the three and nine months ended September 30, 2008 and 2009 was determined on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
Expected life (in years)	4.0	3.6	4.0	3.5
Risk-free interest rate	2.34%	1.58%	2.63%	1.88%
Expected volatility	54%	64%	53%	66%
Expected dividend yield	0.6%	1.1%	0.6%	1.1%

880,000 of the stock options granted during the three and nine months ended September 30, 2009 vest over two years.

Stock option activity during the nine months ended September 30, 2009 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2008	4,517,154	$12.21	6.79	$1,065,144
Options granted	1,310,200	4.33
Options exercised	(36,600)	2.23
Options canceled	(460,987)	10.95
Options forfeited	(684,239)	14.00

Balance at September 30, 2009	4,645,528	$9.92	5.64	$1,340,171

Restricted stock activity during the nine months ended September 30, 2009 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2008	2,348,968	$12.55
Granted	983,850	3.67
Vested	(827,578)	11.96
Forfeited	(160,736)	7.92

Unvested balance at September 30, 2009	2,344,504	$9.35

The following table summarizes stock-based compensation expense related to all stock-based awards under FASB ASC 718 during the three and nine months ended September 30, 2008 and 2009:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
Total stock-based compensation included in net income (loss)	$8,985,000	$7,317,000	$3,248,000	$2,326,000
Income tax (expense) benefit related to stock-based compensation included in net income (loss)	$2,415,000	$2,163,000	$901,000	$670,000

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In August 2009, vesting of approximately 118,000 restricted shares were fully accelerated in connection with separation agreements.

(4) Net Income (Loss) Per Share

We compute net income (loss) per share of Class A and Class B common stock using the two class method. Under the provisions of the two class method, basic net income (loss) per share is computed by dividing net income (loss) applicable to participating securities by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to participating securities by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net income (loss) per share of Class B common stock assumes the conversion of Class A common stock to Class B common stock, while the diluted net income (loss) per share of Class A common stock does not assume the conversion of those shares.

In accordance with the two class method, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the unvested restricted shares as if the earnings for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on our common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be and have been paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in our net assets in the event of liquidation, we have allocated undistributed earnings (losses) on a proportionate basis. Additionally, the Company has paid dividends equally to both classes of common stock and the unvested restricted shares since it initiated a quarterly cash dividend in November 2006.

The provisions of FASB ASC 260 (previously FSP EITF 03-6-1) became effective for the Company on January 1, 2009, under this method instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting. As such, the Company’s restricted stock awards are considered participating securities for purposes of calculating earnings per share. Under the two class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock.

The following table calculates net income (loss) to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended:

	Nine Months September 30, 2008		Nine Months September 30, 2009
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$120,685	$284,621	$(718,848)	$(1,516,459)
Convertible preferred stock dividends	(12,010)	(28,323)	—	—
Discount on redemption of preferred stock, net	21,734	51,256	—	—

Net income (loss) applicable to common stockholders	$130,409	$307,554	$(718,848)	$(1,516,459)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,965,238	25,860,205	10,889,326	22,971,777

Basic net income (loss) per share applicable to common stockholders	$0.01	$0.01	$(0.07)	$(0.07)

	Three Months September 30, 2008		Three Months September 30, 2009
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$395,365	$909,382	$225,304	$471,043
Convertible preferred stock dividends	(3,614)	(8,314)	—	—

Net income applicable to common stockholders	$391,751	$901,068	$225,304	$471,043

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	10,959,216	25,207,357	10,869,216	22,724,209

Basic net income per share applicable to common stockholders	$0.04	$0.04	$0.02	$0.02

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table calculates net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended:

	Nine Months September 30, 2008		Nine Months September 30, 2009
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$120,685	$284,621	$(718,848)	$(1,516,459)
Convertible preferred stock dividends	(12,010)	(28,323)	—	—
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	108,675	—	(718,848)

Net income (loss) applicable to common stockholders	$108,675	$364,973	$(718,848)	$(2,235,307)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,965,238	25,860,205	10,889,326	22,971,777
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	650,358	—	—

Weighted average number of shares from assumed conversion of preferred stock redeemed	—	8,411	—	—
Conversion of Class A to Class B common shares outstanding	—	10,965,238	—	10,889,326

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,965,238	37,484,212	10,889,326	33,861,103

Diluted net income (loss) per share applicable to common stockholders	$0.01	$0.01	$(0.07)	$(0.07)

	Three Months September 30, 2008		Three Months September 30, 2009
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$395,365	$909,382	$225,304	$471,043
Convertible preferred stock dividends	(3,614)	(8,314)	—	—
Reallocation of net income for Class A shares as a result of conversion of Class A to Class B shares	—	391,751	—	225,304

Net income applicable to common stockholders	$391,751	$1,292,819	$225,304	$696,347

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	10,959,216	25,207,357	10,869,216	22,724,209

Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	686,425	—	336,965
Conversion of Class A to Class B common shares outstanding	—	10,959,216	—	10,869,216

Weighted average number of shares outstanding used to calculate diluted net income per share	10,959,216	36,852,998	10,869,216	33,930,390

Diluted net income per share applicable to common stockholders	$0.04	$0.04	$0.02	$0.02

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the three and nine months ended September 30, 2008, respectively, the net income applicable to common stockholders used in computing basic net income per share applicable to common stockholders included the preferred stock dividends and the discount on the redemption of 0 and 2,008 shares of the Company’s 4.75% convertible exchangeable preferred stock of approximately $0 and $73,000. The diluted net income applicable to common stockholders excluded the discount on the preferred stock redemption and any convertible stock dividends paid during the period on the redeemed shares. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $206.72 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $409,000 for the nine months ended September 30, 2008. The weighted average number of shares used to calculate the diluted net income per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•

For the three and nine months ended September 30, 2008 and 2009, respectively, 53,285 shares and 0 shares issuable upon conversion of the 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering.

•

For the three months ended September 30, 2008, outstanding options to acquire 4,414,726 shares of Class B common stock with a weighted average exercise price of $13.65 per share. For the nine months ended September 30, 2008, outstanding options to acquire 4,534,243 shares of Class B common stock with a weighted average exercise price of $13.74 per share. For the three months ended September 30, 2009, outstanding options to acquire 4,007,959 shares of Class B common stock with a weighted average exercise price of $11.18 per share. For the nine months ended September 30, 2009, outstanding options to acquire 4,645,528 shares of Class B common stock with a weighted average exercise price of $9.92 per share.

•

For the three and nine months ended September 30, 2008, 17,354 shares of unvested Class B restricted common shares at September 30, 2008 issued to employees and in connection with acquisitions. For the three and nine months ended September 30, 2009, 2,344,504 shares of unvested Class B restricted common shares at September 30, 2009 issued to employees and in connection with acquisitions. Unvested shares were excluded from the denominator of the computation of basic net loss per share.

•	For the nine months ended September 30, 2008, warrants to acquire 6,500 shares of Class B common stock at an exercise price of $8.45 per share.

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

There were no distribution partners representing more than 10% of consolidated revenue for the three and nine months ended September 30, 2008 and 2009.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The advertisers representing more than 10% of consolidated revenue are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
Advertiser A	12%	11%	*	12%
Advertiser B	13%	20%	13%	20%
Advertiser C	11%	*	13%	*
Advertiser D	12%	11%	16%	12%

*	Less than 10% of revenue.

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2008	At September 30, 2009
Advertiser A	*	13%
Advertiser B	22%	37%
Advertiser C	11%	*
Advertiser D	17%	*

*	Less than 10% of accounts receivable.

(6) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For all periods presented the Company operated as a single segment, principally in domestic markets providing Internet advertiser transaction services to enterprises.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various activities involving the Internet.

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
United States	97%	99%	97%	99%
Canada	1%	less than 1%	2%	less than 1%
Other countries	2%	less than 1%	1%	less than 1%

	100%	100%	100%	100%

(7) Property and Equipment

Property and equipment consisted of the following:

	December 31, 2008	September 30, 2009
Computer and other related equipment	$8,501,740	$9,403,078
Purchased and internally developed software	6,168,087	6,612,607
Furniture and fixtures	498,530	503,534
Leasehold improvements	305,073	305,073

	15,473,430	16,824,292
Less: accumulated depreciation and amortization	(9,858,034)	(12,702,954)

Property and equipment, net	$5,615,396	$4,121,338

        The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Depreciation and amortization expense, incurred by the Company, related to property and equipment was approximately $1.1 million and $868,000 for the three months ended September 30, 2008 and 2009, respectively, and $3.3 million and $2.9 million for the nine months ended September 30, 2008 and 2009, respectively.

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

In June 2009, the Company entered into a lease agreement for office facilities in Seattle, Washington which commences in the fourth quarter of 2009 and expires on March 31, 2018. Future minimum payments related to these new facilities are approximately as follows: $97,000 in 2009, $700,000 in 2010, $1.2 million in 2011, $1.4 million in 2012, $1.5 million in 2013, $1.6 million in each of 2014 and 2015, and a total of $3.8 million from 2016 to 2018.

Future minimum payments are approximately as follows:

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
Remainder of 2009	9,523	498,807	475,252	983,582
2010	7,695	985,929	938,434	1,932,058
2011	—	1,200,206	279,528	1,479,734
2012	—	1,350,833	37,014	1,387,847
2013	—	1,521,260	—	1,521,260
2014 and after		6,986,504		6,986,504

Total minimum payments	$17,218	$12,543,539	$1,730,228	$14,290,985

Less: amounts representing interest	(2,806)

Present value of lease obligation	14,412
Less current portion	(14,136)

Long-term portion	$276

Rent expense incurred by the Company was approximately $399,000 and $410,000 for the three months ended September 30, 2008 and 2009, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2008 and 2009, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement matures and all outstanding borrowings are due in April 2011. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and there is an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. As of September 30, 2009, the Company had $30 million of availability under the Credit Agreement.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(b) Taxes

From time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and its tax filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues for uncertain tax positions. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements. The Company will continue to evaluate its unresolved uncertain tax positions as of each balance sheet date to ensure appropriate accounting treatment.

During the three months ended September 30, 2009 the Company completed an analysis and recorded an adjustment totaling $1.3 million to reflect updated filings for research and experimentation tax credits for the periods 2005 through September 30, 2009. The Company’s effective tax rate for the three months and nine months ended September 30, 2009 was a benefit of 217% and 53%, respectively.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2003 are within the statue of limitations and remain subject to examination.

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationships	$11,340,000	$(10,462,278)	$877,722
Distribution partner relationships	$3,100,000	$(3,100,000)	—
Non-compete agreements	$10,360,000	$(10,150,083)	$209,917
Trademarks/domains	$42,570,556	$(35,342,994)	$7,227,562
Acquired technology	$16,900,000	$(15,412,836)	$1,487,164

	$84,270,556	$(74,468,191)	$9,802,365

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationships	$11,340,000	$(11,340,000)	$—
Distribution partner relationships	$3,100,000	$(3,100,000)	—
Non-compete agreements	$10,360,000	$(10,360,000)	—
Trademarks/domains	$42,461,250	$(37,822,203)	$4,639,047
Acquired technology	$16,900,000	$(16,417,598)	$482,402

	$84,161,250	$(79,039,801)	$5,121,449

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company for the three months ended September 30, 2008 and 2009 was approximately $3.2 million and $1.2 million, respectively, and for the nine months ended September 30, 2008 and 2009 was approximately $10.9 million and $4.7 million, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $807,000 for the remainder of 2009, $2.6 million in 2010, $1.2 million in 2011, $476,000 in 2012, and $0 in 2013 and thereafter.

(12) Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

Balance as of December 31, 2008	$35,475,782
Other	28,758

Balance as of September 30, 2009	$35,447,024

        Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset is more likely than not impaired. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the nine months ended September 30, 2009, the Company’s stock price approached or dropped below the then book value per share. If the Company’s stock price were to trade below book value per share for an extended period of time and/or the Company experiences adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of its goodwill.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2008	September 30, 2009
Internet domain names	$16,146,804	$15,901,121
Less accumulated amortization	(10,649,766)	(12,039,383)

Internet domain names, net	5,497,038	3,861,738
Other assets:
Restricted cash	20,000	—
Registration fees, net	865,361	678,147
Other	283,163	324,301

Total intangibles and other assets, net	$6,665,562	$4,864,186

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and nine months ended September 30, 2009 to renew or extend the term for domain names was $185,000 and $713,000, respectively. The weighted average renewal period for registration fees as of September 30, 2009 was approximately one year.

Amortization expense for internet domain names for the three months ended September 30, 2008 and 2009, was approximately $933,000 and $508,000, respectively, and for the nine months ended September 30, 2008 and 2009, was approximately $3.1 million and $1.6 million, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $490,000 for the remainder of 2009, $1.6 million in 2010, $1.1 million in 2011, $427,000 in 2012, and $218,000 in 2013 and thereafter.

(14) Common Stock

In July 2009, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on the Company’s Class A common stock and Class B common stock which was paid on August 17, 2009 to the holders of record as of the close of business on August 7, 2009. The aggregate quarterly dividend paid was approximately $724,000.

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

During the nine months ended September 30, 2009, the Company repurchased 2.1 million shares of Class B common stock for approximately $7.5 million at an average stock price of $3.65 per share. The 2.1 million shares have been recorded as treasury stock in the condensed consolidated balance sheet as of September 30, 2009.

During the nine months ended September 30, 2009, the Company’s board of directors approved the retirement of approximately 4.2 million shares of treasury stock. The excess of purchase price over par value of $21.0 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15) Subsequent Events

        In October 2009, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on November 16, 2009 to the holders of record as of the close of business on November 6, 2009. The Company expects to pay approximately $718,000 for these quarterly dividends.

        The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 9, 2009, the day the financial statements were issued.

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

•

Feed Management Services. We use our proprietary technology to crawl and extract relevant product content from advertisers’ databases and Web sites to create automated and highly-targeted product and service listings, which we deliver into a network of search and shopping engines. When an advertiser’s Web site is crawled by a search engine (usually every 7 to 14 days), many product and service listings can be excluded or quickly become outdated due to the nature of most advertisers’ product databases, which contain complex structures and are dynamically updated. Because we have feed relationships with our distribution partners, we are able to deliver our advertiser’s product listings directly into our partners’ distribution and provide updated content in frequent intervals. This is a significant benefit for our advertisers as it maximizes the number of selling opportunities and for our distribution partners as it increases the accuracy and relevance of their search results. Advertisers generally pay us a fixed price for each click they receive on an advertisement or listing included in the feed. We have been advised by Yahoo! that it plans on discontinuing its feed management service relationship with us effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, we anticipate ending our feed management service offering to advertisers on that date. We generated $5.2 million in revenues from this service for the nine months ended September 30, 2009 and we anticipate our results for the fourth quarter of 2009 to be somewhat impacted by advertisers reducing their utilization of our feed management service in advance of year end. The impact on our financial statements attributable to our ending this service will be lessened by the relatively low operating margin attributable to this service given our revenue share arrangement with Yahoo! with respect thereto.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2008 and 2009.

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

Performance-Based Advertising Services

In providing pay-per-click and pay-for-call advertising services, we generate revenue upon our delivery of qualified and reported click-throughs or phone calls to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each click-through or phone call, which occurs when an online user clicks or makes a phone call on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, our portfolio of owned Web sites and other targeted Web-based content. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to a advertiser Web site and completes the specified action, or such as when a phone number is provisioned or a call is placed.

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

Outsourced Search Marketing Platforms

We generate revenue from super-aggregator partners and publishers utilizing our Web-based technologies. We are paid a management or agency fee based on the total amount of the purchase made by the advertiser. The partners or publishers engage the advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. In these instances we recognize revenue for these fees under the net revenue recognition method.

Industry and Market Factors

We enter into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount per click-through or action on these listings. The level of click-throughs or actions contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter-to-quarter and year-to-year, sometimes significantly. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to grow will be impacted by our ability to increase our distribution, which impacts the number of Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert clicks from these Internet users into completed transactions, such as a purchase or sign up. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services.

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

User Acquisition Costs

For the periods presented the largest component of our service costs consists of user acquisition costs that relate primarily to payments made to distribution partners for access to their online, mobile and offline user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their Web sites, indexes and user bases. The primary payment structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue.

These variable payments are often subject to minimum payment amounts per click-through or action. Other payment structures that we may use to a lesser degree include:

•	fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid click-throughs; and

•	a combination arrangement with both fixed and variable amounts that may be paid in advance.

        We expense user acquisition costs based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments with minimum guaranteed amounts of usage are expensed as the greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share. Agreements with variable payments based on a percentage of revenue, number of paid actions or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

Product development costs are expensed as incurred or capitalized into property and equipment in accordance with FASB ASC 350 (previously the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). This statement requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

General and Administrative

General and administrative expenses consist primarily of:

•	payroll and related expenses for executive and administrative personnel;

•	professional services, including accounting, legal and insurance;

•	bad debt provisions;

•	facilities costs;

•	other general corporate expenses; and

•	stock-based compensation of related personnel.

Stock-Based Compensation

We follow FASB ASC 718 (previously Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment) and account for stock-based compensation under the fair value method. As a result, stock-based compensation consists of the following:

•	all share-based compensation arrangements granted after January 1, 2006 (adoption date of FASB ASC 718) and for any such arrangements that are modified, cancelled, or repurchased after that date; and

•	the portion of previous share-based awards for which the requisite service was not rendered as of January 1, 2006.

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

As of September 30, 2009, we have net deferred tax assets of $54.3 million, relating to the impairment of goodwill, amortization of intangibles assets, net operating loss carryforwards and certain other temporary differences. As of September 30, 2009, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realizable and accordingly, have recorded a valuation allowance of $5.1 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of September 30, 2009, an adjustment to the net deferred tax assets would impact our statement of operations or stockholders’ equity in the period such determination was made.

As of September 30, 2009, we had federal net operating loss (NOL) carryforwards of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of September 30, 2009, we had certain tax effected state NOL carryforwards of approximately $3.4 million. We do not have a history of taxable income in the relevant state and the state NOL carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state NOL carryforwards as of September 30, 2009.

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2008 and 2009 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenue	100.0%	100.0%	100.0%	100.0%

Expenses:
Service costs	46.4%	50.0%	41.6%	54.3%
Sales and marketing	20.9%	20.7%	22.8%	14.5%
Product development	11.8%	15.7%	12.8%	15.2%
General and administrative	13.6%	17.3%	13.9%	18.0%
Amortization of intangible assets from acquisitions	9.8%	6.7%	8.5%	5.5%

Total operating expenses	102.5%	110.4%	99.6%	107.5%

Gain on sales and disposals of intangible assets, net	3.4%	4.1%	4.3%	4.7%

Income (loss) from operations	0.9%	-6.3%	4.7%	-2.8%

Other income (expense):
Interest income	0.5%	0.1%	0.4%	0.1%
Interest expense	-0.1%	-0.1%	-0.1%	-0.1%
Other	0.8%	0.0%	2.4%	0.0%

Total other income	1.2%	0.0%	2.7%	0.0%

Income (loss) before provision for income taxes	2.1%	-6.3%	7.4%	-2.8%

Income tax benefit (expense)	1.6%	-3.4%	3.9%	-6.2%

Net income (loss)	0.5%	-2.9%	3.5%	3.4%

Convertible preferred stock dividend and conversion payment	0.0%	0.0%	0.0%	0.0%

Net income (loss) applicable to common stockholders	0.5%	-2.9%	3.5%	3.4%

Comparison of the Three months ended September 30, 2008 to the Three months ended September 30, 2009 and of the Nine months ended September 30, 2008 to the Nine months ended September 30, 2009

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
Proprietary Traffic Sources	$50,986,358	$24,553,228	$19,719,923	$6,272,463
Partner and Other Revenue Sources	60,577,386	45,270,588	17,437,607	15,899,331

Total Revenue	$111,563,744	$69,823,816	$37,157,530	$22,171,794

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

Revenue decreased 40%, from $37.2 million for the three months ended September 30, 2008 to $22.2 million in the same period in 2009. The decrease in partner network and other revenues was primarily attributable to a more than $2.4 million decrease in pay-per-click revenues due in part to approximately 3,000 fewer advertisers spending on our partner network and lower advertiser spend budgets. Additionally there was a $600,000 decrease attributable to less traffic volume from domain name owners who are distribution partners utilizing our third-party content platform including a net decline of less than 5 distribution partners comparing the three months ended September 30, 2009 to the same period in 2008. These decreases were partially offset by our adding more than $1.4 million in revenue from our local online and call-based advertising platforms during this period which were primarily attributable to an increase in the revenues we generated from advertisers and advertiser resellers related to our local online and call-based advertising services. Proprietary traffic revenue decreased primarily due to lower revenues for cost-per-actions from resellers such as AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., WhitePages, Inc., Vantage Media, LLC and Intelius, Inc., particularly related to our local search and directory Web sites.

Revenue decreased 37%, from $111.6 million for the nine months ended September 30, 2008 to $69.8 million in the same period in 2009. The decrease in partner network and other revenues was primarily attributable to a more than $13 million decrease in pay-per-click revenues due in part to more than 5,000 fewer advertisers spending on our partner network and lower advertiser spend budgets. Additionally there was a $5.3 million decrease attributable to less traffic volume from domain name owners who are distribution partners utilizing our third-party content platform including a net decline of less than 5 distribution partners comparing the nine months ended September 30, 2009 to the same period in 2008. These decreases were partially offset by our adding more than $3.3 million in revenue from our local online and call-based advertising platforms which were primarily attributable to an increase in the revenues we generated from advertisers and advertiser resellers related to our local online and call-based advertising services.

Proprietary traffic revenue decreased primarily due to $6.0 million lower revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo! The remainder of such decrease was largely due to lower revenues for cost-per-actions from resellers such as AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., WhitePages, Inc., Vantage Media, LLC and Intelius, Inc., particularly related to our local search and directory Web sites. The nine months ended September 30, 2009 were also impacted by $1.6 million of revenue we did not recognize for services, in part because of limited collectability assurance from certain advertiser resellers, including due to the recent bankruptcy filings of Idearc Media Corp. and R.H. Donnelley Corporation. We expect to recognize these amounts, if any, upon cash collection.

Under our arrangement with AT&T, we generate revenues from our local online advertising platform to sell search marketing packages and or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid accounts fees and also agency fees for our services in the form of a percentage of the cost of every click or call delivered to their advertisers. AT&T and Yahoo! for the nine months ended September 30, 2008 accounted for 13% and 12%, respectively, of our total revenues compared to 20% and 11%, respectively, for the nine months ended September 30, 2009. As noted above, revenues from Intelius and Idearc are primarily related to our local search and directory Web sites and revenues decreased from $13.6 million and $12.5 million, respectively, for the nine months ended September 30, 2008, to $7.9 million and $2.6 million for the nine months ended September 30, 2009, respectively. Our arrangement with Intelius expires at the end of 2009 and there are no assurances we will be able to renew or extend the arrangement. We expect revenues to decrease from domain name owners who are distribution partners utilizing our third-party content platform as we have reduced the development and sales resources focused on those services. Unless economic conditions deteriorate further, in the near term we expect advertisers and resellers to have relatively stable advertising and marketing service budgets compared to the three and nine months ended September 30, 2009.

We have been advised by Yahoo! that it plans on discontinuing its feed management service relationship with us effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, we anticipate ending our feed management service offering to advertisers on that date. We generated $5.2 million in revenues from this service for the nine months ended September 30, 2009 and we anticipate our results for the fourth quarter of 2009 to be somewhat impacted by advertisers reducing their utilization of our feed management service in advance of year end. The impact on our financial statements attributable to our ending this service will be lessened by the relatively low operating margin attributable to this service given our revenue share arrangement with Yahoo! with respect thereto.

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

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of click-throughs and calls we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per click-through or call. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets, including due to the economic uncertainty resulting from recent disruptions in global financial markets.

Expenses

Expenses were as follows:

	Nine months ended September 30,				Three months ended September 30,
	2008	% of revenue	2009	% of revenue	2008	% of revenue	2009	% of revenue
Service costs	$51,745,487	46%	$34,934,455	50%	$15,443,871	42%	$12,048,245	54%
Sales and marketing	23,330,681	21%	14,485,213	21%	8,462,898	23%	3,213,946	15%
Product development	13,189,709	12%	10,969,807	16%	4,750,136	13%	3,369,290	15%
General and administrative	15,190,526	14%	12,055,096	17%	5,156,542	14%	3,997,361	18%
Amortization of intangible assets from acquisitions	10,879,203	10%	4,680,879	7%	3,165,566	9%	1,211,328	5%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
Service costs	$414,222	$317,561	$188,564	$120,505
Sales and marketing	1,443,728	1,222,037	587,014	239,528
Product development	1,360,011	478,925	553,013	180,493
General and administrative	5,766,743	5,298,047	1,919,405	1,785,936

Total stock-based compensation	$8,984,704	$7,316,570	$3,247,996	$2,326,462

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 22% from $15.4 million in the three months ended September 30, 2008 to $12.0 million in the same period in 2009. The decrease was primarily attributable to a decrease in distribution partner payments of $2.5 million and a decrease in royalty costs, Internet domain amortization, personnel costs, stock compensation, credit card processing fees and other costs of $980,000 partially offset by increases in fees paid to outside service providers, depreciation and amortization, and other costs of $120,000.

Service costs represented 42% of revenue in the three months ended September 30, 2008 as compared to 54% in 2009. The 2009 increase as a percentage of revenue in service costs as compared to 2008 was primarily a result of an increase in the proportion of revenue attributable to our partner and other revenue sources for which there are related distribution partner payments as compared to our proprietary traffic revenue. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage.

Service costs decreased 32% from $51.7 million in the nine months ended September 30, 2008 to $34.9 million in the same period in 2009. The decrease was primarily attributable to a decrease in distribution partner payments of $14.0 million and a decrease in royalty costs, Internet domain amortization, personnel costs, stock compensation and credit card processing fees of $3.4 million partially offset by increases in fees paid to outside service providers, depreciation and amortization, and other costs of $660,000.

Service costs represented 46% of revenue in the nine months ended September 30, 2008 as compared to 50% in 2009. The 2009 increase as a percentage of revenue in service costs as compared to 2008 was primarily a result of an increase in the proportion of revenue attributable to our partner and other revenue sources for which there are related distribution partner payments as compared to our proprietary traffic revenue. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-per-click services or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary traffic sources have no corresponding distribution partner payments. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that in the longer term service costs will increase in absolute dollars as a result costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses decreased 62%, from $8.5 million for the three months ended September 30, 2008 to $3.2 million in the same period in 2009. As a percentage of revenue, sales and marketing expenses were 23% and 15% for the three months ended September 30, 2008 and 2009, respectively. The net decrease in dollars was related primarily to a decrease in online and outside marketing activities. Although online and outside marketing activities have been lower, we expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives and therefore such expenses may be higher in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Sales and marketing expenses decreased 38%, from $23.3 million for the nine months ended September 30, 2008 to $14.5 million in the same period in 2009. As a percentage of revenue, sales and marketing expenses were 21% for the nine months ended September 30, 2008 and 2009.

Product Development. Product development expenses decreased 29%, from $4.8 million for the three months ended September 30, 2008 to $3.4 million in the same period in 2009. The decrease in dollars was primarily due to a decrease in fees paid to outside service providers, stock compensation, personnel costs and depreciation of $1.3 million. As a percentage of revenue, product development expenses were 13% and 15% for the three months ended September 30, 2008 and 2009, respectively. The 2009 increase as a percentage of revenue in product development expense as compared to 2008 was primarily a result of an increase in the proportion of personnel costs relative to revenue. In the near term, we do not expect significant changes to our product development expenditures. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

Product development expenses decreased 17%, from $13.2 million in the nine months ended September 30, 2008 to $11.0 million in the same period in 2009. As a percentage of revenue, product development expenses were 12% and 16% for the nine months ended September 30, 2008 and 2009, respectively. The decrease in dollars was primarily due to a decrease in fees paid to outside service providers, personnel costs, stock compensation and other costs of $2.4 million, offset by an increase in depreciation and facility costs of $110,000.

General and Administrative. General and administrative expenses decreased 22%, from $5.2 million in the three months ended September 30, 2008 to $4.0 million in the same period in 2009. The decrease in dollars was primarily due to a decrease in personnel costs, fees paid to outside service providers, facility costs, stock compensation, bad debt, depreciation and other costs of $1.1 million. As a percentage of revenue, general and administrative expenses were 14% and 18% for the three months ended September 30, 2008 and 2009, respectively. We do not expect significant changes to our general and administrative expenses in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

General and administrative expenses decreased 21%, from $15.2 million in the nine months ended September 30, 2008 to $12.1 million in the same period in 2009. The decrease in dollars was primarily due to a decrease in personnel costs, fees paid to outside service providers, facility costs, stock compensation, bad debt, depreciation and other costs of $3.1 million. As a percentage of revenue, general and administrative expenses were 14% and 17% for the nine months ended September 30, 2008 and 2009, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 62%, from $3.2 million in the three months ended September 30, 2008 to $1.2 million in the same period in 2009. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2008 and 2009. During the three months ended September 30, 2009, the amortization of intangibles related to service costs.

Intangible amortization expense decreased 57%, from $10.9 million in the nine months ended September 30, 2008 to $4.7 million in the same period in 2009. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2008 and 2009. During the nine months ended September 30, 2009, the components of amortization of intangibles were service costs of $4.6 million and general and administrative of $44,000.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $84.2 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the nine months ended September 30, 2009, our stock price approached or dropped below the then book value per share. If the our stock price were to trade below book value per share for an extended period of time and/or we experienced continued downward trends in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may need to recognize an impairment of all or some portion of our goodwill and other intangible assets.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $1.6 million and $3.8 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.0 million and $2.8 million for the three and nine months ended September 30, 2009, respectively, and was primarily attributable to the sales and disposals of Internet domain names and other intangible assets.

Other Income, net. Other income, net was $1.0 million in the three months ended September 30, 2008 compared to ($14,000) in the same period in 2009. Other income, net was $1.4 million in the nine months ended September 30, 2008 compared to ($17,000) in the same period in 2009. The decrease in other income, net during the three and nine months ended September 30, 2009 was primarily due to $877,000 of non-recurring income being recorded during the three and nine months ended September 30, 2008 related to service fees on inactive customer accounts and cash received related to a litigation settlement, in addition to lower interest income as a result of the lower average cash balances, resulting from the Class B common stock repurchases, and lower interest rates.

Income Taxes. The income tax expense in the three months ended September 30, 2008 was $1.4 million as compared to an income tax benefit of $1.4 million in the same period in 2009. In the nine months ended September 30, 2008, income tax expense was $1.8 million compared to an income tax benefit of $2.4 million in the same period in 2009. During the three months ended September 30, 2009 we completed an analysis and recorded an adjustment totaling $1.3 million to reflect updated filings for research and experimentation tax credits for the periods 2005 through September 30, 2009. Our effective tax rate for the three months and nine months ended September 30, 2009 was a benefit of 217% and 53%, respectively. In addition, our effective tax rate for these periods differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method and other amounts.

The effective tax rate of 51% and 76% in the three and nine months ended September 30, 2008 differed from the expected tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method and other amounts. During the three months ended September 30, 2008 and 2009, as a result of tax deductions from stock option exercises and restricted stock awards, we recognized excess (shortfall) tax benefits of approximately $133,000 and ($905,000), respectively, which were recorded to additional paid in capital. During the nine months ended September 30, 2008 and 2009, as a result of tax deductions from stock option exercises, we recognized excess (shortfall) tax benefits of approximately $274,000 and ($1.9 million), respectively, which were recorded to additional paid in capital.

Convertible Preferred Stock Dividends and Discount on Preferred Stock Redemption, net. The convertible preferred stock dividends and discount on preferred stock redemption, net, decreased from $12,000 in the three months ended September 30, 2008 to $0 in the same period in 2009. The decrease was due to the redemption of all outstanding preferred stock in October 2008. Preferred stock dividends were based upon a dividend rate of 4.75%. The convertible preferred stock dividends and discount on preferred stock redemption, net, increased from ($33,000) in the nine months ended September 30, 2008 to $0 in the same period in 2009. The decrease was due to the redemption of all outstanding preferred stock in October 2008.

Net Income (Loss) Applicable to Common Stockholders. Net income applicable to common stockholders decreased from $1.3 million for the three months ended September 30, 2008 to $743,000 in the same period in 2009. The decrease was primarily attributable to a decrease in revenues partially offset by lower operating expenses, in addition to an income tax benefit. Net income (loss) applicable to common stockholders decreased from net income of $620,000 for the nine months ended September 30, 2008 to a net loss of $2.1 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $33.0 million and we had current and long term contractual obligations of $14.3 million, of which $12.5 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefit related to stock options, facility relocation and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2009 of approximately $13.6 million consisted primarily of net loss of $2.1 million adjusted for non-cash items of $20.8 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options and approximately $5.1 million used for working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2008 of approximately $19.4 million consisted primarily of net income of $587,000 adjusted for non-cash items of $28.8 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options, and approximately $10.0 million used for working capital and other activities.

With respect to a significant portion of our pay-per-click advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related click-throughs with the corresponding payments to the distribution partners who provide placement for the listings made only after delivery of related click-throughs. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the nine months ended September 30, 2008 and 2009. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. Nearly all of the feed management services and advertising services provider arrangements are billed on a monthly basis following the month of our click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. For these services, advertiser’s payments are generally received one to three weeks following payment to the distribution partners. We expect that in the future periods, if the amounts from our advertising services provider arrangements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

We have payment arrangements with resellers particularly related to our proprietary traffic sources or local online advertising platforms, such as AT&T, R.H. Donnelley Corporation, Idearc Media Corp., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media LLC and Intelius, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. Certain of these partners have recently had debt-rating agencies downgrade their debt instruments and have capital structures that are creating liquidity uncertainty and challenges. We believe certain of these resellers are reviewing approaches to restructuring and streamlining their operations, including the recent bankruptcy filings as discussed below. For the nine months ended September 30, 2009 amounts from these partners along with Yahoo! totaled 59% of revenue and $8.4 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at September 30, 2009 from Yahoo!, AT&T, Idearc and Intelius totaled $1.7 million, $4.9 million, $88,000 and $863,000, respectively.

Idearc Media Corp. and R.H. Donnelley Corporation and its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 30, 2009 and May 28, 2009, respectively. With respect to Idearc, a joint plan of reorganization was filed on May 15, 2009 and as amended on September 8, 2009 and the purpose of the filing is to implement a debt restructuring with its banks and bondholders. With respect to R.H. Donnelley, a joint plan of reorganization was filed on July 27, 2009 and the purpose of such plan is to implement a balance sheet restructuring and to reduce debt with lenders and bondholders. Throughout the restructuring process, each of Idearc and R.H. Donnelley expect to operate business as usual, to maintain substantial cash balances and to continue to generate positive cash flow. Idearc and R.H. Donnelley accounted for $2.6 million and $1.1 million of revenue, respectively, for the nine months ended September 30, 2009. We did not recognize an aggregate of $1.6 million in revenue related to services delivered to Idearc and R.H. Donnelley in light of collectibility considerations for the nine months ended September 30, 2009. Since payment timing remains uncertain and requires the confirmation of the plan of reorganization of each of Idearc and R.H. Donnelley by the respective Bankruptcy Court, we expect to recognize such revenue only upon cash collection and the extent of our future business relationships with Idearc and R.H. Donnelley is uncertain.

Cash provided by investing activities for the nine months ended September 30, 2009 of approximately $1.6 million was primarily attributable to net purchases for property and equipment of $1.4 million which were more than offset by proceeds from the sales of intangible assets of approximately $2.9 million. Cash provided by investing activities for the nine months ended September 30, 2008 of approximately $944,000 was primarily attributable to net purchases for property and equipment of $2.7 million, payments for the Voice Services acquisition totaling approximately $128,000, and purchases for Internet domain names or Web sites of approximately $200,000, offset by proceeds from the sales of intangible assets of approximately $3.9 million. We expect property and equipment purchases will increase in connection with our office relocation and as we continue to invest in equipment and software. To the extent our operations increase, we expect to increase expenditures for our systems and personnel. Additionally, we have expended amounts for product development initiatives as well as amounts recorded as part of property and equipment for internally developed software. We expect our expenditures for product development initiatives and internally developed software will increase in the longer term in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash used in financing activities for the nine months ended September 30, 2009 of approximately $9.5 million was primarily attributable to the repurchase of 2.1 million shares of Class B common stock for treasury stock totaling approximately $7.5 million, and common stock dividend payments of $2.2 million, partially offset by net proceeds of approximately $122,000 from the sale of stock through employee stock options and employee stock plan purchases and $69,000 of excess tax benefits related to stock options. Cash used in financing activities for the nine months ended September 30, 2008 of approximately $27.7 million was primarily attributable to the repurchase of 2.6 million shares of Class B common stock for treasury stock and 2,000 shares of preferred stock totaling approximately $25.7 million and $409,000, respectively, and common stock and preferred stock dividend payments of $2.5 million, partially offset by net proceeds of approximately $982,000 from the sale of stock through employee stock options and employee stock plan purchases and $60,000 of excess tax benefit related to stock options.

The following table summarizes our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$12,543,539	$498,807	$2,186,135	$2,872,093	$6,986,504
Capital leases	17,218	9,523	7,695	—	—
Other contractual obligations	1,730,228	475,252	1,217,962	37,014	—

Total contractual obligations (1), (2)	$14,290,985	$983,582	$3,411,792	$2,909,107	$6,986,504

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.

(2)	In June 2009, we entered into a lease agreement for office facilities in Seattle, Washington which commences in the fourth quarter of 2009 and expires on March 31, 2018. Future minimum payments related to these new facilities are approximately as follows: $97,000 in 2009, $700,000 in 2010, $1.2 million in 2011, $1.4 million in 2012, $1.5 million in 2013, $1.6 million in each of 2014 and 2015, and a total of $3.8 million from 2016 to 2018.

We expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of September 30, 2009, we had $30 million of availability under the credit agreement. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the nine months ended September 30, 2009, approximately 2.1 million shares of Class B common stock were repurchased. The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2008, quarterly dividends were paid on February 15, May 15, August 15 and November 17 to Class A and Class B common stockholders of record as of the close of business on February 2, May 4, August 4 and November 6, respectively. For 2009, quarterly dividends were paid on February 17, May 15 and August 17 to Class A and Class B common stockholders of record as of the close of business of February 6, May 4 and August 7, respectively. The aggregate quarterly dividend paid in August 2009 was approximately $724,000. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors.

In October 2009, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay these dividends on November 16, 2009 to the holders of record as of the close of business on November 6, 2009. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.9 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

Revenue

We currently generate revenue through our operating businesses by delivering performance-based and search marketing services to advertisers and advertising service providers. The primary revenue driver has been performance-based advertising, which includes pay-per-click listings, pay-for-call services, cost-per-action services and feed management services. For pay-per-click listing and feed management services, revenue is recognized upon our delivery of qualified and reported click-throughs to our advertisers or advertising service providers’ listing which occurs when an online user clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a phone number is provisioned or call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, certain third-party Web sites and our portfolio of Web sites, on which we include our advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC 605 (previously Emerging Issues Task Force Issue (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent), the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid an agency fee based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the Web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser.

We apply FASB ASC 605 (previously EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables) , to account for revenue arrangements with multiple deliverables. FASB ASC 605 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

We apply the provisions of FASB ASC 350 (previously SFAS No. 142, Goodwill and Other Intangible Assets). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360 (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset).

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset is more likely than not impaired. Events and circumstances considered in determining whether goodwill is impaired include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the three and nine months ended September 30, 2009, the Company’s stock price approached or dropped below the then book value per share. If our stock price were to trade below book value per share for an extended period of time and/or we continue to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

In the fourth quarter of 2008, we performed our annual impairment testing in light of the then current macroeconomic environment and significant decrease in market capitalization. We also performed a review of certain of our intangible assets under FASB ASC 360. As a result of this testing, we recorded a $176.7 million pre-tax impairment charge on goodwill and intangible assets in the fourth quarter of 2008. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in current market multiples and the company’s stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for us and the markets in which we operate. Certain technology and domain assets were written-down due to the decreased cash flow forecasts and planned utilization of the assets. The impairment charges will not result in any current or future cash expenditures.

For the nine months ended September 30, 2009, the U.S. financial markets and our stock price have been impacted by continued deterioration in economic conditions. Should economic conditions and other indicators further deteriorate or impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of goodwill might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

Any future additional impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Stock-Based Compensation

FASB ASC 718 requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock issuances based on estimated fair values. Under the fair value recognition provisions of FASB ASC 718, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.

Under FASB ASC 718, we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, volatility over the term of the award, the risk-free interest rate, and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3—“Stock-based Compensation Plans” in the condensed consolidated financial statements for additional information.

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

FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the our tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.

As of September 30, 2009, we have net deferred tax assets of $54.3 million, relating to the impairment of goodwill, amortization of intangible assets, net operating loss carryforwards and certain other temporary differences. As of September 30, 2009, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realized and accordingly, have recorded a valuation allowance of $5.1 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of September 30, 2009, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of September 30, 2009, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that the utilization of the approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be utilized.

As of September 30, 2009, we had certain tax effected state net operating loss carryforwards of approximately $3.4 million. We do not have a history of taxable income in the relevant state and the state net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state net operating loss carryforwards as of September 30, 2009.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the requirements of FASB ASC 105 (previously SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the ASC as the source of authoritative GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. The adoption of the ASC was not intended to change or alter existing GAAP and therefore did not have a significant impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted the requirements of FASB ASC 855 (previously SFAS No. 165, Subsequent Events) for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

Effective April 1, 2009, the Company adopted the disclosure requirements of FASB ASC 820 (previously FSP SFAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments). The adoption of FASB ASC 820 did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted the requirements of FASB ASC 260 (previously FASB Staff Position (“FSP”) EITF 03-6-1), which addresses whether instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting and would need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the two-class method required, a portion of net income (loss) is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. This adoption required all prior-period earnings per share data to be adjusted retrospectively. The adoption of FASB ASC 260 reduced the fully diluted net income per common share for the nine months ended September 30, 2008 to $0.01 from $0.02.

Effective January 1, 2009, the Company adopted the requirements of FASB ASC 350 (previously FSP SFAS 142-3) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FASB ASC 350 also adds additional disclosures to be included in the footnotes to the financial statements. The adoption of FASB ASC 350 did not have a material impact on the Company’s financial statements.

FASB ASC 805 (previously SFAS No. 141R, Business Combinations and FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any resulting goodwill. The pronouncement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 is effective for the Company beginning on January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FASB ASC 805 may have a material impact on the Company’s financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction.

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820 (previously Statement of Financial Accounting Standards SFAS No. 157, Fair Value Measurements) and the remaining provisions have been adopted by the Company at the beginning of fiscal year 2009 (previously FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of these required provisions did not result in a material impact to the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors previously disclosed in Part II, Item 1A. under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was filed with the SEC on August 7, 2009, as set forth below. We do not believe any of the changes constitute material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        We had an accumulated deficit of $137.7 million as of September 30, 2009. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We may increase our direct monetization of our proprietary traffic sources, which could adversely affect our revenues.

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

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our advertiser listings. Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 8% of our total revenue for the nine months ended September 30, 2009. Separately, Yahoo! was responsible for 11% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid click-throughs. We have been advised by Yahoo! that it plans on discontinuing its feed management service relationship with us effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, we anticipate ending our feed management service offering to advertisers on that date. We generated $5.2 million in revenues from this service for the nine months ended September 30, 2009 and we anticipate our results for the fourth quarter of 2009 to be somewhat impacted by advertisers reducing their utilization of our feed management service in advance of year end. The impact on our financial statements attributable to our ending this service will be lessened by the relatively low operating margin attributable to this service given our revenue share arrangement with Yahoo! with respect thereto.

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

We received approximately 55% and 53% of our revenue from our five largest customers for the year ended December 31, 2008 and for the nine months ended September 30, 2009, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers (which includes Idearc discussed below) accounted for approximately 55% of our total revenues for the year ended December 31, 2008 and 53% for the nine months ended September 30, 2009, respectively. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Idearc Media Corp. and R.H. Donnelley Corporation and its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 30, 2009 and May 28, 2009, respectively. With respect to Idearc, a joint plan of reorganization was filed on May 15, 2009 and as amended on September 8, 2009 and the purpose of the filing is to implement a debt restructuring with its banks and bondholders. With respect to R.H. Donnelley, a joint plan of reorganization was filed on July 27, 2009 and the purpose of such plan is to implement a balance sheet restructuring and to reduce debt with lenders and bondholders. Throughout the restructuring process, each of Idearc and R.H. Donnelley expect to operate business as usual, to maintain substantial cash balances and to continue to generate positive cash flow. Idearc and R.H. Donnelley accounted for $2.6 million and $1.1 million of revenue, respectively, for the nine months ended September 30, 2009. We did not recognize an aggregate of $1.6 million in revenue related to services delivered to Idearc and R.H. Donnelley in light of collectibility considerations for the nine months ended September 30, 2009. Since payment timing remains uncertain and requires the confirmation of the plan of reorganization of each of Idearc and R.H. Donnelley by the respective Bankruptcy Court, we expect to recognize such revenue only upon cash collection and the extent of our future business relationships with Idearc and R.H. Donnelley is uncertain.

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

Further, as of September 30, 2009, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 92% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

We adopted the provisions of FASB ASC 718 on January 1, 2006. Thus, our consolidated financial statements reflect the fair value of stock options granted to employees as a compensation expense, which has had, and will in the future likely continue to have, a significant adverse impact on our results of operations and net income per share. We rely heavily on stock options to compensate existing employees and to attract new employees. If we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace. In order to prevent any net decrease in their overall compensation packages, we may choose to make corresponding increases in the cash compensation or other incentives we pay to existing and new employees. Any increases in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might cause our GAAP profits to decline. Any of these effects might cause the market price of our Class B common stock to decline.

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

We rely upon third party collocation providers to host our main servers. If these providers are unable to handle current or higher volumes of use, experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our collocation providers.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we acquired U.S. Patent Number 6,822,663 titled “Transform Rule Generator for Web-Based Markup Languages” through our Voice Services transaction. We also own nonprovisional U.S. Patent Application Number 10/947,384 titled “Performance-Based Online Advertising System and Method,” nonprovisional U.S. Patent Application Number 10/992,366 titled “Online Advertising System and Method,” nonprovisional U.S. Patent Application Number 11/868,398 titled “System and Method for Classifying Search Queries”, nonprovisional U.S. Patent Application Number 11/985,188 titled “Method and System for Tracking Telephone Calls” and nonprovisional U.S. Patent Application Number 12/512,821 titled “Facility for Reconciliation of Business Records Using Genetic Algorithms.” In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trademarks, trade names and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

•	the Electronic Communications Privacy Act prevents private entities from disclosing Internet subscriber records and the contents of electronic communications, subject to certain exceptions.

•	laws affecting telephone call recording and data protection, such as consent and personal data statutes.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $3.00 to $26.14 per share through September 30, 2009. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of September 30, 2009, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers control 92% of the combined voting power of all outstanding shares of our capital stock primarily through their ownership of 100% of the outstanding shares of our Class A common stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2009, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
July 1, 2009 – July 31, 2009	—		$—	—	1,158,050
August 1, 2009 – August 31, 2009	281,695	(2)	2.08	131,209	1,026,841
September 1, 2009 – September 30, 2009	78,900		$4.40	78,900	947,941

Total Class B Common Shares	360,595		$2.59	210,109	947,941

(1)	In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock. The Company’s board of directors have authorized increases to the share repurchase program for the Company to repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	Includes 150,486 shares of restricted equity subject to vesting which were issued to certain employees. We repurchased shares which were not already vested for $0.01 per share upon termination of employment.

Item 6.	Exhibits

Exhibits:

10.35*†	Form of Executive Officer Stock Option Agreement.

31(i)†	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31(ii)†	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1††	Certification of CEO pursuant to Section 1350.

32.2††	Certification of CFO pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

November 9, 2009