Form 10-K
period 2009-12-31
MARCHEX INC
filed 2010-03-10
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 000-50658

Marchex, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

520 Pike Street, Suite 2000, Seattle, Washington 98101

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $66,196,618 as of June 30, 2009 based upon the closing sale price on the Nasdaq Global Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 10,786,403 shares of the registrant’s Class A common stock issued and outstanding as of March 8, 2010 and 24,521,942 shares of the registrant’s Class B common stock issued and outstanding as of March 8, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Marchex is a leading performance marketing company. We deliver call and click-based advertising products to tens of thousands of advertisers, ranging from small and medium-sized businesses to the Fortune 500.

We offer products, services and technologies that enable advertisers of all sizes to reach local consumers across online, mobile and offline sources. Our products and services primarily include: pay-per-click advertising and related services, call-based advertising and related services and our publishing network (also referred to as proprietary traffic sources). In addition, we provide a suite of performance marketing products, including a private-label suite of products for small and medium-sized businesses, to a network of large reseller partners including Yellow Pages publishers, media and telecommunications companies and vertical marketing service providers (i.e. companies that sell advertising products to large numbers of small and medium-sized advertisers). Marchex enables these partners to sell search marketing and/or call advertising packages and analytics to their end customers, which are then created, managed and fulfilled through our distribution networks including our proprietary traffic sources.

We generate revenue from two primary sources; our Local Advertising Services and our Publishing Network. During the years ended December 31, 2007, 2008 and 2009, revenue from our Local Advertising Services accounted for approximately 64%, 53%, and 66% respectively of total revenues. As we continue to develop our services and implement new technologies and services, we believe that the breadth of our marketing solutions will lead to cross-leverage through technical integration and increased sales initiatives. We operate primarily in domestic markets. For detail on revenue by geographical areas for the three most recent fiscal years, see Note 1(q) “Segment Reporting and Geographic Information” of the notes to our consolidated financial statements.

Marchex was incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date and are a component of our overall strategy. We have completed the following acquisitions since inception:

•	On February 28, 2003, we acquired Enhance Interactive. Enhance Interactive was renamed Marchex Adhere PPC.

•	On October 24, 2003, we acquired TrafficLeader. TrafficLeader was renamed Marchex Connect NA.

•	On July 27, 2004, we acquired goClick.

•	On February 14, 2005, we acquired certain assets of Name Development.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries.

•	On July 27, 2005, we acquired IndustryBrains. IndustryBrains was renamed Marchex Adhere SSC.

•	On May 1, 2006, we acquired certain assets of AreaConnect.

•	On May 26, 2006, we acquired certain assets of Open List.

•	On September 19, 2007, we acquired VoiceStar. VoiceStar was renamed Marchex Voice Services.

Products and Services

We have a suite of technology-based products that facilitate the efficient and cost-effective marketing and selling of goods and services for national and small and medium-sized business advertisers; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Private-Label Suite of Products for Small and Medium-Sized Businesses. Our private-label suite of products for small and medium-sized businesses enables reseller partners of local advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell search marketing and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network, including leading search engines and our own proprietary traffic sources. By creating a solution for companies who have relationships with small and medium-sized businesses, it makes it easy for these small and medium-sized businesses to participate in online advertising. The search marketing services we offer to local advertisers through our marketing product suite for small and medium-sized businesses include products typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, pay-for-call, advertising campaign management, reporting, and analytics. The suite of products have the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. AT&T is our largest advertiser reseller partner and was responsible for 20% of our total revenues for the year ended December 31, 2009 of which the majority is derived from our suite of products for small and medium-sized businesses.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local Web sites, mobile distribution and our own Publishing Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser’s Web site and completes a specified action. We also offer a private-label platform for publishers, separate and distinct from our marketing product suite for small and medium-sized businesses which enables them to monetize their Web sites with contextual advertising from their own customers or from our advertising relationships. We sell pay-per-click contextual advertising placements on specialized vertical and branded publisher Web sites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Call-Based Advertising Services. We deliver a variety of call-based advertising services to national advertisers, advertising agencies and small and medium-sized advertiser reseller partners. These services include pay-for-call, phone number provisioning, call tracking, call analytics, click-to-call, Web site proxying, and other phone call-based services which enable our customers to utilize online, mobile and offline advertising to drive calls as well as clicks into their businesses and to use call tracking to measure the effectiveness of both their online, mobile and offline advertising campaigns. Advertisers pay us a fee for each call they receive from call-based ads we distribute on our distribution network or for each phone number provisioned and a pre-negotiated rate per minute.

•

Publishing Network. We believe that our Publishing Network is a significant source of local information online. It includes more than 200,000 of our owned and operated Web sites focused on helping users find and make informed decisions about where to get local products and services. It features listings from more than 10 million local businesses in the U.S. and millions of expert and user-generated reviews on local businesses. The more than 200,000 Web sites in our network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as chicagodoctors.com, seattleautorepairs.com, bostonmortgage.com and others. Traffic to our Publisher Network is primarily monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based ad units, banner advertising and sponsorships.

•

Feed Management and Related Services. Through the end of 2009, we used our proprietary technology to crawl and extract relevant product content from advertisers’ databases and Web sites to create automated and highly-targeted product and service listings feed, which we delivered primarily into Yahoo!’s search submit product. Advertisers generally paid us a fixed price for each click they received on an advertisement or listing included in the feed. In addition and as a supplement to feed management services, we offered campaign management services to enable our advertisers to consolidate the purchasing, management, optimization and reporting from their search and vertical advertising campaigns across a large number of search engines, local Web sites and pay-per-click networks into one centralized location. Under these services advertisers paid us a pre-negotiated rate for each click they receive on their advertisement placed or managed as part of our campaign management services. Yahoo! discontinued its feed management service relationship with us effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management and related service offerings as of that date. We generated $7.5 million in revenues from feed management and related services for the year ended December 31, 2009. The impact on our financial statements attributable to our ending this service will be lessened by the relatively low operating margin attributable to this service given our revenue share arrangement with Yahoo! with respect thereto.

Our Distribution Network

We have built a broad distribution network for our advertisers that includes our Publishing Network which is comprised of our owned and operated Web sites, and hundreds of other sources including search engines, directories, third-party vertical and branded Web sites, mobile and offline sources.

Publishing Network (Proprietary Traffic Sources):

We believe that our Publishing Network is one of the largest sources of local information online. It includes more than 200,000 Web sites focused on helping users find and make informed decisions about local products and services. It features listings from more than 10 million local businesses in the U.S. and millions of expert and user-generated reviews on local businesses.

The more than 200,000 owned and operated Web sites in the network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as chicagodoctors.com, seattleautorepairs.com, bostonmortgage.com and others.

Syndicated Distribution:

Through our suite of products for small and medium-sized businesses, search marketing services, pay-per-click advertising and call-based advertising services, we distribute advertisements from our tens of thousands of advertisers, as well as from our aggregation partners’ advertisers, through hundreds of traffic sources, including search directories, Web sites and our Publishing Network.

Our Syndicated Distribution partners include:

Selected Search Engines	Selected Vertical and Local Distribution Partners Web Sites
Ask.com Google Microsoft Yahoo!	Bank Rate BusinessWeek.com HRMorning Investors.com (Investors Business Daily) CBS/CNET Law.com RealtyTrac The Motley Fool NBC Local Yahoo! Local Google Mobile

Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 7% of our total revenue for the year ended December 31, 2009. Separately, Yahoo! was responsible for 11% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of Web sites.

Payment arrangements with our distribution partners are often subject to minimum payment amounts per click-through or phone call. Other payment structures that we may use to a lesser degree include:

•	advance or fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid click-throughs or phone calls; and

•	a combination arrangement with both fixed and variable amounts.

Industry Overview

Today local consumers find and interact with business information across a variety of media. In 2009, TMP Directional Marketing and comScore estimated that 64% of consumers used online sources as their primary means to find local business information, while 34% used other offline sources including mobile sources. In today’s marketing environment it is critical for big and small businesses alike to adopt a variety of strategies to market to local consumers wherever they are looking for goods and services.

As businesses have expanded their marketing online to meet consumer behavior, they are increasingly turning to more measurable forms of advertising with performance-based characteristics like pay-per-click advertising, where an advertiser is only charged when a consumer clicks on an ad. Growth in this category has been significant. According to the Internet Advertising Bureau, between 2001 and 2008, when large advertisers began to embrace online advertising because of its performance-based characteristics, the pay-per-click market grew from 12% to 57% of online advertising while the total internet advertising market grew from $7 billion to $23 billion.

Today, performance-based advertising products continue to grow in prominence as advertisers demand greater control, transparency and measurability from their marketing dollars. As a result, The Kelsey Group estimates that U.S. online advertising will reach $59 billion by 2013 representing 41% of total advertising budgets, up from approximately 19% of total advertising budgets as estimated in 2008. Over time we believe that this trend will increase as the convergence of technology, including mobile platforms, with the needs of advertisers for new and evolving performance advertising products like pay-for-call will warrant greater budget allocation versus less transparent and measurable forms of advertising.

We also believe there is a large opportunity with small businesses as they begin to use online advertising to reach local consumers. In 2009, according to the Kelsey Group, the importance of online advertising continues to rise among small business advertisers as 77% of small businesses used online advertising versus just 69% that used traditional media for marketing. According to the Kelsey Group, this represents the first time penetration of online advertising has exceeded traditional media for small advertisers. We believe this trend, along with increased investment by Yellow Page providers, newspapers, online marketing companies and many others, will significantly increase the number of small advertisers marketing online over the next few years. Further, we believe that the companies that focus specifically on the needs of small advertisers, particularly those that can provide a full and unified suite of marketing products, ranging from call and click-based lead generation to online presence management, will be well positioned to capture a significant share of the local advertising opportunity as small businesses embrace performance-based advertising in increasing numbers.

Strategy

To take advantage of the shift to performance based models in marketing, key elements of our strategy include:

•

Innovating on Our Suite of Products for Small and Medium-Sized Businesses. We plan on building and integrating new products into our marketing product suite for small and medium-sized businesses, including, (1) launching new performance-based local advertising products like reputation management that enable businesses to take control of their presence online; (2) integrating more options for SMBs to acquire more customers, including enhanced local ad-targeting capabilities that will enable us to consistently improve the matching of our local advertisers with our local traffic; (3) introducing products that enable SMBs to better cultivate relationships with existing customers; and (4) adding additional features and functionality to our Web sites that connect local consumers with local businesses and provide additional monetization capabilities. We believe these new products will increase our cross-sell opportunities, enable us to continue to grow our advertiser base, unlock more budget from our existing advertisers, enable us to attract new reseller partnerships and deliver better performance to our existing partners.

•

Innovating on Our Call Products to Deliver an Industry Leading Solution. We plan on continuing to expand our range of call based-advertising product capabilities by offering innovative performance-based products like pay-for-call, along with the supporting analytics including number provisioning, call tracking, geo-targeting and other products as part of our owned end-to-end call based advertising solutions. We are also highly focused on growing our base of call distribution to include the rapidly growing mobile advertising market as well as other online and offline sources of fulfillment.

•

Growing the Number of Advertisers Using Our Products and Services. We believe we will continue to increase the number of advertisers using Marchex products and services and build advertiser loyalty by providing a consistently high level of service and support as well as the ability to achieve their return on investment goals. We will continue to grow our advertiser base through our direct sales and marketing efforts, including strategic sales, inside sales and online acquisition initiatives and additional partnerships with large local advertiser reseller partners.

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

Sales, Marketing & Business Development

Our sales department focuses on adding new advertisers to our business, while our business development and partnership department focuses on adding new reseller partnerships, selectively adding new distribution partnerships and servicing existing partnerships. Our marketing department focuses on promoting our services through online customer acquisition, affiliate relationships, press coverage, strategic marketing campaigns and industry exposure. Advertising and promotion of our services is broken into four main categories: direct sales, reseller partnerships, online acquisition, and referral agreements.

•

Direct Sales. Our direct sales team targets new relationships with national advertisers and advertising agencies through in-person presentations, direct marketing, telesales and attendance at industry events, among other methods. Our advertiser agreements include a combination of agency fees and per-click fees.

•

Reseller Partnerships. We have a business development team that focuses primarily on securing partnerships with large local advertiser reseller partners under which we supply our private-label local advertising platform and/or other services, including advertiser distribution in our Publishing Network or our distribution network. Our reseller partner agreements include a combination of revenue sharing, licensing revenue and per-click fees.

•

Online Acquisition. We market to advertisers for our Publishing Network, pay-per-click advertising and contextual advertising through certain online advertising and direct marketing campaigns that lead advertisers to our self-serve online sign up processes. Self-serve advertisers generally pay us per-click fees.

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

Competition

We currently or potentially compete with a variety of companies, including Google, IAC/InterActiveCorp, Microsoft, Yahoo!, WebVisible and ReachLocal. Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to marketing, Web site and systems development. In addition, as the use of the Internet and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

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

We provide our services to and also may compete with: (1) online advertisers; (2) partners who provide a distribution network for online, mobile and offline advertising; and (3) other intermediaries who may provide purchasing and/or sales opportunities, including advertising agencies, and other search engine marketing companies. Many of the companies that could fall into these categories are also our partners, including Google, Yahoo!, Citysearch, Microsoft and Ingenio. We depend on maintaining and continually expanding our network of partners and advertisers to generate transactions online.

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

Other competitive factors relating to our product roadmap include the relatively nascent markets around call-based advertising and products like reputation management which are innovative and new markets. The adoption of these products could take longer than we expect and could become more competitive as the categories become more developed and visible.

Seasonality

We have and we believe we will continue to experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results. Additionally, the current deterioration in the economic conditions has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

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

Our policy is to apply for patents or for other appropriate intellectual property protection when we develop valuable new or improved technology. We currently own the following pending patent applications and issued patent:

•

U.S. Nonprovisional Patent Application Number 10/947,384, of Horowitz et al., entitled “Automatically Updating Performance-Based Online Advertising System and Method,” was filed on September 23, 2004, claiming priority to US Provisional Patent Application Serial Number 60/504,963 filed on September 23, 2003.

•

U.S. Nonprovisional Patent Application Number 11/985,188 of Lieberman, et al. entitled “Method and System for Tracking Telephone Calls” was filed on November 14, 2007, claiming priority to U.S. Nonprovisional Patent Application Serial Number 60/865,671 filed November 14, 2006.

•	U.S. Nonprovisional Patent Application Number 11/868,398, of Berk et al., entitled “System and Method for Classifying Search Queries” was filed on October 5, 2007.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages”. This patent relates to a transform rule generator apparatus and method for use in transforming existing web pages (or other information) for display (or playback) in association with multiple Internet appliances.

•	U.S. Nonprovisional Patent Application Number 12/512,821 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was filed on July 30, 2009.

•	U.S. Provisional Patent Application 60/220,173, entitled “Interface for Location-Based Information Browsing and Retrieving” was filed on June 24, 2009.

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

We have registered trademarks in the United States for “Marchex,” “Adhere By Marchex,” “DPG,” “Form to Phone,” “Local is the New Black,” “Logolink,” “Marchex and Design” “OpenList,” “Opportunity doesn’t Knock… it Calls!,” “goClick.com,” “Sitewise,” “Enhance Interactive,” “Marchex Adhere,” “Marchex Voice Services,” “VoiceStar” and “We Make The Phone Ring.” We also own pending U.S. trademark applications for the “Marchex Adhere” logo and “Mine”. In addition, we have registered trademarks for “Marchex” in Australia, Brazil, Canada, China, the European Union, Hong Kong, India, Japan, Republic of Korea, Russian Federation and Taiwan. We have also applied for registration of “Marchex” in a number of other foreign jurisdictions. We do not know whether we will be able to successfully defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Regulation

The manner in which existing laws and regulations should be applied to the Internet and call-based advertising services in general, and how they relate to our businesses in particular, is unclear. A host of federal and state laws covering user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, quality of products and services, computer trespass, telemarketing, spyware, adware, child protection and intellectual property ownership and infringement are potentially applicable to our business practices and the content offered by our Web link distribution partners.

In addition, our business is impacted by laws in a constant state of flux, and new legislation is introduced on a regular basis. Any such new legislation could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations.

Several federal and state laws that could have an impact on our business practices and compliance costs have already been adopted:

•

The Digital Millennium Copyright Act (DMCA) provides protection from copyright liability for online service providers that list or link to third party Web sites. We currently qualify for the safe harbor under the DMCA; however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

•

The Children’s Online Privacy Protection Act (COPPA) restricts the distribution of certain materials deemed harmful to children and impose limitations on Web sites’ ability to collect personal information from minors. COPPA allows the Federal Trade Commission (FTC) to impose fines and penalties upon Web site operators whose sites do not fully comply with the law’s requirements. We do not currently offer any websites “directed to children,” nor do we collect personal information from children.

•	The Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•

The Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act of 2003 establishes requirements for those who send commercial e-mails, spells out penalties for entities that transmit noncompliant commercial e-mail and/or whose products are advertised in noncompliant commercial e-mail and gives consumers the right to opt-out of receiving commercial e-mails. The FTC is authorized to enforce the CAN-SPAM Act. This law also gives the Department of Justice the authority to enforce its criminal sanctions. Other federal and state agencies can enforce the law against organizations under their jurisdiction, and companies that provide Internet access may sue violators as well.

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

•

The Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the Federal Communications Commission under Title II of the Act, may impose federal licensing, reporting and other regulatory obligations on the Company, particularly in light of the Company’s acquisition of Marchex Voice Services.

•	Wiretapping/electronic eavesdropping laws.

•	Federal and state telemarketing laws including the Telephone Consumer Protection Act, the Telemarketing Consumer Fraud and Abuse Prevention Act and the rules and regulations promulgated thereunder.

•	Laws affecting telephone call recording and data protection, such as consent and personal data statutes.

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

We post a privacy policy which describes our practices concerning the use and disclosure of any user data collected or submitted via our Web sites. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other federal, state or international privacy or direct marketing laws and regulations could result in governmental or regulatory investigations that could potentially harm our businesses, operational results and overall financial condition.

Employees

As of December 31, 2009, we employed a total of 293 employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Web Site

Our web site, www.marchex.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission. To view these filings, please go to our website and click on “Investors” and then click on “SEC Filings.”

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

We were formally incorporated in January 2003. We acquired Enhance Interactive in February 2003 which was recently renamed Marchex Adhere PPC, TrafficLeader in October 2003, which was renamed Marchex Connect NA, and goClick in July 2004. In February and April 2005, we completed the acquisitions of certain assets of Name Development and Pike Street Industries, respectively. In July 2005 we completed the acquisition of IndustryBrains, which was renamed Marchex Adhere SSC. In May 2006 we completed the acquisition of certain assets of AreaConnect and Open List. In September 2007, we completed the acquisition of VoiceStar, which was renamed Marchex Voice Services.

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

We had an accumulated deficit of $137.7 million as of December 31, 2009. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We may increase our direct monetization of our proprietary traffic sources, which could adversely affect our revenues.

Our strategic plan has been to increase our direct monetization of our proprietary traffic sources by using more of the advertising listings on our Publishing Network to display the advertisements of advertisers who are on our direct technology platform and those with whom we have direct relationships, as opposed to advertisers from third parties. This monetization may not be of the same rate levels as other advertising providers and as a result could adversely affect our revenues.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our advertiser listings. Yahoo! is our largest distribution partner and delivers traffic to our advertiser listings which collectively represents approximately 7% of our total revenue for the year ended December 31, 2009. Separately, Yahoo! was responsible for 11% of our total revenue during the same period principally in respect of the revenues associated with our portfolio of domains.

Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid click-throughs. Yahoo! discontinued its feed management service relationship with us effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, we ended our feed management and related service offerings to advertisers on that date. We generated $7.5 million in revenues from feed management and related services for the year ended December 31, 2009. The impact on our financial statements attributable to our ending this service will be lessened by the relatively low operating margin attributable to this service given our revenue share arrangement with Yahoo! with respect thereto. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short- or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising on the Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the online advertising outlets with the most user traffic. According to the comScore Media Metrix Core Search Report for December 2009, Yahoo! accounted for 17% of the online searches in the United States and Google accounted for 66%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of advertisements and cost of placement. In addition, many participants in the performance- based advertising and search marketing industries control significant portions of the traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including AT&T, Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media, LLC and Intelius, Inc. for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the country and in local markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. AT&T is our largest advertiser reseller partner and was responsible for 20% of our total revenues for the year ended December 31, 2009.

These advertisers may in certain cases be subject to negotiated terms and conditions separate from those applied to online clients accepted and processed through our automated advertiser management platform. In some cases, the applicable contract terms may be the result of legacy or industry association documentation or simply customized advertising solutions for large reseller partners and agencies. In any case, as a consequence of such varying terms and conditions, we may be subject to claims or credit risks that we may otherwise mitigate more efficiently across our automated advertiser management platform.

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

We received approximately 55% and 52% of our revenue from our five largest customers for the years ended December 31, 2008 and 2009, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers (which includes SuperMedia Inc. discussed below) accounted for approximately 55% and 52% of our total revenues for the years ended December 31, 2008 and 2009, respectively. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

SuperMedia Inc. (formerly Idearc Media Corp.) and Dex One Corporation (formerly R.H. Donnelley Corporation) and its subsidiaries have recently consummated reorganizations under Chapter 11 of the U.S. Bankruptcy Code. SuperMedia and Dex One accounted for $2.8 million and $1.1 million of revenue, respectively, for the year ended December 31, 2009. We did not recognize an aggregate of $1.6 million in revenue related to services delivered to SuperMedia and Dex One in light of collectibility considerations for the year ended December 31, 2009 and we do not presently anticipate recognizing such revenue in the future based on the terms of their plans of reorganization. The extent of our future business relationships with SuperMedia and Dex One is uncertain.

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

We have a large number of distribution partners who display our advertiser listings on their networks. Our advertiser listings are predominantly delivered to our distribution partners in an automated fashion through an XML data feed or data dump. Our distribution partners are contractually required to use the listings created by our advertiser customers in accordance with applicable laws and regulations and in conformity with the publication restrictions in our agreements, which are intended to promote the quality and validity of the traffic provided to our advertisers. Nonetheless, we do not operationally control or manage these distribution partners and any breach of these agreements on the part of any distribution partner or its affiliates could result in liability for our business. These agreements include indemnification obligations on the part of our distribution partners, but there is no guarantee that we would be able to collect against offending distribution partners or their affiliates in the event of a claim under these indemnification provisions.

We do not conduct a manual editorial review of a substantial number of the advertiser listings directly submitted by advertisers online, nor do we manually review the display of the vast majority of the advertiser listings by our distribution partners submitted to us by XML data feeds or data dumps. Likewise, in cases where we provide editorial or value-added services for our large reseller partners or agencies, such as ad creation and optimization for local advertisers or landing pages and micro-sites for pay-for-call customers, we rely on the content and information provided to us by these agents on behalf of their individual advertisers. We do not investigate the individual business activities of these advertisers other than the information provided to us or in some cases review of advertiser Web sites. We may not successfully avoid liability for unlawful activities carried out by our advertisers and other users of our services or unpermitted uses of our advertiser listings by distribution partners and their affiliates.

Our potential liability for unlawful activities of our advertisers and other users of our services or unpermitted uses of our advertiser listings and advertising services and platform by distribution partners and advertiser reseller partners and agencies could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources, to discontinue certain service offerings or to terminate certain distribution partner relationships. For example, as a result of the actions of advertisers in our network, we may be subject to private or governmental actions relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against liabilities or losses resulting from the content of our advertiser listings or resulting from third- party intellectual property infringement claims. Although our advertisers agree to indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liabilities or losses incurred by us as a result of the activities of our advertisers.

Our insurance policies may not provide coverage for liability arising out of activities of users of our services. In addition, our reliance on some content and information provided to us by our large advertiser reseller partners and agencies may expose us to liability not covered by our insurance policies. Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

If we do not maintain and grow a critical mass of advertisers and distribution partners, the value of our services could be adversely affected.

Our success depends, in large part, on the maintenance and growth of a critical mass of advertisers and distribution partners and a continued interest in our performance-based advertising, telemarketing analytics and search marketing services. Advertisers will generally seek the most competitive return on investment from advertising and marketing services. Distribution partners will also seek the most favorable payment terms available in the market. Advertisers and distribution partners may change providers or the volume of business with a provider, unless the product and terms are competitive. In this environment, we must compete to acquire and maintain our network of advertisers and distribution partners.

If our business is unable to maintain and grow our base of advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Our business also in part depends on certain of our large advertiser reseller partners and agencies to grow their base of advertisers as these advertisers become increasingly important to our business and our ability to attract additional distribution partners and opportunities. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertisers and reseller partners and agencies may reduce or terminate this portion of their business with us. Any decline in the number of advertisers and distribution partners could adversely affect the value of our services.

We are dependent upon the quality of traffic in our network to provide value to our advertisers and the advertisers of our partners, and any failure in our quality control could have a material adverse effect on the value of our services to our advertisers and adversely affect our revenues.

We utilize certain monitoring processes with respect to the quality of the Internet and voice traffic that we deliver to our advertisers. Among the factors we seek to monitor are sources and causes of low quality clicks such as non-human processes, including robots, spiders or other software, the mechanical automation of clicking, and other types of invalid clicks, click fraud, or click spam, the purpose of which is something other than to view the underlying content. Additionally, we also seek to identify other indicators which may suggest that a user may not be targeted by or desirable to our advertisers. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic or traffic that is deemed to be less valuable by our advertisers will be delivered to such advertisers, which may be detrimental to those relationships. We have regularly refunded fees that our advertisers had paid to us which were attributed to low quality traffic. If we are unable to stop or reduce low quality traffic, these refunds may increase. Low-quality traffic may further prevent us from growing our base of advertisers and cause us to lose relationships with existing advertisers, or become the target of litigation, both of which would adversely affect our revenues.

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

Further, as of December 31, 2009, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 93% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Class B common stock on the Nasdaq Global Market could be adversely affected.

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

We recorded a substantial non-cash impairment charge for goodwill and intangible assets during the fourth quarter of 2008 as a result of the impact of the recent adverse economic environment including the deterioration in the equity and credit markets. We may be required to record future charge to earnings in our financial statements during the period in which any additional impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

•

Our revenue will also depend on the levels of traffic, click-throughs and calls that occur on our network of Web sites is able to achieve in any period. Traffic levels, click-throughs and calls will increase and decrease based upon a number of factors not entirely within our control, including the extent of indexing of our Web sites within search engines and directories, placement within search results and success of marketing efforts. Traffic levels, the number of click-throughs and calls may also be affected by service interruptions or other technical outages. Our ability to meet the traffic demands, click-throughs and calls of our network of Web sites is also dependent on a number of third party vendors and our technical teams to manage the operations effectively. Any downtime of our servers or other outages will negatively impact the revenue from our Publishing Network.

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

•	Some of our existing distribution partners may perceive our Publishing Network as a competitive threat and therefore may decide to terminate their agreements with us.

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

The success of our Publishing Network depends in large part upon consumer access to our Web sites. Consumers access our Web sites primarily through the following methods: directly accessing our Web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our Web sites by clicking on bookmarked Web sites; and accessing our Web sites through search engines and directories.

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

•	delivery of online advertising to end users or customers of advertisers through destination Web sites or other distribution outlets;

•	delivery of pay-for-call advertising to end users or customers of advertisers through destination Web sites or other distribution outlets;

•	local search sales training;

•	services and outsourcing of technologies that allow advertisers to manage their advertising campaigns across multiple networks and track the success of these campaigns;

•	third party domain monetization; and

•	sales to advertisers of call tracking services.

Although we currently pursue a strategy that allows us to potentially partner with all relevant companies in the industry, there are certain companies in the industry that may not wish to partner with us. Despite the fact that we currently work with several of our potential competitors, there are no guarantees that these companies will continue to work with us in the future.

We currently or potentially compete with a variety of companies, including Google, IAC/InterActiveCorp, Microsoft, Yahoo!, WebVisible and ReachLocal. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition.

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

We also rely on a select group of third party providers for components of our technology platform and support for our advertising and call-based services, such as hardware and software providers, telecommunications carriers and Voice over Internet Protocol (VoIP) providers, credit card processors and domain name registrars. As a result, key operational resources of our business are concentrated with a limited number of third party providers. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation. Furthermore, if any of these significant providers are unable to provide the levels of service and dedicated resources over time that we required in our business, we may not be able to replace certain of these providers in a manner that is efficient, cost-effective or satisfactory to our customers, and as a result our business could be materially and adversely affected.

We may not be able to protect our intellectual property rights, which could result in our competitors marketing competing products and services utilizing our intellectual property and could adversely affect our competitive position.

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we acquired U.S. Patent Number 6,822,663 titled “Transform Rule Generator for Web-Based Markup Languages” through our Voice Services transaction. We also own nonprovisional U.S. Patent Application Number 10/947,384 titled “Automatically Updating Performance-Based Online Advertising System and Method,” nonprovisional U.S. Patent Application Number 11/868,398 titled “System and Method for Classifying Search Queries” nonprovisional U.S. Patent Application Number 11/985,188 titled “Method and System for Tracking Telephone Calls” and nonprovisional U.S. Patent Application Number 12/512,821 titled “Facility for Reconciliation of Business Records Using Genetic Algorithms.” In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trademarks, trade names and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of Internet usage. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and in turn the market price of our securities. Additionally, the recent deterioration in the economic conditions has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

We are susceptible to general economic conditions, and a downturn in advertising and marketing spending by advertisers could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact advertiser-consumer transactions. Recent disruptions in the global financial markets and the resulting deterioration in economic conditions has caused and could cause additional decreases in or delays in advertising spending and is likely to reduce and/or negatively impact our short term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to the recent deterioration in economic conditions could negatively impact our results of operations.

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

We have suffered losses and may continue to suffer losses as a result of payments made with fraudulent credit card data. Our failure to control fraudulent credit card transactions could reduce our net revenue and gross margin and negatively impact our standing with applicable credit card authorization agencies. In addition, under limited circumstances, we extend credit to advertisers who may default on their accounts payable to us or fraudulently “charge-back” amounts on their credit cards for services that have already been delivered by us.

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

Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. For example, as a result of the actions of advertisers in our network, we may be subject to existing laws and regulations relating to a wide variety of issues such as consumer privacy, gambling, sweepstakes, advertising, promotions, defamation, pricing, taxation, financial market regulation, quality of products and services, computer trespass, spyware, adware, child protection and intellectual property ownership and infringement. In addition, it is not clear whether existing laws that require licenses or permits for certain of our advertisers’ lines of business apply to us, including those related to insurance and securities brokerage, law offices and pharmacies. Existing federal and state laws that may impact the growth and profitability of our business include, among others:

•

The Digital Millennium Copyright Act (DMCA) provides protection from copyright liability for online service providers that list or link to third party Web sites. We currently qualify for the safe harbor under the DMCA; however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

•

The Children’s Online Privacy Protection Act (COPPA) restricts the distribution of certain materials deemed harmful to children and impose limitations on Web sites’ ability to collect personal information from minors. COPPA allows the Federal Trade Commission (FTC) to impose fines and penalties upon Web site operators whose sites do not fully comply with the law’s requirements. We do not currently offer any websites “directed to children,” nor do we collect personal data from children.

•	The Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•

The Controlling the Assault of Non-Solicited Pornography and Marketing (CAN SPAM) Act of 2003 establishes requirements for those who send commercial e-mails, spells out penalties for entities that transmit noncompliant commercial e-mail and/or whose products are advertised in noncompliant commercial e-mail and gives consumers the right to opt-out of receiving commercial e-mails. The FTC is authorized to enforce the CAN-SPAM Act. This law also gives the Department of Justice the authority to enforce its criminal sanctions. Other federal and state agencies can enforce the law against organizations under their jurisdiction, and companies that provide Internet access may sue violators as well.

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

Courts may apply each of these laws in unintended and unexpected ways. As a company that provides services over the Internet as well as call recording and call tracking services, we may be subject to an action brought under any of these or future laws. Among the types of legislation currently being considered at the federal and state levels are consumer laws regulating for the use of certain types of software applications or downloads and the use of “cookies.” These proposed laws are intended to target specific types of software applications often referred to as “spyware,” “invasiveware” or “adware,” and may also cover certain applications currently used in the online advertising industry to serve and distribute advertisements. In addition, federal legislation is expected to be introduced which would regulate “online behavioral advertising” practices. If passed, these laws would impose new obligations for companies that use such software applications or technologies.

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

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, several states have passed laws that require businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Further, it is anticipated that additional federal and state privacy-related legislation will be enacted. Such legislation could negatively affect our business.

In addition, foreign governments may pass laws which could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy, eCommerce, Telecommunications and Data Protection Directives. Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

Federal and state regulation of telecommunications may adversely affect our business and operating results.

Subsidiaries of the Company provide information and analytics services to certain advertisers and reseller partners that may include the enhanced transmission of voice services. In connection therewith, the Company, through its subsidiaries, obtains certain telecommunications products and services from carriers in order to deliver these packages of information and analytic services.

Telecommunications laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. If our carrier partners were to be subject to any changes in applicable law or regulation (or interpretations thereof), then we in turn may be subject to increased costs for their products and services or receive products and services that may be of less value to our customers, which in turn could adversely affect our business and operating results. Furthermore, in the event that any federal or state regulators were to expand the scope of applicable laws and regulations or their application to include the certain endusers and information service providers, then our business and operating results could also be adversely affected.

The following existing federal and state laws could impact the growth and profitability of our business:

•

The Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the Federal Communications Commission under Title II of the Act, may impose federal licensing, reporting and other regulatory obligations on the Company, particularly in light of the Company’s acquisition of Marchex Voice Services.

•	Wiretapping/electronic eavesdropping laws.

•	Federal and state telemarketing laws including the Telephone Consumer Protection Act, the Telemarketing Consumer Fraud and Abuse Prevention Act and the rules and regulations promulgated thereunder.

•	Laws affecting telephone call recording and data protection, such as consent and personal data statutes.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $3.00 to $26.14 per share through December 31, 2009. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of December 31, 2009, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 92% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 93% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Our headquarters are located in Seattle, Washington and consist of approximately 52,000 square feet of leased office space expiring in March 2018. We also lease additional office space in Las Vegas, Nevada; New York, New York; and Philadelphia, Pennsylvania. These leases represent an aggregate of approximately 11,000 square feet of office space with lease terms expiring between November 2010 and March 2011. Our information technology systems are hosted and maintained in third party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

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

ITEM 4.	[REMOVED AND RESERVED].

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
Year ended December 31, 2008
First Quarter	$10.60	$7.51
Second Quarter	$13.66	$10.02
Third Quarter	$13.05	$9.96
Fourth Quarter	$10.07	$4.09
Year ended December 31, 2009
First Quarter	$6.01	$3.00
Second Quarter	$4.95	$3.00
Third Quarter	$5.11	$3.42
Fourth Quarter	$5.50	$4.19

Holders

As of March 8, 2010, there were 35,308,345 shares of common stock outstanding that were held by 87 stockholders of record. Of these shares:

•	10,786,403 shares were issued as Class A common stock, and as of this date were held by 4 stockholders of record; and

•	24,521,942 shares were issued as Class B common stock, and as of this date were held by 83 stockholders of record.

Dividends

In November 2006, we initiated a quarterly cash dividend at $0.02 per share of Class A common stock and Class B common stock. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.8 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such rate or at all.

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
Class B Common Shares:
October 1 - October 31, 2009	3,100		$4.90	3,100	944,841
November 1 - November 30, 2009	437,170	(2)	$4.51	434,468	510,373
December 1 - December 31, 2009	257,500		$4.79	257,500	2,252,873

Total Class B Common Shares	697,770		$4.61	695,068	2,252,873

(1)

We have established a share repurchase program which currently authorizes the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.

(2)	Includes 2,702 shares of restricted equity subject to vesting which were issued to a certain employee. We repurchased shares which were not already vested upon termination of employment.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marchex under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from December 31, 2004 through December 31, 2009 of cumulative total return for our Class B common stock, the NASDAQ Composite Index (the “NASDAQ Composite Index”) and the RDG Internet Composite Index (the “RDG Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2004 through 2009. The graph assumes that $100 was invested on December 31, 2004 in the Class B common stock of the Company, the NASDAQ Composite Index and the RDG Internet Composite Index and assumes reinvestment of any dividends. Such returns are based on historical results and are not intended to suggest future performance.

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Marchex, Inc.	$100.00	$107.10	$63.71	$52.05	$28.19	$25.00
NASDAQ Composite Index	$100.00	$101.33	$114.01	$123.71	$73.11	$105.61
RDG Internet Composite Index	$100.00	$105.16	$96.24	$129.33	$60.58	$119.79

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated financial data for the years ended December 31, 2005 and 2006 is derived from our audited consolidated financial statements which are not included in this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2007, 2008 and 2009, and the consolidated balance sheet data at December 31, 2008 and 2009, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.

The historical results are not necessarily indicative of the results to be expected in any future period.

Consolidated Statements of Operations Data:

	Year ended December 31,
	2005	2006	2007	2008	2009
Revenue	$94,995,847	$127,759,475	$139,390,659	$146,374,922	$93,261,201
Income (loss) from operations	$4,849,510	$551,860	$(3,037,360)	$(175,286,051)	$(3,570,231)
Net income (loss)	$3,907,806	$(443,637)	$(1,505,268)	$(127,863,628)	$(2,062,004)
Net income (loss) applicable to common stockholders	$1,502,026	$2,753,704	$(1,410,120)	$(127,903,366)	$(2,062,004)
Basic net income (loss) per share applicable to Class A and Class B common stockholders	$0.04	$0.07	$(0.04)	$(3.52)	$(0.07)
Diluted net income (loss) per share applicable to Class A and Class B common stockholders	$0.04	$(0.04)	$(0.04)	$(3.52)	$(0.07)
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	11,870,929	11,662,012	11,562,367	10,963,724	10,884,257
Class B	22,693,861	26,596,168	27,375,331	25,468,281	22,829,994
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	11,870,929	11,662,012	11,562,367	10,963,724	10,884,257
Class B	36,907,633	39,496,419	38,937,698	36,432,005	33,714,251

Consolidated Balance Sheet Data:

	December 31,
	2005	2006	2007	2008	2009
Cash and cash equivalents	$63,090,941	$46,105,827	$36,456,307	$27,418,396	$33,638,002
Working capital	$70,269,596	$56,787,483	$41,242,743	$34,987,716	$41,272,583
Total assets	$334,409,149	$333,387,836	$320,194,345	$170,269,787	$159,373,159
Other non-current liabilities	$489,790	$91,907	$105,370	$23,297	$1,005,444
Total liabilities	$13,795,557	$16,174,934	$18,305,870	$20,962,035	$17,948,228
Total stockholders' equity	$320,613,592	$317,212,902	$301,888,475	$149,307,752	$141,424,931
Cash dividends declared per common share	$—	$0.02	$0.06	$0.08	$0.08

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Marchex is a leading performance marketing company. We deliver call and click-based advertising products to tens of thousands of advertisers, ranging from small and medium-sized businesses to the Fortune 500.

We have a suite of technology-based products and services that facilitate the efficient and cost-effective marketing and selling of goods and services for local and national advertisers who want to sell their products online and offline; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Private-Label Suite of Products for Small and Medium-Sized Businesses. Our private-label suite of products for small and medium-sized businesses enables reseller partners of local advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell search marketing and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network, including leading search engines and our own proprietary traffic sources. By creating a solution for companies who have relationships with small and medium-sized businesses, it makes it easy for these small and medium-sized businesses to participate in online advertising. The search marketing services we offer to local advertisers through our marketing product suite for small and medium-sized businesses include products typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, pay-for-call, advertising campaign management, reporting, and analytics. The suite of products have the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local Web sites, mobile distribution and our own Publishing Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser’s Web site and completes a specified action. We also offer a private-label platform for publishers, separate and distinct from our marketing product suite for small and medium-sized businesses which enables them to monetize their Web sites with contextual advertising from their own customers or from our advertising relationships. We sell pay-per-click contextual advertising placements on specialized vertical and branded publisher Web sites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Call-Based Advertising Services. We deliver a variety of call-based advertising services to national advertisers, advertising agencies and small and medium-sized advertiser reseller partners. These services include pay-for-call, phone number provisioning, call tracking, call analytics, click-to-call, Web site proxying, and other phone call-based services which enable our customers to utilize online, mobile and offline advertising to drive calls as well as clicks into their businesses and to use call tracking to measure the effectiveness of both their online, mobile and offline advertising campaigns. Advertisers pay us a fee for each call they receive from call-based ads we distribute on our distribution network or for each phone number provisioned and a pre-negotiated rate per minute.

•

Publishing Network. We believe that our Publishing Network is a significant source of local information online. It includes more than 200,000 of our owned and operated Web sites focused on helping users find and make informed decisions about where to get local products and services. It features listings from more than 10 million local businesses in the U.S and millions of expert and user-generated reviews on local businesses. The more than 200,000 Web sites in our network include more than 75,000 U.S. ZIP code sites, such as 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites such as chicagodoctors.com, seattleautorepairs.com, bostonmortgage.com and others. Traffic to our Publisher Network is primarily monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based ad units, banner advertising and sponsorships.

•

Feed Management and Related Services. Through the end of 2009, we used our proprietary technology to crawl and extract relevant product content from advertisers’ databases and Web sites to create automated and highly-targeted product and service listings feed, which we delivered primarily into Yahoo!’s search submit product. Advertisers generally paid us a fixed price for each click they received on an advertisement or listing included in the feed. In addition and as a supplement to feed management services, we offered campaign management services to enable our advertisers to consolidate the purchasing, management, optimization and reporting from their search and vertical advertising campaigns across a large number of search engines, local Web sites and pay-per-click networks into one centralized location. Under these services advertisers paid us a pre-negotiated rate for each click they receive on their advertisement placed or managed as part of our campaign management services. Yahoo! discontinued its feed management service relationship with us effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management and related service offerings as of that date. We generated $7.5 million in revenues from feed management and related services for the year ended December 31, 2009. The impact on our financial statements attributable to our ending this service will be lessened by the relatively low operating margin attributable to this service given our revenue share arrangement with Yahoo! with respect thereto.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date. We have completed the following acquisitions since our inception:

•

On February 28, 2003, we acquired eFamily together with its direct wholly-owned subsidiary Enhance Interactive. eFamily was incorporated in Utah on November 29, 1999 under the name FocusFilter.com, Inc. Enhance Interactive was renamed Marchex Adhere PPC.

•	On October 24, 2003, we acquired TrafficLeader, which was incorporated in Oregon on January 24, 2000 under the name Sitewise Marketing, Inc. TrafficLeader was renamed Marchex Connect NA.

•	On July 27, 2004, we acquired goClick, which was incorporated in Connecticut on October 25, 2000.

•	On February 14, 2005, we acquired certain assets of Name Development, which was incorporated in the British Virgin Islands in July 2000.

•	On April 26, 2005, we acquired certain assets of Pike Street Industries, which was incorporated in Washington on March 6, 2002.

•	On July 27, 2005, we acquired IndustryBrains, which was incorporated in New York on January 31, 2002 and which was renamed Marchex Adhere SSC.

•	On May 1, 2006, we acquired certain assets of AreaConnect, which was formed in Delaware on June 5, 2002.

•	On May 26, 2006, we acquired certain assets of Open List, which was incorporated in Delaware on November 18, 2003.

•	On September 19, 2007, we acquired VoiceStar, which was incorporated in Pennsylvania on March 21, 1999 under the name TL Solutions, Inc. VoiceStar was renamed Marchex Voice Services.

We currently have offices in Seattle, Washington; Las Vegas, Nevada; Philadelphia, Pennsylvania; and New York, New York.

Acquisitions

We completed the following acquisition during 2007 and accounted for it as a business combination.

Marchex Voice Services

In September 2007, we acquired VoiceStar, Inc. which was renamed Marchex Voice Services (“Marchex Voice Services”) a provider of call-based advertising services for national advertisers and advertising agencies. The purchase price consideration consisted of:

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2007, 2008 and 2009.

Revenue

We currently generate revenue through our suite of services, including our private-label suite of products for small and medium-sized businesses, pay-per-click advertising, call-based advertising services, publishing network, and historically our feed management and related services.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, pay-for-call services, cost-per-action services and historically our feed management and related services. These primary sources amounted to greater than 78% of our revenues in all periods presented. Our secondary sources of revenue are our campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 22% of our revenues in all periods presented. We have no barter transactions.

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

Performance-Based Advertising Services

In providing pay-per-click and call-based advertising services, we generate revenue upon our delivery of qualified and reported click-throughs or phone calls to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each click-through or phone call, which occurs when an online user clicks on or makes a phone call based on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, our portfolio of owned Web sites, other targeted Web-based content and mobile and offline sources. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed.

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

In providing feed management services, advertisers pay for their Web pages and product databases to be crawled, or searched, and included in search engine, directory and product shopping engine results within our distribution network. Generally, the feed management listings are presented in a different section of the Web page than the pay-per-click listings. For this service, revenue is generated when an online user clicks on a feed management listing from search engine, directory or product shopping engine results. Each click-through on an advertisement listing represents a completed transaction for which the advertiser pays for on a per-click basis. The placement of a feed management result is largely determined by its relevancy, as determined by the distribution partner. Yahoo! discontinued its feed management service relationship with us effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management and related service offerings as of that date.

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

Outsourced Search Marketing Platforms

We generate revenue from reseller partners and publishers utilizing our web-based technologies. We are paid a management or agency fee based on the total amount of the purchase made by the advertiser. The partners or publishers engage the advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

Industry and Market Factors

We enter into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount per click-through or for each phone call on these listings. The level of click-throughs and phone calls contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to grow will be impacted by our ability to increase our distribution, which impacts the number of Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert clicks and calls from these Internet users into completed transactions, such as a purchase or sign up. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services.

We anticipate that these variables will fluctuate in the future, affecting our ability to grow and our financial results. In particular, it is difficult to project the number of click-throughs or phone calls we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per click-through or phone call. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets, including due to the economic uncertainty resulting from recent disruptions in global financial markets.

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

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

These variable payments are often subject to minimum payment amounts per click-through or phone call. Other payment structures that to a lesser degree exist include:

•	fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid click-throughs or phone calls; and

•	a combination arrangement with both fixed and variable amounts that may be paid in advance.

We expense user acquisition costs based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments with minimum guaranteed amounts of usage are expensed as the greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share. Agreements with variable payments based on a percentage of revenue, number of paid click-throughs, phone calls or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

Stock-Based Compensation

We follow FASB ASC 718 (previously Financial Accounting Standards Board’s (FASB) Statements of Financial Accounting Standards (SFAS) 123R, Share-Based Payment) and account for stock-based compensation under the fair value method. As a result, stock-based compensation consists of the following:

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

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date.

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from available carrybacks or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, available carrybacks and projections of future taxable income, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on available carrybacks and projections of future taxable income, the Company expects to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

As of December 31, 2009, we have net deferred tax assets of $53.6 million, relating to the impairment of goodwill, amortization of intangibles assets, net operating loss carryforwards and certain other temporary differences. As of December 31, 2009, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realizable and accordingly, have recorded a valuation allowance of $3.6 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2009, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2008 and 2009, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

As of December 31, 2008 and 2009, we had certain tax effected state and foreign net operating loss carryforwards of approximately $2.5 million and $3.6 million, respectively. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state and foreign net operating loss carryforwards as of December 31, 2009.

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

Comparison of the year ended December 31, 2008 (2008) to the year ended December 31, 2009 (2009) and comparison of the year ended December 31, 2007 (2007) to the year ended December 31, 2008 (2008).

Revenue.

The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2007	2008	2009
Partner and Other Revenue Sources	$89,385,226	$77,284,284	$61,698,440
Publishing Network	50,005,433	69,090,638	31,562,761

Total Revenue	$139,390,659	$146,374,922	$93,261,201

2008 to 2009

Our partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, other targeted Web-based content, mobile and offline sources. We generate revenue upon delivery of qualified and reported click-throughs or phone calls to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their online user traffic. Other revenues include our call provisioning and call tracking services, campaign management services, natural search optimization services and outsourced search marketing platforms.

Our publishing network revenues are generated from our portfolio of owned Web sites which are monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based ad units, banner advertising and sponsorships. When an online user navigates to one of our Web sites and clicks on a particular listing or completes the specified action, we receive a fee.

Revenue decreased 36%, from $146.4 million in 2008 to $93.3 million in 2009. The decrease in partner network and other revenues was primarily attributable to a more than $15.5 million decrease in pay-per-click revenues due in part to approximately 3,000 fewer advertisers spending on our partner network and lower advertiser spend budgets. Additionally there was a $4.9 million decrease attributable to less traffic volume from domain name owners who are distribution partners utilizing our third-party content platform, including a net decline of less than 5 distribution partners comparing the year ended December 31, 2009 to the same period ended in 2008. These decreases were partially offset by our adding more than $4.8 million in revenue from our private label suite of products for small and medium-sized businesses and call-based advertising services during this period which were primarily attributable to an increase in the revenues we generated from advertisers utilizing our private label suite of products and call-based advertising services.

Publishing network revenue decreased primarily due to $6.4 million lower revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo! The remainder of such decrease was largely due to lower revenues for cost-per-actions from resellers such as AT&T, Dex One Corporation, SuperMedia Inc., Yellowbook USA Inc., WhitePages, Inc., Vantage Media, LLC and Intelius, Inc., particularly related to our local search and directory Web sites. The year ended December 31, 2009 was also impacted by $1.6 million of revenue we did not recognize for services, in part because of limited collectability assurance from certain advertiser resellers, including due to the bankruptcy filings of SuperMedia and Dex One.

Under our arrangement with AT&T, we generate revenues from our private-label suite of products for small and medium-sized businesses to sell search marketing packages and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. AT&T and Yahoo! in 2008 accounted for 13% and 11%, respectively, of our total revenues compared to 20% and 11%, respectively, in 2009. As noted above, revenues from SuperMedia and Intelius are primarily related to our local search and directory Web sites and revenues decreased from $15.9 million and $19.3 million, respectively, in 2008, to $2.8 million and $10.5 million, respectively, in 2009. Our arrangement with Intelius expires at the end of March 2010 and there are no assurances we will be able to renew or extend the arrangement.

Effective December 31, 2009 Yahoo! discontinued its feed management service relationship with us as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management service offering as of that date. We generated $7.5 million in revenues from this service and related feed management services in 2009. The impact on our financial statements attributable to our ending this service will be lessened by the relatively low operating margin attributable to this service given our revenue share arrangement with Yahoo! with respect thereto.

Excluding feed management services, unless economic conditions deteriorate further, in the near term we expect advertisers and resellers to have relatively stable advertising and marketing service budgets compared to the fourth quarter of 2009.

2007 to 2008

Revenue increased 5%, from $139.4 million in 2007 to $146.4 million in 2008. The increase in revenues was primarily attributable to publishing network sources, including our portfolio of more than 200,000 Web sites. The majority of the revenues from our publishing network sources are attributable to the Name Development, Pike Street and AreaConnect portfolios of Web sites. Substantially all of the publishing network revenue increase was attributable to an increase in the average revenue per advertiser. Revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites decreased in 2008, in part as we experienced more demand and revenue growth for cost-per-actions from reseller partners such as AT&T, Dex One, SuperMedia, Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media, LLC and Intelius, Inc., particularly related to our local search and directory Web sites. The partner network and other revenues were affected by our adding more than 10,000 accounts to our private label suite of products for small and medium-sized businesses and call-based advertising platforms which were primarily attributable to an increase of $12.5 million in the revenues we generated from reseller partners related to our private label suite of products for small and medium-sized businesses and call-based advertising services. These revenue increases were offset by a $10.0 million decrease attributable to less traffic volume from domain name owners who are distribution partners utilizing our third-party content platform including a net decline of fifteen distribution partners from domain name owners comparing the year ended December 31, 2008 to the same period ended in 2007. A portion of the decrease was also attributable to lower pay-per-click revenues due in part to more than 6,000 fewer advertisers spending on our partner network.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of click-throughs and calls performed by users of our service through our distribution partners and proprietary traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our Web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of click-throughs and phone calls we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per click-through or phone call. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets due to the evolving market conditions. In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results.

Expenses

Expenses were as follows:

	Years ended December 31,
	2007	% of revenue	2008	% of revenue	2009	% of revenue
Service costs	70,901,141	51%	66,022,359	45%	47,632,864	51%
Sales and marketing	24,962,682	18%	31,951,963	22%	17,890,196	19%
Product development	12,018,010	9%	17,485,518	12%	14,477,906	16%
General and administrative	17,777,790	13%	19,652,781	13%	16,049,461	17%
Amortization of acquired intangible assets	16,390,348	12%	13,957,728	10%	5,492,850	6%
Impairment of goodwill	—	0%	169,299,000	116%	—	0%
Impairment of intangible assets	—	0%	7,424,706	5%	—	0%
Facility relocation	121,124	0%	—	0%	—	0%

We follow FASB ASC 718 and record stock-based compensation expense under the fair value method. In 2009, we recorded $9.6 million of stock-based compensation expense as compared to $11.4 million in 2008 and $10.3 million in 2007. This stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Years ended December 31,
	2007	2008	2009
Service costs	$285,329	$493,023	$473,575
Sales and marketing	565,445	1,681,815	1,400,470
Product development	1,732,880	1,664,467	591,892
General and administrative	7,725,515	7,511,272	7,131,395

Total stock-based compensation	$10,309,169	$11,350,577	$9,597,332

See Note 7 (c)—“Stock Option Plan” of the consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 28% from $66.0 million in 2008 to $47.6 million in 2009. The decrease was primarily attributable to a decrease in payments to distribution partners, Internet domain amortization, royalties, personnel costs, payment processing fees and stock-based compensation of $19.0 million offset by an increase in other costs, fees paid to outside service providers, depreciation and facility costs of $750,000.

Service costs decreased 7% from $70.9 million in 2007 to $66.0 million in 2008. The decrease was primarily attributable to a decrease in payments to distribution partners, payment processing fees and royalties of $13.0 million offset by an increase in facility, co-location, depreciation and amortization, registration fees and Internet domain amortization and other costs of $5.6 million and an increase in personnel and stock-based compensation of $2.5 million.

Service costs represented 51% of revenue in 2009 compared to 45% in 2008 and 51% in 2007. The 2009 increase as a percentage of revenue in service costs as compared to 2008 was primarily a result of an increase in the proportion of revenue attributable to our partner and other revenue sources for which there are related distribution partner payments as compared to our proprietary traffic revenue. Payments to feed management and pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. The 2008 decrease as a percentage of revenue in service costs as compared to 2007 was primarily a result of a larger proportion of revenue from proprietary traffic sources for which there are no related distribution partner payments. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners.

To the extent that payments to pay-per-click services, pay-for-call or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our publishing network sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our publishing network sources have no corresponding distribution partner payments. To the extent our publishing network sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses decreased 44% from $32.0 million in 2008 to $17.9 million in 2009. As a percentage of revenue, sales and marketing expenses were 22% and 19% for 2008 and 2009, respectively. The net decrease in dollars was related primarily to a decrease in online and outside marketing activities. Although online and outside marketing activities have been lower, we expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives and therefore such expenses may be higher in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

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

Product Development. Product development expenses decreased 17%, from $17.5 million in 2008 to $14.5 million in 2009. As a percentage of revenue, product development expenses were 12% and 16% for 2008 and 2009, respectively. The decrease in dollars was primarily due to a decrease in fees paid to outside service providers, stock compensation and personnel costs of $3.0 million. The 2009 increase as a percentage of revenue in product development expense as compared to 2008 was primarily a result of an increase in the proportion of personnel costs relative to revenue. In the near term, we do not expect significant changes to our product development expenditures. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

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

General and Administrative. General and administrative expenses decreased 19%, from $19.7 million in 2008 to $16.0 million in 2009. The decrease was primarily due to a decrease in personnel costs, bad debt, stock-based compensation, fees paid to outside service providers, depreciation and other costs of $3.7 million. As a percentage of revenue, general and administrative expenses were 13% and 17% for 2008 and 2009, respectively. We do not expect significant changes to our general and administrative expenses in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance.

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 61%, from $14.0 million in 2008 to $5.5 million in 2009. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2008 and 2009.

Intangible amortization expense decreased 15%, from $16.4 million in 2007 to $14.0 million in 2008. The decrease was related to certain of our intangible assets being fully amortized partially offset by an increase related to the Marchex Voice Services acquisition in 2007. During 2008, the components of amortization of intangibles were service costs of $12.5 million, sales and marketing of $1.2 million and general and administrative of $267,000.

All assets and liabilities obtained in our acquisitions were recorded at their estimated fair values on their respective acquisition dates. The identified intangibles amounted to $84.1 million, aggregate acquisition fair value as of December 31, 2009, and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points during the year ended December 31, 2009, our stock price approached or dropped below the then book value per share. If the our stock price were to trade below book value per share for an extended period of time and/or we experienced downward trends in the overall economic environment and/or changes in the business itself, including changes in projected earnings and cash flows, we may need to recognize an impairment of all or some portion of our goodwill and other intangible assets.

Impairment of goodwill. In the fourth quarter of 2008, we performed our annual impairment testing in accordance with FASB ASC 350 (previously SFAS No. 142, Goodwill and Other Intangible Assets). As a result of this testing, we recorded a $169.3 million non-cash impairment charge on goodwill. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in current market multiples and our stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for the markets where we operate. No impairment of significance of goodwill has been identified in 2009.

Impairment of intangible assets. In the fourth quarter of 2008 in conjunction with our annual impairment testing of goodwill and in light of the then current macroeconomic environment and significant decrease in market capitalization we also performed a review on certain of our intangible assets under FASB ASC 360 (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). As a result we recorded a $7.4 million non-cash impairment charge on certain technology and domain assets. The impairment charge resulted from the weakness in the U.S. financial markets, decreases in our cash flow forecasts in the markets where we operate and changes in the planned utilization of such assets. No impairment of significance of our intangible assets has been identified in 2009.

Facility Relocation. In April 2007, we subleased one of our office locations. In connection with the sublease, we recognized approximately $121,000 for the future obligations of non-cancelable lease and other costs related to the office.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $4.7 million in 2009 and was attributable to the sales and disposals of Internet domain name and other intangible assets. The gain on sales and disposals of intangible assets, net was $283,000 and $4.1 million during 2007 and 2008, respectively.

Other Income, net. Other income, net decreased from $1.5 million of income in 2008 to ($17,000) of expense in 2009. The decrease in other income, net during 2009 was primarily due to $891,000 of non-recurring income being recorded in 2008 related to service fees on inactive customer accounts and cash received related to a litigation settlement, in addition to lower interest income as a result of the lower average cash balances, resulting from the Class B common stock repurchases, and lower interest rates. Other income decreased 41%, from $2.5 million in 2007 to $1.5 million in 2008. The decrease was primarily a result of lower average cash balances, resulting from Class B common stock repurchases and lower interest rates partially offset by $891,000 for services fees on inactive customer accounts and cash received related to a litigation settlement.

Income Taxes. Income tax benefit in 2008 was $45.9 million compared to $1.5 million in 2009. In 2008, the effective tax rate benefit of 26% differed from the expected tax rate of 35% due primarily to the non-deductible goodwill impairment and other items such as non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, state income taxes, and other amounts. In 2009, we completed an analysis and recorded an adjustment totaling $1.3 million to reflect updated filings for research and experimentation credits for the period 2005 through 2009. In addition, our effective tax rate benefit of 43% differed from the expected effective tax rate of 35% due to the research and experimentation credit, partially offset by restricted stock and incentive stock options recorded under the fair-value method, state income taxes, and other non-deductible amounts.

Income tax expense in 2007 was $960,000 compared to an income tax benefit of $45.9 million in 2008. In 2007, the effective tax rate of 176% differed from the expected tax rate of 35% due to non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, state income taxes, and other non-deductible amounts.

During 2007, 2008 and 2009, we recognized excess tax benefits (deficits) on stock option exercises and restricted stock vesting of approximately $2.8 million, $266,000 and ($1.8 million) respectively, which were recorded to additional paid in capital.

Convertible Preferred Stock Dividends, Conversion Payment, and (Discount) Premium on Preferred Stock Redemption, net. The convertible preferred stock dividends and discount on preferred stock redemption, net, decreased from $40,000 in 2008 to $0 in 2009. The decrease was due to the redemption of all outstanding preferred stock in October 2008. In 2008, there was $40,000 which was primarily related to convertible preferred stock dividends. In 2007, there was $69,000 of convertible preferred stock dividends and $164,000 discount on preferred stock redemption in connection with our repurchase of 4,000 shares of preferred stock outstanding at a price of $195.00 per share (plus commissions).

Net Loss Applicable to Common Stockholders. The net loss applicable to common stockholders decreased from $127.9 million in 2008 to $2.1 million in 2009, primarily due to the non-recurring impairment of goodwill and intangible assets in 2008 offset by a decrease in 2009 revenue compared to 2008 and resulting lower operating contribution. The net loss applicable to common stockholders increased from $1.4 million in 2007 to $127.9 million in 2008, primarily attributable to an impairment of goodwill and intangible assets in the fourth quarter of 2008 of $176.7 million.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters ended December 31, 2009. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

	Quarter Ended
	Mar 31, 2008	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009	June 30, 2009	Sept 30, 2009	Dec 31, 2009
Consolidated Statement of Operations:
Revenue	$37,042,327	$37,363,887	$37,157,530	$34,811,178	$26,570,949	$21,081,073	$22,171,794	$23,437,385

Expenses:
Service costs (1), (2)	18,887,315	17,414,301	15,443,871	14,276,872	11,861,694	11,024,516	12,048,245	12,698,410
Sales and marketing (1), (2)	6,971,748	7,896,035	8,462,898	8,621,282	7,588,915	3,682,352	3,213,946	3,404,982
Product development (1), (2)	4,187,104	4,252,469	4,750,136	4,295,809	4,154,200	3,446,317	3,369,290	3,508,099
General and administrative (1), (2)	4,959,109	5,074,875	5,156,542	4,462,255	4,070,540	3,987,195	3,997,361	3,994,365
Amortization of intangible assets from acquisitions (3)	4,052,362	3,661,275	3,165,566	3,078,525	2,134,966	1,334,585	1,211,328	811,971

Total operating expenses	39,057,638	38,298,955	36,979,013	34,734,743	29,810,315	23,474,965	23,840,170	24,417,827

Impairment of goodwill (4)	—	—	—	(169,299,000)	—	—	—	—
Impairment of intangible assets (4)	—	—	—	(7,424,706)	—	—	—	—
Gain on sales and disposals of intangible assets, net	144,691	2,010,576	1,611,341	366,474	930,239	854,616	1,048,113	1,878,877

Income (loss) from operations	(1,870,620)	1,075,508	1,789,858	(176,280,797)	(2,309,127)	(1,539,276)	(620,263)	898,435
Other income (expense):
Interest income	287,149	162,633	149,592	74,297	16,154	12,516	13,016	18,757
Interest and line of credit expense	(3,324)	(30,907)	(28,259)	(28,378)	(13,912)	(31,581)	(26,709)	(26,337)
Other (5)	501	1,354	877,885	13,523	12,915	126	50	8,442

Total other income (expense)	284,326	133,080	999,218	59,442	15,157	(18,939)	(13,643)	862

Income (loss) before provision for income taxes	(1,586,294)	1,208,588	2,789,076	(176,221,355)	(2,293,970)	(1,558,215)	(633,906)	899,297
Income tax expense (benefit) (4) (6)	(339,953)	733,229	1,431,120	(47,770,753)	(620,933)	(390,058)	(1,376,830)	863,031

Net income (loss)	(1,246,341)	475,359	1,357,956	(128,450,602)	(1,673,037)	(1,168,157)	742,924	36,266
Convertible preferred stock dividends and (discount) premium preferred stock redemption, net	(10,888)	(33,697)	11,928	72,395	—	—	—	—

Net income (loss) applicable to common stockholders	$(1,235,453)	$509,056	$1,346,028	$(128,522,997)	$(1,673,037)	$(1,168,157)	$742,924	$36,266

(1) Excludes amortization of intangible assets from acquisitions (2) Includes stock-based compensation as follows:
Service costs	$139,571	$86,087	$188,564	$78,801	$94,510	$102,546	$120,505	$156,014
Sales and marketing	530,710	326,004	587,014	238,087	457,854	524,655	239,528	178,433
Product development	410,709	396,289	553,013	304,456	183,405	115,027	180,493	112,967
General and administrative	1,986,482	1,860,856	1,919,405	1,744,529	1,716,258	1,795,853	1,785,936	1,833,348

Total	$3,067,472	$2,669,236	$3,247,996	$2,365,873	$2,452,027	$2,538,081	$2,326,462	$2,280,762

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$3,379,029	$3,179,686	$2,970,010	$2,990,998	$2,101,633	$1,323,474	$1,211,328	$811,971
Sales and marketing	548,333	406,111	162,223	54,193	—	—	—	—
General and administrative	125,000	75,478	33,333	33,334	33,333	11,111	—	—

Total	$4,052,362	$3,661,275	$3,165,566	$3,078,525	$2,134,966	$1,334,585	$1,211,328	$811,971

(4)	Fourth quarter 2008 includes a $169.3 million non-cash impairment charge on goodwill and a $7.4 million non-cash impairment charge on certain technology and domain assets as a result of our annual impairment testing of goodwill and impairment review on certain of our intangible assets. As a result of the impairment charges we recognized a $48.0 million income tax benefit.
(5)	Third quarter 2008 includes $877,000 of cash related to a litigation settlement and service fees on inactive customer accounts.
(6)	Third quarter 2009 includes a $1.3 million income tax benefit to reflect updated filings for research and experimentation credits for the period 2005 through 2009.

Liquidity and Capital Resources

As of December 31, 2008 and 2009, we had cash and cash equivalents of $27.4 million and $33.6 million, respectively. As of December 31, 2009, we had contractual obligations of $15.2 million of which $11.9 million is for rent under our facility operating leases.

Cash provided by operating activities primarily consists of a net loss adjusted for certain non-cash items such as amortization and depreciation, income and excess tax benefit from stock options, stock-based compensation, facility relocation amounts, gain on sale of intangible assets net, impairment of goodwill, impairment of intangible assets, deferred income taxes and changes in working capital.

Cash provided by operating activities for the year ended December 31, 2009 of approximately $17.1 million consisted primarily of a net loss of $2.1 million adjusted for non-cash items of $26.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and excess income tax benefit related to stock options and approximately $7.2 million used in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2008 of approximately $26.5 million consisted primarily of a net loss of $127.9 million adjusted for non-cash items of $164.6 million, which includes $169.3 million for the impairment of goodwill and $7.4 million for the impairment of intangible assets, partially offset by a deferred tax benefit of $49.6 million. Other non-cash items also included depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation and excess income tax benefit related to stock options and approximately $10.2 million used in working capital and other activities such as decreases in restricted cash for credit card authorization agencies. Cash provided by operating activities for the year ended December 31, 2007 of approximately $37.1 million consisted primarily of a net loss of $1.5 million adjusted for non-cash items of $30.3 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and excess income tax benefit related to stock options and approximately $8.3 million used in working capital and other activities such as decreases in restricted cash for credit card authorization agencies.

With respect to a significant portion of our pay-per-click and call-based advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related click-throughs or phone calls with the corresponding payments to the distribution partners who provide placement for the listings generally made only after our delivery of a click-through or phone call. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs or phone calls. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in 2007, 2008 and 2009. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

We have payment arrangements with reseller partners particularly related to our proprietary traffic sources or local online advertising platforms, such as AT&T, Dex One Corporation, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media LLC and Intelius, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the year and as of December 31, 2009 amounts from these partners along with Yahoo! totaled 58% of revenue and $10.0 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at December 31, 2009 from Yahoo!, AT&T, SuperMedia and Intelius totaled $1.6 million, $6.3 million, $153,000 and $869,000, respectively.

SuperMedia and Dex One and its subsidiaries have recently consummated reorganizations under Chapter 11 of the U.S. Bankruptcy Code. SuperMedia and Dex One accounted for $2.8 million and $1.1 million of revenue, respectively, for the year ended December 31, 2009. We did not recognize an aggregate of $1.6 million in revenue related to services delivered to SuperMedia and Dex One in light of collectibility considerations for the year ended December 31, 2009 and we do not presently anticipate recognizing such revenue in the future based on the terms of their plans of reorganization. The extent of our future business relationships with SuperMedia and Dex One is uncertain.

Cash provided by investing activities for the year ended December 31, 2009 of approximately $2.5 million was primarily attributable to proceeds from the sales of intangible assets of approximately $4.9 million primarily offset by net purchases for property and equipment of $2.4 million. Cash provided by investing activities for the year ended December 31, 2008 of approximately $782,000 was primarily attributable to proceeds from the sales of intangible assets of approximately $4.4 million offset by net purchases for property and equipment of $3.3 million, and purchases for Internet domain names or Web sites of approximately $208,000 and payments for the Marchex Voice Services acquisition of approximately $128,000. Cash used in investing activities for the year ended December 31, 2007 of approximately $27.0 million was primarily attributable to the payment for the Marchex Voice Services acquisition totaling approximately $13.5 million, purchases for Internet domain names or Web sites of approximately $10.8 million and net purchases for property and equipment of $3.4 million, offset by proceeds from the sales of intangible assets of approximately $688,000.

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

Cash used in financing activities for the year ended December 31, 2009 of approximately $13.5 million was primarily attributable to the repurchase of 2.8 million shares of Class B common stock for treasury stock totaling approximately $10.7 million, and common stock dividend payments of $2.9 million, partially offset by net proceeds of approximately $131,000 from the sale of stock through employee stock options and employee stock plan purchases and $69,000 of excess tax benefits related to stock options. Cash used in financing activities for the year ended December 31, 2008 of approximately $36.3 million was primarily attributable to the repurchase of 3.8 million shares of Class B common stock for treasury stock and 6,000 shares of preferred stock totaling approximately $32.6 million and $1.4 million, respectively, and common stock and preferred dividend payments of $3.2 million, partially offset by net proceeds of approximately $1.0 million from the sale of stock through employee stock options, employee stock purchases and the issuance of restricted stock to employees and $61,000 of excess tax benefit related to stock options. Cash used in financing activities for the year ended December 31, 2007 of approximately $19.7 million was primarily attributable to the repurchase of 2.3 million shares of Class B common stock for treasury stock and 4,000 shares of preferred stock totaling approximately $22.1 million and

$732,000, respectively, and common stock and preferred dividend payments of $3.4 million, partially offset by net proceeds of approximately $4.0 million from the sale of stock through employee stock options, employee stock purchases and the issuance of restricted stock to employees and $2.6 million of excess tax benefit related to stock options.

The following table summarizes our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$11,933,268	$874,465	$2,551,039	$3,088,158	$5,419,606
Capital leases	6,179	6,179	—	—	—
Other contractual obligations (2)	3,268,991	$1,817,228	1,451,763	—	—

Total contractual obligations (1)	$15,208,438	$2,697,872	$4,002,802	$3,088,158	$5,419,606

(1)

In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.

(2)	Our tax contingencies are not included due to their uncertainty.

During 2008 and 2009, we paid approximately $206,000 and $12,000, respectively, for the purchase of additional Internet domains or Web sites. In the near term, we do not expect significant cash outlays for Internet domains although we do expect some outlays as we expect to continue acquiring Internet domains or Web sites in the normal course of business as we grow our proprietary network of Web sites.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of December 31, 2009, we had no borrowings under the credit agreement. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. In February 2008, our Board of Directors authorized an increase in the share repurchase program to provide for the repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. In August 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In December 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 7 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In February 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In December 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This share repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2008, approximately 3.8 million shares of Class B common stock were repurchased under the share repurchase program. During the year ended December 31, 2009, approximately 2.8 million shares of Class B common stock were repurchased under the share purchase program. In 2010, we have repurchased approximately $1.8 million of Class B common stock to date.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. Quarterly dividends were paid on February 15, 2008, May 15, 2008, August 15, 2008 and November 17, 2008 to Class A and Class B common stockholders of record as of the close of business on February 4, 2008, May 2, 2008, August 4, 2008 and November 6, 2008, respectively. For 2009, quarterly dividends were paid on February 17, May 15, August 17 and November 16 to Class A and Class B common stockholders of record as of the close of business of February 6, May 4, August 7 and November 6, respectively. Total dividends paid in 2009 were approximately $2.9 million. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.8 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors.

Based on our operating plans we believe that existing resources and cash flow provided by ongoing operations will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our Company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach local consumers across online, mobile and offline sources. The primary revenue driver has been performance-based advertising, which includes pay-per-click advertising, call-based advertising services, cost-per-action services and feed management and related services. For pay-per-click advertising, pay-for-call and feed management and related services, revenue is recognized upon our delivery of qualified and reported click-throughs or phone calls to our advertisers or advertising service providers’ listing which occurs when an online, offline or mobile user clicks on or makes a phone call based on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through or phone call on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, third-party vertical and branded Web sites, mobile and offline sources, and our portfolio of owned Web sites, on which we include our advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per click-through or phone call on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC 605 (previously Emerging Issues Task Force Issue (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent), the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

We apply FASB ASC 605 (previously EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables), to account for revenue arrangements with multiple deliverables. FASB ASC 605 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

We apply the provisions of FASB ASC 350 (previously SFAS No. 142, Goodwill and Other Intangible Assets). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360 (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset SFAS 144).

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

In the fourth quarter of 2008 we performed our annual goodwill impairment testing in accordance with FASB ASC 350 and in light of the then adverse macroeconomic environment and significant decrease in market capitalization. We also performed a review on certain of our intangible assets under FASB ASC 360. As a result of this testing, we recorded $176.7 million pre-tax impairment charge on goodwill and intangible assets in the fourth quarter of 2008. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in market multiples and the company’s stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for us and the markets in which we operate. Certain technology and domain assets were written-down due to the decreased cash flow forecasts and planned utilization of the assets. The impairment charges will not result in any current or future cash expenditures.

No impairment of significance of our intangible assets has been identified in 2009. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

Any future additional impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Stock-Based Compensation

FASB ASC 718 requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options and restricted stock issuances based on estimated fair values. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.

We use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 7 (c)—“Stock Option Plan” in the consolidated financial statements for additional information.

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

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date.

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from available carrybacks or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, available carrybacks and projections of future taxable income, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets have arisen due to deductions taken in our financial statements related to the impairment of goodwill and amortization of intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on available carrybacks and projections of future taxable income the Company expects to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

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

As of December 31, 2009, we have net deferred tax assets of $53.6 million, relating to the impairment of goodwill, amortization of intangibles assets, net operating loss carryforwards and certain other temporary differences. As of December 31, 2009, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realizable and accordingly, have recorded a valuation allowance of $3.6 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2009, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2008 and 2009, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

As of December 31, 2008 and 2009, we had certain tax effected state and foreign net operating loss carryforwards of approximately $2.5 million and $3.6 million, respectively. We do not have a history of taxable income in the relevant jurisdiction and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state and foreign net operating loss carryforwards as of December 31, 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009–No. 13 Multiple-Deliverable Revenue Arrangements, which amends FASB ASC 605 Revenue Recognition. This provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to and plans to adopt the provisions of this update beginning in the first quarter of 2011. The Company is currently assessing the impact of the adoption of ASU 2009–No. 13.

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

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions. During the years ended December 31, 2008 and 2009, the effects of changes in interest rates on the fair market value of our investments and our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries as of December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marchex, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2010 expressed an unqualified opinion on the effectiveness of Marchex, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited Marchex, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marchex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Marchex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 9, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 9, 2010

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$27,418,396	$33,638,002
Accounts receivable, net	21,734,291	14,783,429
Prepaid expenses and other current assets	2,642,607	3,463,430
Refundable taxes	3,042,288	5,380,029
Deferred tax assets	1,088,872	950,477

Total current assets	55,926,454	58,215,367
Property and equipment, net	5,615,396	5,051,717
Deferred tax assets	56,784,228	52,690,910
Intangible and other assets, net	6,665,562	3,667,398
Goodwill	35,475,782	35,438,289
Intangible assets from acquisitions, net	9,802,365	4,309,478

Total assets	$170,269,787	$159,373,159

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,351,123	$8,763,090
Accrued expenses and other current liabilities	6,331,709	6,158,966
Deferred revenue	2,255,906	2,020,728

Total current liabilities	20,938,738	16,942,784
Other non-current liabilities	23,297	1,005,444

Total liabilities	20,962,035	17,948,228

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value. Authorized 137,500,000 shares;
Class A: 12,500,000 shares authorized; 11,221,716 and 10,959,216 shares issued and outstanding, respectively, at December 31, 2008; 11,131,716 and 10,869,216 shares issued and outstanding, respectively, at December 31, 2009	112,217	111,317
Class B: 125,000,000 shares authorized; 28,673,564 and 26,093,848 shares issued and outstanding, respectively, at December 31, 2008, including 2,348,968 of restricted stock at December 31, 2008; and 25,193,875 and 24,499,205 shares issued and outstanding, respectively, at December 31, 2009, including 2,541,802 of restricted stock at December 31, 2009	286,736	251,939
Treasury stock: 2,579,716 shares outstanding at December 31, 2008 and 694,670 shares outstanding at December 31, 2009	(15,392,921)	(3,204,884)
Additional paid-in capital	299,925,762	281,952,605
Accumulated deficit	(135,624,042)	(137,686,046)

Total stockholders’ equity	149,307,752	141,424,931

Total liabilities and stockholders’ equity	$170,269,787	$159,373,159

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2007	2008	2009
Revenue	$139,390,659	$146,374,922	$93,261,201

Expenses:
Service costs (1), (2)	70,901,141	66,022,359	47,632,864
Sales and marketing (1), (2)	24,962,682	31,951,963	17,890,196
Product development (1), (2)	12,018,010	17,485,518	14,477,906
General and administrative (1), (2)	17,777,790	19,652,781	16,049,461
Amortization of intangible assets from acquisitions (3)	16,930,348	13,957,728	5,492,850
Facility relocation	121,124	—	—

Total operating expenses	142,711,095	149,070,349	101,543,277
Impairment of goodwill	—	(169,299,000)	—
Impairment of intangible assets	—	(7,424,706)	—
Gain on sales and disposals of intangible assets, net	283,076	4,133,082	4,711,845

Loss from operations	(3,037,360)	(175,286,051)	(3,570,231)
Other income (expense):
Interest income	2,504,772	673,671	60,443
Interest and line of credit expense	(9,142)	(90,868)	(98,539)
Other	(3,137)	893,263	21,533

Total other income (expense)	2,492,493	1,476,066	(16,563)

Loss before provision for income taxes	(544,867)	(173,809,985)	(3,586,794)
Income tax expense (benefit)	960,401	(45,946,357)	(1,524,790)

Net loss	(1,505,268)	(127,863,628)	(2,062,004)
Convertible preferred stock dividends, conversion payment and (discount) premium on preferred stock redemption, net	(95,148)	39,738	—

Net loss applicable to common stockholders	$(1,410,120)	$(127,903,366)	$(2,062,004)

Basic and diluted net loss per share applicable to Class A and Class B common stockholders	$(0.04)	$(3.52)	$(0.07)
Dividends paid per share	$0.08	$0.08	$0.08
Shares used to calculate basic net loss per share applicable to common stockholders
Class A	11,562,367	10,963,724	10,884,257
Class B	27,375,331	25,468,281	22,829,994
Shares used to calculate diluted net loss per share applicable to common stockholders
Class A	11,562,367	10,963,724	10,884,257
Class B	38,937,698	36,432,005	33,714,251

(1) Excludes amortization of intangible assets from acquisitions.
(2) Includes stock-based compensation as follows:
Service costs	$285,329	$493,023	$473,575
Sales and marketing	565,445	1,681,815	1,400,470
Product development	1,732,880	1,664,467	591,892
General and administrative	7,725,515	7,511,272	7,131,395

Total	10,309,169	11,350,577	9,597,332

(3) Components of amortization of intangible assets from acquisitions:
Service costs	$13,077,239	$12,519,723	$5,448,406
Sales and marketing	2,748,889	1,170,860	—
General and administrative	1,104,220	267,145	44,444

Total	$16,930,348	$13,957,728	$5,492,850

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Convertible preferred stock		Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2006	9,758	$2,342,884	11,659,216	$119,217	27,636,055	$276,361	—	$—	$320,607,113	$(6,132,673)	$317,212,902

Issuance of common stock upon exercise of stock options	—	—	—	—	1,018,779	10,188	—	—	3,672,190	—	3,682,378
Income tax benefits of option exercises	—	—	—	—	—	—	—	—	2,783,120	—	2,783,120
Issuance of common stock under employee stock purchase plan	—	—	—	—	4,219	42	—	—	48,390	—	48,432
Issuance of restricted stock to employees	—	—	—	—	2,512,000	25,120	—	—	—	—	25,120
Issuance of restricted stock to employees as part of acquisitions	—	—	—	—	634,963	6,350	—	—	(6,350)	—	—
Repurchase of preferred stock	(3,734)	(896,235)	—	—	—	—	—	—	163,867	—	(732,368)
Repurchase of Class B common stock	—	—	—	—	—	—	(2,196,748)	(22,115,346)	—	—	(22,115,346)
Conversion of Class A common stock to Class B common stock	—	—	(550,000)	(5,500)	550,000	5,500	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	—	—	(92,911)	(929)	—	—	(929)
Return of common stock in connection with acquisitions	—	—	—	—	(250,000)	(2,500)	—	—	(5,245,000)	—	(5,247,500)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	—	—	10,313,492	—	10,313,492
Net loss	—	—	—	—	—	—	—	—	—	(1,505,268)	(1,505,268)
Common stock cash dividends	—	—	—	—	—	—	—	—	(2,501,293)	—	(2,501,293)
Convertible preferred stock dividends paid	—	—	—	—	—	—	—	—	—	(74,265)	(74,265)

Balances at December 31, 2007	6,024	$1,446,649	11,109,216	$113,717	32,106,016	$321,061	(2,289,659)	$(22,116,275)	$329,835,529	$(7,712,206)	$301,888,475

Issuance of common stock upon exercise of stock options	—	—	—	—	164,378	1,643	—	—	953,678	—	955,321
Income tax benefits of option exercises	—	—	—	—	—	—	—	—	266,470	—	266,470
Issuance of common stock under employee stock purchase plan	—	—	—	—	5,706	57	—	—	46,878	—	46,935
Issuance of restricted stock to employees	—	—	—	—	167,300	1,673	—	—	—	—	1,673
Repurchase of preferred stock	(6,024)	(1,446,649)	—	—	—	—	—	—	(468)	—	(1,447,117)
Repurchase of Class B common stock	—	—	—	—	—	—	(3,798,086)	(32,583,955)	—	—	(32,583,955)
Conversion of Class A common stock to Class B common stock	—	—	(150,000)	(1,500)	150,000	1,500	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	—	—	(411,807)	(4,118)	—	—	(4,118)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	—	—	11,282,552	—	11,282,552
Retirement of treasury stock	—	—	—	—	(3,919,836)	(39,198)	3,919,836	39,311,427	(39,272,229)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(127,863,628)	(127,863,628)
Common stock cash dividends	—	—	—	—	—	—	—	—	(3,186,648)	—	(3,186,648)
Convertible preferred stock dividends paid	—	—	—	—	—	—	—	—	—	(48,208)	(48,208)

Balances at December 31, 2008	—	$—	10,959,216	$112,217	28,673,564	$286,736	(2,579,716)	$(15,392,921)	$299,925,762	$(135,624,042)	$149,307,752

Issuance of common stock upon exercise of stock options	—	—	—	—	36,600	366	—	—	81,309	—	81,675
Income tax shortfall of option exercises and restricted stock vesting, net	—	—	—	—	—	—	—	—	(1,841,031)	—	(1,841,031)
Issuance of common stock under employee stock purchase plan	—	—	—	—	10,638	106	—	—	38,967	—	39,073
Issuance of restricted stock to employees	—	—	—	—	1,178,100	11,781	—	—	—	—	11,781
Repurchase of Class B common stock	—	—	—	—	—	—	(2,752,293)	(10,721,348)	—	—	(10,721,348)
Conversion of Class A common stock to Class B common stock	—	—	(90,000)	(900)	90,000	900	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	—	—	(157,688)	(1,577)	—	—	(1,577)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	—	—	9,512,844	—	9,512,844
Retirement of treasury stock	—	—	—	—	(4,795,027)	(47,950)	4,795,027	22,910,962	(22,863,012)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,062,004)	(2,062,004)
Common stock cash dividends	—	—	—	—	—	—	—	—	(2,902,234)	—	(2,902,234)

Balances at December 31, 2009	—	$—	10,869,216	$111,317	25,193,875	$251,939	(694,670)	$(3,204,884)	$281,952,605	$(137,686,046)	$141,424,931

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2008	2009
Net loss	$(1,505,268)	$(127,863,628)	$(2,062,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	26,170,077	23,498,899	11,703,791
Impairment of goodwill	—	169,299,000	—
Impairment of intangible assets	—	7,424,706	—
Facility relocation costs (recoveries)	108,510	(16,012)	—
(Gain) loss on sales of fixed assets, net	3,137	(2,048)	(9,057)
Gain on sales and disposals of intangible assets, net	(283,076)	(4,133,082)	(4,711,845)
Allowance for doubtful accounts and merchant advertiser credits	1,387,953	2,663,639	975,417
Stock-based compensation	10,309,169	11,350,577	9,597,332
Deferred income taxes	(5,135,096)	(49,558,320)	4,231,713
Excess tax benefit related to stock options	(2,550,308)	(60,857)	(68,827)
Change in certain assets and liabilities, net of acquisitions:
Trade accounts receivable, net	2,781,601	(6,090,544)	5,975,445
Refundable taxes	2,991,273	(1,060,079)	(3,678,280)
Prepaid expenses, other current assets and restricted cash	842,459	(1,807,921)	327,371
Accounts payable	650,630	850,355	(3,659,208)
Accrued expenses and other current liabilities	864,974	2,712,431	(1,267,415)
Deferred revenue	471,067	(655,785)	(235,982)
Other non-current liabilities	(38,192)	(28,448)	28,809

Net cash provided by operating activities	37,068,910	26,522,883	17,147,260
Purchases of property and equipment	(3,388,732)	(3,284,914)	(2,383,063)
Cash paid, net of cash acquired and recoveries, for acquisitions	(13,475,069)	(127,522)	—
Proceeds from sales of property and equipment	20,679	38,043	9,057
Proceeds from sales of intangible assets	688,206	4,364,608	4,921,277
Purchases of intangibles and changes in other non-current assets	(10,845,539)	(208,052)	(12,141)

Net cash provided by (used in) investing activities	(27,000,455)	782,163	2,535,130
Deferred financing costs paid	—	(89,955)	—
Capital lease obligation principal payments	(25,080)	(47,741)	(38,981)
Excess tax benefit related to stock options	2,550,308	60,857	68,827
Preferred stock dividends and conversion payment	(74,265)	(48,208)	—
Repurchase of redeemable preferred stock	(732,368)	(1,447,117)	—
Repurchase of Class B common stock for treasury stock	(22,116,275)	(32,583,955)	(10,721,348)
Common stock dividends payments	(3,287,198)	(3,186,650)	(2,902,234)
Proceeds from exercises of stock options	3,893,351	951,204	80,098
Proceeds from issuance of restricted stock to employees	25,120	1,673	11,781
Proceeds from employee stock purchase plan	48,432	46,935	39,073

Net cash used in financing activities	(19,717,975)	(36,342,957)	(13,462,784)

Net increase (decrease) in cash and cash equivalents	(9,649,520)	(9,037,911)	6,219,606
Cash and cash equivalents at beginning of period	46,105,827	36,456,307	27,418,396

Cash and cash equivalents at end of period	$36,456,307	$27,418,396	$33,638,002

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	3,269,086	4,782,041	(2,106,982)
Cash paid during the period for interest	9,141	49,201	68,540
Supplemental disclosure of non-cash investing and financing activities:
Issuance (return) of stock in connection with acquisitions	(5,241,150)	—	—
Acquisition and offering costs recorded in accounts payable and accrued expenses	145,707	31,148	—
Property and equipment acquired in accounts payable and accrued expenses	61,925	56,698	801,465
Leasehold improvement incentive recorded in other current assets and accrued expenses	—	—	779,100

See accompanying notes to consolidated financial statements

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a performance marketing company. The Company delivers call and click-based advertising products to tens of thousands of advertisers.

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

Acquisitions

The Company completed the following acquisition since January 1, 2007 and accounted for it as a business combination:

•

On September 19, 2007, the Company acquired VoiceStar, Inc., a provider of call-based advertising services for national advertisers and advertising agencies. VoiceStar, Inc. was renamed Marchex Voice Services, Inc. (Marchex Voice Services).

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase and proceeds in-transit from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Cash and cash equivalents totaled approximately $27.4 million and $33.6 million at December 31, 2008 and 2009, respectively. Cash equivalents consist primarily of money market funds and include credit and debit card in-transit amounts of approximately $96,000 and $126,000 at December 31, 2008 and 2009, respectively.

(c) Restricted Cash

As of December 31, 2008 and 2009, the Company had $20,000 and zero, respectively, in restricted cash on reserve at a credit card authorization agency. The restricted cash is included in other non-current assets.

(d) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2008 and 2009: cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities. As of December 31, 2008 we also had restricted cash. The carrying value of cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

The allowance for doubtful account activity for the periods indicated is as follows:

	Balance at beginning of period	Business combinations	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
December 31, 2007	$761,604	$178,551	$228,202	$703,074	$465,283
December 31, 2008	465,283	—	538,158	186,475	816,966
December 31, 2009	816,966	—	58,562	409,028	466,500

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows:

	Balance at beginning of period	Additions charged against revenue	Credits processed	Balance at end of period
Allowance for merchant advertiser credits:
December 31, 2007	$327,553	$1,159,751	$1,272,427	$214,877
December 31, 2008	214,877	2,125,480	1,854,120	486,237
December 31, 2009	486,237	916,853	939,280	463,810

Incentive Program Allowances

Under the advertiser incentive program, the Company grants advertisers with account credits depending upon the individual amounts or prepayments made. The incentive program allowance is determined based upon historical rate of incentives earned and used by advertisers compared to the related revenues recognized by the Company. The costs related to the incentives are comprised primarily of user acquisition costs and other costs as denoted in Note 1(i)—“Revenue Recognition”. These costs are expensed as incurred in accordance with FASB ASC 605 (previously EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)).

Revenue is recognized based upon the total estimated click-throughs to be delivered, which includes incentive credits to be provided to advertisers.

The advertiser credit and incentive program allowance balances are included in accrued expenses and other current liabilities and amounted to $7,000 and $3,000 as of December 31, 2008 and 2009, respectively.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(f) Property and Equipment

Property and equipment are stated at cost. Depreciation on computers and other related equipment, purchased and internally developed software, and furniture and fixtures is calculated on the straight-line method over the estimated useful lives of the assets, generally averaging three years. Leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful lives of the assets ranging from three to eight years.

(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

The Company applies the provisions of FASB ASC 350 (previously SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360 (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets).

(h) Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with FASB ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.

(i) Revenue Recognition

The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2007	2008	2009
Partner and Other Revenue Sources	$89,385,226	$77,284,284	$61,698,440
Proprietary Traffic Sources	50,005,433	69,090,638	31,562,761

Total Revenue	$139,390,659	$146,374,922	$93,261,201

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, other targeted Web-based content, mobile and offline sources. The Company generates revenue upon delivery of qualified and reported click-throughs or phone calls to our advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their online user traffic. Other revenues include the Company’s call provisioning and call tracking services, campaign management services, natural search optimization services and outsourced search marketing platforms.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s proprietary traffic revenues are generated from the Company’s portfolio of owned Web sites which are monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based ad units, banner advertising and sponsorships. When an online user navigates to one of the Company’s owned and operated Web sites and clicks on a particular listing or completes the specified action, the Company receives a fee.

The Company’s primary sources of revenue are the performance-based advertising services, which include pay-per-click advertising, call-based advertising services, cost-per-action services and feed management and related services. These primary sources amounted to greater than 78% of revenue for the years ended December 31, 2007, 2008 and 2009. The secondary sources of revenue are campaign management services, natural search optimization services, and outsourced search marketing platforms. These secondary sources amounted to less than 22% of revenue for the years ended December 31, 2007, 2008 and 2009. The Company has no barter transactions.

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

In providing pay-per-click and pay-for-call advertising services, the Company generates revenue upon delivery of qualified and reported click-throughs or phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each click-through or phone call, which occurs when an online user clicks on or makes a phone call based on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within the Company’s distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, the Company’s portfolio of owned Web sites and other targeted Web-based, mobile and offline content. The Company also generates revenue from cost-per-action services, which occurs when the online user is redirected from one of the Company’s Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed.

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

In providing feed management services, advertisers pay for their Web pages and product databases to be crawled, or searched, and included in search engine, directory and product shopping engine results within the Company’s distribution network. Generally, the feed management listings are presented in a different section of the Web page than the pay-per-click listings. For this service, revenue is generated when an online user clicks on a feed management listing from search engine, directory or product shopping engine results. Each click-through on an advertisement listing represents a completed transaction for which the advertiser pays for on a per-click

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

basis. The placement of a feed management result is largely determined by its relevancy, as determined by the distribution partner. Yahoo! discontinued its feed management service relationship with the Company effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, the Company discontinued its feed management and related service offerings as of that date.

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

The Company generates revenue from reseller partners and publishers utilizing its web-based technologies. The Company is paid a management or agency fee based on the total amount of the purchase made by the advertiser. The partners or publishers engage the advertisers and are the primary obligor, and the Company, in certain instances, is only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. The Company recognizes revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay the Company a fee for fulfilling an advertiser’s campaign in its distribution network and the Company acts as the primary obligor. The Company recognizes revenue for these fees under the gross revenue recognition method.

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

In accordance with FASB ASC 605 (previously EITF No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent), the revenue derived from advertisers is reported gross based upon the amounts received from the advertiser. The Company also recognizes revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, the Company purchases listings on behalf of advertisers from search engines, directories and other Web-based content providers. The Company is paid an agency fee based on the total amount of the purchases made on behalf of these advertisers. Under these agreements, the advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. The Company

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

recognizes revenue from certain web publisher agreements utilizing the Company’s web-based technologies under the net revenue recognition method. The web publishers engage the advertisers and are the primary obligor, and the Company, in certain instances, is only financially liable to the publishers in the Company’s capacity as a collection agency for the amount collected from the advertisers. In limited arrangements resellers pay the Company a fee for fulfilling an advertiser’s campaign in its distribution network and the Company acts as the primary obligor. The Company recognizes revenue for these fees under the gross revenue recognition method.

The Company applies FASB ASC 605 (previously EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables), to account for revenue arrangements with multiple deliverables. FASB ASC 605 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria, as described above, for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

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

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and search marketing services, maintaining the Company’s Web site, credit card processing fees, network costs and fees paid to outside service providers that provide the Company’s paid listings and customer services. Customer service and other costs associated with serving the Company’s search results and maintaining the Company’s Web site include depreciation of Web site, network equipment and internally developed software, co-location charges of the Company’s Web site equipment, bandwidth, software license fees, salaries of related personnel, stock-based compensation and amortization of intangible assets. Other service costs include license fees, the amortization of the purchase cost of domain names, the costs incurred for the renewal of the domain name registration and telecommunication costs, including the provisioning of telephone numbers for providing call-based advertising services.

(k) Advertising Expenses

Advertising costs are expensed as incurred and include Internet-based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing. Internet-based advertising is concentrated primarily

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

with four providers. The amounts for online and related outside marketing activities were approximately $17.8 million, $21.8 million and $8.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

(l) Other Intangible Assets and Product Development

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, and amortizes the costs over the expected useful life of the domain names on a straight-line basis. The expected useful lives range from 12 to 84 months. In order to maintain the rights to each domain name acquired, the Company pays periodic registration fees, which generally cover a minimum period of 12 months. The Company records registration renewal fees of domain name intangible assets as a prepaid expense and recognizes the cost over the renewal period.

Product development costs consist primarily of expenses incurred by the Company in the research and development, creation, and enhancement of the Company’s Internet sites and services. Research and development costs are expensed as incurred and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the services. For the periods presented, substantially all of the product development expenses are research and development.

Product development costs are expensed as incurred or capitalized into property and equipment in accordance with FASB ASC 350 (previously the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). FASB ASC 350 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

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

(n) Stock-Based Compensation

The Company follows FASB ASC 718 (previously Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment) and accounts for stock-based compensation for employees and non-employees under the fair value method. As a result, stock-based compensation consists of the following:

•	all share-based compensation arrangements granted after January 1, 2006 (adoption date of FASB ASC 718) and for any such arrangements that are modified, cancelled, or repurchased after that date; and

•	the portion of previous share-based awards for which the requisite service was not rendered as of January 1, 2006.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

There were no distribution partners representing more than 10% of consolidated revenue for the years ended December 31, 2007, 2008 and 2009.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Years ended December 31,
	2007		2008	2009
Advertiser A (also a distribution partner)	31%		11%	11%
Advertiser B		*	13%	20%
Advertiser C		*	11%	*
Advertiser D		*	13%	11%

*	Less than 10% of revenue.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The outstanding receivable balance for each advertiser representing more than 10% of consolidated accounts receivable is as follows:

	December 31,
	2008	2009
Advertiser A	*	11%
Advertiser B	22%	43%
Advertiser C	11%	*
Advertiser D	17%	*

*	Less than 10% of accounts receivable.

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

Revenues by geographic region are as follows (in percentages):

	Years ended December 31,
	2007	2008	2009
United States	97%	98%	98%
Canada	1%	1%	1%
Other countries	2%	1%	1%

	100%	100%	100%

(r) Net Loss Per Share

The Company computes net loss per share of Class A and Class B common stock using the two class method. Under the provisions of the two class method, basic net loss per share is computed by dividing net loss applicable to participating securities by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss applicable to participating securities by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net loss per share of Class B common stock assumes the conversion of Class A common stock to Class B common stock, while the diluted net loss per share of Class A common stock does not assume the conversion of those shares.

In accordance with the two class method, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the earnings for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on our common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be and have been paid with respect to the shares of Class A common stock and

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Class B common stock and that both classes of common stock have identical dividend rights and would share equally in our net assets in the event of liquidation, we have allocated undistributed earnings (losses) on a proportionate basis. Additionally, the Company has paid dividends equally to both classes of common stock and the restricted shares since it initiated a quarterly cash dividend in November 2006.

The provisions of FASB ASC 260 (previously FSP EITF 03-6-1) became effective for the Company on January 1, 2009, under this method instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting. As such, the Company’s restricted stock awards are considered participating securities for purposes of calculating earnings per share. Under the two class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. The adoption of FASB ASC 260 increased the basic and fully diluted net loss per common share for the year ended December 31, 2008 to $3.52 from $3.51.

The following table calculates net loss to net loss applicable to common stockholders used to compute basic net loss per share for the periods ended:

	Years ended December 31,
	2007		2008		2009
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss	$(483,181)	$(1,143,990)	$(38,559,574)	$(89,572,309)	$(726,212)	$(1,523,247)
Convertible preferred stock dividends and conversion payment	(20,406)	(48,314)	(11,803)	(27,460)	—	—
Discount (premium) on redemption of preferred stock, net	48,660	115,208	(143)	(332)	—	—

Net loss applicable to common stockholders	$(454,927)	$(1,077,096)	$(38,571,520)	$(89,600,101)	$(726,212)	$(1,523,247)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	11,562,367	27,375,331	10,963,724	25,468,281	10,884,257	22,829,994

Basic net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(3.52)	$(3.52)	$(0.07)	$(0.07)

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table calculates net loss to diluted net loss applicable to common stockholders used to compute diluted net loss per share for the periods ended:

	Years ended December 31,
	2007		2008		2009
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss	$(483,181)	$(1,143,990)	$(38,559,574)	$(89,572,309)	$(726,212)	$(1,523,247)
Convertible preferred stock dividends	(20,406)	(48,314)	(11,803)	(27,460)	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(503,587)	—	(38,571,377)	—	(726,212)

Net loss applicable to common stockholders	$(503,587)	$(1,695,891)	$(38,571,377)	$(128,171,146)	$(726,212)	$(2,249,459)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	11,562,367	27,375,331	10,963,724	25,468,281	10,884,257	22,829,994
Conversion of Class A to Class B common shares outstanding	—	11,562,367	—	10,963,724	—	10,884,257

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	11,562,367	38,937,698	10,963,724	36,432,005	10,884,257	33,714,251

Diluted net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(3.52)	$(3.52)	$(0.07)	$(0.07)

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

For the year ended December 31, 2008, the net loss applicable to common stockholders used in computing basic and diluted net loss per share applicable to common stockholders included preferred stock dividends and the premium on the redemption of 6,000 shares of the Company’s 4.75% convertible exchangeable preferred stock of $40,000. The diluted net loss applicable to common stockholders included the premium on the preferred stock redemption and the convertible stock dividends paid during the year on the redeemed shares. The premium on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $240 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $1.4 million. The weighted average number of shares to calculate the diluted net loss per share excludes the weighted average number of shares from the assumed conversion of the redeemed preferred stock. There was no preferred stock outstanding in 2009.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive:

•

For the years ended December 31, 2007, 2008 and 2009, 64,915, 0 and 0 shares issuable upon conversion of 6,024, 0 and 0 of preferred shares outstanding at December 31, 2007, 2008 and 2009, respectively, of the Company’s 4.75% convertible preferred stock issued in connection with the February 2005 follow-on public offering;

•

For the years ended December 31, 2007, 2008 and 2009, outstanding options to acquire 4,872,788, 4,517,154 and 4,701,151 shares, respectively, of Class B common stock with a weighted average exercise price of $12.94, $12.21 and $9.59 per share;

•	For the years ended December 31, 2007 and 2008, warrants to acquire 6,500 shares of Class B common stock at an exercise price equal to $8.45 per share; and

•

For the years ended December 31, 2007, 2008 and 2009, 3,240,268, 2,348,968 and 2,541,802 shares, respectively, of unvested Class B restricted common shares issued to employees and in connection with acquisitions. These shares were for future services that vest over periods ranging from two to six years. Additionally, these unvested shares were excluded from the computation of basic net loss per share.

(s) Guarantees

FASB ASC 460 (previously FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) provides accounting guidance surrounding liability recognition and disclosure requirements related to guarantees. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC 460 except for standard indemnification provisions that are contained within many of the Company’s advertiser and distribution partner agreements, and give rise only to the disclosure requirements prescribed by FASB ASC 460.

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

(t) Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009–No. 13 Multiple-Deliverable Revenue Arrangements, which amends FASB ASC 605 Revenue Recognition. This provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to and plans to adopt the provisions of this update beginning in the first quarter of 2011. The Company is currently assessing the impact of the adoption of ASU 2009–No. 13.

Effective July 1, 2009, the Company adopted the requirements of FASB ASC 105 (previously SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). FASB ASC 105 is effective for financial statements issued for interim and annual periods ending

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) Related Party Transactions

In July 2004, the Company acquired goClick from its sole stockholder. In connection with the acquisition, the Company entered into a consulting agreement with the former stockholder. The former stockholder was also a distribution partner for the Company and through this entity provided customer and colocation services to the Company. The amounts in relation to these transactions follow:

Year ended December 31, 2007
Consulting services	$—
Distribution partner	7,579

Total	$7,579

Due to former sole stockholder	$34,842

There were no material related party transactions for the years ended December 31, 2008 and 2009.

(3) Property and Equipment

Property and equipment consisted of the following:

	Years ended December 31,
	2008	2009
Computer and other related equipment	$8,501,740	$9,169,886
Purchased and internally developed software	6,168,087	6,436,820
Furniture and fixtures	498,530	936,170
Leasehold improvements	305,073	1,210,415

	15,473,430	17,753,291
Less accumulated depreciation and amortization	(9,858,034)	(12,701,574)

Property and equipment, net	$5,615,396	$5,051,717

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had no internally developed software costs that had not commenced amortization as of December 31, 2008 and 2009, respectively.

Depreciation and amortization expense incurred by the Company was approximately $3.5 million, $4.3 million and $3.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

(4) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement matures and all outstanding borrowings are due in April 2011. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. As of December 31, 2009, the Company had no borrowings under the Credit Agreement.

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

In June 2009, the Company entered into a lease agreement for office facilities in Seattle, Washington which commenced in the fourth quarter of 2009 and expires on March 31, 2018.

Future minimum payments are approximately as follows:

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
2010	6,179	874,465	1,817,228	2,697,872
2011	—	1,200,206	1,137,249	2,337,455
2012	—	1,350,833	314,514	1,665,347
2013	—	1,521,260	—	1,521,260
2014	—	1,566,898	—	1,566,898
2015 and after	—	5,419,606	—	5,419,606

Total minimum payments	$6,179	$11,933,268	$3,268,991	$15,208,438
Less: amounts representing interest	—

Present value of lease obligation	6,179
Less current portion	(6,179)

Long-term portion	$—

Rent expense incurred by the Company was approximately $1.2 million, $1.5 million and $1.7 million for the years ended December 31, 2007, 2008 and 2009, respectively.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(6) Income Taxes

The components of loss before provision for income taxes consist of the following:

	Years ended December 31,
	2007	2008	2009
United States	$(352,432)	$(173,650,589)	$(3,449,176)
Foreign	(192,435)	(159,396)	(137,618)

Loss before provision for income taxes	$(544,867)	$(173,809,985)	$(3,586,794)

The provision (benefit) for income taxes for the Company consists of the following:

	Years ended December 31,
	2007	2008	2009
Current provision (benefit)
Federal	$3,145,951	$3,203,758	$(3,979,634)
State	145,491	101,514	9,800
Foreign	0	0	0
Deferred provision (benefit)
Federal	(4,998,183)	(49,321,340)	4,197,961
State	(185,811)	(218,681)	0
Foreign	(15,380)	(18,370)	33,752
Tax expense (benefit) of equity adjustment for stock option exercises and restricted stock vesting	2,765,259	200,809	(1,888,234)
Other	103,074	105,953	101,565

Total income tax expense (benefit)	$960,401	$(45,946,357)	$(1,524,790)

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rates of 34%, 35% and 34% for 2007, 2008, and 2009 respectively, to loss before provision for income taxes as a result of the following:

	Years ended December 31,
	2007	2008	2009
Income tax benefit at U.S. statutory rate	$(185,255)	$(60,833,495)	$(1,219,509)
State taxes, net of valuation allowance	(3,381)	11,136	(2,100)
Non-deductible stock compensation	999,723	1,026,200	624,000
Non-deductible goodwill impairment	—	13,599,863	—
Effect of non-U.S. operations, net of valuation allowance	(15,380)	(18,370)	80,542
Research tax credits	—	—	(1,333,026)
Other non-deductible expenses	164,694	268,309	325,303

Total income tax expense (benefit)	$960,401	$(45,946,357)	$(1,524,790)

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2008	2009
Deferred tax assets:
Accrued liabilities not currently deductible	$958,534	$862,925
Intangible assets-excess of financial statement over tax amortization	20,531,078	20,901,287
Goodwill impairment recognized on financial statements not tax basis	32,355,465	28,601,178
Stock-based compensation	4,260,774	3,701,742
Deferred revenue	181,531	127,530
Start-up costs not currently deductible	5,859	5,252
State net operating losses	2,472,702	3,522,884
Other	33,754	50,235

Gross deferred tax assets	60,799,697	57,773,033
Valuation allowance	(2,472,702)	(3,573,119)

Net deferred tax assets	58,326,995	54,199,914

Deferred tax liabilities:
Excess of tax over financial statement depreciation	453,895	558,527

Total deferred tax liabilities	453,895	558,527

Net deferred tax assets	$57,873,100	$53,641,387

At December 31, 2008 and 2009, the Company had federal net operating loss carryforwards of approximately $1.7 million which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of net operating loss (NOL) and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

At December 31, 2008 and 2009, the Company has certain tax effected state and foreign net operating loss carryforwards of approximately $2.5 million and $3.6 million, respectively. The Company does not have a history of taxable income in the relevant jurisdiction and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Therefore, the Company has recorded a 100% valuation allowance on the state and foreign net operating loss carryforwards as of December 31, 2008 and 2009. The change in the valuation allowance in 2009 was approximately $1.1 million.

In connection with the purchase accounting for certain acquisitions, the Company has recorded approximately $152.9 million in goodwill and $77.4 million of intangible assets that are deductible over 15 years for federal tax purposes.

The Company has recorded a deferred tax asset for stock-based compensation recorded on unexercised non-qualified stock options and certain restricted shares. The ultimate realization of this asset is dependent upon the fair value of the Company’s stock when the options are exercised, and generation of sufficient taxable income to realize the benefit of the related tax deduction.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In 2008, as part of its annual impairment test of goodwill and impairment analyses in accordance with FASB ASC 350 on certain long-lived assets, the Company concluded that the carrying amount of the Company’s goodwill and certain intangible assets exceed its implied fair value and recorded a pre-tax impairment charge of $176.7 million, primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the decline in the Company's stock price. Of the $176.7 million impairment charge, $7.4 million was related to intangible assets and $129.6 million was related to deductible goodwill and the remaining $39.7 million was related to non-deductible goodwill. As a result of this impairment deferred tax assets increased by $48.0 million. The tax deductible goodwill and intangible assets are generally amortizable over 15 years from the applicable acquisition date.

Although realization is not assured, the Company believes it is more likely than not, based on its operating performance, available carrybacks, and projections of future taxable income, that the Company’s net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that the Company would realize the deferred tax assets, factors considered included, historical taxable income, historical trends related to advertiser usage rates and projected revenues and expenses. Additionally, the majority of the deferred tax assets have arisen due to deductions taken in the financial statements related to the impairment of goodwill and the amortization of intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income the Company expects to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

During the years ended December 31, 2007, 2008 and 2009, the Company recognized excess tax benefits (shortfall) on stock option exercises and restricted stock vesting of approximately $2.8 million, $266,000 and ($1.8 million) respectively, which were recorded to additional paid in capital.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. The Company adjusts these contingencies in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. We did not have any uncertain positions prior to January 1, 2009.

The reconciliation of our tax contingencies is as follows:

December 31, 2009
Gross tax contingencies—January 1, 2009	$—
Gross increases to tax positions associated with prior periods	$408,185
Gross increases to current period tax positions	$54,815
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2009	$463,000

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2005 are within the statue of limitations and are under examination or may be subject to examination.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

In connection with the Company’s initial public offering in March 2004, the underwriters were granted warrants, exercisable for a four-year period commencing one year after the offering date, to purchase 120,000 shares of Class B common stock at an exercise price equal to $8.45 per share. As of December 31, 2008, approximately 6,500 warrants remained unexercised. The warrants expired as of December 31, 2009.

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In August and December 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 and 7 million shares, respectively, in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In February 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company's Class B common stock. In December 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company's Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2007, the Company repurchased approximately 2.2 million shares of Class B common stock for $22.1 million under this repurchase program. During the year ended December 31, 2008, the Company repurchased

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

approximately 3.8 million shares of Class B common stock for $32.6 million under this repurchase program. During the year ended December 31, 2009, the Company repurchased approximately 2.8 million shares of Class B common stock for $10.7 million under this repurchase program. In 2010, the Company has repurchased shares of Class B common stock for a total cash expenditure of approximately $1.8 million.

During the years ended December 31, 2008 and 2009, the Company’s board of directors authorized the retirement of 3.9 million and 4.8 million shares, respectively, of the Company’s Class B common stock, all of which had been repurchased by the Company and had been classified as treasury stock on the consolidated balance sheet before retirement.

During 2007, 2008 and 2009, the Company’s board of directors declared the following quarterly dividends on the Company’s Class A common stock and Class B common stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
April 2007	$0.02	May 4, 2007	$840	May 15, 2007
July 2007	$0.02	August 3, 2007	$828	August 15, 2007
October 2007	$0.02	November 2, 2007	$804	November 15, 2007
January 2008	$0.02	February 4, 2008	$822	February 15, 2008
April 2008	$0.02	May 2, 2008	$804	May 15, 2008
July 2008	$0.02	August 4, 2008	$792	August 15, 2008
October 2008	$0.02	November 6, 2008	$770	November 17, 2008
January 2009	$0.02	February 6, 2009	$741	February 17, 2009
April 2009	$0.02	May 4, 2009	$716	May 15, 2009
July 2009	$0.02	August 7, 2009	$724	August 17, 2009
October 2009	$0.02	November 6, 2009	$721	November 16, 2009

In January 2010, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on its Class A common stock and Class B common stock which was paid on February 15, 2010 to the holders of record as of the close of business on February 4, 2010. This quarterly dividend totaled approximately $707,000.

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

In 2007, the Company repurchased 3,734 shares of preferred stock for a total cash expenditure of $732,000. In 2008, the Company repurchased an additional 6,024 shares of preferred stock for a total cash expenditure of $1.4 million. As of December 31, 2008 and 2009, no convertible preferred shares remain outstanding.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(c) Stock Option Plan

The Company’s stock incentive plan, as amended to date (the “Plan”) allows for grants of both stock option and restricted stock awards to employees, officers, non-employee directors, and consultants and such options may be designated as incentive or non-qualified stock options at the discretion of the Plan’s Administrative Committee. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock and provides for the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 8,000,000 shares. Annual increases are to be added on the first day of each fiscal year beginning on January 1, 2004 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company). As a result of this provision, the authorized number of shares available under this Plan was increased by 1,969,742 to 10,231,169 on January 1, 2007 and by 2,049,352 to 12,280,521 on January 1, 2008 and by 1,852,653 to 14,133,174 on January 1, 2009 and by 1,768,421 to 15,901,595 on January 1, 2010. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4 year period.

The Company did not grant any options with exercise prices less than the then current market value during 2007, 2008 and 2009.

The Company follows FASB ASC 718 (previously Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment) and accounts for stock-based compensation for employees and non-employees under the fair value method. As a result, stock-based compensation consists of the following:

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

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit related to stock options” on the consolidated statement of cash flows.

The per share fair value of stock options granted during years ended December 31, 2007, 2008 and 2009 was determined on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2007	2008	2009
Expected life (in years)	4.0	4.0	3.5 – 10.0
Risk-free interest rate	3.26% to 4.91%	1.28% to 3.13%	1.41% to 3.58%
Expected volatility	52%	52% to 58%	64% to 66%
Weighted average expected volatility	52%	54%	65%
Expected dividend yield	0.6%	0.6%	1.10%

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For years ended December 31, 2007, 2008 and 2009, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms including for non-employee awards, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. For the years ended December 31, 2007, 2008, and 2009, the Company used an expected annual dividend yield of 0.6%, 0.6% and 1.10%, respectively, in consideration of the Company’s common stock dividend payments which commenced in 2007.

Stock option activity during the period indicated is as follows:

	Options/ Awards available for grant	Number of options outstanding	Weighted average exercise price of options outstanding	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2006	1,165,975	5,660,405	$12.38	8.08
Increase to option pool January 1, 2007	1,969,742	—
Options granted	(1,314,300)	1,314,300	11.02
Restricted stock granted to employees	(2,512,000)	—
Options exercised	—	(1,018,779)	3.61
Options cancelled	808,606	(808,606)	16.00
Options forfeited	274,532	(274,532)	17.78

Balance at December 31, 2007	392,555	4,872,788	12.94	7.61
Increase to option pool January 1, 2008	2,049,352	—
Options granted	(1,307,550)	1,307,550	10.03
Restricted stock granted to employees	(167,300)	—
Restricted stock canceled from employees	401,000	—
Options exercised	—	(164,378)	5.81
Options cancelled	440,594	(440,594)	16.46
Options forfeited	1,058,212	(1,058,212)	12.09

Balance at December 31, 2008	2,866,863	4,517,154	12.21	6.79
Increase to option pool January 1, 2009	1,852,653	—
Options granted	(1,533,300)	1,533,300	4.39
Restricted stock granted to employees	(1,178,100)	—
Restricted stock canceled from employees	157,688	—	7.95
Options exercised	—	(36,600)	2.23
Options cancelled	815,388	(815,388)	13.96
Options forfeited	497,315	(497,315)	10.69

Balance at December 31, 2009	3,478,507	4,701,151	$9.59	5.61	$1,669,404

Options exercisable at December 31, 2009		2,411,456	$12.04	5.57	$708,658

880,000 of the stock options granted during 2009 vest over 2 years.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2009:

Options Outstanding				Options Exercisable
Range of exercise prices per share	Number Outstanding	Average remaining contractual life (in years)	Weighted Average Exercise price per share	Number exercisable	Weighted average exercise price per share
$ 3.00 – $ 3.58	627,950	5.57	3.24	345,000	3.03
$ 3.59 – $ 4.59	103,500	9.49	4.34	4,250	4.59
$ 4.63 – $ 4.63	850,000	1.61	4.63	0	—
$ 4.64 – $ 6.50	559,350	6.27	5.73	290,600	6.47
$ 7.59 – $10.19	508,399	7.32	9.83	256,330	9.76
$10.33 – $11.36	475,900	8.03	11.03	212,498	11.02
$11.39 – $12.93	676,367	6.37	12.60	505,368	12.67
$12.94 – $18.44	478,152	5.93	15.67	422,574	15.74
$18.69 – $24.54	421,533	5.67	21.77	374,836	21.87

	4,701,151	5.61	$9.59	2,411,456	$12.04

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2007	2008	2009
Weighted average fair value of options granted	$11.02	$10.03	$4.39
Intrinsic value of options exercised	$10,286,000	$772,000	$79,000
Total grant date fair value of restricted stock vested	$2,163,000	$7,961,000	$9,898,000

At December 31, 2009, there was $7.6 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.3 years.

During the years ended December 31, 2007, 2008 and 2009 gross proceeds recognized from the exercise of stock options was approximately $3.7 million, $975,000 and $82,000, respectively. The excess tax benefits (shortfall) on stock option exercises and restricted stock vesting during the years ended December 31, 2007, 2008 and 2009, of approximately $2.8 million, $266,000 and ($1.8 million) respectively, were recorded to additional paid in capital.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted stock activity for the years ended December 31, 2007, 2008 and 2009 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	252,466	18.29
Granted	3,146,963	12.30
Vested	(119,344)	18.13
Canceled	(39,819)	21.31

Unvested at December 31, 2007	3,240,266	12.44
Granted	167,300	10.32
Vested	(646,791)	12.31
Canceled	(411,807)	11.17

Unvested at December 31, 2008	2,348,968	12.55
Granted	1,178,100	3.86
Vested	(827,578)	11.96
Canceled	(157,688)	7.95

Unvested at December 31, 2009	2,541,802	$8.99

The Company issues restricted stock to employees for future services and in connection with acquisitions. Restricted stock awards grants are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted shares issued are accounted for under FASB ASC 718 using the straight-line method net of estimated forfeitures.

In October 2006, the compensation committee of the Company’s board of directors resolved to approve effective January 1, 2007 grants to certain executives of 2.3 million of restricted Class B common stock which vest over a six year period. Stock-based compensation expense is being recognized over the vesting period of these grants.

As of December 31, 2009, there was $19.5 million of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.1 years. The total grant date fair value of restricted stock awards vested during years ended December 31, 2007, 2008 and 2009 was $2.2 million, $8.0 million and $9.9 million, respectively. The Company realized a tax benefit in the years ended December 31, 2007, 2008 and 2009 related to the vesting of restricted shares of approximately $111,000, $2.3 million and $1.2 million, respectively.

The following table summarizes stock-based compensation expense related to all stock-based awards:

	Years ended December 31,
	2007	2008	2009
Stock-based compensation:
Total stock-based compensation included in net loss	$10,309,000	$11,351,000	$9,597,000
Income tax benefit related to stock-based compensation included in net loss	$2,628,000	$3,075,000	$2,723,000

In August 2009, vesting of approximately 118,000 restricted shares were fully accelerated in connection with separation agreements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In accordance with the methodology described in FASB ASC 718 $14,000 and $0, of stock-based compensation expense related to stock options was capitalized as part of internally developed software during the years ended December 31, 2008 and 2009, respectively.

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

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 Employee Stock Purchase Plan to provide that effective January 1, 2006 eligible participants may purchase the Company’s Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period. During the year ended December 31, 2007, 4,219 shares were purchased at prices ranging from $9.03 to $15.50 per share. During the year ended December 31, 2008, 5,706 shares were purchased at prices ranging from $5.54 to $11.70 per share. During the year ended December 31, 2009, 10,638 shares were purchased at prices ranging from $3.22 to $4.83 per share. At December 31, 2009, approximately 231,000 shares were available under the purchase plan for future issuance.

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

(10) Marchex Voice Services Acquisition

On September 19, 2007, the Company acquired Marchex Voice Services, a provider of call-based advertising services for national advertisers and advertising agencies. The purchase price consideration consisted of:

•	$13.6 million in cash and acquisition costs; plus

•	634,963 shares of restricted Class B common stock that vest over a period of two and one-half years.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company accounted for the Marchex Voice Services acquisition as a business combination and as a result of the acquisition, added call-based advertising services, including pay-for-call and call-tracking to its local online advertising platform.

The shares of restricted Class B common stock were issued to certain employees of Marchex Voice Services who became employees of the Company. The shares of restricted Class B common stock were valued at $9.24 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $5.9 million. The shares of restricted Class B common stock vest over a period of two and one-half years from the closing date, with the first 20.0% vesting after six months and each additional 20.0% vesting each successive 6-month period over the next twenty-four months. These restricted shares were valued at approximately $5.9 million and are being amortized on a straight-line basis as stock-based compensation expense, net of estimated forfeitures, over the associated two and one-half year employment periods over which those shares vest.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationship	$11,340,000	$(10,462,278)	$877,722
Distribution partner relationship	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,150,083)	209,917
Trademarks/domains	42,570,556	(35,342,994)	7,227,562
Acquired technology	16,900,000	(15,412,836)	1,487,164

	$84,270,556	$(74,468,191)	$9,802,365

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationship	$11,340,000	$(11,340,000)	$—
Distribution partner relationship	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,360,000)	—
Trademarks/domains	42,436,650	(38,414,950)	4,021,700
Acquired technology	16,900,000	(16,612,222)	287,778

	$84,136,650	$(79,827,172)	$4,309,478

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Advertiser relationships, distribution partner relationships, non-compete agreements, trademark/domains and acquired technology have weighted average useful life from date of purchase of 2.5 years, 2.9 years, 2.1 years, 4.8 years and 2.8 years, respectively. Aggregate amortization expense incurred by the Company for the years ended December 31, 2007, 2008 and 2009, was approximately $16.9 million, $14.0 million and $5.5 million, respectively. Based upon the current amount of acquired intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $2.6 million in 2010, $1.2 million in 2011, and $474,000 in 2012.

(12) Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009 are as follows:

Balance as of December 31, 2007	$204,766,826
VoiceStar acquisition	48,249
Impairment of goodwill	(169,299,000)
Other	(40,293)

Balance as of December 31, 2008	35,475,782
Other	(37,493)

Balance as of December 31, 2009	$35,438,289

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In the fourth quarter of 2008, the Company performed its annual impairment testing in accordance with FASB ASC 350. As a result of this testing, the Company recorded a $169.3 million non-cash impairment charge on goodwill. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in current market multiples and the company’s stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for the Company and markets where the Company operates. We determined the fair value of the Company’s single reporting unit considering the Company’s stock price on and around the date of impairment testing and estimates of future operating results and discounted cash flows.

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in the share price of the Company’s common stock and market capitalization. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis under FASB ASC 350 in future interim periods. The Company cannot accurately predict the amount and timing of any future impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, the Company would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

No impairment of significance of the Company’s intangible assets has been identified in 2009. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of its assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	As of December 31,
	2008	2009
Internet domain names	$16,146,804	$15,686,370
Less accumulated amortization	(10,649,766)	(12,417,328)

Internet domain names, net	5,497,038	3,269,042
Other assets:
Restricted cash	20,000	—
Registration fees, net	865,361	146,412
Other	283,163	251,944

Total intangibles and other assets, net	$6,665,562	$3,667,398

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the year ended December 31, 2009 to renew or extend the term for domain names was $1.4 million. The weighted average renewal period for registration fees as of December 31, 2009 was approximately one year.

Amortization expense for internet domain names for the years ended December 31, 2008 and 2009, was approximately $3.9 million and $2.0 million, respectively.

Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $1.6 million in 2010, $1.1 million in 2011, $422,000 in 2012, $175,000 in 2013 and $40,000 in 2014.

In the fourth quarter of 2008 in conjunction with its annual impairment testing of goodwill and in light of the then adverse macroeconomic environment and significant decrease in market capitalization the Company also performed a review on certain of its intangible assets for impairment. As a result the Company recorded a $7.4 million non-cash impairment charge on certain technology and domain assets. The impairment charge resulted from the decreased cash flow forecasts created by the weakness in the U.S. financial markets, decreases in the markets where the Company operates and changes in the planned utilization of the assets. We determined the fair value using estimates of future operating results and discounted cash flows.

In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016.

(14) Pro Forma Results of Operations—Marchex Voice Services (Unaudited)

The following table presents pro forma results of operations for the year ended December 31, 2007. The pro forma results of operations for the year ended December 31, 2007 are shown as if the Marchex Voice Services acquisition occurred as of January 1, 2007 and combine: (1) the historical results of operations of the Company for the year ended December 31, 2007; and (2) Marchex Voice Services historical results of operations for the pre-acquisition period from January 1, 2007 to September 18, 2007. The Company has used statutory rates in effect during the year ended December 31, 2007 to calculate the tax effects of the pro forma adjustments in determining the pro forma results of operations for the period presented.

Year ended December 31, 2007
Revenue	$141,066,371
Net loss	(3,733,315)
Net loss applicable to common stockholders	(3,638,167)
Net loss per share applicable to common stockholders:
Basic and diluted net loss per Class A and Class B share	$(0.09)

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at January 1, 2007, nor is it necessarily indicative of results that may occur in the future.

(15) Subsequent Events

In January 2010, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on February 15, 2010 to the holders of record as of the close of business on February 4, 2010. The Company paid approximately $707,000 for these quarterly dividends.

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

(b) Report of the registered public accounting firm

The report of KPMG LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2010 annual meeting of stockholders (the “2010 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2009.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our website, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2008 and 2009;

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2008 and 2009;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2008 and 2009;

•	Consolidated Statements of Cash Flow for the years ended December 31, 2007, 2008 and 2009; and

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 9, 2010.

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

Signature	Date

/S/ RUSSELL C. HOROWITZ Russell C. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)	March 9, 2010

/S/ MICHAEL A. ARENDS Michael A. Arends Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2010

/S/ JOHN KEISTER John Keister President and Director	March 9, 2010

/S/ DENNIS CLINE Dennis Cline Director	March 9, 2010

/S/ ANNE DEVEREUX Anne Devereux Director	March 9, 2010

Signature	Date

/S/ NICOLAS J. HANAUER Nicolas J. Hanauer Vice Chairman and Director	March 9, 2010

/S/ M. WAYNE WISEHART M. Wayne Wisehart Director	March 9, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among the Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

†††2.3	Agreement and Plan of Merger, dated as of July 21, 2004, by and among the Registrant, Project TPS, Inc., goClick.com, Inc and the Sole Stockholder of goClick.com, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004 and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and among the Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004 and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated as of April 26, 2005, by and among the Registrant, Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2005 and incorporated herein by reference).

2.6	Agreement and Plan of Merger, dated as of July 27, 2005, by and among the Registrant, Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2005 and incorporated herein by reference).

2.7	Asset Purchase Agreement, dated as of May 1, 2006, by and among the Registrant, MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2006 and incorporated herein by reference).

2.8	Asset Purchase Agreement, dated as of May 26, 2006, by and among the Registrant, MDNH, Inc., OpenList, Inc., Brian Harriman, the stockholders of OpenList, Inc., and with respect to the Articles VI and XI only, Brad Gerstner as stockholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2006 and incorporated herein by reference).

2.9	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Marchex, Inc., VoiceStar, Inc., and the Shareholders of VoiceStar, Inc (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2007 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

Exhibit Number	Description of Document
3.2	Amended and Restated Certificate of Incorporation of the Registrant (Filed with Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

3.3	By-laws of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (Filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004 and incorporated herein by reference).

*10.1	Amended and Restated 2003 Stock Incentive Plan (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

*10.2	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.3	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

*10.4	2004 Employee Stock Purchase Plan (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.5	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

†††10.6	Commercial Lease, entered into as of September 14, 2004, by and between Registrant and TrafficLeader, Inc. and A&A Properties Northwest (Filed with the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 15, 2004 and incorporated herein by reference).

+10.7	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

+10.8	Overture Master Agreement, effective February 14, 2005, by and between Overture Services, Inc., Overture Search Services (Ireland) Limited and MDNH, Inc. (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.9	Master Services Terms and Conditions for Agencies and Resellers, dated effective as of September 14, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

Exhibit Number	Description of Document
10.10	Amendment to the Master Services Terms and Conditions for Agencies and Resellers, dated as of November 23, 2004, by and between Overture Services, Inc. and Marchex, Inc. (d.b.a TrafficLeader) (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

*10.11	2004 Employee Stock Purchase Plan, as amended on December 8, 2005 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005 and incorporated herein by reference).

*10.12	Marchex, Inc. Annual Incentive Plan (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

*10.13	Form of Restricted Stock Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

*10.14	Form of Retention Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

+10.15	YAHOO! Publisher Network Agreement # 1-8196149, effective July 1, 2007, by and between Overture Services, Inc. d/b/a YAHOO! Search Marketing, Overture Search Services (Ireland) Limited, MDNH, Inc., and MDNH International Ltd (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007 and incorporated herein by reference).

+10.16	Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 11, 2008 and incorporated herein by reference).

+10.17	Credit Agreement dated as of April 1, 2008, by and between Marchex, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, and U.S. Bank National Association, as administrative agent. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

†++10.18	Advertising Insertion Order dated as of July 1, 2007, as amended, by and between the Registrant, MDNH, Inc. and Intelius Sales Company, LLC (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009 and incorporated herein by reference).

*10.19	Form of Retention Agreement Amendment (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.20	Revised Form of Retention Agreement (Filed with Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.21	Form of Restricted Stock Agreement Amendment (Filed with Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.22	First Amendment to Executive Employment Agreement effective as of May 8, 2009, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.23	Revised Form of Executive Restricted Stock Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.24	Form of Director Restricted Stock Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

Exhibit Number	Description of Document
10.25	Amended and Restated Lease effective as of June 5, 2009, between 520 Pike Street, Inc. and the Registrant (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.26	Form of Executive Officer Stock Option Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009 and incorporated herein by reference).

†++10.27	Amendment No. 4 to Advertising Insertion Order effective as of December 31, 2009, by and between the Registrant, MDNH, Inc. and Intelius Sales Company, LLC.

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31(i)	Certification of CEO pursuant to Rule 13a-14(a)15d-14(a).

†31(ii)	Certification of CFO pursuant to Rule 13a-14(a)15d-14(a).

††32.1	Certification of CEO pursuant to Section 1350.

††32.2	Certification of CFO pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement.
(+)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.
(++)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.
†††	Refiled herewith pursuant to Regulation S-K Item 10(d).