Form 10-Q
period 2010-03-31
MARCHEX INC
filed 2010-05-10
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-50658

Marchex, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Pike Street, Suite 2000

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 7, 2010
Class A common stock, par value $.01 per share	10,786,403
Class B common stock, par value $.01 per share	24,380,538

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2009	March 31, 2010
Assets

Current assets:
Cash and cash equivalents	$33,638,002	$33,838,311
Trade accounts receivable, net	14,783,429	14,758,497
Prepaid expenses and other current assets	3,463,430	3,384,569
Refundable taxes	5,380,029	6,012,775
Deferred tax assets	950,477	971,759

Total current assets	58,215,367	58,965,911
Property and equipment, net	5,051,717	4,888,184
Deferred tax assets	52,690,910	51,023,745
Intangible and other assets, net	3,667,398	3,160,190
Goodwill	35,438,289	35,429,002
Intangible assets from acquisitions, net	4,309,478	3,605,012

Total assets	$159,373,159	$157,072,044

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$8,763,090	$8,565,266
Accrued expenses and other current liabilities	6,158,966	5,128,722
Deferred revenue	2,020,728	1,984,284

Total current liabilities	16,942,784	15,678,272
Other non-current liabilities	1,005,444	1,219,306

Total liabilities	17,948,228	16,897,578

Stockholders’ equity:
Class A common stock	111,317	110,489
Class B common stock	251,939	248,138
Treasury stock	(3,204,884)	(1,671,904)
Additional paid-in capital	281,952,605	279,241,563
Accumulated deficit	(137,686,046)	(137,753,820)

Total stockholders’ equity	141,424,931	140,174,466

Total liabilities and stockholders’ equity	$159,373,159	$157,072,044

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2009	2010
Revenue	$26,570,949	$24,001,981

Expenses:
Service costs (1)	11,861,694	12,649,501
Sales and marketing	7,588,915	3,910,708
Product development	4,154,200	3,962,284
General and administrative (1)	4,070,540	3,836,261
Amortization of intangible assets from acquisitions (2)	2,134,966	704,466

Total operating expenses	29,810,315	25,063,220
Gain on sales and disposals of intangible assets, net	930,239	1,327,304

Income (loss) from operations	(2,309,127)	266,065
Other income (expense):
Interest income	16,154	18,605
Interest and line of credit expense	(13,912)	(25,823)
Other	12,915	1,558

Total other income (expense)	15,157	(5,660)

Income (loss) before provision for income taxes	(2,293,970)	260,405
Income tax expense (benefit)	(620,933)	328,179

Net loss	$(1,673,037)	$(67,774)

Dividends paid to participating securities	(40,614)	(43,574)

Net loss applicable to common stockholders	$(1,713,651)	$(111,348)

Basic and diluted net loss per share applicable to Class A and Class B common stockholders	$(0.05)	$(0.00)
Dividends paid per share	$0.02	$0.02
Shares used to calculate basic net loss per share applicable to common stockholders
Class A	10,931,216	10,835,671
Class B	23,735,958	22,170,607
Shares used to calculate diluted net loss per share applicable to common stockholders
Class A	10,931,216	10,835,671
Class B	34,667,174	33,006,278
(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$2,101,633	$704,466
General and administrative	33,333	—

Total	$2,134,966	$704,466

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(1,673,037)	$(67,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	3,721,904	2,096,798
Gain on sales of fixed assets, net	(440)	(18)
Gain on sales and disposals of intangible assets, net	(930,239)	(1,327,304)
Allowance for doubtful accounts and merchant advertiser credits	261,004	252,224
Stock-based compensation	2,452,027	2,387,323
Deferred income taxes	935,607	1,645,883
Excess tax benefit related to stock options	(11,064)	—
Change in certain assets and liabilities, net of acquisition:
Trade accounts receivable, net	4,203,938	(227,293)
Refundable taxes	(1,562,800)	(1,318,782)
Prepaid expenses, other current assets and restricted cash	80,535	6,115
Accounts payable	(1,714,619)	(305,329)
Accrued expenses and other current liabilities	(1,412,750)	(300,217)
Deferred revenue	(172,361)	(36,444)
Other non current liabilities	(3,923)	213,862

Net cash provided by operating activities	4,173,782	3,019,044
Cash flows from investing activities:
Purchases of property and equipment	(482,605)	(1,271,760)
Proceeds from sales of property and equipment	6,538	18
Proceeds from sales of intangible assets	930,368	1,327,521
Purchases of intangibles and changes in other non-current assets	(87)	(14,619)

Net cash provided by investing activities	454,214	41,160
Cash flows from financing activities:
Capital lease obligation principal payments	(10,632)	(2,272)
Excess tax benefit related to stock options	11,064	—
Common stock dividend payments	(741,105)	(705,958)
Repurchase of Class B common stock	(5,568,998)	(2,158,913)
Proceeds from exercises of stock options	12,562	3,150
Proceeds from employee stock purchase plan	13,008	4,098

Net cash used in financing activities	(6,284,101)	(2,859,895)

Net increase (decrease) in cash and cash equivalents	(1,656,105)	200,309
Cash and cash equivalents at beginning of period	27,418,396	33,638,002

Cash and cash equivalents at end of period	$25,762,291	$33,838,311

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a call advertising and small business marketing company. The Company delivers call and click-based advertising products to tens of thousands of advertisers. The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

The condensed consolidated financial statements include the accounts of Marchex and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of and from the date of acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior year to conform to the current year presentation.

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2009 and March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2010.

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

There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Recently Issued Accounting Pronouncements

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

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2009	2010
Partner and Other Revenue Sources	$14,800,545	$16,961,742
Proprietary Traffic Sources	11,770,404	7,040,239

Total Revenue	$26,570,949	$24,001,981

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

(3) Stock-based Compensation Plans

The Company accounts for stock-based compensation for employees and non-employees under the fair value method.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Three months ended March 31,
	2009	2010
Service costs	$94,510	$179,483
Sales and marketing	457,854	166,657
Product development	183,405	208,205
General and administrative	1,716,258	1,832,978

Total stock-based compensation	$2,452,027	$2,387,323

The per share fair value of stock options granted during the three months ended March 31, 2009 and 2010 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2009	2010
Expected life (in years)	4.0	4.0
Risk-free interest rate	1.41%	2.08%
Expected volatility	64%	66%
Expected dividend yield	1.10%	1.10%

Stock option activity during the three months ended March 31, 2010 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2009	4,701,151	$9.59	5.61	$1,669,404
Options granted	460,650	5.44
Options canceled	(67,459)	8.29
Options forfeited	(35,165)	13.20

Balance at March 31, 2010	5,059,177	$9.20	5.69	$1,692,376

Restricted stock activity during the three months ended March 31, 2010 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2009	2,541,802	$8.99
Granted	322,500	5.38
Vested	(431,452)	9.99
Forfeited	(7,500)	3.57

Unvested balance at March 31, 2010	2,425,350	$8.35

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes stock-based compensation expense related to all stock-based awards under the fair value method during the three months ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010
Total stock-based compensation included in net loss	$2,452,027	$2,387,323
Income tax benefit related to stock-based compensation included in net loss	$711,392	$658,537

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(4) Net Loss Per Share

We compute net loss per share of Class A and Class B common stock using the two class method. Under the provisions of the two class method, basic net loss per share is computed by dividing net loss applicable to participating securities by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss applicable to participating securities by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net loss per share of Class B common stock assumes the conversion of Class A common stock to Class B common stock, while the diluted net loss per share of Class A common stock does not assume the conversion of those shares.

In accordance with the two class method, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the earnings for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on our common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in our net assets in the event of liquidation, we have allocated undistributed losses on a proportionate basis. Additionally, the Company has paid dividends equally to both classes of common stock and the unvested restricted shares since it initiated a quarterly cash dividend in November 2006.

The provisions of FASB ASC 260 (previously FSP EITF 03-6-1) became effective for the Company on January 1, 2009, under this method instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting. As such, the Company’s restricted stock awards are considered participating securities for purposes of calculating earnings per share. Under the two class method, dividends paid on unvested restricted stock are allocated to these participating securities and therefore impacts the calculation of amounts allocated to common stock.

The following table includes net loss applicable to common stockholders used to compute basic net loss per share for the periods ended:

	Three Months March 31, 2009		Three Months March 31, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(540,347)	$(1,132,690)	$(36,555)	$(31,219)
Dividends paid to participating securities	—	(40,614)	—	(43,574)

Net loss applicable to common stockholders	$(540,347)	$(1,173,304)	$(36,555)	$(74,793)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,931,216	23,735,958	10,835,671	22,170,607

Basic net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.00)	$(0.00)

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table calculates net loss to diluted net loss applicable to common stockholders used to compute diluted net loss per share for the periods ended:

	Three Months March 31, 2009		Three Months March 31, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(540,347)	$(1,132,690)	$(36,555)	$(31,219)
Dividends paid to participating securities	—	(40,614)	—	(43,574)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(540,347)	—	(36,555)

Net loss applicable to common stockholders	$(540,347)	$(1,713,651)	$(36,555)	$(111,348)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,931,216	23,735,958	10,835,671	22,170,607
Conversion of Class A to Class B common shares outstanding	—	10,931,216	—	10,835,671

Weighted average number of shares outstanding used to calculate diluted net loss per share	10,931,216	34,667,174	10,835,671	33,006,278

Diluted net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.00)	$(0.00)

The weighted average number of shares used to calculate the diluted net loss per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive:

•

For the three months ended March 31, 2009, outstanding options to acquire 4,215,958 shares of Class B common stock with a weighted average exercise price of $11.59 per share. For the three months ended March 31, 2010, outstanding options to acquire 5,059,177 shares of Class B common stock with a weighted average exercise price of $9.20 per share.

•

For the three months ended March 31, 2009, 2,519,578 shares of unvested Class B restricted common shares at March 31, 2009 issued to employees and in connection with acquisitions. For the three months ended March 31, 2010, 2,425,350 shares of unvested Class B restricted common shares at March 31, 2010 issued to employees and in connection with acquisitions. Unvested shares were excluded from the denominator of the computation of basic net loss per share.

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

There were no distribution partners representing more than 10% of consolidated revenue for the three months ended March 31, 2009 and 2010.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Three months ended March 31,
	2009	2010
Advertiser A, C and D	10%	*
Advertiser B	18%	28%

*	Less than 10% of revenue.

Advertiser A and B are also distribution partners.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2009	At March 31, 2010
Advertiser A	11%	10%
Advertiser B	43%	46%

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

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2009	2010
United States	99%	96%
Canada	less than 1%	3%
Other countries	1%	1%

	100%	100%

(7) Property and Equipment

Property and equipment consisted of the following:

	December 31, 2009	March 31, 2010
Computer and other related equipment	$9,169,886	$9,487,505
Purchased and internally developed software	6,436,820	6,371,681
Furniture and fixtures	936,170	1,014,361
Leasehold improvements	1,210,415	1,446,959

	17,753,291	18,320,506
Less: accumulated depreciation and amortization	(12,701,574)	(13,432,322)

Property and equipment, net	$5,051,717	$4,888,184

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Depreciation and amortization expense, related to property and equipment was approximately $978,000 and $797,000 for the three months ended March 31, 2009 and 2010, respectively.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Future minimum payments are approximately as follows:

	Equipment and furniture capital leases	Facilities operating leases	Other contractual obligations	Total
Remainder of 2010	3,871	669,673	1,811,432	2,484,976
2011	—	1,200,206	1,933,964	3,134,170
2012	—	1,350,833	509,906	1,860,739
2013	—	1,521,260	—	1,521,260
2014	—	1,566,898	—	1,566,898
2015 and after	—	5,419,606	—	5,419,606

Total minimum payments	$3,871	$11,728,476	$4,255,302	$15,987,649
Less: amounts representing interest	—

Present value of lease obligation	3,871
Less current portion	(3,871)

Long-term portion	$—

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Rent expense incurred by the Company was approximately $418,000 and $433,000 for the three months ended March 31, 2009 and 2010, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement matures and all outstanding borrowings are due in April 2011. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and there is an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. As of March 31, 2010, the Company had no borrowings under the Credit Agreement.

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

The Company does not have a material amount of unrecognized tax benefits. There were no changes to tax contingencies during the three months ended March 31, 2010. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements. The Company will continue to evaluate its unresolved uncertain tax positions as of each balance sheet date to ensure appropriate accounting treatment.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2005 are within the statue of limitations and are under examination or may be subject to examination.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationship	$11,340,000	$(11,340,000)	$—
Distribution partner relationship	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,360,000)	—
Trademarks/domains	42,436,650	(38,414,950)	4,021,700
Acquired technology	16,900,000	(16,612,222)	287,778

	$84,136,650	$(79,827,172)	$4,309,478

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationship	$11,340,000	$(11,340,000)	$—
Distribution partner relationship	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,360,000)	—
Trademarks/domains	42,405,442	(38,988,208)	3,417,234
Acquired technology	16,900,000	(16,712,222)	187,778

	$84,105,442	$(80,500,430)	$3,605,012

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company for the three months ended March 31, 2009 and 2010 was approximately $2.1 million and $704,000, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $1.9 million for the remainder of 2010, $1.2 million in 2011, and $478,000 in 2012, and $0 in 2013 and thereafter.

(12) Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

Balance as of December 31, 2009	$35,438,289
Other	(9,287)

Balance as of March 31, 2010	$35,429,002

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset is more likely than not impaired. Events and circumstances considered in determining whether the carrying value of goodwill may be impaired include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

No impairment of significance of the Company’s intangible assets has been identified to date in 2010. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of its assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2009	March 31, 2010
Internet domain names	$15,686,370	$15,701,618
Less accumulated amortization	(12,417,328)	(12,879,241)

Internet domain names, net	3,269,042	2,822,377
Other assets:
Registration fees, net	146,412	95,920
Other	251,944	241,893

Total intangibles and other assets, net	$3,667,398	$3,160,190

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three months ended March 31, 2010 to renew or extend the term for domain names was $404,000. The weighted average renewal period for registration fees as of March 31, 2010 was approximately one year.

Amortization expense for internet domain names for the three months ended March 31, 2009 and 2010, was approximately $520,000 and $462,000, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $1.1 million for the remainder of 2010, $1.1 million in 2011, $422,000 in 2012, $175,000 in 2013 and $39,000 in 2014 and thereafter.

(14) Common Stock

In January 2010, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on the Company’s Class A common stock and Class B common stock which was paid on February 15, 2010 to the holders of record as of the close of business on February 4, 2010. The aggregate quarterly dividend paid was approximately $706,000.

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. The Company’s board of directors have authorized increases to the share repurchase program for the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.

During the three months ended March 31, 2010, the Company repurchased 411,000 shares of Class B common stock for approximately $2.2 million at an average stock price of $5.37 per share. The 411,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of March 31, 2010.

During the three months ended March 31, 2010, the Company’s board of directors approved the retirement of approximately 786,000 shares of treasury stock. The excess of purchase price over par value of $3.7 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15) Related Party Transactions

During the three months ended March 31, 2010, a member of the Company’s board of directors entered into a consulting agreement with an advertiser of the Company. The majority of the Company’s revenue from the advertiser was derived from our feed management services which were discontinued as of December 31, 2009. The amounts related to this advertiser follow:

	Three months ended March 31,
	2009	2010
Revenue	$106,107	$14,497

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	At December 31, 2009	At March 31, 2010
Accounts Receivable	$18,387	$3,588

(16) Subsequent Events

In April 2010, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on May 17, 2010 to the holders of record as of the close of business on May 5, 2010. The Company expects to pay approximately $705,000 for these quarterly dividends.

In May 2010, the Company entered into a lease agreement for office facilities in New York, New York which commences in the second quarter of 2010 and expires in March 2018. Future minimum payments related to these new facilities are approximately as follows: $149,000 in 2010, $228,000 in 2011, $233,000 in 2012, $239,000 in 2013, $267,000 in 2014, and $959,000 in aggregate thereafter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are a call advertising and small business marketing company. We deliver call and click-based advertising products to tens of thousands of advertisers, ranging from small and medium-sized businesses to the Fortune 500.

We have a suite of technology-based products and services that facilitate the efficient and cost-effective marketing and selling of goods and services for local and national advertisers who want to sell their products online and offline; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Small and Medium-Sized Businesses Marketing Products. Our small and medium-sized businesses marketing products enable reseller partners of local advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell search marketing and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network, including leading search engines and our own proprietary traffic sources. By creating a solution for companies who have relationships with small and medium-sized businesses, it makes it easy for these small and medium-sized businesses to participate in online, mobile, offline and call advertising. The lead services we offer to local advertisers through our small and medium-sized businesses marketing products include products typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, pay-for-call, advertising campaign management, reporting, and analytics. The small and medium-sized businesses marketing products have the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. AT&T is our largest advertiser reseller partner and was responsible for 28% of our total revenues for the three months ended March 31, 2010 of which the majority is derived from our small and medium-sized businesses marketing products.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local Web sites, mobile distribution and our own Publishing Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser’s Web site and completes a specified action. We also offer a private-label platform for publishers, separate and distinct from our small and medium-sized businesses marketing products which enable them to monetize their Web sites with contextual advertising from their own customers or from our advertising relationships. We sell pay-per-click contextual advertising placements on specialized vertical and branded publisher Web sites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Call Advertising Services. We deliver a variety of call advertising services to national advertisers, advertising agencies and small and medium-sized advertiser reseller partners. These services include pay-for-call, phone number provisioning, call tracking, call analytics, click-to-call, Web site proxying, and other call-based services which enable our customers to utilize mobile, offline and online advertising to drive calls as well as clicks into their businesses and to use call tracking to measure the effectiveness of both their online, mobile and offline advertising campaigns. Advertisers pay us a fee for each call they receive from call-based ads we distribute on our distribution network or for each phone number provisioned and a pre-negotiated rate per minute.

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

•

Feed Management and Related Services. Through the end of 2009, we used our proprietary technology to crawl and extract relevant product content from advertisers’ databases and Web sites to create automated and highly-targeted product and service listings feed, which we delivered primarily into Yahoo!’s search submit product. Advertisers generally paid us a fixed price for each click they received on an advertisement or listing included in the feed. In addition and as a supplement to feed management services, we offered campaign management services to enable our advertisers to consolidate the purchasing, management, optimization and reporting from their search and vertical advertising campaigns across a large number of search engines, local Web sites and pay-per-click networks into one centralized location. Under these services advertisers paid us a pre-negotiated rate for each click they receive on their advertisement placed or managed as part of our campaign management services. Yahoo! discontinued its feed management service relationship with us effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management and related service offerings as of that date. We generated $7.5 million in revenues from feed management and related services for the year ended December 31, 2009. The impact on our financial statements attributable to our ending this service is lessened by the relatively low operating margin attributable to this service given our revenue share arrangement with Yahoo! with respect thereto.

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

All inter-company transactions and balances within Marchex have been eliminated in consolidation. Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on the respective acquisition dates. All goodwill, intangible assets and liabilities resulting from the acquisitions have been recorded in our financial statements.

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2009 and 2010.

Revenue

We currently generate revenue through our suite of services, including our small and medium-sized businesses marketing products, pay-per-click advertising, call advertising services, publishing network, and historically our feed management and related services.

Our primary sources of revenue are the performance-based advertising services, which include pay-per-click services, pay-for-call services, cost-per-action services and historically our feed management and related services. These primary sources amounted to greater than 75% of our revenues in all periods presented. Our secondary sources of revenue are our campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 25% of our revenues in all periods presented. We have no barter transactions.

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

Performance-Based Advertising Services

In providing pay-per-click and call advertising services, we generate revenue upon our delivery of qualified and reported click-throughs or phone calls to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each click-through or phone call, which occurs when an online user clicks on or makes a phone call based on any of their advertisement listings after it has been placed by us or by our distribution partners. Each click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, our portfolio of owned Web sites, other targeted Web-based content and mobile and offline sources. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed.

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

User Acquisition Costs

For the periods presented the largest component of our service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their online, mobile or other user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their Web sites and indexes. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue.

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

Stock-Based Compensation

We account for stock-based compensation under the fair value method. As a result, stock-based compensation consists of the following:

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

As of March 31, 2010, we have net deferred tax assets of $52.0 million, relating to the impairment of goodwill, amortization of intangibles assets, net operating loss carryforwards and certain other temporary differences. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of March 31, 2010, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realizable and accordingly, have recorded a valuation allowance of $3.6 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2010, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of March 31, 2010, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

As of March 31, 2010, we had certain tax effected state and foreign net operating loss carryforwards of approximately $3.6 million. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state and foreign net operating loss carryforwards as of March 31, 2010.

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2009 and 2010 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended March 31,
	2009	2010
Revenue	100%	100%

Expenses:
Service costs	45%	53%
Sales and marketing	29%	16%
Product development	16%	17%
General and administrative	15%	16%
Amortization of intangible assets from acquisitions	8%	3%

Total operating expenses	113%	105%
Gain on sales and disposals of intangible assets, net	4%	6%

Income (loss) from operations	-9%	1%

Other income (expense):
Interest income	0%	0%
Interest expense	0%	0%
Other	0%	0%

Total other income	0%	0%

Income (loss) before provision for income taxes	-9%	1%
Income tax expense (benefit)	-2%	1%

Net loss	-7%	0%

Comparison of the Three months ended March 31, 2009 to the Three months ended March 31, 2010

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2009	2010
Partner and Other Revenue Sources	$14,800,545	$16,961,742
Proprietary Traffic Sources	11,770,404	7,040,239

Total Revenue	$26,570,949	$24,001,981

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

Revenue decreased 10%, from $26.6 million for the three months ended March 31, 2009 to $24.0 million in the same period in 2010. Our publishing network revenue decreased primarily due to $4.1 million lower revenues for cost-per-actions from resellers such as Dex One Corporation, SuperMedia Inc., WhitePages, Inc. and Intelius, Inc., particularly related to our local search and directory Web sites. The remainder of such decrease was largely due to lower revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo!

The partner and other revenues were affected by our adding more than 5,000 accounts to our small and medium-sized businesses marketing products and call advertising services which were primarily attributable for an increase of $4.0 million in the revenues we generated from these services during this period. This increase was offset by a decrease in revenue generated from our feed management services. Effective December 31, 2009 Yahoo! discontinued its feed management service relationship with us as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management service offering as of that date.

Under our primary arrangement with AT&T, we generate revenues from our small and medium-sized businesses marketing products to sell search marketing packages and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. AT&T and Yahoo! in the first quarter of 2009 accounted for 18% and 10%, respectively, of our total revenues compared to 28% and 9%, respectively, in the first quarter of 2010.

Except for our arrangement with AT&T where we generate revenues from our small and medium-sized businesses marketing products, in the near term we expect advertisers and resellers to have relatively stable advertising and marketing service budgets compared to the first quarter of 2010. We recently signed an extension of our arrangement with AT&T through June 30, 2015 that includes certain exclusivity provisions for new advertiser accounts and contemplates the migration of several thousand existing advertiser accounts over the next twelve months. As part of the arrangement, we have provided pricing reductions including significant near term pricing incentives. These incentives in comparison to the prior arrangement pricing could generate an estimated $9 million in savings for AT&T and accordingly, we expect a decrease in near term revenues but expect revenues to scale back upwards in the latter portion of the year.

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

Expenses

Expenses were as follows:

	Three months ended March 31,
	2009	% of revenue	2010	% of revenue
Service costs	$11,861,694	45%	$12,649,501	53%
Sales and marketing	7,588,915	29%	3,910,708	16%
Product development	4,154,200	16%	3,962,284	17%
General and administrative	4,070,540	15%	3,836,261	16%
Amortization of intangible assets from acquisitions	2,134,966	8%	704,466	3%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Three months ended March 31,
	2009	2010
Service costs	$94,510	$179,483
Sales and marketing	457,854	166,657
Product development	183,405	208,205
General and administrative	1,716,258	1,832,978

Total stock-based compensation	$2,452,027	$2,387,323

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 7%, from $11.9 million in the three months ended March 31, 2009 to $12.6 million in the same period in 2010. The increase was primarily attributable to an increase in distribution partner payments, fees paid to outside service providers, personnel costs, stock compensation, facility costs, communication and network costs and depreciation of $857,000, partially offset by a decrease in Internet domain amortization, royalty costs and credit card processing fees of $65,000.

Service costs represented 45% of revenue in the three months ended March 31, 2009 as compared to 53% in 2010. The 2010 increase as a percentage of revenue in service costs as compared to 2009 was primarily a result of an increase in the proportion of revenue attributable to our partner and other revenue sources for which there are related distribution partner payments as compared to our proprietary traffic revenue. Payments to pay-per-click distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage. We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners.

To the extent that payments to pay-per-click services, pay-for-call or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our publishing network sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our publishing network sources have no corresponding distribution partner payments. To the extent our publishing network sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. As a result of significant pricing incentives we’ve provided for under our arrangement with AT&T, we expect in the near term service costs will increase significantly as a percentage of revenue. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses decreased 48%, from $7.6 million for the three months ended March 31, 2009 to $3.9 million in the same period in 2010. As a percentage of revenue, sales and marketing expenses were 29% and 16% for the three months ended March 31, 2009 and 2010, respectively. The net decrease in dollars was related primarily to a decrease in online and outside marketing activities. Although online and outside marketing activities have been lower, we expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives and therefore such expenses may be lower in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Product Development. Product development expenses decreased 5%, from $4.2 million for the three months ended March 31, 2009 to $4.0 million in the same period in 2010. The decrease in dollars was primarily due to a decrease in personnel costs, fees paid to outside service providers and depreciation of $195,000. As a percentage of revenue, product development expenses were 16% and 17% for the three months ended March 31, 2009 and 2010, respectively. The 2010 increase as a percentage of revenue in product development expense as compared to 2009 was primarily a result of an increase in the proportion of personnel costs relative to revenue. In the near term, we do not expect significant changes to our product development expenditures. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses decreased 6%, from $4.1 million in the three months ended March 31, 2009 to $3.8 million in the same period in 2010. The decrease in dollars was primarily due to a decrease in fees paid to outside service providers, personnel costs, facility costs, depreciation and other costs of $365,000, partially offset by an increase in stock compensation of $117,000. As a percentage of revenue, general and administrative expenses were 15% and 16% for the three months ended March 31, 2009 and 2010, respectively. We expect a small increase to our general and administrative expenses in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 67%, from $2.1 million in the three months ended March 31, 2009 to $704,000 in the same period in 2010. The decrease was associated with certain intangible assets from acquisitions being fully amortized. During the three months ended March 31, 2010, the amortization of intangibles related to service costs.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $84.1 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

No impairment of significance of the Company’s intangible assets has been identified to date in 2010. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

Gain on sales and disposals of intangible assets, net. Gains on sales and disposals of intangible assets, net were $930,000 for the three months ended March 31, 2009, as compared to $1.3 million for the three months ended March 31, 2010, and was primarily attributable to the sales and disposals of Internet domain names and other intangible assets.

Other Income, net. Other income, net was $15,000 in the three months ended March 31, 2009 compared to ($6,000) in the same period in 2010. The decrease in other income, net during the three months ended March 31, 2010 was primarily due to lower interest rates.

Income Taxes. The income tax benefit in the three months ended March 31, 2009 was ($621,000) as compared to income tax expense of $328,000 in the same period in 2010.

In the three months ended March 31, 2010, the effective tax rate of 126% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method and other non-deductible amounts. In the three months ended March 31, 2009, the effective tax rate of (27%) differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method and other non-deductible amounts.

Net Loss. Net loss decreased from $1.7 million for the three months ended March 31, 2009 to $68,000 in the same period in 2010. The decrease was primarily attributable to lower operating expenses and an increase of gain on sales and disposals of intangibles.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $33.8 million and we had current and long term contractual obligations of $16.0 million, of which $11.7 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefit related to stock options, facility relocation and changes in working capital. Cash provided by operating activities for the three months ended March 31, 2010 of approximately $3.0 million consisted primarily of net loss of $68,000 adjusted for non-cash items of $6.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options and approximately $3.3 million used for working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2009 of approximately $4.2 million consisted primarily of net loss of $1.7 million adjusted for non-cash items of $7.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options and approximately $1.5 million used for working capital and other activities.

With respect to a significant portion of our pay-per-click and call advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related click-throughs or phone calls with the corresponding payments to the distribution partners who provide placement for the listings generally made only after our delivery of a click-through or phone call. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs or phone calls. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the three months ended March 31, 2009 and 2010. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

Nearly all of the advertising services provider arrangements are billed on a monthly basis following the month of our click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. For these services, advertiser’s payments are generally received one to three weeks following payment to the distribution partners. We expect that in the future periods, if the amounts from our advertising services provider arrangements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

We have payment arrangements with reseller partners particularly related to our proprietary traffic sources or our small and medium-sized businesses marketing products, such as AT&T, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., Vantage Media LLC and Intelius, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the three months ended and as of March 31, 2010 amounts from these partners along with Yahoo! totaled 57% of revenue and $10.7 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at March 31, 2010 from Yahoo! and AT&T totaled $1.5 million and $6.8 million, respectively.

Cash provided by investing activities for the three months ended March 31, 2010 of approximately $41,000 was primarily attributable to net purchases for property and equipment of less than $1.3 million which were more than offset by proceeds from the sales of intangible assets of approximately $1.3 million. Cash provided by investing activities for the three months ended March 31, 2009 of approximately $454,000 was primarily attributable to net purchases for property and equipment of $483,000 which were more than offset by proceeds from the sales of intangible assets of approximately $930,000. We expect property and equipment purchases will increase as we continue to invest in equipment and software. To the extent our operations increase, we expect to increase expenditures for our systems and personnel. Additionally, we have expended amounts for product development initiatives as well as amounts recorded as part of property and equipment for internally developed software. We expect our expenditures for product development initiatives and internally developed software will increase in the longer term in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash used in financing activities for the three months ended March 31, 2010 of approximately $2.9 million was primarily attributable to the repurchase of 411,000 shares of Class B common stock for treasury stock totaling approximately $2.2 million, and common stock dividend payments of $706,000. Cash used in financing activities for the three months ended March 31, 2009 of approximately $6.3 million was primarily attributable to the repurchase of 1.6 million shares of Class B common stock for treasury stock totaling approximately $5.6 million, and common stock dividend payments of $741,000.

The following table summarizes our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$11,728,476	$669,673	$2,551,039	$3,088,158	$5,419,606
Capital leases	3,871	$3,871	—	—	—
Other contractual obligations	4,255,302	$1,811,432	2,443,870	—	—

Total contractual obligations (1), (2)	$15,987,649	$2,484,976	$4,994,909	$3,088,158	$5,419,606

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of March 31, 2010, we had $30 million of availability under the credit agreement. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three months ended March 31, 2010, approximately 411,000 shares of Class B common stock were repurchased. The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2009, quarterly dividends were paid on February 17, May 15, August 17 and November 16, to Class A and Class B common stockholders of record as of the close of business of February 6, May 4, August 7 and November 6, respectively. For 2010, quarterly dividends were paid on February 15 to Class A and Class B common stockholders of record as of the close of business of February 4. The aggregate quarterly dividend paid in February 2010 was approximately $706,000. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors.

In April 2010, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay these dividends on May 17, 2010 to the holders of record as of the close of business on May 5, 2010. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.8 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach local consumers across online, mobile and offline sources. The primary revenue driver has been performance-based advertising, which includes pay-per-click advertising, call advertising services, cost-per-action services and feed management and related services. For pay-per-click advertising, pay-for-call and feed management and related services, revenue is recognized upon our delivery of qualified and reported click-throughs or phone calls to our advertisers or advertising service providers’ listing which occurs when an online, offline or mobile user clicks on or makes a phone call based on any of their advertisements after it has been placed by us or by our distribution partners. Each click-through or phone call on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

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

No impairment of significance of our intangible assets has been identified to date in 2010. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

We use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 —“Stock-based Compensation Plans” in the condensed consolidated financial statements for additional information.

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

As of March 31, 2010, we have net deferred tax assets of $52.0 million, relating to the impairment of goodwill, amortization of intangibles assets, net operating loss carryforwards and certain other temporary differences. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of March 31, 2010, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realizable and accordingly, have recorded a valuation allowance of $3.6 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2010, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of March 31, 2010, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

As of March 31, 2010, we had certain tax effected state and foreign net operating loss carryforwards of approximately $3.6 million. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state and foreign net operating loss carryforwards as of March 31, 2010.

Recently Issued Accounting Pronouncements

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 10, 2010. We do not believe any of the changes constitute material changes to the risk factors. An investment in our Class B common stock involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, our results of operations, and the value of our stock.

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

We had an accumulated deficit of $137.8 million as of March 31, 2010. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

A relatively small number of distribution partners currently deliver a significant percentage of traffic to our advertiser listings, although no one distribution partner accounts for advertiser listings and related revenue in excess of 10% of our revenues.

Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid click-throughs. Yahoo! discontinued its feed management service relationship with us effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, we ended our feed management and related service offerings to advertisers on that date. We generated $7.5 million in revenues from feed management and related services for the year ended December 31, 2009. The impact on our financial statements attributable to our ending this service is lessened by the relatively low operating margin attributable to this service given our revenue share arrangement with Yahoo! with respect thereto. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short- or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on certain advertiser reseller partners and agencies, including AT&T, Yellowbook USA Inc., The Cobalt Group, Super Media, Inc., Vantage Media, LLC, Yellow Pages Group Canada, and Intelius, Inc. for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the country and in local markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. AT&T is our largest advertiser reseller partner and was responsible for 28% of our total revenues for the three months ended March 31, 2010.

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

We received approximately 52% and 53% of our revenue from our five largest customers for the year ended December 31, 2009, and for the three months ended March 31, 2010, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 52% of our total revenues for the year ended December 31, 2009 and 53% for the three months ended March 31, 2010, respectively. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

We are heavily dependent upon the continued services of Russell C. Horowitz, our chairman and chief executive officer, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, each own shares of fully vested Class A common stock. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement.

Further, as of March 31, 2010, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 92% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we acquired U.S. Patent Number 6,822,663 titled “Transform Rule Generator for Web-Based Markup Languages” through our Voice Services transaction. We also own U.S. Patent Number 7,668,950B2 titled “Automatically Updating Performance-Based Online Advertising System and Method,” nonprovisional U.S. Patent Application Number 11/868,398 titled “System and Method for Classifying Search Queries,” nonprovisional U.S. Patent Application Number 11/985,188 titled “Method and System for Tracking Telephone Calls,” nonprovisional U.S. Patent Application Number 12/512,821 titled “Facility for Reconciliation of Business Records Using Genetic Algorithms” and provisional U.S. Patent Application Number 61/220,173 titled “Interface for Local-Based Information Browsing and Retrieving.” In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trademarks, trade names and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $3.00 to $26.14 per share through March 31, 2010. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of March 31, 2010, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 92% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 92% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2010, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
January 1, 2010 – January 31, 2010	91,742		$5.31	91,742	2,161,131
February 1, 2010 – February 28, 2010	226,724		5.40	226,724	1,934,407
March 1, 2010 – March 31, 2010	100,833	(2)	$4.96	93,333	1,841,074

Total Class B Common Shares	419,299		$5.27	411,799	1,841,074

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.
(2)	Includes 7,500 shares of restricted equity subject to vesting which were issued to certain employees. We repurchased shares which were not already vested for $0.01 per share upon termination of employment.

Item 6.	Exhibits

Exhibits:

31(i)†	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31(ii)†	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

32.1††	Certification of CEO pursuant to Section 1350.

32.2††	Certification of CFO pursuant to Section 1350.

†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

May 10, 2010