Form 10-Q
period 2010-06-30
MARCHEX INC
filed 2010-08-06
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 5, 2010
Class A common stock, par value $.01 per share	10,586,403
Class B common stock, par value $.01 per share	24,677,833

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2009	June 30, 2010
Assets

Current assets:
Cash and cash equivalents	$33,638,002	$32,903,472
Trade accounts receivable, net	14,783,429	13,438,343
Prepaid expenses and other current assets	3,463,430	4,775,715
Refundable taxes	5,380,029	6,463,316
Deferred tax assets	950,477	1,135,846

Total current assets	58,215,367	58,716,692
Property and equipment, net	5,051,717	4,871,219
Deferred tax assets	52,690,910	50,742,357
Intangible and other assets, net	3,667,398	2,811,623
Goodwill	35,438,289	35,419,717
Intangible assets from acquisitions, net	4,309,478	2,894,105

Total assets	$159,373,159	$155,455,713

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$8,763,090	$8,402,815
Accrued expenses and other current liabilities	6,158,966	6,021,007
Deferred revenue	2,020,728	1,953,753

Total current liabilities	16,942,784	16,377,575
Other non-current liabilities	1,005,444	1,570,324

Total liabilities	17,948,228	17,947,899

Stockholders’ equity:
Class A common stock	111,317	110,489
Class B common stock	251,939	249,262
Treasury stock	(3,204,884)	(1,493,885)
Additional paid-in capital	281,952,605	279,523,383
Accumulated deficit	(137,686,046)	(140,881,435)

Total stockholders’ equity	141,424,931	137,507,814

Total liabilities and stockholders’ equity	$159,373,159	$155,455,713

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Revenue	$47,652,022	$45,395,334	$21,081,073	$21,393,353
Expenses:
Service costs (1)	22,886,210	26,305,045	11,024,516	13,655,544
Sales and marketing (1)	11,271,267	7,422,083	3,682,352	3,511,375
Product development (1)	7,600,517	8,288,614	3,446,317	4,326,330
General and administrative (1)	8,057,735	8,125,820	3,987,195	4,289,559
Amortization of intangible assets from acquisitions (2)	3,469,551	1,415,373	1,334,585	710,907

Total operating expenses	53,285,280	51.556,935	23,474,965	26,493,715
Gain on sales and disposals of intangible assets, net	1,784,855	2,017,548	854,616	690,244

Loss from operations	(3,848,403)	(4,144,053)	(1,539,276)	(4,410,118)
Other income (expense):
Interest income	28,670	37,665	12,516	19,060
Interest and line of credit expense	(45,493)	(52,638)	(31,581)	(26,815)
Other	13,041	46,258	126	44,700

Total other income (expense)	(3,782)	31,285	(18,939)	36,945

Loss before provision for income taxes	(3,852,185)	(4,112,768)	(1,558,215)	(4,373,173)
Income tax benefit	(1,010,991)	(917,378)	(390,058)	(1,245,557)

Net loss	(2,841,194)	(3,195,390)	(1,168,157)	(3,127,616)
Dividends paid to participating securities	(90,459)	(91,689)	(49,846)	(48,115)

Net loss applicable to common stockholders	$(2,931,653)	$(3,287,079)	$(1,218,003)	$(3,175,731)

Basic and diluted net loss per share applicable to Class A and Class B common stockholders	$(0.09)	$(0.10)	$(0.04)	$(0.10)
Dividends paid per share	$0.04	$0.04	$0.02	$0.02
Shares used to calculate basic net loss per share applicable to common stockholders
Class A	10,899,547	10,810,901	10,869,216	10,786,403
Class B	23,094,703	22,077,331	22,454,956	21,995,133
Shares used to calculate diluted net loss per share applicable to common stockholders
Class A	10,899,547	10,810,901	10,869,216	10,786,403
Class B	33,994,250	32,888,232	33,324,172	32,781,536
(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$3,425,107	$1,415,373	$1,323,474	$710,907
General and administrative	44,444	—	11,111	—

Total	$3,469,551	$1,415,373	$1,334,585	$710,907

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(2,841,194)	$(3,195,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	6,690,386	4,069,133
Gain on sales of fixed assets, net	(565)	(18)
Gain on sales and disposals of intangible assets, net	(1,784,855)	(2,017,548)
Allowance for doubtful accounts and merchant advertiser credits	382,486	631,578
Stock-based compensation	4,990,108	4,981,020
Deferred income taxes	1,592,297	1,763,184
Excess tax benefit related to stock options	(49,477)	—
Change in certain assets and liabilities, net of acquisition:
Trade accounts receivable, net	9,431,197	713,507
Refundable taxes	(2,644,998)	(1,703,600)
Prepaid expenses, other current assets and restricted cash	90,186	(1,059,293)
Accounts payable	(5,159,858)	(231,099)
Accrued expenses and other current liabilities	(2,127,210)	(179,043)
Deferred revenue	(229,301)	(66,978)
Other non current liabilities	(8,158)	564,880

Net cash provided by operating activities	8,331,044	4,270,333
Cash flows from investing activities:
Purchases of property and equipment	(859,067)	(1,957,990)
Proceeds from sales of property and equipment	565	18
Proceeds from sales of intangible assets	1,785,155	2,017,914
Purchases of intangibles and changes in other non-current assets	(5,545)	(28,229)

Net cash provided by investing activities	921,108	31,713
Cash flows from financing activities:
Capital lease obligation principal payments	(21,584)	(4,337)
Excess tax benefit related to stock options	49,477	—
Common stock dividend payments	(1,457,415)	(1,409,528)
Repurchase of Class B common stock	(6,569,830)	(3,652,768)
Proceeds from exercises of stock options	35,417	21,830
Proceeds from employee stock purchase plan	24,648	8,227

Net cash used in financing activities	(7,939,287)	(5,036,576)

Net increase (decrease) in cash and cash equivalents	1,312,865	(734,530)
Cash and cash equivalents at beginning of period	27,418,396	33,638,002

Cash and cash equivalents at end of period	$28,731,261	$32,903,472

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$49,464	$(976,963)

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a call advertising and small business marketing company. The Company delivers call and click-based advertising products to tens of thousands of advertisers. The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2009 and June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2010 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2010.

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

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements,” which removed the requirements in ASC 855 for an SEC filer to disclose the date through which subsequent events have been evaluated for both issued and revised financial statements. The adoption of this update did not have a material effect on the Company’s financial statements.

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Partner and Other Revenue Sources	$29,371,257	$31,894,985	$14,570,713	$14,933,243
Proprietary Traffic Sources	18,280,765	13,500,349	6,510,360	6,460,110

Total Revenue	$47,652,022	$45,395,334	$21,081,073	$21,393,353

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, other targeted Web-based content, mobile and offline sources. The Company generates revenue upon delivery of qualified and reported click-throughs or phone calls to the Company’s advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their online, mobile or other user traffic. Other revenues include the Company’s call provisioning and call tracking services, campaign management services, natural search optimization services and outsourced search marketing platforms.

The Company’s proprietary traffic revenues are generated from the Company’s portfolio of owned Web sites which are monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based advertising units, banner advertising and sponsorships. When an online user navigates to one of the Company’s owned and operated Web sites and clicks on a particular listing or completes the specified action, the Company receives a fee.

(3) Stock-based Compensation Plans

The Company accounts for stock-based compensation for employees and non-employees under the fair value method.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Service costs	$197,056	$384,632	$102,546	$205,149
Sales and marketing	982,509	381,094	524,655	214,437
Product development	298,432	460,176	115,027	251,971
General and administrative	3,512,111	3,755,118	1,795,853	1,922,140

Total stock-based compensation	$4,990,108	$4,981,020	$2,538,081	$2,593,697

The per share fair value of stock options granted during the three and six months ended June 30, 2009 and 2010 was determined on the date of grant using the Black-Scholes option-pricing model unless the stock options are subject to certain service and market conditions, in which case the Company uses other fair value models. The following weighted average assumptions were used in determining the fair value of option grants for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Expected life (in years)	4.0	4.6	4.0	5.4
Risk-free interest rate	1.52%	1.79%	2.09%	1.40%
Expected volatility	65%	66%	65%	66%
Expected dividend yield	1.1%	1.1%	1.1%	1.1%

In May 2010, the Company’s Board of Directors approved an amendment to the Company’s 2003 Amended and Restated Stock Incentive Plan (the “Plan”) which provides for the grant of restricted stock units to eligible participants under the Plan.

In May 2010, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved stock option grants of 157,500 and restricted stock grants of 315,000 to certain executive officers. The stock options vest 25% on the first annual anniversary of the grant date and 1/12th of the remainder will vest quarterly thereafter for the following three years. The restricted shares will vest 25% on each of the first, second, third and fourth annual anniversaries of the grant date. The fair value of these awards is $2.0 million and is being recognized over their respective vesting periods.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Compensation Committee also approved performance based equity awards to certain executive officers which included 405,000 stock option grants and grants of 135,000 restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s Class B common stock upon satisfaction of certain vesting considerations. These performance based awards have vesting based on certain service and market conditions. These performance based awards were issued in three separate tranches and each successive tranche will vest on the later of (a) the 12, 21, or 30 month of the anniversary of the grant date, respectively, and (b) the Company’s Class B common stock upon reaching certain average stock price targets for each tranche. The fair value of these performance based equity awards is being recognized over their expected service periods.

Stock option activity during the six months ended June 30, 2010 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2009	4,701,151	$9.59	5.61	$1,669,404
Options granted (1)	1,204,050	5.10
Options exercised	(3,000)	3.07
Options canceled	(112,531)	6.95
Options forfeited	(147,406)	12.32

Balance at June 30, 2010 (1)	5,642,264	$8.65	6.00	$369,526

(1)	Includes 405,000 options that have vesting based on certain service and market conditions.

Restricted stock awards and restricted stock units activity during the six months ended June 30, 2010 is summarized as follows:

	Shares	Weighted average grant date fair value
Awarded and unvested balance at December 31, 2009	2,541,802	$8.99
Granted (1)	883,500	4.77
Vested	(433,952)	9.95
Forfeited	(10,500)	3.57

Awarded and unvested balance at June 30, 2010 (1)	2,980,850	$7.63

(1)	Includes 135,000 restricted stock units which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service and market conditions.

The following table summarizes stock-based compensation expense related to all stock-based awards under the fair value method during the three and six months ended June 30, 2009 and 2010:

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Total stock-based compensation included in net loss	$4,990,000	$4,981,000	$2,538,000	$2,594,000
Income tax benefit related to stock-based compensation included in net loss	$1,451,000	$1,364,000	$740,000	$706,000

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

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following table includes net loss applicable to common stockholders used to compute basic net loss per share for the periods ended:

	Six months ended June 30, 2009		Six months ended June 30, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(939,974)	$(1,901,220)	$(1,080,517)	$(2,114,873)
Dividends paid to participating securities	—	(90,459)	—	(91,689)

Net loss applicable to common stockholders	$(939,974)	$(1,991,679)	$(1,080,517)	$(2,206,562)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,899,547	23,094,703	10,810,901	22,077,331

Basic net loss per share applicable to common stockholders	$(0.09)	$(0.09)	$(0.10)	$(0.10)

	Three months ended June 30, 2009		Three months ended June 30, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(397,271)	$(770,886)	$(1,044,939)	$(2,082,677)
Dividends paid to participating securities		(49,846)	—	(48,115)

Net loss applicable to common stockholders	$(397,271)	$(820,732)	$(1,044,939)	$(2,130,792)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,869,216	22,454,956	10,786,403	21,995,133

Basic net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(0.10)	$(0.10)

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table calculates net loss to diluted net loss applicable to common stockholders used to compute diluted net loss per share for the periods ended:

	Six months ended June 30, 2009		Six months ended June 30, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(939,974)	$(1,901,220)	$(1,080,517)	$(2,114,873)
Dividends paid to participating securities	—	(90,459)	—	(91,689)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(939,974)	—	(1,080,517)

Net loss applicable to common stockholders	$(939,974)	$(2,931,653)	$(1,080,517)	$(3,287,079)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,899,547	23,094,703	10,810,901	22,077,331
Conversion of Class A to Class B common shares outstanding	—	10,899,547	—	10,810,901

Weighted average number of shares outstanding used to calculate diluted net loss per share	10,899,547	33,994,250	10,810,901	32,888,232

Diluted net loss per share applicable to common stockholders	$(0.09)	$(0.09)	$(0.10)	$(0.10)

	Three months ended June 30, 2009		Three months ended June 30, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(397,271)	$(770,886)	$(1,044,939)	$(2,082,677)
Dividends paid to participating securities	—	(49,846)	—	(48,115)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(397,271)	—	(1,044,939)

Net loss applicable to common stockholders	$(397,271)	$(1,218,003)	$(1,044,939	$(3,175,731)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,869,216	22,454,956	10,786,403	21,995,133
Conversion of Class A to Class B common shares outstanding	—	10,869,216	—	10,786,403

Weighted average number of shares outstanding used to calculate diluted net loss per share	10,869,216	33,324,172	10,786,403	32,781,536

Diluted net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(0.10)	$(0.10)

The weighted average number of shares used to calculate the diluted net loss per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive:

•

For the three and six months ended June 30, 2009, outstanding options to acquire 3,728,018 and 3,958,710 shares of Class B common stock with a weighted average exercise price of $12.33 and $11.29 per share, respectively. For the three and six months ended June 30, 2010, outstanding options to acquire 4,574,039 and 4,388,894 shares of Class B common stock with a weighted average exercise price of $9.81 and $10.08 per share, respectively.

•

For the three and six months ended June 30, 2009, 2,850,880 shares of unvested Class B restricted common shares at June 30, 2009 issued to employees and in connection with acquisitions. For the three and six months ended June 30, 2010, 2,741,000 shares of unvested Class B restricted common shares at June 30, 2010 issued to employees and in connection with acquisitions. Unvested shares were excluded from the denominator of the computation of basic net loss per share.

•

For the three and six months ended June 30, 2010, 405,000 stock options and 135,000 restricted stock units of performance based awards until certain service and market conditions are met. These performance based awards were excluded from the denominator of the computation of basic net loss per share.

(5) Concentrations

The Company maintains substantially all of their cash and cash equivalents with one financial institution.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

There were no distribution partners representing more than 10% of consolidated revenue for the three and six months ended June 30, 2009 and 2010.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Advertiser A	10%	*	11%	*
Advertiser B	20%	22%	21%	15%
Advertiser D	11%	*	13%	*

*	Less than 10% of revenue.

Advertiser A and B are also distribution partners.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2009	At June 30, 2010
Advertiser A	11%	*
Advertiser B	43%	34%

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

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
United States	99%	96%	98%	95%
Canada	*	3%	*	4%
Other countries	*	*	1%	*

	100%	100%	100%	100%

*	Less than 1% of revenue.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(7) Property and Equipment

Property and equipment consisted of the following:

	At December 31, 2009	At June 30, 2010
Computer and other related equipment	$9,169,886	$10,047,004
Purchased and internally developed software	6,436,820	6,527,827
Furniture and fixtures	936,170	1,026,528
Leasehold improvements	1,210,415	1,448,622

	$17,753,291	$19,049,981
Less: accumulated depreciation and amortization	(12,701,574)	(14,178,764)

Property and equipment, net	$5,051,717	$4,871,217

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Depreciation and amortization expense, related to property and equipment was approximately $1.0 million and $737,000 for the three months ended June 30, 2009 and 2010, respectively, and was $2.0 million and $1.5 million for the six months ended June 30, 2009 and 2010, respectively.

(8) Commitments

The Company has commitments for future payments related to office facilities leases, equipment and furniture leases, and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2018. The equipment and furniture leases are financed through capital lease arrangements and are included in property and equipment and the related depreciation is recorded as depreciation expense. The Company also has other contractual obligations expiring over varying time periods through 2012. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other service providers. Future minimum payments are approximately as follows:

	Equipment and furniture leases	Facilities operating leases	Other contractual obligations	Total
2010	$1,563	$643,566	$1,345,707	$1,990,836
2011	—	1,409,230	2,161,173	3,570,403
2012	—	1,593,537	954,505	2,548,042
2013	—	1,769,788	100,350	1,870,138
2014	—	1,840,062	—	1,840,062
2015 and after	—	6,397,143	—	6,397,143

Total minimum payments	$1,563	$13,653,326	$4,561,735	$18,216,624

In May 2010, the Company entered into a lease agreement for office facilities in New York, New York which commenced in the second quarter of 2010 and expires in March 2018. Future minimum payments related to these new facilities are approximately as follows: $6,000 in 2010, $209,000 in 2011, $242,000 in 2012, $249,000 in 2013, $273,000 in 2014, and $978,000 in aggregate thereafter.

Rent expense incurred by the Company was approximately $379,000 and $432,000 for the three months ended June 30, 2009 and 2010, respectively, and was $797,000 and $865,000 for the six months ended June 30, 2009 and 2010, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement matures and all outstanding borrowings are due in April 2011. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and there is an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. As of June 30, 2010, the Company had no borrowings under the Credit Agreement.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In some agreements to which we are a party, we have agreed to indemnification provisions of varying scope and terms with advertisers, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company and intellectual property infringement claims made by third parties. As a result of these provisions, we may from time to time provide certain levels of financial support to our contract parties to seek to minimize the impact of any associated litigation in which they may be involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefore have been recorded in the accompanying unaudited condensed consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification provisions could be material.

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

The Company does not have a material amount of unrecognized tax benefits. There were no changes to the amount of unrecognized tax benefits during the three and six months ended June 30, 2010. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements. The Company will continue to evaluate its unresolved uncertain tax positions as of each balance sheet date to ensure appropriate accounting treatment.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2005 are within the statue of limitations and are under examination or may be subject to examination.

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationship	$11,340,000	$(11,340,000)	$—
Distribution partner relationship	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,360,000)	—
Trademarks/domains	42,436,650	(38,414,950)	4,021,700
Acquired technology	16,900,000	(16,612,222)	287,778

	$84,136,650	$(79,827,172)	$4,309,478

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationship	$11,340,000	$(11,340,000)	$—
Distribution partner relationship	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,360,000)	—
Trademarks/domains	42,388,573	(39,582,247)	2,806,326
Acquired technology	16,900,000	(16,812,221)	87,779

	$84,088,573	$(81,194,468)	$2,894,105

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $1.3 million and $711,000 for the three months ended June 30, 2009 and 2010, respectively, and was $3.5 million and $1.4 million for the six months ended June 30, 2009 and 2010, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $1.2 million for the remainder of 2010, $1.2 million in 2011, and $479,000 in 2012, and $0 in 2013 and thereafter.

(12) Goodwill

Changes in the carrying amount of goodwill for the three months ended June 30, 2010 are as follows:

Balance as of December 31, 2009	$35,438,289
Other	(18,572)

Balance as of June 30, 2010	$35,419,717

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

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2009	June 30, 2010
Internet domain names	$15,686,370	$15,734,630
Less accumulated amortization	(12,417,328)	(13,269,840)

Internet domain names, net	3,269,042	2,464,790
Other assets:
Registration fees, net	146,412	66,004
Other	251,944	280,829

Total intangibles and other assets, net	$3,667,398	$2,811,623

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and six months ended June 30, 2010 to renew or extend the term for domain names was $712,000 and $1.1 million, respectively. The weighted average renewal period for registration fees as of June 30, 2010 was approximately one year.

Amortization expense for internet domain names was approximately $528,000 and $391,000 for the three months ended June 30, 2009 and 2010, respectively, and was $1.1 million and $853,000 for the six months ended June 30, 2009 and 2010, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $734,000 for the remainder of 2010, $1.1 million in 2011, $422,000 in 2012, $175,000 in 2013 and $40,000 in 2014.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(14) Common Stock

In April 2010, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on the Company’s Class A common stock and Class B common stock which was paid on May 17, 2010 to the holders of record as of the close of business on May 5, 2010. The aggregate quarterly dividend paid was approximately $704,000.

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

During the six months ended June 30, 2010, the Company repurchased 715,000 shares of Class B common stock for approximately $3.7 million at an average stock price of $5.17 per share. The 715,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of June 30, 2010.

During the six months ended June 30, 2010, the Company’s board of directors approved the retirement of approximately 1.1 million shares of treasury stock. The excess of purchase price over par value of $5.4 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15) Related Party Transactions

During the three and six months ended June 30, 2010, a member of the Company’s board of directors entered into a consulting agreement with an advertiser of the Company. The majority of the Company’s revenue from the advertiser was derived from our feed management services which were discontinued as of December 31, 2009. The amounts related to this advertiser follow:

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Revenue	$183,532	$22,559	$77,425	$8,062

	At December 31, 2009	At June 30, 2010
Accounts Receivable	$18,387	$2,444

(16) Subsequent Events

In July 2010, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on August 16, 2010 to the holders of record as of the close of business on August 6, 2010. The Company expects to pay approximately $706,000 for these quarterly dividends.

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

Overview

We are a call advertising and small business marketing company. We deliver call and click-based advertising products to tens of thousands of advertisers, ranging from small and medium-sized businesses to the Fortune 500. We have a suite of technology-based products and services that facilitate the efficient and cost-effective marketing and selling of goods and services for local and national advertisers who want to sell their products online and offline; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Small and Medium-Sized Businesses Marketing Products. Our small and medium-sized businesses marketing products enable reseller partners of local advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell search marketing and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network, including leading search engines and our own proprietary traffic sources. By creating a solution for companies who have relationships with small and medium-sized businesses, it makes it easy for these small and medium-sized businesses to participate in online, mobile, offline and call advertising. The lead services we offer to local advertisers through our small and medium-sized businesses marketing products include products typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, pay-for-call, advertising campaign management, reporting, and analytics. The small and medium-sized businesses marketing products have the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), AT&T is our largest advertiser reseller partner and was responsible for 15% and 22% of our total revenues for the three and six months ended June 30, 2010 of which the majority is derived from our small and medium-sized businesses marketing products.

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

We currently have offices in Seattle, Washington; Las Vegas, Nevada; New York, New York and Philadelphia, Pennsylvania.

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

The comparative periods presented are for the three months ended June 30, 2009 and 2010.

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

As of June 30, 2010, we have net deferred tax assets of $51.9 million, relating to the impairment of goodwill, amortization of intangibles assets, net state and foreign operating loss carryforwards and certain other temporary differences. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of June 30, 2010, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realizable and accordingly, have recorded a valuation allowance of $3.6 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of June 30, 2010, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of June 30, 2010, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

As of June 30, 2010, we had certain tax effected state and foreign net operating loss carryforwards of approximately $3.6 million. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state and foreign net operating loss carryforwards as of June 30, 2010.

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and months ended June 30, 2009 and 2010 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2010	2009	2010
Revenue	100.0%	100.0%	100%	100%

Expenses:
Service costs	48%	58%	52%	64%
Sales and marketing	24%	16%	18%	16%
Product development	16%	18%	16%	20%
General and administrative	17%	18%	19%	20%
Amortization of intangible assets from acquisitions	7%	3%	6%	3%

Total operating expenses	112%	114%	111%	124%
Gain on sales and disposals of intangible assets, net	4%	4%	4%	3%

Loss from operations	-8%	-9%	-7%	-21%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	-0%	-0%	0%	0%
Other	0%	0%	0%	0%

Total other income	0%	0%	0%	0%

Loss before provision for income taxes	-8%	-9%	-7%	-20%
Income tax benefit	-2%	-2%	-2%	-6%

Net loss	-6%	-7%	-5%	-15%
Dividends paid to participating securities	-0%	-0%	0%	0%

Net loss applicable to common stockholders	-6%	-7%	-6%	-14%

Comparison of the Three months ended June 30, 2009 to the Three months ended June 30, 2010 and of the Six months ended June 30, 2009 to the Six months ended June 30, 2010

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Partner and Other Revenue Sources	$29,371,257	$31,894,985	$14,570,713	$14,933,243
Proprietary Traffic Sources	18,280,765	13,500,349	6,510,360	6,460,110

Total Revenue	$47,652,022	$45,395,334	$21,081,073	$21,393,353

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

Revenue increased 1% from $21.1 million for the three months ended June 30, 2009 to $21.4 million in the same period in 2010. Our publishing network revenue was relatively consistent with higher revenues for cost-per-actions from resellers related to our local search and directory Web sites offset primarily by a $532,000 decrease in revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo!.

The partner and other revenues were affected by increased revenues of $4.5 million primarily from our call advertising services and to a lesser extent our pay-per-click services. This increase was offset by a decrease in revenue from AT&T from pricing reductions and incentives as part an extension of our arrangement with AT&T and a $2.0 million decrease in revenue generated from our feed management services. Effective December 31, 2009 Yahoo! discontinued its feed management service relationship with us as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management service offering as of that date.

Under our primary arrangement with AT&T, we generate revenues from our small and medium-sized businesses marketing products to sell search marketing packages and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with AT&T through June 30, 2015 that includes certain exclusivity provisions for new advertiser accounts and contemplates the migration of several thousand existing advertiser accounts over the next nine to twelve months. As part of the arrangement, we provided pricing reductions including significant near term pricing incentives. These incentives in comparison to the prior arrangement pricing could generate an estimated $8-9 million in savings for AT&T during 2010 and accordingly, we experienced a decrease in second quarter revenues but expect revenues from the arrangement to scale back upwards in the latter portion of the year.

AT&T and Yahoo! in the second quarter of 2009 accounted for 21% and 11%, respectively, of our total revenues compared to 15% and 9%, respectively, in the second quarter of 2010.

Except for our arrangement with AT&T where we generate revenues from our small and medium-sized businesses marketing products, in the near term we expect advertisers and resellers to have relatively stable advertising and marketing service budgets compared to the second quarter of 2010 and anticipate modest increases in our call advertising revenues.

Revenue decreased 5%, from $47.7 million for the six months ended June 30, 2009 to $45.4 million in the same period in 2010. Our publishing network revenue decreased primarily due to $3.2 million lower revenues for cost-per-actions from resellers such as Dex One Corporation, WhitePages, Inc. and Intelius, Inc., particularly related to our local search and directory Web sites. The remainder of such decrease was largely due to lower revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo!

The partner and other revenues increased $2.5 million and were affected by our adding more than 5,000 accounts to our small and medium-sized businesses marketing products and call advertising services and to a lesser extent our pay-per-click services which were offset by a decrease in revenue from AT&T from pricing reductions and incentives as part of an extension of our arrangement with AT&T in the second quarter and a decrease in revenue of $4.3 million generated from our feed management and related services. Effective December 31, 2009 Yahoo! discontinued its feed management service relationship with us as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management service offering as of that date.

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

Expenses

Expenses were as follows:

	Six months ended June 30,				Three months ended June 30,
	2009	% of revenue	2010	% of revenue	2009	% of revenue	2010	% of revenue
Service costs	$22,886,210	48%	$26,305,045	58%	$11,024,516	52%	$13,655,544	64%
Sales and marketing	11,271,267	24%	7,422,083	16%	3,682,352	17%	3,511,375	16%
Product development	7,600,517	16%	8,288,614	18%	3,446,317	16%	4,326,330	20%
General and administrative	8,057,735	17%	8,125,820	18%	3,987,195	19%	4,289,559	20%
Amortization of intangible assets from acquisitions	3,469,551	7%	1,415,373	3%	1,334,585	6%	710,907	3%

	$53,285,280	112%	$51,556,935	114%	$23,474,965	111%	$26,493,715	124%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Service costs	$197,056	$384,632	$102,546	$205,149
Sales and marketing	982,509	381,094	524,655	214,437
Product development	298,432	460,176	115,027	251,971
General and administrative	3,512,111	3,755,118	1,795,853	1,922,140

Total stock-based compensation	$4,990,108	$4,981,020	$2,538,081	$2,593,697

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 24%, from $11.0 million in the three months ended June 30, 2009 to $13.7 million in the same period in 2010. The increase was primarily attributable to an increase in distribution partner payments, fees paid to outside service providers, personnel costs, stock compensation, facility costs, communication and network costs and depreciation of $2.8 million, partially offset by a decrease in Internet domain amortization, royalty costs and credit card processing fees of $192,000.

Service costs represented 52% of revenue in the three months ended June 30, 2009 as compared to 64% in 2010. The 2010 increase as a percentage of revenue in service costs as compared to 2009 was primarily a result of an increase in the proportion of revenue attributable to our pay-per-click, pay-for-call or cost-per-action services for which there are related distribution partner payments and the effect of the pricing incentives to AT&T.

Service costs represented 48% of revenue in the six months ended June 30, 2009 as compared to 58% in 2010. The 2010 increase as a percentage of revenue in service costs as compared to 2009 was primarily a result of an increase in the proportion of revenue attributable to our pay-per-click, pay-for-call or cost-per-action services for which there are related distribution partner payments and the effect of the pricing incentives to AT&T. Payments to pay-per-click, pay-for-call or cost-per-action distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-per-click, pay-for-call or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our publishing network sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our publishing network sources have no corresponding distribution partner payments. To the extent our publishing network sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. As a result of significant pricing incentives we have provided for under our arrangement with AT&T, we expect in the near term service costs will increase significantly as a percentage of revenue. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses decreased 5% from $3.7 million for the three months ended June 30, 2009 to $3.5 million in the same period in 2010. As a percentage of revenue, sales and marketing expenses were 18% and 16% for the three months ended June 30, 2009 and 2010, respectively. The net decrease in dollars was related primarily to a decrease in stock compensation. We expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively stable in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Sales and marketing expenses decreased 34% from $11.3 million for the six months ended June 30, 2009 to $7.4 million in the same period in 2010. As a percentage of revenue, sales and marketing expenses were 24% and 16% for the six months ended June 30, 2009 and 2010, respectively. The net decrease in dollars and percentage of revenue was related primarily to a decrease in online and outside marketing activities and stock compensation.

Product Development. Product development expenses increased 26%, from $3.4 million for the three months ended June 30, 2009 to $4.3 million in the same period in 2010. The increase in dollars was primarily due to an increase in personnel costs and stock based compensation of $1.0 million. As a percentage of revenue, product development expenses were 16% and 20% for the three months ended June 30, 2009 and 2010, respectively. The 2010 increase as a percentage of revenue in product development expense as compared to 2009 was primarily a result of an increase in the proportion of personnel costs relative to revenue. In the near term, we do not expect significant changes to our product development expenditures. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

Product development expenses increased 9%, from $7.6 million for the six months ended June 30, 2009 to $8.3 million in the same period in 2010. The increase in dollars was primarily due to an increase in personnel costs and stock based compensation of $910,000. As a percentage of revenue, product development expenses were 16% and 18% for the six months ended June 30, 2009 and 2010, respectively. The 2010 increase as a percentage of revenue in product development expense as compared to 2009 was primarily a result of an increase in the proportion of personnel costs relative to revenue.

General and Administrative. General and administrative expenses increased 8%, from $4.0 million in the three months ended June 30, 2009 to $4.3 million in the same period in 2010. The increase in dollars was primarily due to an increase in fees paid to outside service providers, personnel costs, stock based compensation and bad debt of $353,000. As a percentage of revenue, general and administrative expenses were 19% and 20% for the three months ended June 30, 2009 and 2010, respectively. We expect a small increase to our general and administrative expenses in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense.

General and administrative expenses were $8.1 million for both the six months ended June 30, 2009 and 2010. The increases were primarily attributable to stock-based compensation and bad debt of $345,000 which were offset by decreases in facility related costs and other operating costs. As a percentage of revenue, general and administrative expenses were 17% and 18% for the six months ended June 30, 2009 and 2010, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 47%, from $1.3 million in the three months ended June 30, 2009 to $711,000 in the same period in 2010. The decrease was associated with certain intangible assets from acquisitions being fully amortized. During the three months ended June 30, 2010, the amortization of intangibles related to service costs.

Intangible amortization expense decreased 59%, from $3.5 million in the six months ended June 30, 2009 to $1.4 million in the same period in 2010. The decrease was associated with certain intangible assets from acquisitions being fully amortized. During the six months ended June 30, 2010, the amortization of intangibles related to service costs.

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

Gain on sales and disposals of intangible assets, net. Gains on sales and disposals of intangible assets, net were $855,000 and $1.8 million for the three and six months ended June 30, 2009, respectively, as compared to $690,000 and $2.0 million in the same periods in 2010, and were primarily attributable to the sales and disposals of Internet domain names and other intangible assets.

Other Income (expense), net. Other income (expense), net were ($19,000) and ($4,000) in the three and six months ended June 30, 2009, respectively, compared to $37,000 and $31,000 in the same periods in 2010.

Income Taxes. The income tax benefits were $390,000 and $1.0 million for the three and six months ended June 30, 2009 as compared to income tax benefits of $1.2 million and $917,000 in the same periods in 2010.

In the three and six months ended June 30, 2010, the effective tax rate of 29% and 22%, respectively, differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method and other non-deductible amounts. In the three and six months ended June 30, 2009, the effective tax rate of 25% and 26%, respectively, differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method and other non-deductible amounts.

Net Loss. Net loss increased from $1.2 million for the three months ended June 30, 2009 to $3.1 million in the same period in 2010. The increase was primarily attributable to an increase in distribution partner payments, higher personnel costs in service costs and product development, and pricing reductions and incentives to AT&T. Net loss increased from $2.8 million for the six months ended June 30, 2009 compared to $3.2 million in the same period in 2010 and was primarily attributable to an increase in distribution partner payments, higher personnel costs in service costs and product development and pricing reductions and incentives to AT&T offset by lower online and outside marketing activities.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $32.9 million and we had current and long term contractual obligations of $18.2 million, of which $13.7 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefit related to stock options, and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2010 of approximately $4.3 million consisted primarily of net loss of $3.2 million adjusted for non-cash items of $11.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes, and approximately $4.0 million used for working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2009 of approximately $8.3 million consisted primarily of net loss of $2.8 million adjusted for non-cash items of $13.6 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options and approximately $2.4 million used for working capital and other activities.

With respect to a significant portion of our pay-per-click and call advertising services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related click-throughs or phone calls with the corresponding payments to the distribution partners who provide placement for the listings generally made only after our delivery of a click-through or phone call. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the click-throughs or phone calls. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the six months ended June 30, 2009 and 2010. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

We have payment arrangements with reseller partners particularly related to our proprietary traffic sources or our small and medium-sized businesses marketing products, such as AT&T, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., and Vantage Media LLC, whereby we receive payment between 30 and 60 days following the delivery of services. For the six months ended and as of June 30, 2010 amounts from these partners along with Yahoo! totaled 47% of revenue and $8.0 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at June 30, 2010 from Yahoo! and AT&T totaled $1.3 million and $4.6 million, respectively.

Cash provided by investing activities for the six months ended June 30, 2010 of approximately $32,000 was primarily attributable to net purchases for property and equipment of less than $2.0 million which were more than offset by proceeds from the sales of intangible assets of approximately $2.0 million. Cash provided by investing activities for the six months ended June 30, 2009 of approximately $921,000 was primarily attributable to net purchases for property and equipment of $859,000 which were more than offset by proceeds from the sales of intangible assets of approximately $1.8 million. We expect property and equipment purchases will increase as we continue to invest in equipment and software. To the extent our operations increase, we expect to increase expenditures for our systems and personnel. Additionally, we have expended amounts for product development initiatives as well as amounts recorded as part of property and equipment for internally developed software. We expect our expenditures for product development initiatives and internally developed software will increase in the longer term in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash used in financing activities for the six months ended June 30, 2010 of approximately $5.0 million was primarily attributable to the repurchase of 715,000 shares of Class B common stock for treasury stock totaling approximately $3.7 million, and common stock dividend payments of $1.4 million. Cash used in financing activities for the six months ended June 30, 2009 of approximately $7.9 million was primarily attributable to the repurchase of 1.8 million shares of Class B common stock for treasury stock totaling approximately $6.6 million, and common stock dividend payments of $1.5 million, partially offset by net proceeds of approximately $60,000 from the sale of stock through employee stock options and employee stock plan purchases and $49,000 of excess tax benefits related to stock options.

The following table summarizes our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases (3)	$13,653,326	$643,566	$3,002,767	$3,609,850	$6,397,143
Capital leases	1,563	1,563	—	—	—
Other contractual obligations	4,561,735	$1,345,707	3,115,678	100,350	—

Total contractual obligations (1), (2)	$18,216,624	$1,990,836	$6,118,445	$3,710,200	$6,397,143

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies are not included due to their uncertainty.
(3)	In May 2010, we entered into a lease agreement for office facilities in New York, New York which commenced in the second quarter of 2010 and expires in March 2018. Future minimum payments related to these new facilities are approximately as follows: $6,000 in 2010, $209,000 in 2011, $242,000 in 2012, $249,000 in 2013, $273,000 in 2014, and $978,000 in aggregate thereafter.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of June 30, 2010, we had $30 million of availability under the credit agreement. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2010, approximately 715,000 shares of Class B common stock were repurchased. The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2009, quarterly dividends were paid on February 17, May 15, August 17 and November 16, to Class A and Class B common stockholders of record as of the close of business of February 6, May 4, August 7 and November 6, respectively. For 2010, quarterly dividends were paid on February 15 and May 17 to Class A and Class B common stockholders of record as of the close of business of February 4 and May 5, respectively. The aggregate quarterly dividend paid in February 2010 and May 2010 was approximately $1.4 million. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. In July 2010, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay these dividends on August 16, 2010 to the holders of record as of the close of business on August 5, 2010. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.8 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

Stock-Based Compensation

FASB ASC 718 requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock issuances, and restricted stock units based on estimated fair values. In the second quarter of 2010, we issued performance based awards of stock options and restricted stock units that have vesting based on certain service and market conditions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate, and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. For performance based awards, we factor an estimated probability of achieving certain service and market conditions and recognize compensation cost over the service period of the award.

We generally use the Black-Scholes option pricing model as our method of valuation for stock-based awards with time-based vesting and use other fair value models for performance based awards that have vesting based on certain service and market conditions. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model and other fair value models are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. For stock-based awards with time-based vesting, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 —“Stock-based Compensation Plans” in the condensed consolidated financial statements for additional information.

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

As of June 30, 2010, we have net deferred tax assets of $51.9 million, relating to the impairment of goodwill, amortization of intangibles assets, state and foreign net operating loss carryforwards and certain other temporary differences. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of June 30, 2010, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in state and foreign jurisdictions will be realizable and accordingly, have recorded a valuation allowance of $3.6 million against these deferred tax assets. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of June 30, 2010, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of June 30, 2010, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

As of June 30, 2010, we had certain tax effected state and foreign net operating loss carryforwards of approximately $3.6 million. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Therefore, we have recorded a 100% valuation allowance on the state and foreign net operating loss carryforwards as of June 30, 2010.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements,” which removed the requirements in ASC 855 for an SEC filer to disclose the date through which subsequent events have been evaluated for both issued and revised financial statements. The adoption of this update did not have a material effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were formally incorporated in January of 2003. We acquired Enhance Interactive in February of 2003, TrafficLeader in October of 2003, and goClick in July of 2004. In February and April of 2005, we completed the acquisitions of certain assets of Name Development and Pike Street Industries, respectively. In July of 2005 we completed the acquisition of IndustryBrains. In May of 2006 we completed the acquisition of certain assets of AreaConnect and Open List. In September of 2007, we completed the acquisition of VoiceStar.

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

We had an accumulated deficit of $140.9 million as of June 30, 2010. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

We rely on certain advertiser reseller partners and agencies, including AT&T (through our contract with AT&T’s subsidiary Yellowpages.com LLC d/b/a AT&T Interactive), Yellowbook USA Inc., The Cobalt Group, Super Media, Inc., Vantage Media, LLC, and Yellow Pages Group Canada for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the country and in local markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. AT&T is our largest advertiser reseller partner and was responsible for 22% of our total revenues for the six months ended June 30, 2010. We recently entered into an amendment to our agreement with AT&T which extends its term through June 30, 2015.

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

We received approximately 52% and 46% of our revenue from our five largest customers for the year ended December 31, 2009, and for the six months ended June 30, 2010, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 52% of our total revenues for the year ended December 31, 2009 and 46% for the six months ended June 30, 2010, respectively. AT&T is our largest customer and was responsible for 22% of our total revenues for the six months ended June 30, 2010 and 34% of accounts receivable at June 30, 2010. We recently entered into an amendment to our agreement with AT&T which extends its term through June 30, 2015. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

Our large customers (including AT&T and Yahoo!) have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may seek for us to develop additional features, may require penalties for failure to deliver such features, may seek discounted product or service pricing and may seek more favorable contractual terms. As we sell more products and services to this class of customer, we may be required to agree to such terms and conditions. Such large customers also have substantial leverage in negotiating resolution of any disagreements or disputes than may arise. Any of the foregoing factors could result in a material adverse effect on our business, financial condition and results of operations.

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

Further, as of June 30, 2010, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 92% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we acquired U.S. Patent Number 6,822,663 titled “Transform Rule Generator for Web-Based Markup Languages” through our Voice Services transaction. We also own U.S. Patent Number 7,668,950B2 titled “Automatically Updating Performance-Based Online Advertising System and Method,” non-provisional U.S. Patent Application Number 11/868,398 titled “System and Method for Classifying Search Queries,” non-provisional U.S. Patent Application Number 11/985,188 titled “Method and System for Tracking Telephone Calls,” non-provisional U.S. Patent Application Number 12/512,821 titled “Facility for Reconciliation of Business Records Using Genetic Algorithms,” non-provisional U.S. Patent Application Number 12/829,372 titled “System and Method to Direct Telephone Calls to Advertisers,” non-provisional U.S. Patent Application Number 12/829,373 titled “System and Method for Calling Advertised Telephone Numbers on a Computing Device,” non-provisional U.S. Patent Application Number 12/829,375 titled “System and Method to Analyze Calls to Advertised Telephone Numbers”, and non-provisional U.S Patent Application Number 12/844,488 titled “Systems and Methods for Blocking Telephone Calls.” In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trademarks, trade names and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

•

The Children’s Online Privacy Protection Act (COPPA) restricts the distribution of certain materials deemed harmful to children and imposes limitations on Web sites’ ability to collect personal information from minors. COPPA allows the Federal Trade Commission (FTC) to impose fines and penalties upon Web site operators whose sites do not fully comply with the law’s requirements. We do not currently offer any websites “directed to children,” nor do we collect personal data from children.

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

Telecommunications laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. If our carrier partners were to be subject to any changes in applicable law or regulation (or interpretations thereof), then we in turn may be subject to increased costs for their products and services or receive products and services that may be of less value to our customers, which in turn could adversely affect our business and operating results. Furthermore, to the extent we offer call recording and pay-for-call services, we may be directly subject to certain telecommunications-related regulations. Finally, in the event that any federal or state regulators were to expand the scope of applicable laws and regulations or their application to include certain end users and information service providers, then our business and operating results could also be adversely affected.

The following existing and possible future federal and state laws could impact the growth and profitability of our business:

•

The Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the Federal Communications Commission under Title II of the Act, may impose federal licensing, reporting and other regulatory obligations on the Company, particularly in light of the Company’s acquisition of Marchex Voice Services.

•

To the extent we contract with and use the networks of voice over IP service providers, new legislation or FCC regulation in this area could restrict our business, prevent us from offering service or increase our cost of doing business. There are an increasing number of regulations and rulings that specifically address access to commerce and communications services on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning voice services offered via the Internet may have on our business, financial condition, and results of operations.

•

The U.S. Congress, the FCC, state legislatures or state agencies may target, among other things, access or settlement charges, imposing taxes related to Internet communications, imposing tariffs or other regulations based on encryption concerns, or the characteristics and quality of products and services that we may offer. Any new laws or regulations concerning these or other areas of our business could restrict our growth or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

•

There is risk that a regulatory agency will require us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which we offer voice-related services such as call recording and pay-for-call services to our customers.

•	Federal and state telemarketing laws including the Telephone Consumer Protection Act, the Telemarketing Consumer Fraud and Abuse Prevention Act and the rules and regulations promulgated thereunder.

•

Laws affecting telephone call recording and data protection, such as consent and personal data statutes. Under the federal Wiretap Act, at least one party taking part in a call must be notified if the call is being recorded. Under this law, and most state laws, there is nothing illegal about one of the parties to a telephone call recording the conversation. However, several states (i.e., California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Montana, Nevada, New Hampshire, Pennsylvania and Washington) require that all parties consent when one party wants to record a telephone conversation. The telephone recording laws in other states, like federal law, require only one party to be aware of the recording. A Wiretap Act violation is a Class D felony; the maximum authorized penalties for a violation of section 2511(1) of the Wiretap Act are imprisonment of not more than five years and a fine under Title 18. Authorized fines are typically not more than $250,000 for individuals or $500,000 for an organization, unless there is a substantial loss. State laws impose similar penalties.

•

The Communications Assistance for Law Enforcement Act may require that the Company undertake material modifications to its platforms and processes to permit wiretapping and other access for law enforcement personnel.

•

Under various Orders of the Federal Communications Commission, the Company may be required to make material retroactive and prospective contributions to funds intended to support Universal Service, Telecommunications Relay Service, Local Number Portability, the North American Numbering Plan and the budget of the Federal Communications Commission.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $3.00 to $26.14 per share through June 30, 2010. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of June 30, 2010, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 92% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 92% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2010, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
April 1, 2010 – April 30, 2010 (2)	99,326	$5.04	99,326	1,744,748
May 1, 2010 – May 31, 2010	98,724	$5.09	98,724	1,646,024
June 1, 2010 – June 30, 2010	108,520	$4.63	108,520	1,537,504

Total Class B Common Shares	306,570	$4.91	303,570	1,537,504

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.
(2)	Includes 3,000 shares of restricted equity subject to vesting which were issued to certain employees. We repurchased shares which were not already vested for $0.01 per share upon termination of employment.

Item 6.	Exhibits

Exhibits:

†+10.28	Amendment No. 1 to Master Services and License Agreement effective as of April 30, 2010, by the between MDNH, Inc. and YellowPages.com LLC d/b/a AT&T Interactive and related Project Addendum No. 1, effective as of January 1, 2009, as amended.

†*10.29	Form of Notice of Grant of Executive Officer Stock Option (Performance-Based).

†*10.30	Form of Notice of Grant of Executive Officer Stock Option (Time-Based).

†*10.31	Form of Notice of Grant of Executive Officer Restricted Stock Units.

†*10.32	Form of Executive Officer Restricted Stock Agreement.

†*10.33	Form of Executive Officer Restricted Stock Units Agreement.

†+10.34	Amendments No. 1, 2 and 3 to YAHOO! Publisher Network Service Order, effective as of September 25, 2007, August 1, 2008 and June 1, 2010 respectively, by and between Yahoo! Inc., as successor in interest to Overture Services, Inc., and Yahoo! Sarl, as successor in interest to Overture Search Services (Ireland) Limited, MDNH, Inc. and MDNH International Ltd.

†*10.35	Amendment to the Marchex, Inc. 2003 Amended and Restated Stock Incentive Plan

†31(i)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

†31(ii)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

††32.1	Certification of CEO pursuant to Section 1350.

††32.2	Certification of CFO pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement.
(+)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

August 6, 2010