Form 10-Q
period 2010-09-30
MARCHEX INC
filed 2010-11-05
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to .

Commission File Number 000-50658

Marchex, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 4, 2010
Class A common stock, par value $.01 per share	10,503,591
Class B common stock, par value $.01 per share	24,554,150

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2009	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$33,638,002	$32,003,763
Trade accounts receivable, net	14,783,429	20,736,743
Prepaid expenses and other current assets	3,463,430	3,840,893
Refundable taxes	5,380,029	6,061,571
Deferred tax assets	950,477	1,042,317

Total current assets	58,215,367	63,685,287
Property and equipment, net	5,051,717	4,818,774
Deferred tax assets	52,690,910	50,538,512
Intangible and other assets, net	3,667,398	2,398,934
Goodwill	35,438,289	35,346,712
Intangible assets from acquisitions, net	4,309,478	2,189,999

Total assets	$159,373,159	$158,978,218

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$8,763,090	$11,835,851
Accrued expenses and other current liabilities	6,158,966	5,842,153
Deferred revenue	2,020,728	1,599,980

Total current liabilities	16,942,784	19,277,984
Other non-current liabilities	1,005,444	1,671,206

Total liabilities	17,948,228	20,949,190

Stockholders’ equity:
Class A common stock	111,317	107,661
Class B common stock	251,939	247,685
Treasury stock	(3,204,884)	(530,849)
Additional paid-in capital	281,952,605	279,578,838
Accumulated deficit	(137,686,046)	(141,374,307)

Total stockholders’ equity	141,424,931	138,029,028

Total liabilities and stockholders’ equity	$159,373,159	$158,978,218

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2010	2009	2010
Revenue	$69,823,816	$69,590,175	$22,171,794	$24,194,841

Expenses:
Service costs (1)	34,934,455	40,909,245	12,048,245	14,604,200
Sales and marketing (1)	14,485,213	10,605,457	3,213,946	3,183,374
Product development (1)	10,969,807	12,482,042	3,369,290	4,193,428
General and administrative (1)	12,055,096	12,809,459	3,997,361	4,683,639
Amortization of intangible assets from acquisitions (2)	4,680,879	2,119,479	1,211,328	704,106

Total operating expenses	77,125,450	78,925,682	23,840,170	27,368,747
Gain on sales and disposals of intangible assets, net	2,832,968	4,650,182	1,048,113	2,632,634

Loss from operations	(4,468,666)	(4,685,325)	(620,263)	(541,272)
Other income (expense):
Interest income	41,686	55,556	13,016	17,891
Interest and line of credit expense	(72,202)	(79,894)	(26,709)	(27,256)
Other	13,091	158,226	50	111,968

Total other income (expense)	(17,425)	133,888	(13,643)	102,603

Loss before provision for income taxes	(4,486,091)	(4,551,437)	(633,906)	(438,669)
Income tax expense (benefit)	(2,387,821)	(863,176)	(1,376,830)	54,202

Net income (loss)	(2,098,270)	(3,688,261)	742,924	(492,871)
Dividends paid to participating securities	(137,035)	(146,229)	(46,576)	(54,540)

Net income (loss) applicable to common stockholders	$(2,235,305)	$(3,834,490)	$696,348	$(547,411)

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders	$(0.07)	$(0.12)	$0.02	$(0.02)
Dividends paid per share	$0.06	$0.06	$0.02	$0.02
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	10,889,326	10,725,333	10,869,216	10,556,988
Class B	22,971,777	22,037,273	22,724,209	21,948,520
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	10,889,326	10,725,333	10,869,216	10,556,988
Class B	33,861,103	32,762,606	33,930,390	32,505,508
(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$4,636,435	$2,119,479	$1,211,328	$704,106
General and administrative	44,444	-	-	-

Total	$4,680,879	$2,119,479	$1,211,328	$704,106

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(2,098,270)	$(3,688,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	9,404,409	5,991,304
Leasehold improvement incentive	-	779,100
Gain on sales of fixed assets, net	(615)	(198)
Gain on sales and disposals of intangible assets, net	(2,832,968)	(4,650,182)
Allowance for doubtful accounts and merchant advertiser credits	563,729	988,936
Stock-based compensation	7,316,570	7,906,255
Deferred income taxes	3,579,470	2,060,558
Excess tax benefit related to stock options	(68,827)	-
Change in certain assets and liabilities, net of acquisition:
Trade accounts receivable, net	8,061,003	(6,942,250)
Refundable taxes	(4,145,758)	(1,208,053)
Prepaid expenses, other current assets and restricted cash	399,030	(1,425,984)
Accounts payable	(4,811,731)	3,052,390
Accrued expenses and other current liabilities	(1,601,431)	358,987
Deferred revenue	(178,838)	(420,750)
Other non current liabilities	(13,164)	665,762

Net cash provided by operating activities	13,572,609	3,467,614
Cash flows from investing activities:
Purchases of property and equipment	(1,391,536)	(2,727,614)
Proceeds from sales of property and equipment	615	198
Proceeds from sales of intangible assets	2,925,677	4,652,208
Purchases of intangibles and changes in other non-current assets	18,577	(65,599)

Net cash provided by investing activities	1,553,333	1,859,193
Cash flows from financing activities:
Capital lease obligation principal payments	(30,730)	(6,161)
Excess tax benefit related to stock options	68,827	-
Common stock dividend payments	(2,180,971)	(2,114,763)
Repurchase of Class B common stock	(7,501,226)	(4,882,930)
Proceeds from exercises of stock options	89,906	30,458
Proceeds from employee stock purchase plan	32,384	12,350

Net cash used in financing activities	(9,521,810)	(6,961,046)

Net increase (decrease) in cash and cash equivalents	5,604,132	(1,634,239)
Cash and cash equivalents at beginning of period	27,418,396	33,638,002

Cash and cash equivalents at end of period	$33,022,528	$32,003,763

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$77,914	$(1,651,963)

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a call advertising and small business marketing company. The Company delivers call and click-based advertising products to tens of thousands of advertisers. The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2009 and September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2010 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2010.

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

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Partner and Other Revenue Sources	$45,270,588	$49,894,781	$15,899,331	$17,999,797
Proprietary Traffic Sources	24,553,228	19,695,394	6,272,463	6,195,044

Total Revenue	$69,823,816	$69,590,175	$22,171,794	$24,194,841

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, other targeted Web-based content, mobile and offline sources. The Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to the Company’s advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their online, mobile, offline, or other user traffic. Other revenues include the Company’s call provisioning and call tracking services, campaign management services, natural search optimization services and outsourced search marketing platforms.

The Company’s proprietary traffic revenues are generated from the Company’s portfolio of owned Web sites which are monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based advertising units, banner advertising and sponsorships. When an online user navigates to one of the Company’s Web sites and clicks on a particular listing or completes the specified action, the Company receives a fee.

(3) Stock-based Compensation Plans

The Company accounts for stock-based compensation for employees and non-employees under the fair value method.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Service costs	$317,561	$608,304	$120,505	$223,672
Sales and marketing	1,222,037	602,995	239,528	221,901
Product development	478,925	740,553	180,493	280,377
General and administrative	5,298,047	5,954,403	1,785,936	2,199,285

Total stock-based compensation	$7,316,570	$7,906,255	$2,326,462	$2,925,235

The per share fair value of stock options granted during the three and nine months ended September 30, 2009 and 2010 was determined on the date of grant using the Black-Scholes option-pricing model unless the stock options are subject to certain service and market conditions, in which case the Company uses other fair value models. The following weighted average assumptions were used in determining the fair value of option grants for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Expected life (in years)	3.6	4.5	3.5	4.0
Risk-free interest rate	1.58%	1.71%	1.88%	1.00%
Expected volatility	64%	66%	66%	68%
Expected dividend yield	1.1%	1.1%	1.1%	1.1%

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

In May 2010, the Compensation Committee also approved performance based equity awards to certain executive officers which included 405,000 stock option grants and grants of 135,000 restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s Class B common stock upon satisfaction of certain vesting considerations. These performance based awards have vesting based on certain service and market conditions. These performance based awards were issued in three separate tranches and each successive tranche will vest on the later of (a) the 12, 21, or 30 month anniversary of the grant date, respectively, and (b) the Company’s Class B common stock upon reaching certain average stock price targets for each tranche. The fair value of these performance based equity awards is being recognized over their explicit service periods.

Stock option activity during the nine months ended September 30, 2010 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2009	4,701,151	$9.59	5.61	$1,669,404
Options granted (1)	1,294,750	5.05
Options exercised	(5,437)	3.29
Options expired	(221,038)	12.97
Options forfeited	(178,483)	7.46

Balance at September 30, 2010 (1)	5,590,943	$8.52	6.95	$2,529,193

(1)	Includes 405,000 options that have vesting based on certain service and market conditions.

Restricted stock awards and restricted stock units activity during the nine months ended September 30, 2010 is summarized as follows:

	Shares	Weighted average grant date fair value
Awarded and unvested balance at December 31, 2009	2,541,802	$8.99
Granted (1)	908,500	5.05
Vested	(553,802)	8.64
Forfeited	(40,500)	3.91

Awarded and unvested balance at September 30, 2010 (1)	2,856,000	$7.87

(1)	Includes 135,000 restricted stock units which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service and market conditions.

The following table summarizes stock-based compensation expense related to all stock-based awards under the fair value method during the three and nine months ended September 30, 2009 and 2010:

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Total stock-based compensation included in net income (loss)	$7,317,000	$7,906,000	$2,326,000	$2,925,000
Income tax benefit related to stock-based compensation included in net income (loss)	$2,163,000	$2,186,000	$670,000	$822,000

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

The following table includes net income (loss) applicable to common stockholders used to compute basic net loss per share for the periods ended:

	Nine months ended September 30, 2009		Nine months ended September 30, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(718,847)	$(1,379,423)	$(1,255,278)	$(2,432,983)
Dividends paid to participating securities	-	(137,035)	-	(146,229)

Net loss applicable to common stockholders	$(718,847)	$(1,516,458)	$(1,255,278)	$(2,579,212)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,889,326	22,971,777	10,725,333	22,037,273

Basic net loss per share applicable to common stockholders	$(0.07)	$(0.07)	$(0.12)	$(0.12)

	Three months ended September 30, 2009		Three months ended September 30, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$225,305	$517,619	$(177,786)	$(315,085)
Dividends paid to participating securities		(46,576)	-	(54,540)

Net income (loss) applicable to common stockholders	$225,305	$471,043	$(177,786)	$(369,625)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,869,216	22,724,209	10,556,988	21,948,520

Basic net income (loss) per share applicable to common stockholders	$0.02	$0.02	$(0.02)	$(0.02)

	Nine months ended September 30, 2009		Nine months ended September 30, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(718,847)	$(1,379,423)	$(1,255,278)	$(2,432,983)
Dividends paid to participating securities	-	(137,035)	-	(146,229)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares		(718,847)		(1,255,278)

Net loss applicable to common stockholders	$(718,847)	$(2,235,305)	$(1,255,278)	$(3,834,490)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,889,326	22,971,777	10,725,333	22,037,273
Conversion of Class A to Class B common shares outstanding		10,889,326		10,725,333
Weighted average number of shares outstanding used to calculate diluted net loss per share	10,889,326	33,861,103	10,725,333	32,762,606

Diluted net loss per share applicable to common stockholders	$(0.07)	$(0.07)	$(0.12)	$(0.12)

	Three months ended September 30, 2009		Three months ended September 30, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$225,305	$517,619	$(177,786)	$(315,085)
Dividends paid to participating securities	-	(46,576)	-	(54,540)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	-	225,305	-	(177,786)

Net income (loss) applicable to common stockholders	$225,305	$696,348	$(177,786)	$(547,411)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,869,216	22,724,209	10,556,988	21,948,520
Conversion of Class A to Class B common shares outstanding	-	10,869,216	-	10,556,988
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	-	336,965	-

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,869,216	33,930,390	10,556,988	32,505,508

Diluted net income (loss) per share applicable to common stockholders	$0.02	$0.02	$(0.02)	$(0.02)

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive:

•

For the three and nine months ended September 30, 2009, outstanding options to acquire 4,007,959 and 4,645,528 shares of Class B common stock with a weighted average exercise price of $11.18 and $9.92 per share, respectively. For the three and nine months ended September 30, 2010, outstanding options to acquire 4,810,941 and 4,483,907 shares of Class B common stock with a weighted average exercise price of $9.37 and $9.89 per share, respectively.

•

For the three and nine months ended September 30, 2009, 2,344,504 shares of unvested Class B restricted common shares at September 30, 2009 issued to employees and in connection with acquisitions. For the three and nine months ended September 30, 2010, 2,721,000 shares of unvested Class B restricted common shares at September 30, 2010 issued to employees and in connection with acquisitions. Unvested shares were excluded from the denominator of the computation of basic net loss per share.

•

For the three and nine months ended September 30, 2010, 405,000 stock options and 135,000 restricted stock units of performance based awards until certain service and market conditions are met. These performance based awards were excluded from the denominator of the computation of basic net loss per share.

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

There were no distribution partners representing more than 10% of consolidated revenue for the three and nine months ended September 30, 2009 and 2010.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Advertiser A	11%	*	12%	*
Advertiser B	22%	23%	23%	20%
Advertiser D	11%	*	12%	*

*	Less than 10% of revenue.

Advertiser A and B are also distribution partners.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2009	At September 30, 2010
Advertiser A	11%	*
Advertiser B	43%	44%

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

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
United States	99%	96%	99%	95%
Canada	*	4%	*	4%
Other countries	*	*	*	*

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following:

	At December 31, 2009	At September 30, 2010
Computer and other related equipment	$9,169,886	$10,231,047
Purchased and internally developed software	6,436,820	6,194,913
Furniture and fixtures	936,170	1,118,695
Leasehold improvements	1,210,415	1,634,260

	$17,753,291	$19,178,915
Less: accumulated depreciation and amortization	(12,701,574)	(14,360,141)

Property and equipment, net	$5,051,717	$4,818,774

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Depreciation and amortization expense, related to property and equipment was approximately $868,000 and $738,000 for the three months ended September 30, 2009 and 2010, respectively, and was $2.9 million and $2.3 million for the nine months ended September 30, 2009 and 2010, respectively.

(8) Commitments

The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2018. The Company has other contractual obligations expiring over varying time periods through 2013. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other service providers. Future minimum payments are approximately as follows:

	Facilities operating leases	Other contractual obligations	Total
2010	$318,239	$647,435	$965,674
2011	1,409,230	2,196,399	3,605,629
2012	1,593,537	1,238,804	2,832,341
2013	1,769,788	175,350	1,945,138
2014	1,840,062	-	1,840,062
2015 and after	6,397,143	-	6,397,143

Total minimum payments	$13,327,999	$4,257,988	$17,585,987

In June 2009, the Company entered into a lease agreement for office facilities in Seattle, Washington which commenced in the fourth quarter of 2009 and expires on March 31, 2018. In the third quarter of 2010, the lessor paid $779,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term.

In May 2010, the Company entered into a lease agreement for office facilities in New York, New York which commenced in the second quarter of 2010 and expires in March 2018. Future minimum payments related to these new facilities are approximately as follows: $2,000 for the remainder of 2010, $209,000 in 2011, $243,000 in 2012, $249,000 in 2013, $273,000 in 2014, and $978,000 in aggregate thereafter.

Rent expense incurred by the Company was approximately $410,000 and $414,000 for the three months ended September 30, 2009 and 2010, respectively, and was $1.2 million and $1.3 million for the nine months ended September 30, 2009 and 2010, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement matures and all outstanding borrowings are due in April 2011. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and there is an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. As of September 30, 2010, the Company had no borrowings under the Credit Agreement.

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

The Company does not have a material amount of unrecognized tax benefits. There were no changes to the amount of unrecognized tax benefits during the three and nine months ended September 30, 2010. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements. The Company will continue to evaluate its unresolved uncertain tax positions as of each balance sheet date to ensure appropriate accounting treatment.

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2005 are within the statue of limitations and are under examination or may be subject to examination.

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationship	$11,340,000	$(11,340,000)	$—
Distribution partner relationship	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,360,000)	—
Trademarks/domains	42,436,650	(38,414,950)	4,021,700
Acquired technology	16,900,000	(16,612,222)	287,778

	$84,136,650	$(79,827,172)	$4,309,478

	As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Advertiser relationship	$11,340,000	$(11,340,000)	$—
Distribution partner relationship	3,100,000	(3,100,000)	—
Non-compete agreements	10,360,000	(10,360,000)	—
Trademarks/domains	42,253,179	(40,063,180)	2,189,999
Acquired technology	16,900,000	(16,900,000)	—

	$83,953,179	$(81,763,180)	$2,189,999

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $1.2 million and $704,000 for the three months ended September 30, 2009 and 2010, respectively, and was $4.7 million and $2.1 million for the nine months ended September 30, 2009 and 2010, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $468,000 for the remainder of 2010, $1.2 million in 2011, and $476,000 in 2012, and $0 in 2013 and thereafter.

(12) Goodwill

Changes in the carrying amount of goodwill for the three months ended September 30, 2010 are as follows:

Balance as of December 31, 2009	$35,438,289
Other	(91,577)

Balance as of September 30, 2010	$35,346,712

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

No indicators of impairment of the Company’s intangible assets have been identified to date in 2010. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of its assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2009	September 30, 2010
Internet domain names	$15,686,370	$15,669,873
Less accumulated amortization	(12,417,328)	(13,553,744)

Internet domain names, net	3,269,042	2,116,129
Other assets:
Registration fees, net	146,412	46,436
Other	251,944	236,369

Total intangibles and other assets, net	$3,667,398	$2,398,934

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and nine months ended September 30, 2010 to renew or extend the term for domain names was $625,000 and $1.7 million, respectively. The weighted average renewal period for registration fees as of September 30, 2010 was approximately one year.

Amortization expense for internet domain names was approximately $508,000 and $378,000 for the three months ended September 30, 2009 and 2010, respectively, and was $1.6 million and $1.2 million for the nine months ended September 30, 2009 and 2010, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $373,000 for the remainder of 2010, $1.1 million in 2011, $422,000 in 2012, $175,000 in 2013 and $40,000 in 2014.

(14) Common Stock

In July 2010, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on August 16, 2010 to the holders of record as of the close of business on August 6, 2010. The Company paid approximately $705,000.

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

During the nine months ended September 30, 2010, the Company repurchased 982,000 shares of Class B common stock for approximately $4.9 million at an average stock price of $4.95 per share. The 982,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of September 30, 2010.

During the nine months ended September 30, 2010, the Company’s board of directors approved the retirement of approximately 1.6 million shares of treasury stock. The excess of purchase price over par value of $7.5 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15) Related Party Transactions

During the three and nine months ended September 30, 2010, a member of the Company’s board of directors entered into a consulting agreement with an advertiser of the Company. The majority of the Company’s revenue from the advertiser was derived from our feed management services which were discontinued as of December 31, 2009. The amounts related to this advertiser follow:

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Revenue	$256,735	$25,869	$73,202	$3,310

			At December 31, 2009	At September 30, 2010
Accounts Receivable			$18,387	$250

(16) Subsequent Events

In October 2010, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on November 15, 2010 to the holders of record as of the close of business on November 5, 2010. The Company expects to pay approximately $702,000 for these quarterly dividends.

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

Overview

We are a call advertising and small business marketing company. We deliver call and click-based advertising products to tens of thousands of advertisers, ranging from small and medium-sized businesses to the Fortune 500. We have a suite of technology-based products and services that facilitate the efficient and cost-effective marketing and selling of goods and services for local and national advertisers who want to sell their products online and offline; and a proprietary, locally-focused Web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Small and Medium-Sized Businesses Marketing Products. Our small and medium-sized businesses marketing products enable reseller partners of local advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell search marketing and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network, including leading search engines and our own proprietary traffic sources. By creating a solution for companies who have relationships with small and medium-sized businesses, it makes it easy for these small and medium-sized businesses to participate in online, mobile, offline and call advertising. The lead services we offer to local advertisers through our small and medium-sized businesses marketing products include products typically available only to national advertisers, including ad creation, keyword selection, geo-targeting, call tracking, pay-for-call, advertising campaign management, reporting, and analytics. The small and medium-sized businesses marketing products have the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), AT&T is our largest advertiser reseller partner and was responsible for 20% and 23% of our total revenues for the three and nine months ended September 30, 2010 of which the majority is derived from our small and medium-sized businesses marketing products.

•

Call Advertising Services. We deliver a variety of call advertising services to national advertisers, advertising agencies and small and medium-sized advertiser reseller partners. These services include pay-for-call, phone number and call tracking, call analytics, click-to-call, Web site proxying, and other call-based services which enable our customers to utilize mobile, offline and online advertising to drive calls as well as clicks into their businesses and to use call tracking to measure the effectiveness of both their online, mobile and offline advertising campaigns. Advertisers pay us a fee for each call they receive from call-based ads we distribute on our distribution network or for each phone number tracked and a pre-negotiated rate.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2009 and 2010.

Revenue

We currently generate revenue through our suite of services, including our small and medium-sized businesses marketing products, call advertising services, pay-per-click advertising, publishing network, and historically our feed management and related services. Our primary sources of revenue are the performance-based advertising services, which include pay-for-call services, pay-per-click services, cost-per-action services and historically our feed management and related services. These primary sources amounted to greater than 75% of our revenues in all periods presented. Our secondary sources of revenue are our campaign management services, natural search optimization services and outsourced search marketing platforms. These secondary sources amounted to less than 25% of our revenues in all periods presented. We have no barter transactions.

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

Performance-Based Advertising Services

In providing call advertising and pay-per-click services, we generate revenue upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each phone call or click-through, which occurs when an online user makes a phone call or clicks on based on any of their advertisement listings after it has been placed by us or by our distribution partners. Each qualified phone call or click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes search engines, directories, destination sites, third-party Internet domains or Web sites, our portfolio of owned Web sites, other targeted Web-based content and mobile and offline sources. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed.

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

Industry and Market Factors

We enter into agreements with various distribution partners to provide distribution for the URL strings and advertisement listings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount for each phone call or per click-through on these listings. The level of phone calls and click-throughs contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to grow will be impacted by our ability to increase our distribution, which impacts the number of Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert calls and clicks from these Internet users into completed transactions, such as a purchase or sign up. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services.

We anticipate that these variables will fluctuate in the future, affecting our ability to grow and our financial results. In particular, it is difficult to project the number of phone calls or click-throughs we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or click-through. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets, including due to the economic uncertainty resulting from recent disruptions in global financial markets.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	telecommunication costs, including the use of phone numbers relating to our call products and services;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web sites, network equipment and internally developed software;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

User Acquisition Costs

For the periods presented the largest component of our service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their online, mobile, offline, or other user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their Web sites and indexes. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per phone call or click-through. Other payment structures that to a lesser degree exist include:

•	fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid phone calls or click-throughs; and

•	a combination arrangement with both fixed and variable amounts that may be paid in advance.

We expense user acquisition costs based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments with minimum guaranteed amounts of usage are expensed as the greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share. Agreements with variable payments based on a percentage of revenue, number of paid phone calls, click-throughs, or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities, available carrybacks or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, available carrybacks and projections of future taxable income, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on available carrybacks and projections of future taxable income, the Company expects to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

As of September 30, 2010, we have net deferred tax assets of $51.6 million, relating to the impairment of goodwill, amortization of intangibles assets and certain other temporary differences. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of September 30, 2010, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $3.8 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of September 30, 2010, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of September 30, 2010, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2009 and 2010 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2010	2009	2010
Revenue	100%	100%	100%	100%

Expenses:
Service costs	50%	59%	54%	60%
Sales and marketing	21%	15%	15%	13%
Product development	16%	18%	15%	17%
General and administrative	17%	18%	18%	19%
Amortization of intangible assets from acquisitions	7%	3%	6%	3%

Total operating expenses	110%	113%	108%	113%
Gain on sales and disposals of intangible assets, net	4%	7%	5%	11%

Loss from operations	-6%	-7%	-3%	-2%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	0%
Other	0%	0%	0%	1%

Total other income	0%	0%	0%	1%

Loss before provision for income taxes	-6%	-6%	-3%	-2%
Income tax expense (benefit)	-3%	-1%	-6%	0%

Net income (loss)	-3%	-5%	3%	-2%
Dividends paid to participating securities	0%	0%	0%	0%

Net income (loss) applicable to common stockholders	-3%	-5%	3%	-2%

Comparison of the Three months ended September 30, 2009 to the Three months ended September 30, 2010 and of the Nine months ended September 30, 2009 to the Nine months ended September 30, 2010

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Partner and Other Revenue Sources	$45,270,588	$49,894,781	$15,899,331	$17,999,797
Proprietary Traffic Sources	24,553,228	19,695,394	6,272,463	6,195,044

Total Revenue	$69,823,816	$69,590,175	$22,171,794	$24,194,841

Our partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, third-party Internet domains or Web sites, other targeted Web-based content, mobile and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their online, mobile, offline or other user traffic. Other revenues include our call provisioning and call tracking services, campaign management services, natural search optimization services and outsourced search marketing platforms. Our publishing network revenues are generated from our portfolio of owned Web sites which are monetized with pay-per-click listings that are relevant to the Web sites, as well as other forms of advertising, including call-based advertising units, banner advertising and sponsorships. When an online user navigates to one of our Web sites and clicks on a particular listing or completes the specified action, we receive a fee.

Revenue increased 9% from $22.2 million for the three months ended September 30, 2009 to $24.2 million in the same period in 2010. The partner and other revenues increased $2.1 million and were affected primarily by increased revenues of $5.3 million from our call advertising services which in part was driven by adding more than 10,000 national and small and medium-sized business accounts to our platform across our small and medium-sized business marketing and call advertising services. This increase was offset by a decrease in revenue from AT&T from pricing reductions and incentives as part of an extension of our arrangement with AT&T, along with a $1.3 million decrease in revenue from our pay-per-click services, and a $1.5 million decrease in revenue generated from our feed management services. Effective December 31, 2009 Yahoo! discontinued its feed management service relationship with us as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management service offering as of that date.

Under our primary arrangement with AT&T, we generate revenues from our small and medium-sized businesses marketing products to sell search marketing packages and/or call advertising packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with AT&T through June 30, 2015 that includes certain exclusivity provisions for new advertiser accounts and contemplates the migration of several thousand existing advertiser accounts over the following six to nine months. As part of the arrangement, we provided pricing reductions including significant near term pricing incentives. These incentives in comparison to the prior arrangement pricing could generate an estimated $8 million in savings for AT&T during 2010 and accordingly, we experienced a decrease in revenues but to a lesser extent in the third quarter relative to the second. We expect revenues from our arrangement with AT&T to scale back upwards further in the fourth quarter of 2010.

Our publishing network revenue was relatively consistent with higher revenues for cost-per-actions from resellers related to our local search and directory Web sites offset primarily by a $589,000 decrease in revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo!. Our paid listings arrangement with Yahoo! related to our Web sites expired on September 30, 2010, although we expect to continue various other contractual arrangements with Yahoo!. We have entered into a paid listings arrangement with another advertiser service provider and we do not anticipate any significant near term impact to our publishing network revenues.

AT&T and Yahoo! in the third quarter of 2009 accounted for 23% and 12%, respectively, of our total revenues compared to 20% and less than 10%, respectively, in the third quarter of 2010.

Except for our arrangement with AT&T where we generate revenues from our small and medium-sized businesses marketing products, in the near term we expect advertisers and resellers to have relatively stable advertising and marketing service budgets compared to the third quarter of 2010 and anticipate modest increases in our call advertising revenues.

Revenue was $69.8 million for the nine months ended September 30, 2009 compared to $69.6 million in the same period in 2010. The partner and other revenues increased $4.6 million and were affected primarily by increased revenues of $11.0 million in our call advertising services which in part was driven by adding more than 15,000 national and small and medium-sized business accounts to our platform across our small and medium-sized business marketing and call advertising services. This increase was offset by a decrease in revenue from AT&T from pricing reductions and incentives as part of an extension of our arrangement with AT&T in the second quarter of 2010 along with a decrease in revenue of $5.5 million generated from our feed management and related services. Effective December 31, 2009 Yahoo! discontinued its feed management service relationship with us as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management service offering as of that date.

Our publishing network revenue decreased primarily due to $2.8 million lower revenues for cost-per-actions from resellers such as Dex One Corporation, WhitePages, Inc. and Intelius, Inc., particularly related to our local search and directory Web sites. The remainder of such decrease was largely due to lower revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our Web sites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo!.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of phone calls and click-throughs performed by users of our service through our distribution partners and proprietary traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our Web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of phone calls and click-throughs we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or click-through. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets due to the evolving market conditions. In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results.

Expenses

Expenses were as follows:

	Nine months ended September 30,				Three months ended September 30,
	2009	% of revenue	2010	% of revenue	2009	% of revenue	2010	% of revenue
Service costs	$34,934,455	50%	$40,909,245	59%	$12,048,245	54%	$14,604,200	60%
Sales and marketing	14,485,213	21%	10,605,457	15%	3,213,946	15%	3,183,374	13%
Product development	10,969,807	16%	12,482,042	18%	3,369,290	15%	4,193,428	17%
General and administrative	12,055,096	17%	12,809,459	18%	3,997,361	18%	4,683,639	19%
Amortization of intangible assets from acquisitions	4,680,879	7%	2,119,479	3%	1,211,328	5%	704,106	3%

	$77,125,450	110%	$78,925,682	113%	$23,840,170	108%	$27,368,747	113%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Service costs	$317,561	$608,304	$120,505	$223,672
Sales and marketing	1,222,037	602,995	239,528	221,901
Product development	478,925	740,553	180,493	280,377
General and administrative	5,298,047	5,954,403	1,785,936	2,199,285

Total stock-based compensation	$7,316,570	$7,906,255	$2,326,462	$2,925,235

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 21%, from $12.0 million in the three months ended September 30, 2009 to $14.6 million in the same period in 2010. The increase was primarily attributable to an increase in distribution partner payments, fees paid to outside service providers, personnel costs, stock compensation, facility costs, communication and network costs of $2.7 million, partially offset by a decrease in Internet domain amortization, depreciation and credit card processing fees of $165,000.

Service costs represented 54% of revenue in the three months ended September 30, 2009 as compared to 60% in 2010. The 2010 increase as a percentage of revenue in service costs as compared to 2009 was primarily a result of an increase in the proportion of revenue attributable to our pay-for-call or cost-per-action services for which there are related distribution partner payments and to a lesser extent communication and network costs, and the effect of the pricing incentives to AT&T.

Service costs represented 50% of revenue in the nine months ended September 30, 2009 as compared to 59% in 2010. The 2010 increase as a percentage of revenue in service costs as compared to 2009 was primarily a result of an increase in the proportion of revenue attributable to our pay-for-call, pay-per-click or cost-per-action services for which there are related distribution partner payments and to a lesser extent communication and network costs and the effect of the pricing incentives to AT&T. Payments to pay-for-call, pay-per-click or cost-per-action distribution partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our publishing network sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our publishing network sources have no corresponding distribution partner payments. To the extent our publishing network sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. As a result of significant pricing incentives we have provided for under our arrangement with AT&T, our recent service costs as a percentage of revenue have been higher. We expect with the addition of more accounts in the near term, service costs will decrease as a percentage of revenue. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses were $3.2 million for both the three months ended September 30, 2009 and 2010. As a percentage of revenue, sales and marketing expenses were 15% and 13% for the three months ended September 30, 2009 and 2010, respectively. Sales and marketing expenses in total dollars were relatively unchanged year over year as a result of a decrease in online and outside marketing activities being offset by an increase in personnel costs, travel, fees paid to outside service providers and depreciation. We expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively stable to modestly higher in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our updated Web sites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Sales and marketing expenses decreased 27% from $14.5 million for the nine months ended September 30, 2009 to $10.6 million in the same period in 2010. As a percentage of revenue, sales and marketing expenses were 21% and 15% for the nine months ended September 30, 2009 and 2010, respectively. The net decrease in dollars and percentage of revenue was related primarily to a decrease in online and outside marketing activities and stock compensation.

Product Development. Product development expenses increased 24%, from $3.4 million for the three months ended September 30, 2009 to $4.2 million in the same period in 2010. The increase in dollars was primarily due to an increase in personnel costs and stock based compensation of $908,000. As a percentage of revenue, product development expenses were 15% and 17% for the three months ended September 30, 2009 and 2010, respectively. The 2010 increase as a percentage of revenue in product development expense as compared to 2009 was primarily a result of an increase in the proportion of personnel costs relative to revenue. In the near term, we do not expect significant changes to our product development expenditures. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

Product development expenses increased 14%, from $11.0 million for the nine months ended September 30, 2009 to $12.5 million in the same period in 2010. The increase in dollars was primarily due to an increase in personnel costs and stock based compensation of $1.8 million. As a percentage of revenue, product development expenses were 16% and 18% for the nine months ended September 30, 2009 and 2010, respectively. The 2010 increase as a percentage of revenue in product development expense as compared to 2009 was primarily a result of an increase in the proportion of personnel costs relative to revenue.

General and Administrative. General and administrative expenses increased 17%, from $4.0 million in the three months ended September 30, 2009 to $4.7 million in the same period in 2010. The increase in dollars was primarily due to an increase in stock based compensation, personnel costs, fees paid to outside service providers, bad debt, and other operating costs of $770,000. As a percentage of revenue, general and administrative expenses were 18% and 19% for the three months ended September 30, 2009 and 2010, respectively. We do not expect significant changes to our general and administrative expenses in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

General and administrative expenses increased 6%, from $12.1 million in the nine months ended September 30, 2009 to $12.8 million in the same period in 2010. The increases were primarily attributable to stock-based compensation, personnel costs, fees paid to outside service providers, and bad debt of $1.1 million which were offset by decreases in facility related costs and other operating costs. As a percentage of revenue, general and administrative expenses were 17% and 18% for the nine months ended September 30, 2009 and 2010, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 42%, from $1.2 million in the three months ended September 30, 2009 to $704,000 in the same period in 2010. The decrease was associated with certain intangible assets from acquisitions being fully amortized. During the three months ended September 30, 2010, the amortization of intangibles related to service costs.

Intangible amortization expense decreased 55%, from $4.7 million in the nine months ended September 30, 2009 to $2.1 million in the same period in 2010. The decrease was associated with certain intangible assets from acquisitions being fully amortized. During the nine months ended September 30, 2010, the amortization of intangibles related to service costs.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $84.0 million and are being amortized over a range of useful lives of 12 to 84 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

No indicators of impairment of the Company’s intangible assets have been identified to date in 2010. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

Gain on sales and disposals of intangible assets, net. Gains on sales and disposals of intangible assets, net were $1.0 million and $2.8 million for the three and nine months ended September 30, 2009, respectively, as compared to $2.6 million and $4.7 million in the same periods in 2010, and were primarily attributable to the sales and disposals of Internet domain names and other intangible assets.

Other Income (expense), net. Other income (expense), net were ($14,000) and ($17,000) in the three and nine months ended September 30, 2009, respectively, compared to $103,000 and $134,000 in the same periods in 2010.

Income Taxes. The income tax benefits were $1.4 million and $2.4 million for the three and nine months ended September 30, 2009 as compared to income tax expense of $54,000 and income tax benefit of $863,000 in the same periods in 2010, respectively.

In the three and nine months ended September 30, 2010, the effective tax rate of (12%) and 19%, respectively, differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method and other non-deductible amounts.

During the three months ended September 30, 2009, we completed an analysis and recorded an adjustment totaling $1.3 million to reflect updated filings for research and experimentation tax credits for the periods 2005 through September 30, 2009. Our effective tax rate for the three and nine months ended September 30, 2009 was a benefit of 217% and 53%, respectively. In addition, our effective tax rate for these periods differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method and other non-deductible amounts.

Net Income (Loss). Net income decreased from $743,000 for the three months ended September 30, 2009 to a net loss of $493,000 in the same period in 2010. The decrease was primarily attributable to the income tax benefit of $1.4 million for the three months ended September 30, 2009 compared to a $54,000 tax expense in the same period in 2010. The decrease was also a result of operating cost increases in distribution partner payments, communication and network costs, personnel costs and stock based compensation and less revenue due to pricing reductions and incentives to AT&T. This was offset by lower online and outside marketing costs and higher revenue and gain on sales and disposals of intangible assets.

Net loss increased from $2.1 million for the nine months ended September 30, 2009 to a net loss of $3.7 million in the same period in 2010. The increase was primarily attributable to an income tax benefit of $2.4 million for the nine months ended September 30, 2009 compared to an $863,000 tax benefit in the same period in 2010. The increase was also a result of operating cost increases in distribution partner payments, communication and network costs, personnel costs and stock based compensation, and less revenue due to pricing reductions and incentives to AT&T. This was offset by lower online and outside marketing costs and higher gain on sales and disposals of intangible assets.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $32.0 million and we had current and long term contractual obligations of $17.6 million, of which $13.3 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefit related to stock options, and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2010 of approximately $3.5 million consisted primarily of net loss of $3.7 million adjusted for non-cash items of $16.9 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes, and approximately $9.8 million used for working capital and other activities which is net of cash received of $779,000 related to a lease incentive. Cash provided by operating activities for the nine months ended September 30, 2009 of approximately $13.6 million consisted primarily of net loss of $2.1 million adjusted for non-cash items of $20.8 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, and excess tax benefit related to stock options and approximately $5.1 million used for working capital and other activities.

With respect to a significant portion of our call advertising and pay-per-click services, we have no corresponding payments to distribution partners related to our proprietary revenues or we receive payment from advertisers prior to our delivery of related phone calls or click-throughs with the corresponding payments to the distribution partners who provide placement for the listings generally made only after our delivery of a phone call or click-through. In most cases, the amount payable to the distribution partner will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. This payment structure results in a lag period between the earlier receipt of the cash from the advertisers and the later payment to the distribution partners. These services constituted the majority of revenue in the nine months ended September 30, 2009 and 2010. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered.

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

We have payment arrangements with reseller partners particularly related to our proprietary traffic sources or our small and medium-sized businesses marketing products, such as AT&T, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., and Vantage Media LLC, whereby we receive payment between 30 and 60 days following the delivery of services. For the nine months ended and as of September 30, 2010 amounts from these partners along with Yahoo! totaled 48% of revenue and $13.5 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at September 30, 2010 from Yahoo! and AT&T totaled $1.3 million and $9.1 million, respectively.

Cash provided by investing activities for the nine months ended September 30, 2010 of approximately $1.9 million was primarily attributable to net purchases for property and equipment of $2.7 million which were more than offset by proceeds from the sales of intangible assets of approximately $4.7 million. Cash provided by investing activities for the nine months ended September 30, 2009 of approximately $1.6 million was primarily attributable to net purchases for property and equipment of $1.4 million which were more than offset by proceeds from the sales of intangible assets of approximately $2.9 million. We expect property and equipment purchases will increase as we continue to invest in equipment and software. To the extent our operations increase, we expect to increase expenditures for our systems and personnel. Additionally, we have expended amounts for product development initiatives as well as amounts recorded as part of property and equipment for internally developed software. We expect our expenditures for product development initiatives and internally developed software will increase in the longer term in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash used in financing activities for the nine months ended September 30, 2010 of approximately $7.0 million was primarily attributable to the repurchase of 982,000 shares of Class B common stock for treasury stock totaling approximately $4.9 million and common stock dividend payments of $2.1 million. Cash used in financing activities for the nine months ended September 30, 2009 of approximately $9.5 million was primarily attributable to the repurchase of 2.1 million shares of Class B common stock for treasury stock totaling approximately $7.5 million, and common stock dividend payments of $2.2 million, partially offset by net proceeds of approximately $122,000 from the sale of stock through employee stock options and employee stock plan purchases and $69,000 of excess tax benefits related to stock options.

The following table summarizes our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$13,327,999	$318,239	$3,002,767	$3,609,850	$6,397,143
Other contractual obligations	4,257,988	$647,435	3,435,203	175,350	-

Total contractual obligations (1), (2)	$17,585,987	$965,674	$6,437,970	$3,785,200	$6,397,143

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies are not included due to their uncertainty.
(3)	In May 2010, we entered into a lease agreement for office facilities in New York, New York which commenced in the second quarter of 2010 and expires in March 2018. Future minimum payments related to these new facilities are approximately as follows: $2,000 for the remainder of 2010, $209,000 in 2011, $243,000 in 2012, $249,000 in 2013, $273,000 in 2014, and $978,000 in aggregate thereafter.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of September 30, 2010, we had $30 million of availability under the credit agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the nine months ended September 30, 2010, approximately 982,000 shares of Class B common stock were repurchased. The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2009, quarterly dividends were paid on February 17, May 15, August 17 and November 16, to Class A and Class B common stockholders of record as of the close of business of February 6, May 4, August 7 and November 6, respectively. For 2010, quarterly dividends were paid on February 15, May 17, and August 16 to Class A and Class B common stockholders of record as of the close of business of February 4, May 5, and August 6, respectively. The aggregate quarterly dividend paid in February 2010, May 2010, and August 2010 was approximately $2.1 million. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. In October 2010, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay these dividends on November 15, 2010 to the holders of record as of the close of business on November 5, 2010. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.8 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach local consumers across online, mobile and offline sources. The primary revenue driver has been performance-based advertising, which includes call advertising service, pay-per-click advertising, cost-per-action services and feed management and related services. For pay-for-call, pay-per-click advertising and feed management and related services, revenue is recognized upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listing which occurs when an online, mobile, or offline user makes a phone call or clicks based on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third-party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, third-party vertical and branded Web sites, mobile and offline sources, and our portfolio of owned Web sites, on which we include our advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per phone call or click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC 605 (previously Emerging Issues Task Force Issue (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent), the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

No indicators of impairment of our intangible assets have been identified to date in 2010. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

Allowance for Doubtful Accounts and Advertiser and Incentive Program Credits

Accounts receivable balances are presented net of allowance for doubtful accounts and advertiser credits. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine our allowance based on analysis of historical bad debts, advertiser concentrations, advertiser creditworthiness and current economic trends. We review the allowance for collectability on a quarterly basis. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and the potential recovery is considered remote. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required which would result in increased general and administrative expenses in the period such determination was made.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities, available carrybacks or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, available carrybacks and projections of future taxable income, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets have arisen due to deductions taken in our financial statements related to the impairment of goodwill and amortization of intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on available carrybacks and projections of future taxable income the Company expects to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

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

As of September 30, 2010, we have net deferred tax assets of $51.6 million, relating to the impairment of goodwill, amortization of intangibles assets and certain other temporary differences. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of September 30, 2010, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state and foreign jurisdictions will be realizable and accordingly, have recorded a valuation allowance of $3.8 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of September 30, 2010, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of September 30, 2010, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had an accumulated deficit of $141.4 million as of September 30, 2010. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

A relatively small number of distribution partners currently deliver a significant percentage of traffic and calls to our advertisers, although no one distribution partner accounts for in excess of 10% of our revenues.

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

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the country and in local markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. AT&T is our largest advertiser reseller partner and was responsible for 23% of our total revenues for the nine months ended September 30, 2010. We recently entered into an amendment to our agreement with AT&T which extends its term through June 30, 2015.

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

We received approximately 52% and 47% of our revenue from our five largest customers for the year ended December 31, 2009, and for the nine months ended September 30, 2010, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 52% of our total revenues for the year ended December 31, 2009 and 47% for the nine months ended September 30, 2010, respectively. AT&T is our largest customer and was responsible for 23% of our total revenues for the nine months ended September 30, 2010 and 44% of accounts receivable at September 30, 2010. We recently entered into an amendment to our agreement with AT&T which extends its term through June 30, 2015. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Our success depends, in large part, on the maintenance and growth of a critical mass of advertisers and distribution partners and a continued interest in our pay-for-call, performance-based advertising, telemarketing analytics and search marketing services. Advertisers will generally seek the most competitive return on investment from advertising and marketing services. Distribution partners will also seek the most favorable payment terms available in the market. Advertisers and distribution partners may change providers or the volume of business with a provider, unless the product and terms are competitive. In this environment, we must compete to acquire and maintain our network of advertisers and distribution partners.

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

Further, as of September 30, 2010, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 92% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founding executive officers, for any reason, or any conflict among our founding executive officers, could harm our current and future operations and prospects.

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

Factors that could affect our ability to achieve these benefits include:

•

Our revenue will also depend on the levels of traffic, calls and click-throughs that occur on our network of Web sites is able to achieve in any period. Traffic levels, calls and click-throughs will increase and decrease based upon a number of factors not entirely within our control, including the extent of indexing of our Web sites within search engines and directories, placement within search results and success of marketing efforts. Traffic levels, the number of calls and click-throughs may also be affected by service interruptions or other technical outages. Our ability to meet the traffic demands, calls and click-throughs of our network of Web sites is also dependent on a number of third party vendors and our technical teams to manage the operations effectively. Any downtime of our servers or other outages will negatively impact the revenue from our Publishing Network.

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

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in the following areas:

•	sales to advertisers of pay-per-click services;

•	sales to advertisers of pay-for-call services;

•	aggregation or optimization of online advertising for distribution through search engines, product shopping engines, directories, Web sites or other outlets;

•

provision of local and vertical Web sites containing information and user feedback designed to attract users and help consumers make better, more informed local decisions, while providing targeted advertising inventory for advertisers;

•	delivery of online advertising to end users or customers of advertisers through destination Web sites or other distribution outlets;

•	delivery of pay-for-call advertising to end users or customers of advertisers through destination Web sites or other distribution outlets;

•	local search sales training;

•	services and outsourcing of technologies that allow advertisers to manage their advertising campaigns across multiple networks and track the success of these campaigns;

•	third party domain monetization; and

•	sales to advertisers of call tracking and call analytics services.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we acquired U.S. Patent Number 6,822,663 titled “Transform Rule Generator for Web-Based Markup Languages” through our Voice Services transaction. We also own U.S. Patent Number 7,668,950 titled “Automatically Updating Performance-Based Online Advertising System and Method,” non-provisional U.S. Patent Application Number 11/868,398 titled “System and Method for Classifying Search Queries,” non-provisional U.S. Patent Application Number 11/985,188 titled “Method and System for Tracking Telephone Calls,” non-provisional U.S. Patent Application Number 12/512,821 titled “Facility for Reconciliation of Business Records Using Genetic Algorithms,” non-provisional U.S. Patent Application Number 12/829,372 titled “System and Method to Direct Telephone Calls to Advertisers,” non-provisional U.S. Patent Application Number 12/829,373 titled “System and Method for Calling Advertised Telephone Numbers on a Computing Device,” non-provisional U.S. Patent Application Number 12/829,375 titled “System and Method to Analyze Calls to Advertised Telephone Numbers”, and non-provisional U.S Patent Application Number 12/844,488 titled “Systems and Methods for Blocking Telephone Calls.” In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trademarks, trade names and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $3.00 to $26.14 per share through September 30, 2010. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of September 30, 2010, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founding executive officers, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 91% of the combined voting power of all outstanding shares of our capital stock. These founding executive officers together control 92% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founding executive officers. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2010, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
July 1, 2010 – July 31, 2010	168,068	$4.16	168,068	1,385,356
August 1, 2010 – August 31, 2010	28,234	$4.82	28,234	1,357,122
September 1, 2010 – September 30, 2010 (2)	116,142	$3.40	86,142	1,270,980

Total Class B Common Shares	312,444	$3.94	282,444	1,270,980

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.
(2)	Includes 30,000 shares of restricted equity subject to vesting which were issued to certain employees. We repurchased shares which were not already vested for $0.01 per share upon termination of employment.

Item 6.	Exhibits

Exhibits:

†31(i)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

†31(ii)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

††32.1	Certification of CEO pursuant to Section 1350.

††32.2	Certification of CFO pursuant to Section 1350.

†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer (Principal Accounting Officer)

November 5, 2010