Form 10-K
period 2010-12-31
MARCHEX INC
filed 2011-03-14
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $75,114,670 as of June 30, 2010 based upon the closing sale price on the Nasdaq Global Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 10,238,132 shares of the registrant’s Class A common stock issued and outstanding as of March 9, 2011 and 25,373,409 shares of the registrant’s Class B common stock issued and outstanding as of March 9, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Marchex is a leading call advertising and small business marketing company. Marchex’s mission is to unlock local commerce globally by helping advertisers reach customers wherever they may be – in mobile, online and offline channels, including on our own local and category websites. Our performance-based call advertising products, the Marchex Pay-For-Call Exchange and Marchex Call Analytics, are helping how businesses acquire new customers through the phone. Our Small Business Marketing products empower local businesses to efficiently monitor and manage their online presence, communicate with their customers, and acquire new customers. Our products support tens of thousands of advertisers and partners, ranging from global enterprises to small businesses.

We offer products, services and technologies that enable advertisers of all sizes to reach consumers across mobile, online and offline sources. Our products and services primarily include: call-based advertising products and related services, pay-per-click advertising products and related services, and our publishing network (also referred to as proprietary traffic sources). In addition, we provide performance marketing products, including private-label products for small businesses, to a network of large reseller partners including Yellow Pages publishers, media, telecommunications companies and vertical marketing service providers (i.e. companies that sell advertising products to large numbers of small advertisers). Marchex enables these partners to sell call marketing and analytics, search advertising products and analytics and/or presence management products to their end customers, which are then created, managed and fulfilled through our distribution networks including our proprietary traffic sources.

We generate revenue from two primary sources: our Local Advertising Services and our Publishing Network. During the years ended December 31, 2008, 2009 and 2010, revenue from our Local Advertising Services accounted for approximately 53%, 66%, and 73% of total revenues, respectively. We operate primarily in domestic markets. For detail on revenue by geographical areas for the three most recent fiscal years, see Note 1(q) “Segment Reporting and Geographic Information” of the notes to our consolidated financial statements.

Marchex was incorporated in Delaware on January 17, 2003.

Products and Services

We are a call advertising and small business marketing company. We deliver call and click-based advertising products and services to tens of thousands of advertisers, ranging from small businesses to Fortune 500 companies. Our technology-based products and services facilitate the efficient and cost-effective marketing and selling of goods and services for small and national advertisers who want to market and sell their products through mobile, online and offline; and a proprietary, locally-focused website network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Call Advertising Services. We deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. These services include pay-for-call through the Marchex Pay-For-Call Exchange and call analytics solutions, which include phone number and call tracking, call mining, keyword-level tracking, click-to-call, website proxying, and other call-based products which enable our customers to utilize mobile, online and offline advertising to drive calls as well as clicks into their businesses and to measure the effectiveness of their advertising campaigns. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Small Business Marketing Products. Our small business marketing products enable reseller partners of small business advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising and/or search marketing products through their existing sales channels, which are then fulfilled by us across our distribution network, including mobile sources, leading search engines and our own proprietary traffic sources. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, offline call advertising. The lead services we offer to small business advertisers through our small business marketing products include products typically available only to national advertisers, including pay-for-call, call tracking, presence management, ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The small business marketing products have the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), AT&T is our largest reseller partner and was responsible for 23% of our total revenues for 2010 of which the majority is derived from our small business marketing products.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local websites, mobile distribution and our own Publishing Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our websites or a third-party website in our distribution network to an advertiser’s website and completes a specified action. We also offer a private-label platform for publishers, separate and distinct from our small business marketing products which enable them to monetize their websites with contextual advertising from their own customers or from our advertising relationships. We sell pay-per-click contextual advertising placements on specialized vertical and branded publisher websites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Publishing Network. We believe our Publishing Network is a significant source of local information online and a source of calls within the Marchex Pay-For-Call Exchange. It includes more than 200,000 of our owned and operated websites focused on helping users make informed decisions about where to get local products and services. It features listings from more than 10 million small business listings in the U.S. and millions of expert and user-generated reviews on small businesses. The more than 200,000 websites in our network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our Publisher Network is primarily monetized with pay-for-call and pay-per-click listings that are relevant to the websites, as well as other forms of advertising, including banner advertising and sponsorships.

Our Distribution Network

We have built a broad distribution network for our call and pay-per-click advertising services that includes our Publishing Network which is comprised of our owned and operated websites, and hundreds of other sources including mobile sources, search engines and applications, directories, third-party vertical and branded websites, and offline sources.

Publishing Network (Proprietary Traffic Sources):

We believe our Publishing Network is a significant source of local information online and a valuable source of calls within the Marchex Pay-For-Call Exchange. It includes more than 200,000 websites focused on helping users make informed decisions about where to get local products and services.

The more than 200,000 owned and operated websites in the network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our Publishing Network is primarily monetized with pay-for-call and pay-per-click listings that are relevant to the websites, as well as other forms of advertising, including banner advertising and sponsorships.

Syndicated Distribution:

Through our call advertising services, our small business marketing products, pay-per-click advertising services, and search marketing services, we distribute advertisements from our tens of thousands of advertisers, as well as from our reseller partners’ advertisers, through hundreds of call and traffic sources, including mobile sources, search engines and directories, websites and our Publishing Network.

Our Syndicated Distribution partners include:

Selected Search Engines	Selected Call Sources and Vertical and Local Distribution Partners
Google Microsoft Yahoo!	Bankrate BusinessWeek.com CBS/CNET Google Mobile Investopedia The Motley Fool Skype Where, Inc. Whitepages, Inc. Yahoo!

Payment arrangements with our distribution partners are often subject to minimum payment amounts per phone call or click-through. Other payment structures that we may use to a lesser degree include:

•	advance or fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid phone calls or click-throughs; and

•	a combination arrangement with both fixed and variable amounts.

Industry Overview

Today, we are witnessing an evolution in consumer behavior as consumers are increasingly looking to the phone to research and reach out to businesses. According to Morgan Stanley’s Mobile Internet Report, mobile Internet use is predicted to outstrip desktop use by 2014. This growth in mobile Internet use coupled with the growth of new emerging technologies, like voice-over-Internet protocols, are changing how the PC is used as a communication device, making it easy for consumers to reach businesses over the phone. As a result, in today’s marketing environment it is critical for large and small businesses alike to adopt a variety of strategies to market to consumers wherever they are looking for goods and services.

As businesses have expanded their marketing through mobile and online channels to meet consumer behavior, they are increasingly turning to more measurable forms of advertising with performance-based characteristics, such as pay- for- call or pay-per-click advertising, where an advertiser is only charged when a call is completed or a consumer clicks on an ad. The shift to performance-based advertising models has been significant as it adds transparency and measurability to advertising spending. According to the Internet Advertising Bureau, between 1999 and the first half of 2010, when large advertisers began to embrace online advertising because of its performance-based characteristics, the pay-per-click advertising market grew from 7% to 61% of online advertising while the total Internet advertising market grew from $8.2 billion to $24 billion.

Today, performance-based advertising products continue to grow in prominence as advertisers demand greater control, transparency and measurability from their marketing dollars. We believe that a similar shift to performance-based advertising products will be a growth driver in the mobile advertising market. According to Magna Global, mobile marketing is expected to increase from $1.5 billion in 2009 to nearly $5.7 billion in 2015. Over time we believe the convergence of technology, including mobile platforms, with the needs of advertisers for new and evolving performance advertising products like pay-for-call will warrant greater budget allocation from large and small businesses compared to less transparent and measurable forms of advertising.

Strategy

To take advantage of the shift to performance based models in marketing, key elements of our strategy include:

•

Innovating on Our Call Products to Deliver an Industry Leading Solution. We plan to continue to expand our range of call based advertising product capabilities by offering innovative performance-based products like pay-for-call, along with the supporting analytics including number provisioning, call tracking, call mining, keyword-level tracking and other products as part of our owned end-to-end call based advertising solutions. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

•

Innovating on Our Products for Small Businesses. We plan to build and integrate new products into our marketing products for small businesses, including, (1) launching new performance-based small business marketing products like pay-for-call advertising and presence management, that enable businesses to take control of their presence online; (2) integrating more options for small businesses to acquire more customers through the phone, including enhanced local ad-targeting capabilities that will enable us to consistently improve the matching of our small advertisers with our sources of call supply; (3) introducing products that enable small businesses to better cultivate relationships with existing customers; and (4) adding additional features and functionality to our websites that connect consumers with small businesses and provide additional monetization capabilities. We believe these new products will increase our cross-sell opportunities, enable us to continue to grow our advertiser base, unlock more budget from our existing advertisers, enable us to attract new reseller partnerships and deliver better performance to our existing partners

•

Growing the Number of Advertisers Using Our Products and Services. We believe we will continue to increase the number of advertisers using Marchex products and services and build advertiser loyalty by providing a consistently high level of service and support as well as the ability to achieve their return on investment goals. We will continue to grow our advertiser base through our direct sales and marketing efforts, including strategic sales, inside sales, online acquisition initiatives and additional partnerships with large local advertiser reseller partners.

•

Developing New Markets. We intend to analyze opportunities and may seek to expand our technology-based products into new business areas or geographic markets where our services can be replicated on a cost-effective basis, or where the creation or development of a product or service may be appropriate. We anticipate utilizing various strategies to enter new markets, including: developing strategic relationships; acquiring products that address a new category or opportunity; and creating joint venture relationships and internal initiatives where existing services can be extended internationally.

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

•

Direct Sales. Our direct sales team targets new relationships with national advertisers and advertising agencies through in-person presentations, direct marketing, telesales and attendance at industry events, among other methods. Our advertiser agreements include a combination of agency fees, per-call and per-click fees.

•

Reseller Partnerships. We have a business development team that focuses primarily on securing partnerships with large local advertiser reseller partners under which we supply our private-label small business advertising platform and/or other services, including advertiser distribution in our Publishing Network or our distribution network. Our reseller partner agreements include a combination of revenue sharing, licensing revenue, per-call and per-click fees.

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

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering advertisements to our partners. We also combine third party licenses and hardware to create an operating environment for delivering high quality products and services, with such features as automated online account creation and management process for advertisers, real-time customer support and interactive reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Oracle, Intel, Microsoft, Sun Microsystems and Veritas. We also utilize public domain software such as Apache, Linux, MySQL, Java and Tomcat.

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

Competition

We currently or potentially compete with a variety of companies, including Google, IAC/InterActiveCorp, Microsoft, Yahoo!, WebVisible and ReachLocal. Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to marketing, website and systems development. In addition, as the use of the Internet and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

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

We provide our services to and also may compete with: (1) online advertisers; (2) partners who provide a distribution network for mobile, online, and offline advertising; and (3) other intermediaries who may provide purchasing and/or sales opportunities, including advertising agencies, and other search engine marketing companies. Many of the companies that could fall into these categories are also our partners, including Google, Yahoo!, Citysearch, Microsoft and Ingenio. We depend on maintaining and continually expanding our network of partners and advertisers to generate transactions online.

The online advertising and marketing services industry is highly competitive. In addition, we believe today’s typical Internet advertiser is becoming more sophisticated in utilizing the different forms of Internet advertising, purchasing Internet advertising in a cost-effective manner, and measuring return on investment. The competition for this pool of advertising dollars has also put downward pressure on pricing points and online advertisers have demanded more effective means of reaching customers. We believe these factors have contributed to the growth in performance-based advertising relative to certain other forms of online advertising and marketing, and as a result this sector has attracted many competitors.

Due to the long-term growth trends in online advertising, these competitors, real and potential, range in size and focus. Our competitors may include such diverse participants as small referral companies, established advertising agencies, inventory resellers, search engines, and destination websites. We are also affected by the competition among destination websites that reach users or customers of search services. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as Google, Yahoo!, Microsoft and AOL, dominate online user traffic. The online search industry continues to experience consolidation of major websites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination websites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

There are additional competitive factors relating to attracting and retaining users, those include the quality and relevance of our search results, and the usefulness, accessibility, integration and personalization of the online services that we offer as well as the overall user experience on our websites. The competitive factors that we offer, which we believe attract advertisers are reach, effectiveness and creativity of marketing services and offered tools and information to help track performance.

Other competitive factors relating to our product roadmap include the relatively nascent markets around call-based advertising and products like presence management which are innovative and new markets. The adoption of these products could take longer than we expect and could become more competitive as the categories become more developed and visible.

Seasonality

We have and we believe we will continue to experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, mobile and Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results. Additionally, the current deterioration in the economic conditions has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

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

Our policy is to apply for patents or for other appropriate intellectual property protection when we develop valuable new or improved technology. We currently own the following pending patent applications and issued patent:

•	U.S. Patent Number 7,668,950 entitled “Automatically Updating Performance-Based Online Advertising System and Method” was issued February 23, 2010.

•

U.S. Nonprovisional Patent Application Number 11/985,188 entitled “Method and System for Tracking Telephone Calls” was filed on November 14, 2007, claiming priority to U.S. Nonprovisional Patent Application Serial Number 60/865,671 filed November 14, 2006.

•	U.S. Nonprovisional Patent Application Number 11/868,398, entitled “System and Method for Classifying Search Queries” was filed on October 5, 2007.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Nonprovisional Patent Application Number 12/512,821 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was filed on July 30, 2009.

•

U.S. Nonprovisional Patent Application Number 12/829,372 entitled “System and Method to Direct Telephone Calls to Advertisers” and U.S. Nonprovisional Patent Application Number 12/829,373 entitled System and Method for Calling Advertised Telephone Numbers on a Computing Device” and U.S. Nonprovisional Patent Application Number 12/829,375 entitled System and Method to Analyze Calls to Advertised Telephone Numbers were all filed on July 1, 2010. U.S. Nonprovisional Patent Application Number 12/844,488 entitled “Systems and Methods for Blocking Telephone Calls” was filed on July 27, 2010.

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

We have registered trademarks in the United States for “Marchex,” “Adhere By Marchex,” “DPG,” “Form to Phone,” “Local is the New Black,” “Marchex and Design” “OpenList,” “Opportunity doesn’t Knock… it Calls!,” “goClick.com,” “Sitewise,” “Enhance Interactive,” “Marchex Adhere,” “Marchex Voice Services,” “VoiceStar” and the “Marchex Adhere” logo. We also own pending U.S. trademark applications for “We Make The Phone Ring” and “Mine”. In addition, we have registered trademarks for “Marchex” in Australia, Brazil, Canada, China, the European Union, Hong Kong, India, Japan, Republic of Korea, Russian Federation and Taiwan. We have also applied for registration of “Marchex” in a number of other foreign jurisdictions. We do not know whether we will be able to successfully defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

Several federal and state laws that could have an impact on our business practices and compliance costs have already been adopted:

•

The Digital Millennium Copyright Act (DMCA) provides protection from copyright liability for online service providers that list or link to third party websites. We currently qualify for the safe harbor under the DMCA; however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

•

The Children’s Online Privacy Protection Act (COPPA) restricts the distribution of certain materials deemed harmful to children and impose limitations on websites’ ability to collect personal information from minors. COPPA allows the Federal Trade Commission (FTC) to impose fines and penalties upon website operators whose sites do not fully comply with the law’s requirements. We do not currently offer any websites “directed to children,” nor do we collect personal information from children.

•	The Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•

The Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act of 2003 establishes requirements for those who send commercial e-mails, spells out penalties for entities that transmit noncompliant commercial e-mail and/or whose products are advertised in noncompliant commercial e-mail and gives consumers the right to opt-out of receiving commercial e-mails. The majority of the states also have adopted similar statutes governing the transmission of commercial e-mail. The FTC and the states, as applicable, are authorized to enforce the CAN-SPAM Act and the state-specific statutes, respectively. CAN-SPAM gives the Department of Justice the authority to enforce its criminal sanctions. Other federal and state agencies can enforce the law against organizations under their jurisdiction, and companies that provide Internet access may sue violators as well.

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

•

Among the types of legislation currently being considered at the federal and state levels are consumer laws regulating for the use of certain types of software applications or downloads and the use of “cookies.” These proposed laws are intended to target specific types of software applications often referred to as “spyware,” “invasiveware” or “adware,” and may also cover certain applications currently used in the online advertising industry to serve and distribute advertisements. In addition, the FTC has sought inquiry regarding the implementation of a “do-not-track” requirement. Federal legislation is also expected to be introduced that would regulate “online behavioral advertising” practices. If passed, these laws would impose new obligations for companies that use such software applications or technologies.

•

The Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the Federal Communications Commission under Title II of the Act, may impose federal licensing, reporting and other regulatory obligations on the Company. To the extent we contract with and use the networks of voice over IP service providers, new legislation or FCC regulation in this area could restrict our business, prevent us from offering service or increase our cost of doing business. There are an increasing number of regulations and rulings that specifically address access to commerce and communications services on the Internet, including IP telephony. We are unable to predict the impact, if any that future legislation, legal decisions or regulations concerning voice services offered via the Internet may have on our business, financial condition, and results of operations.

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

•

The FCC has initiated a proceeding regarding the regulation of broadband services. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that the FCC or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

•

Federal and state telemarketing laws including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act and the rules and regulations promulgated thereunder.

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

We post a privacy policy which describes our practices concerning the use and disclosure of any user data collected or submitted via our websites. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other federal, state or international privacy or direct marketing laws and regulations could result in governmental or regulatory investigations that could potentially harm our businesses, operational results and overall financial condition.

Employees

As of December 31, 2010, we employed a total of 364 employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Website

Our website, www.marchex.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission. To view these filings, please go to our website and click on “Investors” and then click on “SEC Filings.”

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

We had an accumulated deficit of $140.7 million as of December 31, 2010. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers, although no one distribution partner accounts for in excess of 10% of our revenues.

Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short- or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore Media Metrix Core Search Report for December 2010, Yahoo! accounted for 16% of the online searches in the United States and Google accounted for 67%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including AT&T (through our contract with AT&T’s subsidiary Yellowpages.com LLC d/b/a AT&T Interactive), Yellowbook USA Inc., The Cobalt Group, Super Media, Inc., and Yellow Pages Group Canada for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. AT&T is our largest advertiser reseller partner and was responsible for 23% of our total revenues for the year ended December 31, 2010. We recently entered into an amendment to our agreement with AT&T which extends its term through June 30, 2015.

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

We received approximately 52% and 48% of our revenue from our five largest customers for the years ended December 31, 2009 and 2010, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 52% of our total revenues for the year ended December 31, 2009 and 48% for the year ended December 31, 2010, respectively. AT&T is our largest customer and was responsible for 23% of our total revenues for year ended December 31, 2010 and 40% of accounts receivable at December 31, 2010. We recently entered into an amendment to our agreement with AT&T which extends its term through June 30, 2015. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

Our large customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may seek for us to develop additional features, may require penalties for failure to deliver such features, may seek discounted product or service pricing and may seek more favorable contractual terms. As we sell more products and services to this class of customer, we may be required to agree to such terms and conditions. Such large customers also have substantial leverage in negotiating resolution of any disagreements or disputes than may arise. Any of the foregoing factors could result in a material adverse effect on our business, financial condition and results of operations.

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

We may incur liabilities for the activities of our advertisers, reseller partners, distribution partners and other users of our services, which could adversely affect our business.

Many of our advertisement generation and distribution processes are automated. In some cases, advertisers or reseller partners use our online tools and account management systems to create and submit advertiser listings and in other cases we create and submit advertising listing on behalf of our advertisers or reseller partners. These advertiser listings are submitted in a bulk data feed or through the distribution partners’ user interface. Although we monitor our distribution partners on an ongoing basis primarily for traffic quality, these partners control the distribution of the advertiser listings provided in the data feed or user interface submissions.

We have a large number of distribution partners who display our advertiser listings on their networks. Our advertiser listings are delivered to our distribution partners in an automated fashion through an XML data feed or data dump or through the distribution partners’ user interface. Our distribution partners are contractually required to use the listings created by our advertiser customers in accordance with applicable laws and regulations and in conformity with the publication restrictions in our agreements, which are intended to promote the quality and validity of the traffic provided to our advertisers. Nonetheless, we do not operationally control or manage these distribution partners and any breach of these agreements on the part of any distribution partner or its affiliates could result in liability for our business. These agreements include indemnification obligations on the part of our distribution partners, but there is no guarantee that we would be able to collect against offending distribution partners or their affiliates in the event of a claim under these indemnification provisions.

We do not conduct a manual editorial review of a substantial number of the advertiser listings directly submitted by advertisers or reseller partners online, nor do we manually review the display of the vast majority of the advertiser listings by our distribution partners submitted to us by XML data feeds or data dumps or the distribution partners’ user interface. Likewise, in cases where we provide editorial or value-added services for our large reseller partners or agencies, such as ad creation and optimization for local advertisers or landing pages and micro-sites for pay-for-call customers, we rely on the content and information provided to us by these agents on behalf of their individual advertisers. We do not investigate the individual business activities of these advertisers other than the information provided to us or in some cases review of advertiser websites. We may not successfully avoid liability for unlawful activities carried out by our advertisers or reseller partners and other users of our services or unpermitted uses of our advertiser listings by distribution partners and their affiliates.

Our potential liability for unlawful activities of our advertisers and other users of our services or unpermitted uses of our advertiser listings and advertising services and platform by distribution partners and reseller partners and agencies could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources, to discontinue certain service offerings or to terminate certain distribution partner relationships. For example, as a result of the actions of advertisers in our network, we may be subject to private or governmental actions relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against liabilities or losses resulting from the content of our advertiser listings or resulting from third- party intellectual property infringement claims. Although our advertisers agree to indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liabilities or losses incurred by us as a result of the activities of our advertisers.

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

If our business is unable to maintain and grow our base of advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Our business also in part depends on certain of our large reseller partners and agencies to grow their base of advertisers as these advertisers become increasingly important to our business and our ability to attract additional distribution partners and opportunities. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertisers and reseller partners and agencies may reduce or terminate this portion of their business with us. Any decline in the number of advertisers and distribution partners could adversely affect the value of our services.

We are dependent upon the quality of mobile, online, offline and other traffic sources in our network to provide value to our advertisers and the advertisers of our reseller partners, and any failure in our quality control could have a material adverse effect on the value of our services to our advertisers and adversely affect our revenues.

We utilize certain monitoring processes with respect to the quality of the mobile, online, offline and other traffic sources that we deliver to our advertisers. Among the factors we seek to monitor are sources and causes of low quality phone calls such as unwanted telemarketer calls and clicks such as non-human processes, including robots, spiders or other software, the mechanical automation of clicking, and other types of invalid clicks, click fraud, or click spam, the purpose of which is something other than to view the underlying content. Additionally, we also seek to identify other indicators which may suggest that a user may not be targeted by or desirable to our advertisers. Even with such monitoring in place, there is a risk that a certain amount of low quality mobile, online, offline and other traffic or traffic that is deemed to be less valuable by our advertisers will be delivered to such advertisers, which may be detrimental to those relationships. We have regularly refunded fees that our advertisers had paid to us which were attributed to low quality mobile, online, offline and other traffic. If we are unable to stop or reduce low quality internet traffic and low quality phone calls, these refunds may increase. Low quality mobile, online, offline and other traffic may further prevent us from growing our base of advertisers and cause us to lose relationships with existing advertisers, or become the target of litigation, both of which would adversely affect our revenues.

We depend on being able to secure enough phone numbers to support our advertisers and other users of our services and any obstacles that we face which prevent us from meeting this demand could adversely affect our business.

We utilize phone numbers that we are able to secure for our pay-for-call, call tracking and call analytics services. Our services that utilize phone numbers are designed to enable advertisers and other users of our services to utilize mobile, online and offline advertising and to help measure the effectiveness of mobile, online and offline advertising campaigns. We secure a majority of our phone numbers through telecommunication carriers that we have contracted with and a smaller number through the 800 Service Management System, and such telecommunication carriers provide the underlying telephone service. We are subject to the rules and guidelines established by the Federal Communications Commission as well as our telecommunication carriers. The Federal Communications Commission and our telecommunication carriers may change the rules and guidelines for securing phone numbers or change the requirements for retaining the phone numbers we have already secured. As a result, we may not be able to secure or retain sufficient phone numbers needed for our services.

We may be subject to intellectual property claims, which could adversely affect our financial condition and ability to use certain critical technologies, divert our resources and management attention from our business operations and create uncertainty about ownership of technology essential to our business.

Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims, including claims of trademark infringement in connection with our acquisition of previously-owned Internet domain names and claims of copyright infringement with respect to certain of our proprietary websites that would be costly to defend and could limit our ability to use certain critical technologies.

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

Our expanding international operations subject us to additional risks and uncertainties and we may not be successful with our strategy to continue to expand such operations.

One potential area of growth for us is in international markets. We have initiated operations, through our subsidiaries, in Ireland and the United Kingdom. Our international expansion and the integration of international operations present unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. Our continued international expansion also subjects us to increased foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations and financial condition.

The loss of our senior management, including our founders, could harm our current and future operations and prospects.

We are heavily dependent upon the continued services of Russell C. Horowitz, our chairman and chief executive officer, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, each own shares of fully vested Class A common stock. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement.

Further, as of December 31, 2010, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 92% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founders, for any reason, or any conflict among our founders, could harm our current and future operations and prospects.

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

We do not control the means by which users access our websites, and material changes to current navigation practices or technologies or marketing practices or significant increases in our marketing costs could result in a material adverse effect on our business.

The success of our Publishing Network depends in large part upon consumer access to our websites. Consumers access our websites primarily through the following methods: directly accessing our websites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our websites by clicking on bookmarked websites; and accessing our websites through search engines and directories.

Each of these methods requires the use of a third party product or service, such as an Internet browser or search engine application or directory. Internet browsers may provide alternatives to the URL address box to locate websites, and search engines may from time to time change and establish rules regarding the indexing and optimization of websites. We also market certain websites through search engine applications. Historically, we have limited our search engine marketing to less than five leading search engines.

Product developments and market practices for these means of access to our websites are not within our control. We may experience a decline in traffic to our websites if third party browser technologies or search engine methodologies and rules are changed to our disadvantage. We have experienced abrupt search engine algorithm and policy changes in the past. We expect the search engine applications we utilize to market and drive users to our websites to continue to periodically change their algorithms, policies and technologies. These changes may result in an interruption in users ability to access our websites or impair our ability to maintain and grow the number of users who visit our websites. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid-listings escalate. Any of these changes could have a material adverse effect on our business.

We may experience unforeseen liabilities in connection with our acquisitions of Internet domain names or arising out of third party domain names included in our distribution network, which could negatively impact our financial results.

The Name Development, Pike Street and AreaConnect asset acquisitions involved the acquisition of a large number of previously-owned Internet domain names. Furthermore, we have separately acquired and may acquire in the future additional previously-owned Internet domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired Internet domain names under the Uniform Domain Name Dispute Resolution Policy administered by ICANN or actions under the U.S. Anti-Cybersquatting Consumer Protection Act. Additionally, we display pay-for-call or pay-per-click listings on third party domain names and third party websites that are part of our distribution network, which also could subject us to a wide variety of civil claims including intellectual property ownership and infringement.

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

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in the following areas:

•	sales to advertisers of pay-for-call services;

•	sales to advertisers of pay-per-click services;

•	aggregation or optimization of online advertising for distribution through mobile and online search engines and applications, product shopping engines, directories, websites or other offline outlets;

•

provision of local and vertical websites containing information and user feedback designed to attract users and help consumers make better, more informed local decisions, while providing targeted advertising inventory for advertisers;

•	delivery of pay-for-call advertising to end users or customers of advertisers through mobile and online destination websites or other offline distribution outlets;

•	delivery of online advertising to end users or customers of advertisers through mobile and online destination websites or other offline distribution outlets;

•	local search sales training;

•	services and outsourcing of technologies that allow advertisers to manage their advertising campaigns across multiple networks and track the success of these campaigns;

•	third party domain monetization; and

•	sales to advertisers of call tracking, call analytics, and presence management services.

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

We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the search marketing services industry. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position.

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

Currently, and in the future, as the use of the Internet and other mobile and online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our services.

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

The market for our products and services is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide new and competitive products and services. If we are unable to ensure that our users, advertisers, reseller partners, and distribution partners have a high-quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. Accordingly, our future success will depend, in part, upon our ability to develop and offer competitive products and services for both our target market and for applications in new markets. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our products and services obsolete or uncompetitive.

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

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information, including sensitive customer information, or disrupt our operations. We have deployed firewall hardware intended to thwart hacker attacks. Although we maintain property insurance and business interruption insurance, our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our advertisers, reseller partners, and distribution partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and technology platform. If we fail to accomplish these tasks in a timely manner, our business and reputation will likely suffer.

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

If our security measures are breached or are perceived as not being secure, we may lose advertisers, reseller partners and distribution partners and we may incur significant legal and financial exposure.

We store and transmit data and information about our advertisers, reseller partners, distribution partners and their respective users. We deploy security measures to protect this data and information, as do third parties we utilize to assist in data and information storage. Our security measures and those of the third parties we partner with to assist in data and information storage may suffer breaches. Security breaches of our data storage systems or our third party collocation and technology providers we utilize to store data and information relating to our advertisers, reseller partners, distribution partners and their respective users, could expose us to significant potential liability. In addition, security breaches, actual or perceived, could result in the loss of advertisers, reseller partners and distribution partners that could potentially have an adverse effect on our business.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of mobile and Internet usage. As is typical in our industry, the second and third quarters of the calendar year generally experience relatively lower usage than the first and fourth quarters. It is generally understood that during the spring and summer months of the year, mobile and Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and in turn the market price of our securities. Additionally, the recent deterioration in the economic conditions has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

We are susceptible to general economic conditions, and a downturn in advertising and marketing spending by advertisers could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact advertiser-consumer transactions. Deterioration in economic conditions could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

We depend on the growth of the Internet and mobile and Internet infrastructure for our future growth and any decrease in growth or anticipated growth in mobile and Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the mobile, Internet or telecommunications infrastructure;

•	failure of the individual networking infrastructures of our advertisers, reseller partners, and distribution partners to alleviate potential overloading and delayed response times;

•	a decision by advertisers and consumers to spend more of their marketing dollars on offline programs;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

In particular, concerns over the security of transactions conducted on the Internet and the privacy of users, including the risk of identity theft, may inhibit the growth of Internet usage, especially mobile and online commercial transactions. In order for the mobile and online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease in anticipated Internet growth and usage could have a material adverse effect on our business prospects.

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

Mobile and online search, e-commerce and related businesses face uncertainty related to future government regulation of the Internet through the application of new or existing federal, state and international laws. Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state level have enacted and may continue to enact various laws and regulations relating to the Internet. Individual states may also enact consumer protection laws that are more restrictive than the ones that already exist.

Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. For example, as a result of the actions of advertisers in our network, we may be subject to existing laws and regulations relating to a wide variety of issues such as consumer privacy, gambling, sweepstakes, advertising, promotions, defamation, pricing, taxation, financial market regulation, quality of products and services, computer trespass, spyware, adware, child protection and intellectual property ownership and infringement. In addition, it is not clear whether existing laws that require licenses or permits for certain of our advertisers’ lines of business apply to us, including those related to insurance and securities brokerage, law offices and pharmacies. Existing federal and state laws that may impact the growth and profitability of our business include, among others:

•

The Digital Millennium Copyright Act (DMCA) provides protection from copyright liability for online service providers that list or link to third party websites. We currently qualify for the safe harbor under the DMCA; however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

•

The Children’s Online Privacy Protection Act (COPPA) restricts the distribution of certain materials deemed harmful to children and imposes limitations on websites’ ability to collect personal information from minors. COPPA allows the Federal Trade Commission (FTC) to impose fines and penalties upon website operators whose sites do not fully comply with the law’s requirements. We do not currently offer any websites “directed to children,” nor do we collect personal data from children.

•	The Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•

The Controlling the Assault of Non-Solicited Pornography and Marketing (CAN SPAM) Act of 2003 establishes requirements for those who send commercial e-mails, spells out penalties for entities that transmit noncompliant commercial e-mail and/or whose products are advertised in noncompliant commercial e-mail and gives consumers the right to opt-out of receiving commercial e-mails. The majority of the states also have adopted similar statutes governing the transmission of commercial e-mail. The FTC and the states, as applicable, are authorized to enforce the CAN-SPAM Act and the state-specific statutes, respectively. CAN-SPAM gives the Department of Justice the authority to enforce its criminal sanctions. Other federal and state agencies can enforce the law against organizations under their jurisdiction, and companies that provide Internet access may sue violators as well.

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

•

Among the types of legislation currently being considered at the federal and state levels are consumer laws regulating for the use of certain types of software applications or downloads and the use of “cookies.” These proposed laws are intended to target specific types of software applications often referred to as “spyware,” “invasiveware” or “adware,” and may also cover certain applications currently used in the online advertising industry to serve and distribute advertisements. In addition, the FTC has sought inquiry regarding the implementation of a “do-not-track” requirement. Federal legislation is also expected to be introduced that would regulate “online behavioral advertising” practices. If passed, these laws would impose new obligations for companies that use such software applications or technologies.

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

Subsidiaries of the Company provide information and analytics services to certain advertisers and reseller partners that may include information services. In connection therewith, the Company, through its subsidiaries, obtains certain telecommunications products and services from carriers in order to deliver these packages of information and analytic services.

Telecommunications laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. If our carrier partners were to be subject to any changes in applicable law or regulation (or interpretations thereof), or additional taxes or surcharges, then we in turn may be subject to increased costs for their products and services or receive products and services that may be of less value to our customers, which in turn could adversely affect our business and operating results. Furthermore, to the extent we offer call recording and pay-for-call services, we may be directly subject to certain telecommunications-related regulations. Finally, in the event that any federal or state regulators were to expand the scope of applicable laws and regulations or their application to include certain end users and information service providers, then our business and operating results could also be adversely affected.

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

•

The FCC has initiated a proceeding regarding the regulation of broadband services. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that the FCC or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

•

There is risk that a regulatory agency will require us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which we offer voice-related services such as call recording and pay-for-call services to our customers.

•

Federal and state telemarketing laws including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act and the rules and regulations promulgated thereunder.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Market (formerly, the Nasdaq National Market) ranged from $3.00 to $26.14 per share through December 31, 2010. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with acquisitions;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners, reseller partners and agencies, or advertisers;

•	changes in earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies;

•	changes in our industry and the overall economic environment;

•	volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock or upon exercise of stock options;

•	Class B common stock repurchases under our previously announced share repurchase program;

•

sales and purchases of stock by us or by our stockholders, including sales by certain of our executive officers and directors pursuant to written pre-determined selling and purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934; and

•	short sales, hedging and other derivative transactions on shares of our Class B common stock.

In addition, the stock market in general, and the Nasdaq Global Market and the market for mobile and online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our Class B common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies.

Litigation against us, whether or not judgment is entered against us, could result in substantial costs and potentially economic loss, and a diversion of our management’s attention and resources, any of which could seriously harm our financial condition. Additionally, there can be no assurance that an active trading market of our Class B common stock will be sustained.

Our founders control the outcome of stockholder voting, and there may be an adverse effect on the price of our Class B common stock due to the disparate voting rights of our Class A common stock and our Class B common stock.

As of December 31, 2010, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 91% of the combined voting power of all outstanding shares of our capital stock. These founders together control 92% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Our headquarters are located in Seattle, Washington and consist of approximately 61,000 square feet of leased office space expiring in March 2018. We also lease additional office space in Las Vegas, Nevada and New York, New York with lease terms expiring between March 2011 and March 2018. Our information technology systems are hosted and maintained in third party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

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

	High	Low
Year ended December 31, 2009
First Quarter	$6.01	$3.00
Second Quarter	$4.95	$3.00
Third Quarter	$5.11	$3.42
Fourth Quarter	$5.50	$4.19
Year ended December 31, 2010
First Quarter	$5.78	$4.87
Second Quarter	$5.44	$3.85
Third Quarter	$5.55	$3.80
Fourth Quarter	$9.72	$5.15

Holders

As of March 9, 2011, there were 35,611,541 shares of common stock outstanding that were held by 71 stockholders of record. Of these shares:

•	10,238,132 shares were issued as Class A common stock, and as of this date were held by 4 stockholders of record; and

•	25,373,409 shares were issued as Class B common stock, and as of this date were held by 67 stockholders of record.

Dividends

In November 2006, we initiated a quarterly cash dividend at $0.02 per share of Class A common stock and Class B common stock. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.8 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such rate or at all.

Issuer Purchases of Equity Securities

During the fourth quarter of 2010, share repurchase activity was as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs(1)
Class B Common Shares:
October 1 - October 31, 2010	70,993	(2)	$4.10	53,243	1,217,737
November 1 - November 30, 2010	191,882		$6.82	191,882	1,025,855
December 1 - December 31, 2010	31,391	(2)	$1.66	7,391	1,018,464

Total Class B Common Shares	294,266		$5.61	252,516	1,018,464

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

(2)

Includes the repurchase of 17,750 and 24,000 shares in October and December 2010, respectively, of restricted equity subject to vesting which were issued to certain employees and which were not already vested upon termination of employment.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marchex under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from December 31, 2005 through December 31, 2010 of cumulative total return for our Class B common stock, the NASDAQ Composite Index (the “NASDAQ Composite Index”) and the RDG Internet Composite Index (the “RDG Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2005 through 2010. The graph assumes that $100 was invested on December 31, 2005 in the Class B common stock of the Company, the NASDAQ Composite Index and the RDG Internet Composite Index and assumes reinvestment of any dividends. Such returns are based on historical results and are not intended to suggest future performance.

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Marchex, Inc.	$100.00	$59.49	$48.60	$26.32	$23.34	$44.48
NASDAQ Composite Index	$100.00	$111.74	$124.67	$73.77	$107.12	$125.93
RDG Internet Composite Index	$100.00	$114.13	$141.57	$76.48	$132.93	$146.50

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated financial data for the years ended December 31, 2006 and 2007 is derived from our audited consolidated financial statements which are not included in this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2008, 2009 and 2010, and the consolidated balance sheet data at December 31, 2009 and 2010, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.

The historical results are not necessarily indicative of the results to be expected in any future period.

Consolidated Statements of Operations Data:

	Year ended December 31,
	2006	2007	2008	2009	2010
Revenue	$127,759,475	$139,390,659	$146,374,922	$93,261,201	$97,565,607
Income (loss) from operations	$551,860	$(3,037,360)	$(175,286,051)	$(3,570,231)	$(3,788,881)
Net loss	$(443,637)	$(1,505,268)	$(127,863,628)	$(2,062,004)	$(3,043,297)
Net income (loss) applicable to common stockholders	$2,753,704	$(1,627,170)	$(128,131,883)	$(2,249,459)	$(3,241,811)
Basic net income (loss) per share applicable to Class A and Class B common stockholders	$0.07	$(0.04)	$(3.52)	$(0.07)	$(0.10)
Diluted loss per share applicable to Class A and Class B common stockholders	$(0.04)	$(0.04)	$(3.52)	$(0.07)	$(0.10)
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	11,662,012	11,562,367	10,963,724	10,884,257	10,660,607
Class B	26,596,168	27,375,331	25,468,281	22,829,994	21,992,914
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	11,662,012	11,562,367	10,963,724	10,884,257	10,660,607
Class B	39,496,419	38,937,698	36,432,005	33,714,251	32,653,521

Consolidated Balance Sheet Data:

	December 31,
	2006	2007	2008	2009	2010
Cash and cash equivalents	$46,105,827	$36,456,307	$27,418,396	$33,638,002	$37,328,052
Working capital	$56,787,483	$41,242,743	$34,987,716	$41,272,583	$47,305,491
Total assets	$333,387,836	$320,194,345	$170,269,787	$159,373,159	$159,689,743
Other non-current liabilities	$91,907	$105,370	$23,297	$1,005,444	$2,076,332
Total liabilities	$16,174,934	$18,305,870	$20,962,035	$17,948,228	$19,997,820
Total stockholders’ equity	$317,212,902	$301,888,475	$149,307,752	$141,424,931	$139,691,923
Cash dividends declared per common share	$0.02	$0.06	$0.08	$0.08	$0.08

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a call advertising and small business marketing company. We deliver call and click-based advertising products and services to tens of thousands of advertisers, ranging from small businesses to Fortune 500 companies. Our technology-based products and services facilitate the efficient and cost-effective marketing and selling of goods and services for small and national advertisers who want to market and sell their products through mobile, online and offline; and a proprietary, locally-focused website network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Call Advertising Services. We deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. These services include pay-for-call through the Marchex Pay-For-Call Exchange and call analytics solutions, which include phone number and call tracking, call mining, keyword-level tracking, click-to-call, website proxying, and other call-based products which enable our customers to utilize mobile, online and offline advertising to drive calls as well as clicks into their businesses and to measure the effectiveness of their advertising campaigns. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Small Business Marketing Products. Our small business marketing products enable reseller partners of small business advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising and/or search marketing products through their existing sales channels, which are then fulfilled by us across our distribution network, including mobile sources, leading search engines and our own proprietary traffic sources. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, offline call advertising. The lead services we offer to small business advertisers through our small business marketing products include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The small business marketing products have the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), AT&T is our largest reseller partner and was responsible for 23% of our total revenues for 2010 of which the majority is derived from our small business marketing products.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local websites, mobile distribution and our own Publishing Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our websites or a third-party website in our distribution network to an advertiser’s website and completes a specified action. We also offer a private-label platform for publishers, separate and distinct from our small business marketing products which enable them to monetize their websites with contextual advertising from their own customers or from our advertising relationships. We sell pay-per-click contextual advertising placements on specialized vertical and branded publisher websites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Publishing Network. We believe our Publishing Network is a significant source of local information online and a source of calls within the Marchex Pay-For-Call Exchange. It includes more than 200,000 of our owned and operated websites focused on helping users make informed decisions about where to get local products and services. It features listings from more than 10 million small business listings in the U.S. and millions of expert and user-generated reviews on small businesses. The more than 200,000 websites in our network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our Publisher Network is primarily monetized with pay-for-call and pay-per-click listings that are relevant to the websites, as well as other forms of advertising, including banner advertising and sponsorships.

•

Feed Management and Related Services. Through the end of 2009, we used our proprietary technology to crawl and extract relevant product content from advertisers’ databases and websites to create automated and highly-targeted product and service listings feed, which we delivered primarily into Yahoo!’s search submit product. Advertisers generally paid us a fixed price for each click they received on an advertisement or listing included in the feed. In addition and as a supplement to feed management services, we offered campaign management services to enable our advertisers to consolidate the purchasing, management, optimization and reporting from their search and vertical advertising campaigns across a large number of search engines, local websites and pay-per-click networks in one central location. Under these services advertisers paid us a pre-negotiated rate for each click they receive on their advertisement placed or managed as part of our campaign management services. Yahoo! discontinued its feed management service relationship with us effective December 31, 2009 as a result of its partnership with Microsoft. Accordingly, we discontinued our feed management and related service offerings as of that date. We generated $7.5 million in revenues from feed management and related services for the year ended December 31, 2009. The impact on our financial statements attributable to our ending this service is lessened by the relatively low operating margin attributable to this service given our revenue share arrangement with Yahoo! with respect thereto.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We currently have offices in Seattle, Washington; Las Vegas, Nevada; and New York, New York.

Consolidated Statements of Operations

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2008, 2009 and 2010.

Revenue

We currently generate revenue through our call advertising services, pay-per-click advertising small business marketing products which include our call and click services, publishing network, and historically our feed management and related services.

Our primary sources of revenue are the performance-based advertising services, which include pay-for-call services, pay-per-click services, cost-per-action services and historically our feed management and related services. These primary sources amounted to greater than 78% of our revenues in all periods presented. Our secondary sources of revenue are our small business marketing products which enable partner resellers to sell call advertising and/or search marketing products, campaign management services, and natural search optimization services. These secondary sources amounted to less than 22% of our revenues in all periods presented. We have no barter transactions.

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

Performance-Based Advertising Services

In providing call advertising services and pay-per-click advertising, we generate revenue upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each phone call or click-through, which occurs when a user makes a phone call or clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third-party Internet domains or websites, our portfolio of owned websites, other targeted Web-based content and offline sources. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our websites or a third-party website in our distribution network to an advertiser website and completes the specified action.

We generate revenue from reseller partners and publishers utilizing our small business marketing products to sell call advertising and/or search marketing products. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners or publishers engage the advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method

In providing pay-per-click contextual targeting services, advertisers purchase keywords or keyword strings, based on an amount they choose for a targeted placement on vertically-focused websites or specific pages of a website that are specific to their products or services and their marketing objectives. The contextual results distributed by our services are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the merchant’s advertisement and the relevance of the merchant’s advertisement, which is dictated by historical click-through rates. Advertisers pay us when a click-through occurs on their advertisement.

Historically, in providing feed management services, advertisers pay for their Web pages and product databases to be crawled, or searched, and included in search engine, directory and product shopping engine results within our distribution network. Generally, the feed management listings are presented in a different section of the Web page than the pay-per-click listings. For this service, revenue is generated when an online user clicks on a feed management listing from search engine, directory or product shopping engine results. Each click-through on an advertisement listing represents a completed transaction for which the advertiser pays for on a per-click basis. The placement of a feed management result is largely determined by its relevancy, as determined by the distribution partner. Yahoo! discontinued its feed management service relationship with us effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management and related service offerings as of that date.

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

Industry and Market Factors

We enter into agreements with various mobile, online and offline distribution partners to provide distribution for pay-for-call and pay-per-click advertisement listings which contain call tracking numbers and/or URL strings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount for each phone call or per click-through on these listings. The level of phone calls and click-throughs contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. If we do not add new distribution partners, renew our current distribution partner agreements, replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to grow will be impacted by our ability to increase our distribution, which impacts the number of mobile and Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert calls and clicks from these mobile and Internet users into completed transactions, such as a purchase or sign up. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services.

We anticipate that these variables will fluctuate in the future, affecting our ability to grow and our financial results. In particular, it is difficult to project the number of phone calls or click-throughs which will be delivered to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or click-through. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets, including due to the economic uncertainty resulting from recent disruptions in global financial markets.

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, mobile and Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	telecommunication costs, including the use of phone numbers relating to our call products and services;

•	maintaining our websites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our websites, network equipment and internally developed software;

•	colocation service charges of our website equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

User Acquisition Costs

For the periods presented the largest component of our service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their mobile, online, offline, or other user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their websites and indexes. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue.

•	fixed payments, based on a guaranteed minimum amount of usage delivered;

•	variable payments based on a specified metric, such as number of paid phone calls or click-throughs; and

•	a combination arrangement with both fixed and variable amounts that may be paid in advance.

We expense user acquisition costs based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments with minimum guaranteed amounts of usage are expensed as the greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share. Agreements with variable payments based on a percentage of revenue, number of paid phone calls, click-throughs or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Sales and Marketing

Sales and marketing expenses consist primarily of:

•	payroll and related expenses for personnel engaged in marketing and sales functions;

•	advertising and promotional expenditures including online and outside marketing activities;

•	cost of systems used to sell to and serve advertisers; and

•	stock-based compensation of related personnel.

Product Development

Product development costs consist primarily of expenses incurred in the research and development, creation and enhancement of our websites and services.

Our research and development expenses include:

•	payroll and related expenses for personnel;

•	costs of computer hardware and software;

•	costs incurred in developing features and functionality of the services we offer; and

•	stock-based compensation of related personnel.

For the periods presented, substantially all of our product development expenses are research and development.

Product development costs are expensed as incurred or capitalized into property and equipment in accordance with FASB ASC 350 . This statement requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

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

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets identified in connection with our acquisitions.

The intangible assets have been identified as:

•	non-competition agreements;

•	trademarks and Internet domain names;

•	distributor relationships;

•	advertising relationships;

•	patents; and

•	acquired technology.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

As of December 31, 2010, we have net deferred tax assets of $51.6 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of December 31, 2010, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $3.8 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2010, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2009 and 2010, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

Convertible Preferred Stock

During 2008, the Company’s board of directors declared the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2008	$2.97	February 4, 2008	$16	February 15, 2008
April 2008	$2.97	May 2, 2008	$15	May 15, 2008
July 2008	$2.97	August 4, 2008	$12	August 15, 2008

In 2008, we repurchased the remaining outstanding 6,024 shares of preferred stock for a total cash expenditure of approximately $1.4 million.

Comparison of the year ended December 31, 2009 (2009) to the year ended December 31, 2010 (2010) and comparison of the year ended December 31, 2008 (2008) to the year ended December 31, 2009 (2009).

Revenue.

The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2008	2009	2010
Partner and Other Revenue Sources	$77,284,284	$61,698,440	$71,536,906
Proprietary Traffic Sources	69,090,638	31,562,761	26,028,701

Total Revenue	$146,374,922	$93,261,201	$97,565,607

2009 to 2010

Our partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third-party Internet domains or websites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services, natural search optimization services and outsourced search marketing platforms. Our publishing network revenues are generated from our portfolio of owned websites which are monetized with pay-for-call or pay-per-click listings that are relevant to the websites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our websites and calls or clicks on a particular listing or completes the specified action, we receive a fee.

Revenue was $93.3 million for 2009 compared to $97.6 million in 2010. The partner and other revenues increased $9.8 million and were affected primarily by increased revenues of $17.6 million in our call advertising services, which in part was driven by adding more than 25,000 national and small business accounts to our platform across our small business marketing products and call advertising services. This increase was offset by a decrease in revenue from AT&T from pricing reductions and incentives as part of an extension of our arrangement with AT&T in the second quarter of 2010 along with a decrease in revenue of $6.8 million generated from our feed management and related services. Effective December 31, 2009 Yahoo! discontinued its feed management service relationship with us as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management service offering as of that date.

Under our primary arrangement with AT&T, we generate revenues from our small business marketing products to sell call advertising and/or search marketing products through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with AT&T through June 30, 2015 that includes certain exclusivity provisions for new advertiser accounts and the contemplated migration of several thousand existing advertiser accounts. As part of the arrangement, we provided pricing reductions including significant pricing incentives in 2010. We estimate these incentives in comparison to the prior arrangement pricing likely generated an estimated $8 million in savings for AT&T during 2010 and accordingly, we experienced a decrease in revenues primarily in the second and third quarter of 2010 related to AT&T but to a lesser extent in the third quarter relative to the second quarter. We expect revenues from our arrangement with AT&T to scale back upwards further in the near term. AT&T and Yahoo! in 2009 accounted for 22% and 11%, respectively, of our total revenues compared to 23% and less than 10%, respectively, in 2010.

Our publishing network revenue decreased primarily due to $3.1 million in lower revenues for cost-per-actions from resellers such as Dex One Corporation, WhitePages, Inc. and Intelius, Inc., particularly related to our local search and directory websites. The remainder of such decrease was largely due to lower revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our websites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo! through the third quarter of 2010 and the expiration of our paid listings arrangement with Yahoo! related to our websites on September 30, 2010, although we expect to continue various other contractual arrangements with Yahoo!. We entered into a paid listings arrangement with another advertiser service provider in the fourth quarter of 2010 which primarily offset Yahoo!’s revenue decline in such quarter. In the near term, we expect lower publishing network revenues as a result of lower budgets for cost-per-actions from resellers particularly related to our local search and directory websites.

2008 to 2009

Revenue decreased 36%, from $146.4 million in 2008 to $93.3 million in 2009. The decrease in partner network and other revenues was primarily attributable to a more than $15.5 million decrease in pay-per-click revenues due in part to approximately 3,000 fewer advertisers spending on our partner network and lower advertiser spend budgets. Additionally there was a $4.9 million decrease attributable to less traffic volume from domain name owners who are distribution partners utilizing our third-party content platform, including a net decline of less than 5 distribution partners comparing the year ended December 31, 2009 to the same period ended in 2008. These decreases were partially offset by our adding more than $4.8 million in revenues generated from advertisers utilizing our small business marketing products and call advertising services. Publishing network revenue decreased primarily due to $6.4 million lower revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our websites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo! The remainder of such decrease was largely due to lower revenues for cost-per-actions from resellers such as AT&T, Dex One Corporation, SuperMedia Inc., Yellowbook USA Inc., WhitePages, Inc., Vantage Media, LLC and Intelius, Inc., particularly related to our local search and directory websites. The year ended December 31, 2009 was also impacted by $1.6 million of revenue we did not recognize for services, in part because of limited collectability assurance from certain advertiser resellers, including due to the bankruptcy filings of SuperMedia and Dex One.

AT&T and Yahoo! in 2008 accounted for 13% and 11%, respectively, of our total revenues compared to 20% and 11%, respectively, in 2009. As noted above, revenues from SuperMedia and Intelius are primarily related to our local search and directory websites and revenues decreased from $15.9 million and $19.3 million, respectively, in 2008, to $2.8 million and $10.5 million, respectively, in 2009. Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of phone calls and click-throughs performed by users of our service through our distribution partners and proprietary traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our websites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of phone calls and click-throughs which will be delivered to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or click-through. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets due to the evolving market conditions. In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, mobile and Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results.

Expenses

Expenses were as follows:

	Twelve months ended December 31,
	2008	% revenue	2009	% revenue	2010	% revenue
Service costs	$66,022,359	45%	$47,632,864	51%	$57,557,213	59%
Sales and marketing	31,951,963	22%	17,890,196	19%	13,530,198	14%
Product development	17,485,518	12%	14,477,906	16%	16,804,032	17%
General and administrative	19,652,781	13%	16,049,461	17%	17,506,440	18%
Amortization of intangible assets from acquisitions	13,957,728	10%	5,492,850	6%	2,728,493	3%
Impairment of goodwill	169,299,000	116%	—	0%	—	0%
Impairment of intangible assets	7,424,706	5%	—	0%	—	0%

We follow FASB ASC 718 and record stock-based compensation expense under the fair value method. In 2010, we recorded $10.8 million of stock-based compensation expense as compared to $9.6 million in 2009 and $11.4 million in 2008. This stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Twelve months ended December 31,
	2008	2009	2010
Service costs	$493,023	$473,575	$804,946
Sales and marketing	1,681,815	1,400,470	799,088
Product development	1,664,467	591,892	1,014,458
General and administrative	7,511,272	7,131,395	8,213,356

Total stock-based compensation	$11,350,577	$9,597,332	$10,831,848

See Note 7 (c)—“Stock Option Plan” of the consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 21%, from $47.6 million in 2009 to $57.6 million in 2010. The increase was primarily attributable to an increase in distribution partner payments, fees paid to outside service providers, personnel costs, stock-based compensation, facility costs, communication and network costs, travel, and depreciation of $10.5 million, partially offset primarily by a decrease in Internet domain amortization and credit card processing fees of $533,000.

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

Service costs represented 59% of revenue in 2010 compared to 51% in 2009 and 45% in 2008. The 2010 increase as a percentage of revenue in service costs as compared to 2009 was primarily a result of an increase in the proportion of revenue attributable to our pay-for-call or cost-per-action services for which there are related distribution partner payments, the effect of the pricing incentives to AT&T, and to a lesser extent an increase in communication and network costs. The 2009 increase as a percentage of revenue in service costs as compared to 2008 was primarily a result of an increase in the proportion of revenue attributable to our partner and other revenue sources for which there are related distribution partner payments as compared to our proprietary traffic revenue. Payments to pay-for -call, pay-per-click, cost-per-action and feed management partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our publishing network sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our publishing network sources have no corresponding distribution partner payments. To the extent our publishing network sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. In part, as a result of significant pricing incentives we have provided for under our arrangement with AT&T in 2010, our service costs as a percentage of revenue were higher in 2010. We expect with an increase in the proportion of partner and other revenue sources and additional investment in our network, service costs will increase as a percentage of revenue in the near term. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses decreased 24% from $17.9 million in 2009 to $13.5 million in 2010. As a percentage of revenue, sales and marketing expenses were 19% and 14% for 2009 and 2010, respectively. The net decrease in dollars and percentage of revenue was related primarily to a decrease in online and outside marketing activities and stock-based compensation. We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively stable in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue. We also expect fluctuations in marketing expenditures as we redirect our online marketing efforts towards more of our updated websites and direct monetization of our proprietary traffic sources but expect expenditures related to these efforts to increase in absolute dollars in the long term.

Sales and marketing expenses decreased 44% from $32.0 million in 2008 to $17.9 million in 2009. As a percentage of revenue, sales and marketing expenses were 22% and 19% for 2008 and 2009, respectively. The net decrease in dollars was related primarily to a decrease in online and outside marketing activities.

Product Development. Product development expenses increased 16% from $14.5 million in 2009 to $16.8 million in 2010. The increase in dollars was primarily due to an increase in personnel costs and stock-based compensation of $2.9 million. As a percentage of revenue, product development expenses were 16% and 17% in 2009 and 2010, respectively. The 2010 increase as a percentage of revenue in product development expense as compared to 2009 was primarily a result of an increase in the proportion of personnel costs and stock-based compensation relative to revenue. We expect product development expenditures in the near term to be relatively stable to modestly higher in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

Product development expenses decreased 17%, from $17.5 million in 2008 to $14.5 million in 2009. As a percentage of revenue, product development expenses were 12% and 16% for 2008 and 2009, respectively. The decrease in dollars was primarily due to a decrease in fees paid to outside service providers, stock-based compensation and personnel costs of $3.0 million. The 2009 increase as a percentage of revenue in product development expense as compared to 2008 was primarily a result of an increase in the proportion of personnel costs relative to revenue.

General and Administrative. General and administrative expenses increased 9%, from $16.0 million in 2009 to $17.5 million in 2010. The increase in dollars was primarily due to an increase in stock-based compensation, personnel costs, fees paid to outside service providers, and bad debt expense of $1.9 million offset by a decrease in facility and other operating costs of $487,000. As a percentage of revenue, general and administrative expenses were 17% and 18% in 2009 and 2010, respectively. We do not expect significant changes to our general and administrative expenses in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock-based compensation is impacted by market conditions relating to our stock price

General and administrative expenses decreased 19%, from $19.7 million in 2008 to $16.0 million in 2009. The decrease was primarily due to a decrease in personnel costs, bad debt, stock-based compensation, fees paid to outside service providers, depreciation and other costs of $3.7 million. As a percentage of revenue, general and administrative expenses were 13% and 17% for 2008 and 2009, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 50%, from $5.5 million in 2009 to $2.7 million in 2010. The decrease was associated with certain intangible assets from acquisitions being fully amortized. During 2010, the amortization of intangibles related to service costs.

Intangible amortization expense decreased 61%, from $14.0 million in 2008 to $5.5 million in 2009. The decrease was associated with certain intangible assets from acquisitions being fully amortized in 2008 and 2009. During 2009, the components of amortization were service costs of $5.5 million and general and administrative of $44,000. During 2008, the components of amortization of intangibles were service costs of $12.5 million, sales and marketing of $1.2 million and general and administrative of $267,000.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $83.7 million and are being amortized over a range of useful lives of 12 to 84 months.

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

No impairment of the Company’s intangible assets have been identified in 2010. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

Impairment of goodwill. In the fourth quarter of 2008, we performed our annual impairment testing in accordance with FASB ASC 350 . As a result of this testing, we recorded a $169.3 million non-cash impairment charge on goodwill. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in current market multiples and our stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for the markets where we operate. No indicators of impairment of goodwill have been identified in 2009 and 2010.

Impairment of intangible assets. In the fourth quarter of 2008 in conjunction with our annual impairment testing of goodwill and in light of the then current macroeconomic environment and significant decrease in market capitalization we also performed a review on certain of our intangible assets under FASB ASC 360 . As a result we recorded a $7.4 million non-cash impairment charge on certain technology and domain assets. The impairment charge resulted from the weakness in the U.S. financial markets, decreases in our cash flow forecasts in the markets where we operate and changes in the planned utilization of such assets. No impairment of our intangible assets have been identified in 2009 and 2010.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $6.8 million in 2010 and was attributable to the sales and disposals of Internet domain names and other intangible assets. The gain on sales and disposals of intangible assets, net was $4.1 million and $4.7 million in 2008 and 2009, respectively.

Other income (expense), net. Other income (expense), net were ($17,000) and $129,000 in 2009 and 2010, respectively. The net increase in other income (expense), net during 2010 was primarily due to cash received related to a settlement agreement.

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

Income Taxes. The income tax benefit in 2009 was $1.5 million compared to $617,000 in 2010. In 2009, we completed an analysis and recorded an adjustment totaling $1.3 million to reflect updated filings for research and experimentation credits for the period 2005 through 2009. In addition, our effective tax rate benefit of 43% differed from the expected effective tax rate of 35% due to the research and experimentation credit, partially offset by restricted stock and incentive stock options recorded under the fair-value method, state income taxes, and other non-deductible amounts. In 2010, the effective tax rate benefit of 17% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, other non-deductible amounts and an adjustment for the research and experimentation credit for 2010.

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

During 2008, 2009 and 2010, we recognized excess tax benefits (deficits) on stock option exercises and restricted stock vesting of approximately $266,000, ($1.8 million), and ($537,000), respectively, which were recorded to additional paid in capital.

Convertible Preferred Stock Dividends, Conversion Payment, and (Discount) Premium on Preferred Stock Redemption, net. The convertible preferred stock dividends and discount on preferred stock redemption, net, decreased from $40,000 in 2008 to $0 in 2009 and 2010. The decrease was due to the redemption of all outstanding preferred stock in October 2008. In 2008, there was $40,000 which was primarily related to convertible preferred stock dividends.

Net Loss. Net loss increased from $2.1 million in 2009 to $3.0 million in 2010. The increase was primarily attributable to an income tax benefit of $1.5 million in 2009 compared to $617,000 in 2010. The increase was also a result of operating cost increases in distribution partner payments, communication and network costs, personnel costs and stock-based compensation, and revenue impacts due to pricing reductions and incentives to AT&T. This was offset by lower online and outside marketing costs and higher gain on sales and disposals of intangible assets.

The net loss decreased from $127.9 million in 2008 to $2.1 million in 2009, primarily due to the non-recurring impairment of goodwill and intangible assets in 2008 offset by a decrease in 2009 revenue compared to 2008 and resulting lower operating contribution.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters ended December 31, 2010. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

	Quarter Ended
	Mar 31, 2009	June 30, 2009	Sept 30, 2009	Dec 31, 2009	Mar 31, 2010	June 30, 2010	Sept 30, 2010	Dec 31, 2010
Consolidated Statement of Operations:
Revenue	$26,570,949	$21,081,073	$22,171,794	$23,437,385	$24,001,981	$21,393,353	$24,194,841	$27,975,432
Expenses:
Service costs (1)	11,861,694	11,024,516	12,048,245	12,698,410	12,649,501	13,655,544	14,604,200	16,647,968
Sales and marketing (1)	7,588,915	3,682,352	3,213,946	3,404,982	3,910,708	3,511,375	3,183,374	2,924,741
Product development (1)	4,154,200	3,446,317	3,369,290	3,508,099	3,962,284	4,326,330	4,193,428	4,321,990
General and administrative (1)	4,070,540	3,987,195	3,997,361	3,994,365	3,836,261	4,289,559	4,683,639	4,696,981
Amortization of intangible assets from acquisitions (2)	2,134,966	1,334,585	1,211,328	811,971	704,466	710,907	704,106	609,014

Total operating expenses	29,810,315	23,474,965	23,840,170	24,417,827	25,063,220	26,493,715	27,368,747	29,200,694
Gain on sales and disposals of intangible assets, net	930,239	854,616	1,048,113	1,878,877	1,327,304	690,244	2,632,634	2,121,706
Income (loss) from operations	(2,309,127)	(1,539,276)	(620,263)	898,435	266,065	(4,410,118)	(541,272)	896,444
Other income (expense):
Interest income	16,154	12,516	13,016	18,757	18,605	19,060	17,891	20,606
Interest and line of credit expense	(13,912)	(31,581)	(26,709)	(26,337)	(25,823)	(26,815)	(27,256)	(27,315)
Other	12,915	126	50	8,442	1,558	44,700	111,968	1,416

Total other income (expense)	15,157	(18,939)	(13,643)	862	(5,660)	36,945	102,603	(5,293)

Income (loss) before provision for income taxes	(2,293,970)	(1,558,215)	(633,906)	899,297	260,405	(4,373,173)	(438,669)	891,151
Income tax expense (benefit) (3)	(620,933)	(390,058)	(1,376,830)	863,031	328,179	(1,245,557)	54,202	246,187

Net income (loss)	(1,673,037)	(1,168,157)	742,924	36,266	(67,774)	(3,127,616)	(492,871)	644,964
Dividends paid to participating securities	(40,613)	(49,847)	(46,577)	(50,418)	(43,574)	(48,115)	(54,540)	(52,285)

Net income (loss) applicable to common stockholders	$(1,713,650)	$(1,218,004)	$696,347	$(14,152)	$(111,348)	$(3,175,731)	$(547,411)	$592,679

(1) Excludes amortization of intangible assets from acquisitions (2) Components of amortization of intangible assets from acquisitions:
Service costs	$2,101,633	$1,323,474	$1,211,328	$811,971	$704,466	$710,907	$704,106	$609,014
General and administrative	33,333	11,111	—	—	—	—	—	—

Total	$2,134,966	$1,334,585	$1,211,328	$811,971	$704,466	$710,907	$704,106	$609,014

(3)	Third quarter 2009 includes a $1.3 million income tax benefit to reflect updated filings for research and experimentation credits for the period 2005 through 2009.

Liquidity and Capital Resources

As of December 31, 2009 and 2010, we had cash and cash equivalents of $33.6 million and $37.3 million, respectively. As of December 31, 2010, we had contractual obligations of $18.6 million of which $14.9 million is for rent under our facility operating leases.

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

Cash provided by operating activities for the year ended December 31, 2010 of approximately $9.4 million consisted primarily of net loss of $3.0 million adjusted for non-cash items of $21.9 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes, gain on sales and disposals of intangible and fixed assets, net of $6.8 million and approximately $2.6 million used for working capital and other activities which is net of cash received of $779,000 related to a lease incentive. Cash provided by operating activities for the year ended December 31, 2009 of approximately $17.1 million consisted primarily of a net loss of $2.1 million adjusted for non-cash items of $26.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and excess income tax benefit related to stock options, gain on sales and disposals of intangible and fixed assets, net of $4.7 million and approximately $2.5 million used in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2008 of approximately $26.5 million consisted primarily of a net loss of $127.9 million adjusted for non-cash items of $164.6 million, which includes $169.3 million for the impairment of goodwill and $7.4 million for the impairment of intangible assets, partially offset by a deferred tax benefit of $49.6 million. Other non-cash items also included depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation and excess income tax benefit related to stock options, gain on sales and disposals of intangible and fixed assets, net of $4.1 million and approximately $6.1 million used in working capital and other activities such as decreases in restricted cash for credit card authorization agencies.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to the distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. We generally receive payment from advertisers in close proximity or in some cases prior to the timing of the corresponding payments to the distribution partners who provide placement for the listings. These services constituted the majority of revenue in 2008, 2009 and 2010. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary revenues.

Nearly all of the reseller partner arrangements are billed on a monthly basis following the month of our phone call or click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. For these services, reseller partner payments are generally received one to three weeks following payment to the distribution partners. We expect that in the future periods, if the amounts from our reseller partner arrangements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

We have payment arrangements with reseller partners particularly related to our proprietary traffic sources or our small business marketing products, such as AT&T, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, WhitePages, Inc., and Vantage Media LLC., whereby we receive payment between 30 and 60 days following the delivery of services. For the year and as of December 31, 2010 amounts from these partners totaled 39% of revenue and $10.7 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at December 31, 2010 from AT&T totaled $8.3 million.

SuperMedia and Dex One and its subsidiaries consummated reorganizations under Chapter 11 of the U.S. Bankruptcy Code during 2009. SuperMedia and Dex One accounted for $2.8 million and $1.1 million of revenue, respectively, for the year ended December 31, 2009. We did not recognize an aggregate of $1.6 million in revenue related to services delivered to SuperMedia and Dex One for the year ended December 31, 2009 in light of collectability considerations and we did not recognize such amounts in 2010 based on the terms of their plans of reorganization.

Cash provided by investing activities for the year ended December 31, 2010 of approximately $3.2 million was primarily attributable to proceeds from the sales of intangible assets of approximately $6.8 million which were primarily offset by net purchases for property and equipment of $3.4 million. Cash provided by investing activities for the year ended December 31, 2009 of approximately $2.5 million was primarily attributable to proceeds from the sales of intangible assets of approximately $4.9 million primarily offset by net purchases for property and equipment of $2.4 million. Cash provided by investing activities for the year ended December 31, 2008 of approximately $782,000 was primarily attributable to proceeds from the sales of intangible assets of approximately $4.4 million offset by net purchases for property and equipment of $3.3 million, and purchases for Internet domain names or websites of approximately $208,000 and payments for the Marchex Voice Services acquisition of approximately $128,000.

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

Cash used in financing activities for the year ended December 31, 2010 of approximately $8.9 million was primarily attributable to the repurchase of 1.2 million shares of Class B common stock for treasury stock totaling approximately $6.5 million and common stock dividend payments of $2.8 million offset by net proceeds of approximately $399,000 from the sale of stock through employee stock options and employee stock plan purchases and $36,000 of excess tax benefits related to stock options. Cash used in financing activities for the year ended December 31, 2009 of approximately $13.5 million was primarily attributable to the repurchase of 2.8 million shares of Class B common stock for treasury stock totaling approximately $10.7 million, and common stock dividend payments of $2.9 million, partially offset by net proceeds of approximately $131,000 from the sale of stock through employee stock options and employee stock plan purchases and $69,000 of excess tax benefits related to stock options. Cash used in financing activities for the year ended December 31, 2008 of approximately $36.3 million was primarily attributable to the repurchase of 3.8 million shares of Class B common stock for treasury stock and 6,000 shares of preferred stock totaling approximately $32.6 million and $1.4 million, respectively, and common stock and preferred dividend payments of $3.2 million, partially offset by net proceeds of approximately $1.0 million from the sale of stock through employee stock options, employee stock purchases and the issuance of restricted stock to employees and $61,000 of excess tax benefit related to stock options.

The following table summarizes our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$14,921,817	$1,557,470	$3,863,814	$4,324,201	$5,176,332
Other contractual obligations	3,668,420	$2,254,266	1,414,154	—	—

Total contractual obligations (1), (2),(3),(4)	$18,590,237	$3,811,736	$5,277,968	$4,324,201	$5,176,332

(1)

In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.

(2)	Our tax contingencies of approximately $546,000 are not included due to their uncertainty.
(3)

In May 2010, we entered into a lease agreement for office facilities in New York, New York which commenced in the second quarter of 2010 and expires in March 2018. Future minimum payments related to these new facilities are approximately as follows: $209,000 in 2011, $243,000 in 2012, $249,000 in 2013, $273,000 in 2014, $295,000 in 2005, and $682,000 in aggregate thereafter.

(4)

In December 2010, we entered into an amendment to our lease agreement from June 2009 for additional office space in Seattle, Washington, which commenced in December 2010 and expires in March 2018. Future minimum payments related to this additional office space are approximately as follows: $144,000 in 2011, $225,000 in 2012, $275,000 in 2013, $283,000 in 2014, $292,000 in 2015, and $688,000 in aggregate thereafter.

During 2009 and 2010, we paid approximately $12,000 and $116,000, respectively, for the purchase of additional Internet domains or websites. In the near term, we do not expect significant cash outlays for Internet domains although we do expect some outlays as we expect to continue acquiring Internet domains or websites in the normal course of business as we grow our proprietary network of websites.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of December 31, 2010, we had $30 million of availability under the credit agreement. During the first quarter of 2011, we signed an amendment to the credit agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. In February 2008, our Board of Directors authorized an increase in the share repurchase program to provide for the repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. In August 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In December 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 7 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In February 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In December 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This share repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2009 and 2010, approximately 2.8 million and 1.2 million shares of Class B common stock, respectively, were repurchased under the share purchase program. In 2011, we have repurchased approximately 13,000 shares of Class B common stock to date.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2009, quarterly dividends were paid on February 17, May 15, August 17 and November 16 to Class A and Class B common stockholders of record as of the close of business of February 6, May 4, August 7 and November 6, respectively. Total dividends paid in 2009 were approximately $2.9 million. For 2010, quarterly dividends were paid on February 15, May 17, August 16 and November 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 5, August 6 and November 5, respectively. Total dividends paid in 2010 were approximately $2.8 million. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.8 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors.

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

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;

•	Goodwill and intangible assets;

•	Stock-based compensation;

•	Allowance for doubtful accounts and advertiser credits; and

•	Provision for income taxes.

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach local consumers across online, mobile and offline sources. The primary revenue driver has been performance-based advertising, which includes pay-for-call advertising, pay-per-click advertising, cost-per-action services and historically feed management and related services. For pay-for-call, pay-per-click advertising, and feed management and related services, revenue is recognized upon delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listing which occurs when an mobile, online, or offline user makes a call or clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our websites or a third-party website in our distribution network to an advertiser website and completes the specified action. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes mobile, search engines and applications, directories, product shopping engines, third-party vertical and branded websites, offline sources, and our portfolio of owned websites, on which we include our advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per phone call or click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC 605, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

We apply FASB ASC 605 to account for revenue arrangements with multiple deliverables. FASB ASC 605 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

We apply the provisions of FASB ASC 350 Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360.

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

No impairment of our goodwill and other intangible assets have been identified in 2010. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

Any future additional impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Stock-Based Compensation

FASB ASC 718 requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock issuances, and restricted stock units based on estimated fair values. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate, and therefore only recognize compensation cost for those shares expected to vest over the requisite service period.

We generally use the Black-Scholes option pricing model as our method of valuation for stock-based awards with time-based vesting. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. For stock-based awards with time-based vesting, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

During 2010, we issued equity awards of stock options and restricted stock units in three separate tranches that have vesting based on a combination of certain service and market conditions. For equity awards with vesting based on a combination of certain service and market conditions, we factor an estimated probability of achieving certain service and market conditions and recognize compensation cost over the requisite service period of the award. We used a binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche.

Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards, the use of the Black-Scholes option pricing model, and the use of the binomial lattice model and a Monte Carlo simulation are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 7 (c)—“Stock Option Plan” in the consolidated financial statements for additional information.

Allowance for Doubtful Accounts and Advertiser Credits

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the our tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.

As of December 31, 2010, we have net deferred tax assets of $51.6 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of December 31, 2010, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $3.8 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2010, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2009 and 2010, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009–No. 13 Multiple-Deliverable Revenue Arrangements, which amends FASB ASC 605 Revenue Recognition. This provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to and plans to adopt the provisions of this update beginning in the first quarter of 2011. The Company adopted the provisions of this update beginning in the first quarter of 2011 and the Company does not expect this new guidance to have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted the requirements of FASB ASC 260, which addresses whether instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting and would need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the two-class method required, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. This adoption required all prior-period earnings per share data to be adjusted retrospectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions. During the years ended December 31, 2009 and 2010, the effects of changes in interest rates on the fair market value of our investments and our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited Marchex, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marchex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Marchex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 14, 2011

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2009	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$33,638,002	$37,328,052
Accounts receivable, net	14,783,429	20,213,886
Prepaid expenses and other current assets	3,463,430	3,567,504
Refundable taxes	5,380,029	3,248,908
Deferred tax assets	950,477	868,629

Total current assets	58,215,367	65,226,979
Property and equipment, net	5,051,717	4,709,907
Deferred tax assets	52,690,910	50,768,525
Intangibles and other assets, net	3,667,398	2,070,217
Goodwill	35,438,289	35,337,428
Intangible assets from acquisitions, net	4,309,478	1,576,687

Total assets	$159,373,159	$159,689,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,763,090	$11,165,616
Accrued expenses and other current liabilities	6,158,966	5,106,021
Deferred revenue	2,020,728	1,649,851

Total current liabilities	16,942,784	17,921,488
Other non-current liabilities	1,005,444	2,076,332

Total liabilities	17,948,228	19,997,820

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value. Authorized 137,500,000 shares;
Class A: 12,500,000 shares authorized; 11,131,716 and 10,869,216 shares issued and outstanding, respectively, at December 31, 2009; 10,500,632 and 10,238,132 shares issued and outstanding, respectively, at December 31, 2010	111,317	105,006
Class B: 125,000,000 shares authorized; 25,193,875 and 24,499,205 shares issued and outstanding, respectively, at December 31, 2009, including 2,541,802 of restricted stock at December 31, 2009; and 25,480,181 and 25,256,908 shares issued and outstanding, respectively, at December 31, 2010, including 3,213,750 of restricted stock at December 31, 2010	251,939	254,802
Treasury stock	(3,204,884)	(1,360,238)
Additional paid-in capital	281,952,605	281,421,696
Accumulated deficit	(137,686,046)	(140,729,343)

Total stockholders’ equity	141,424,931	139,691,923

Total liabilities and stockholders’ equity	$159,373,159	$159,689,743

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2008	2009	2010
Revenue	$146,374,922	$93,261,201	$97,565,607

Expenses:
Service costs (1)	66,022,359	47,632,864	57,557,213
Sales and marketing (1)	31,951,963	17,890,196	13,530,198
Product development (1)	17,485,518	14,477,906	16,804,032
General and administrative (1)	19,652,781	16,049,461	17,506,440
Amortization of intangible assets from acquisitions (2)	13,957,728	5,492,850	2,728,493

Total operating expenses	149,070,349	101,543,277	108,126,376
Impairment of goodwill	(169,299,000)	—	—
Impairment of intangible assets	(7,424,706)	—	—
Gain on sales and disposals of intangible assets, net	4,133,082	4,711,845	6,771,888

Loss from operations	(175,286,051)	(3,570,231)	(3,788,881)
Other income (expense):
Interest income	673,671	60,443	76,162
Interest and line of credit expense	(90,868)	(98,539)	(107,209)
Other	893,263	21,533	159,642

Total other income (expense)	1,476,066	(16,563)	128,595

Loss before provision for income taxes	(173,809,985)	(3,586,794)	(3,660,286)
Income tax benefit	(45,946,357)	(1,524,790)	(616,989)

Net loss	(127,863,628)	(2,062,004)	(3,043,297)
Convertible preferred stock dividends, conversion payment and premium on preferred stock redemption, net	(39,738)	—	—
Dividends paid to participating securities	(228,517)	(187,455)	(198,514)

Net loss applicable to common stockholders	$(128,131,883)	$(2,249,459)	$(3,241,811)

Basic and diluted net loss per share applicable to Class A and Class B common stockholders	$(3.52)	$(0.07)	$(0.10)
Dividends paid per share	$0.08	$0.08	$0.08
Shares used to calculate basic net loss per share applicable to common stockholders
Class A	10,963,724	10,884,257	10,660,607
Class B	25,468,281	22,829,994	21,992,914
Shares used to calculate diluted net loss per share applicable to common stockholders
Class A	10,963,724	10,884,257	10,660,607
Class B	36,432,005	33,714,251	32,653,521

(1) Excludes amortization of intangible assets from acquisitions.
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$12,519,723	$5,448,406	$2,728,493
Sales and marketing	1,170,860	—	—
General and administrative	267,145	44,444	—

Total	$13,957,728	$5,492,850	$2,728,493

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Convertible preferred stock		Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2007	6,024	$1,446,649	11,109,216	$113,717	32,106,016	$321,061	(2,289,659)	$(22,116,275)	$329,835,529	$(7,712,206)	$301,888,475

Issuance of common stock upon exercise of stock options	—	—	—	—	164,378	1,643	—	—	953,678	—	955,321
Income tax benefits of option exercises	—	—	—	—	—	—	—	—	266,470	—	266,470
Issuance of common stock under employee stock purchase plan	—	—	—	—	5,706	57	—	—	46,878	—	46,935
Issuance of restricted stock to employees	—	—	—	—	167,300	1,673	—	—	—	—	1,673
Repurchase of preferred stock	(6,024)	(1,446,649)	—	—	—	—	—	—	(468)	—	(1,447,117)
Repurchase of Class B common stock	—	—	—	—	—	—	(3,798,086)	(32,583,955)	—	—	(32,583,955)
Conversion of Class A common stock to Class B common stock	—	—	(150,000)	(1,500)	150,000	1,500	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	—	—	(411,807)	(4,118)	—	—	(4,118)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	—	—	11,282,552	—	11,282,552
Retirement of treasury stock	—	—	—	—	(3,919,836)	(39,198)	3,919,836	39,311,427	(39,272,229)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(127,863,628)	(127,863,628)
Common stock cash dividends	—	—	—	—	—	—	—	—	(3,186,648)	—	(3,186,648)
Convertible preferred stock dividends paid	—	—	—	—	—	—	—	—	—	(48,208)	(48,208)

Balances at December 31, 2008	—	$—	10,959,216	$112,217	28,673,564	$286,736	(2,579,716)	$(15,392,921)	$299,925,762	$(135,624,042)	$149,307,752

Issuance of common stock upon exercise of stock options	—	—	—	—	36,600	366	—	—	81,309	—	81,675
Income tax shortfall of option exercises and restricted stock vesting, net	—	—	—	—	—	—	—	—	(1,841,031)	—	(1,841,031)
Issuance of common stock under employee stock purchase plan	—	—	—	—	10,638	106	—	—	38,967	—	39,073
Issuance of restricted stock to employees	—	—	—	—	1,178,100	11,781	—	—	—	—	11,781
Repurchase of Class B common stock	—	—	—	—	—	—	(2,752,293)	(10,721,348)	—	—	(10,721,348)
Conversion of Class A common stock to Class B common stock	—	—	(90,000)	(900)	90,000	900	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	—	—	(157,688)	(1,577)	—	—	(1,577)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	—	—	9,512,844	—	9,512,844
Retirement of treasury stock	—	—	—	—	(4,795,027)	(47,950)	4,795,027	22,910,962	(22,863,012)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,062,004)	(2,062,004)
Common stock cash dividends	—	—	—	—	—	—	—	—	(2,902,234)	—	(2,902,234)

Balances at December 31, 2009	—	$—	10,869,216	$111,317	25,193,875	$251,939	(694,670)	$(3,204,884)	$281,952,605	$(137,686,046)	$141,424,931

Issuance of common stock upon exercise of stock options	—	—	—	—	81,974	820	—	—	371,387	—	372,207
Income tax shortfall of option exercises and restricted stock vesting, net	—	—	—	—	—	—	—	—	(536,787)	—	(536,787)
Issuance of common stock under employee stock purchase plan	—	—	—	—	3,304	33	—	—	17,165	—	17,198
Issuance of restricted stock to employees	—	—	—	—	1,358,000	13,580	—	—	—	—	13,580
Repurchase of Class B common stock	—	—	—	—	—	—	(1,234,409)	(6,534,158)	—	—	(6,534,158)
Conversion of Class A common stock to Class B common stock	—	—	(631,084)	(6,311)	631,084	6,311	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	—	—	(82,250)	(822)	—	—	(822)
Stock compensation from options and restricted stock, net of estimated for feitures	—	—	—	—	—	—	—	—	10,794,969	—	10,794,969
Retirement of treasury stock	—	—	—	—	(1,788,056)	(17,881)	1,788,056	8,379,626	(8,361,745)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(3,043,297)	(3,043,297)
Common stock cash dividends	—	—	—	—	—	—	—	—	(2,815,898)	—	(2,815,898)

Balances at December 31, 2010	—	$—	10,238,132	$105,006	25,480,181	$254,802	(223,273)	$(1,360,238)	$281,421,696	$(140,729,343)	$139,691,923

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2009	2010
Net loss	$(127,863,628)	$(2,062,004)	$(3,043,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	23,498,899	11,703,791	7,693,840
Impairment of goodwill	169,299,000	—	—
Impairment of intangible assets	7,424,706	—	—
Facility relocation recoveries	(16,012)	—	—
Leasehold improvement incentive	—	—	779,100
Gain on sales of fixed assets, net	(2,048)	(9,057)	(1,614)
Gain on sales and disposals of intangible assets, net	(4,133,082)	(4,711,845)	(6,771,888)
Allowance for doubtful accounts and advertiser credits	2,663,639	975,417	1,348,009
Stock-based compensation	11,350,577	9,597,332	10,831,848
Deferred income taxes	(49,558,320)	4,231,713	2,004,233
Excess tax benefit related to stock options	(60,857)	(68,827)	(36,104)
Change in certain assets and liabilities:
Accounts receivable, net	(6,090,544)	5,975,445	(6,778,466)
Refundable taxes	(1,060,079)	(3,678,280)	1,631,475
Prepaid expenses, other current assets and restricted cash	(1,807,921)	327,371	(987,664)
Accounts payable	850,355	(3,659,208)	2,486,325
Accrued expenses and other current liabilities	2,712,431	(1,267,415)	(320,441)
Deferred revenue	(655,785)	(235,982)	(307,158)
Other non-current liabilities	(28,448)	28,809	859,566

Net cash provided by operating activities	26,522,883	17,147,260	9,387,764
Purchases of property and equipment	(3,284,914)	(2,383,063)	(3,441,256)
Cash paid for acquisitions	(127,522)	—	—
Proceeds from sales of property and equipment	38,043	9,057	1,616
Proceeds from sales of intangible assets	4,364,608	4,921,277	6,779,213
Purchases of intangibles and changes in other non-current assets	(208,052)	(12,141)	(115,989)

Net cash provided by investing activities	782,163	2,535,130	3,223,584
Deferred financing costs paid	(89,955)	—	—
Capital lease obligation principal payments	(47,741)	(38,981)	(6,162)
Excess tax benefit related to stock options	60,857	68,827	36,104
Preferred stock dividends and conversion payment	(48,208)	—	—
Repurchase of redeemable preferred stock	(1,447,117)	—	—
Repurchase of Class B common stock for treasury stock	(32,583,955)	(10,721,348)	(6,534,158)
Common stock dividends payments	(3,186,650)	(2,902,234)	(2,815,898)
Proceeds from exercises of stock options	951,204	80,098	372,207
Proceeds from issuance of restricted stock to employees	1,673	11,781	9,411
Proceeds from employee stock purchase plan	46,935	39,073	17,198

Net cash used in financing activities	(36,342,957)	(13,462,784)	(8,921,298)

Net increase (decrease) in cash and cash equivalents	(9,037,911)	6,219,606	3,690,050
Cash and cash equivalents at beginning of period	36,456,307	27,418,396	33,638,002

Cash and cash equivalents at end of period	$27,418,396	$33,638,002	$37,328,052

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	4,782,041	(2,106,982)	(4,335,928)
Cash paid during the period for interest	49,201	68,540	77,210
Supplemental disclosure of non-cash investing and financing activities:
Acquisition and offering costs recorded in accounts payable and accrued expenses	31,148	—	—
Property and equipment acquired in accounts payable and accrued expenses	56,698	801,465	53,914
Leasehold improvement incentive recorded in other current assets and other non-current liabilities	—	779,100	211,320

See accompanying notes to consolidated financial statements

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a call advertising and small business marketing company. The Company delivers call and click-based advertising products and services to tens of thousands of advertisers, ranging from small businesses to the Fortune 500 companies.

The consolidated financial statements include the accounts of Marchex and its wholly-owned subsidiaries. Certain reclassifications have been made to the consolidated financial statements in the prior years to conform to the current year presentation.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase and proceeds in-transit from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Cash and cash equivalents totaled approximately $33.6 million and $37.3 million at December 31, 2009 and 2010, respectively. Cash equivalents consist primarily of money market funds.

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2009 and 2010: cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

The allowance for doubtful account activity for the periods indicated is as follows:

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2008	$465,283	$538,158	$186,475	$816,966
December 31, 2009	816,966	58,562	409,028	466,500
December 31, 2010	466,500	343,391	353,241	456,650

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

The allowance for advertiser credits activity for the periods indicated is as follows:

	Balance at beginning of period	Additions charged against revenue	Credits processed	Balance at end of period
December 31, 2008	$214,877	$2,125,480	$1,854,120	$486,237
December 31, 2009	486,237	916,853	939,280	463,810
December 31, 2010	463,810	1,004,618	829,575	638,853

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

The Company applies the provisions of FASB ASC 350. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(h) Revenue Recognition

The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2008	2009	2010
Partner and Other Revenue Sources	$77,284,284	$61,698,440	$71,536,906
Proprietary Traffic Sources	69,090,638	31,562,761	26,028,701

Total Revenue	$146,374,922	$93,261,201	$97,565,607

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes mobile and online search engines and applications, directories, destination sites, shopping engines, third-party Internet domains or websites, other targeted Web-based content, and offline sources. The Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their mobile, online, offline and other user traffic. Other revenues include the Company’s call provisioning and call tracking services, presence management services, campaign management services and natural search optimization services.

The Company’s proprietary traffic revenues are generated from the Company’s portfolio of owned websites which are monetized with pay-for-call or pay-per-click listings that are relevant to the websites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of the Company’s owned and operated websites and calls or clicks on a particular listing or completes the specified action, the Company receives a fee.

The Company’s primary sources of revenue are the performance-based advertising services, which include pay-for-call services, pay-per-click services, cost-per-action services and historically feed management and related services. These primary sources amounted to greater than 78% of revenue for the years ended December 31, 2008, 2009 and 2010. The secondary sources of revenue are campaign management services, natural search optimization services, and outsourced search marketing platforms. These secondary sources amounted to less than 22% of revenue for the years ended December 31, 2008, 2009 and 2010. The Company has no barter transactions.

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

In providing call advertising services and pay-per-click advertising, the Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each phone call or click-through, which occurs when an online user makes a phone call or clicks on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within the Company’s distribution network, which includes mobile and online search

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

engines and applications, directories, destination sites, shopping engines, third-party Internet domains or websites, the Company’s portfolio of owned websites and other targeted Web-based, and offline content. The Company also generates revenue from cost-per-action services, which occurs when the online user is redirected from one of the Company’s websites or a third-party website in our distribution network to an advertiser website and completes the specified action.

The Company generates revenue from reseller partners and publishers utilizing its web-based technologies. The Company is paid a management or agency fee based on the total amount of the purchase made by the advertiser. The reseller partners or publishers engage the advertisers and are the primary obligor, and the Company, in certain instances, is only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. The Company recognizes revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay the Company a fee for fulfilling an advertiser’s campaign in its distribution network and the Company acts as the primary obligor. The Company recognizes revenue for these fees under the gross revenue recognition method.

In providing pay-per-click contextual targeting services, advertisers purchase keywords or keyword strings, based on an amount they choose for a targeted placement on vertically-focused websites or specific pages of a website that are specific to their products or services and their marketing objectives. The contextual results distributed by our services are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the advertisement and the relevance of the advertisement, which is dictated by historical click-through rates. Advertisers pay the Company when a click-through occurs on their advertisement.

Historically, in providing feed management services, advertisers paid for their Web pages and product databases to be crawled, or searched, and included in search engine, directory and product shopping engine results within the Company’s distribution network. Generally, the feed management listings were presented in a different section of the Web page than the pay-per-click listings. For this service, revenue was generated when an online user clicks on a feed management listing from search engine, directory or product shopping engine results. Each click-through on an advertisement listing represented a completed transaction for which the advertiser paid for on a per-click basis. The placement of a feed management result was largely determined by its relevancy, as determined by the distribution partner. Yahoo! discontinued its feed management service relationship with the Company effective December 31, 2009 as a result of its recently announced partnership with Microsoft. Accordingly, the Company discontinued its feed management and related service offerings as of that date.

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

The Company enters into agreements with various distribution partners to provide distribution for pay-for-call and pay-per-click advertisement listings which contain call tracking numbers and/or URL strings of our advertisers. The Company generally pays distribution partners based on a percentage of revenue or a fixed amount per phone call or click-through on these listings. The Company acts as the primary obligor with the advertiser for revenue click-through transactions and is responsible for the fulfillment of services.

In accordance with FASB ASC 605, the revenue derived from advertisers is reported gross based upon the amounts received from the advertiser. The Company also recognizes revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, the Company purchases listings on behalf of advertisers from mobile sources, search engines and applications, directories, other Web-based content providers and offline sources. The Company is paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, the advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and the Company is paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

The Company applies FASB ASC 605 to account for revenue arrangements with multiple deliverables. FASB ASC 605 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria, as described above, for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

(j) Service Costs

The largest component of the Company’s service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their mobile, online, and offline user traffic. The Company enters into agreements of varying durations with distribution partners that integrate the Company’s services into their websites and indexes. The primary payment structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per phone call or click-through. Other payment structures that to a lesser degree exist include: 1) fixed payments, based on a guaranteed minimum amount of usage delivered, 2) variable payments based on a specified metric, such as number of paid click-throughs, and 3) a combination arrangement with both fixed and variable amounts that may be paid in advance.

The Company expenses user acquisition costs based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments with minimum guaranteed amounts of usage are expensed as the greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share. Agreements with variable payments based on a percentage of revenue, number of paid phone calls or click-throughs or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and search marketing services, maintaining the Company’s websites, credit card processing fees, network costs and fees paid to outside service providers that provide the Company’s paid listings and customer services. Customer service and other costs associated with serving the Company’s search results and maintaining the Company’s websites include depreciation of websites, network equipment and internally developed software, co-location charges of the Company’s website equipment, bandwidth, software license fees, salaries of related personnel, stock-based compensation and amortization of intangible assets. Other service costs include license fees, the amortization of the purchase cost of domain names, the costs incurred for the renewal of the domain name registration and telecommunication costs, including the use of telephone numbers for providing call-based advertising services.

(k) Advertising Expenses

Advertising costs are expensed as incurred and include Internet-based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing. Internet-based advertising is concentrated primarily with four providers. The amounts for online and related outside marketing activities were approximately $21.8 million, $8.1 million and $3.8 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

Product development costs are expensed as incurred or capitalized into property and equipment in accordance with FASB ASC 350. FASB ASC 350 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

(m) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(n) Stock-Based Compensation

The Company follows FASB ASC 718 and accounts for stock-based compensation for employees and non-employees under the fair value method. As a result, stock-based compensation consists of the following:

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

(o) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for advertiser credits, useful lives for property and equipment, intangible assets, the fair-value of the Company’s common stock and stock option awards, the impairment of goodwill and intangible assets and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

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

There were no distribution partners representing more than 10% of consolidated revenue for the years ended December 31, 2008, 2009 and 2010.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Years ended December 31,
	2008	2009	2010
Advertiser A	11%	11%	*
Advertiser B	14%	22%	23%
Advertiser C	11%	*	*
Advertiser D	13%	11%	*

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Advertiser A, B, and C are also distribution partners.

*	Less than 10% of revenue.

The outstanding receivable balance for each advertiser representing more than 10% of consolidated accounts receivable is as follows:

	At December 31,
	2009	2010
Advertiser A	11%	*
Advertiser B	43%	40%
Advertiser E	*	11%

*	Less than 10% of accounts receivable.

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

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various activities involving the Internet and mobile devices.

Revenues by geographic region are as follows (in percentages):

	Years ended December 31,
	2008	2009	2010
United States	98%	98%	96%
Canada	1%	1%	4%
Other countries	1%	1%	*

	100%	100%	100%

*	Less than 1% of revenue

(r) Net Loss Per Share

The Company computes net loss per share of Class A and Class B common stock using the two class method. Under the provisions of the two class method, basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss applicable to common stockholder by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net loss per share of Class B common stock assumes the conversion of Class A common stock to Class B common stock, while the diluted net loss per share of Class A common stock does not assume the conversion of those shares.

In accordance with the two class method, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The Company adopted certain new provisions within FASB ASC 260 that became effective for the Company on January 1, 2009. Under these provisions, instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting. As such, the Company’s restricted stock awards are considered participating securities for purposes of calculating earnings per share. Under the two class method, dividends paid on unvested restricted stock are allocated to these participating securities and therefore impacts the calculation of amounts allocated to common stock. The adoption of FASB ASC 260 increased the basic and fully diluted net loss per common share for the year ended December 31, 2008 to $3.52 from $3.51. The following table calculates net loss to net loss applicable to common stockholders used to compute basic net loss per share for the periods ended:

	Years ended December 31,
	2008		2009		2010
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(38,547,628)	$(89,316,000)	$(726,212)	$(1,335,792)	$(1,058,375)	$(1,984,922)
Dividends paid to participating securities	—	(228,517)	—	(187,455)	—	(198,514)
Convertible preferred stock dividends and conversion payment	(11,803)	(27,460)	—	—	—	—
Premium on redemption of preferred stock	(143)	(332)	—	—	—	—

Net loss applicable to common stockholders	$(38,559,574)	$(89,572,309)	$(726,212)	$(1,523,247)	$(1,058,375)	$(2,183,436)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,963,724	25,468,281	10,884,257	22,829,994	10,660,607	21,992,914

Basic net loss per share applicable to common stockholders	$(3.52)	$(3.52)	$(0.07)	$(0.07)	$(0.10)	$(0.10)

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table calculates net loss to diluted net loss applicable to common stockholders used to compute diluted net loss per share for the periods ended:

	Years ended December 31,
	2008		2009		2010
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(38,547,628)	$(89,316,000)	$(726,212)	$(1,335,792)	$(1,058,375)	$(1,984,922)
Dividends paid to participating securities	—	(228,517)	—	(187,455)	—	(198,514)
Convertible preferred stock dividends and conversion payment	(11,803)	(27,460)	—	—	—	—
Premium on redemption of preferred stock	(143)	(332)	—	—	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares		(38,559,574)	—	(726,212)	—	(1,058,375)

Net loss applicable to common stockholders	$(38,559,574)	$(128,131,883)	$(726,212)	$(2,249,459)	$(1,058,375)	$(3,241,811)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	10,963,724	25,468,281	10,884,257	22,829,994	10,660,607	21,992,914
Conversion of Class A to Class B common shares outstanding	—	10,963,724	—	10,884,257	—	10,660,607

Weighted average number of shares outstanding used to calculate diluted net loss per share	10,963,724	36,432,005	10,884,257	33,714,251	10,660,607	32,653,521

Diluted net loss per share applicable to common stockholders	$(3.52)	$(3.52)	$(0.07)	$(0.07)	$(0.10)	$(0.10)

For the year ended December 31, 2008, the net loss applicable to common stockholders used in computing basic and diluted net loss per share applicable to common stockholders included preferred stock dividends and the premium on the redemption of 6,000 shares of the Company’s 4.75% convertible exchangeable preferred stock of $40,000. The diluted net loss applicable to common stockholders included the premium on the preferred stock redemption and the convertible stock dividends paid during the year on the redeemed shares. The premium on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $240 per share (plus commissions) paid by the Company to the preferred stockholders. Total cash consideration paid to the preferred stockholders was approximately $1.4 million. The weighted average number of shares to calculate the diluted net loss per share excludes the weighted average number of shares from the assumed conversion of the redeemed preferred stock. There was no preferred stock outstanding in 2009 and 2010.

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive:

•	For the years ended December 31, 2008 and 2009, outstanding options to acquire 4,517,154 and 4,701,151 respectively, of Class B common stock with a weighted average exercise price of $12.21 and

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

$9.59. For the year ended December 31, 2010, outstanding options to acquire 6,410,589 of Class B common stock with weighted average exercise price of $8.48 which includes 765,000 stock options with vesting based on meeting certain service and market conditions. These stock options were also excluded from the denominator of the computation of basic net loss per share.

•	For the year ended December 31, 2008, warrants to acquire 6,500 shares of Class B common stock at an exercise price equal to $8.45 per share.

•

For the years ended December 31, 2008, 2009 and 2010, 2,348,968, 2,541,802 and 3,213,750 shares, respectively, of unvested Class B restricted common shares issued to employees and in connection with acquisitions. These shares were for future services that vest over periods ranging from two to six years. Additionally, these unvested shares were excluded from the computation of basic net loss per share.

•

For the year ended December 31, 2010, 255,000 restricted stock units with vesting based on meeting certain service and market conditions. These restricted stock units were also excluded from the denominator of the computation of basic net loss per share.

(s) Guarantees

FASB ASC 460 provides accounting guidance surrounding liability recognition and disclosure requirements related to guarantees. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC 460 except for standard indemnification provisions that are contained within many of the Company’s advertiser and distribution partner agreements, and give rise only to the disclosure requirements prescribed by FASB ASC 460.

In certain agreements, the Company has agreed to indemnification provisions of varying scope and terms with advertisers, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company and intellectual property infringement claims made by third parties. As a result of these provisions, the Company may from time to time provide certain levels of financial support to contract parties to seek to minimize the impact of any associated litigation in which they may be involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefore have been recorded in the accompanying consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification provisions could be material.

(t) Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009–No. 13 Multiple-Deliverable Revenue Arrangements, which amends FASB ASC 605 Revenue Recognition. This provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the provisions of this update beginning in the first quarter of 2011 and the Company does not expect this new guidance to have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted the requirements of FASB ASC 260, which addresses whether instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting and would

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the two-class method required, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. This adoption required all prior-period earnings per share data to be adjusted retrospectively.

(2) Related Party Transactions

During the year ended December 31, 2010, a member of the Company’s board of directors entered into a consulting agreement with an advertiser of the Company. The majority of the Company’s revenue from the advertiser was derived from our feed management services which were discontinued as of December 31, 2009. The amounts related to this advertiser follow:

	Year ended December 31,
	2008	2009	2010
Revenue	$458,112	$327,431	$26,286

		At December 31, 2009	At December 31, 2010
Accounts Receivable		$18,387	$—

(3) Property and Equipment

Property and equipment consisted of the following:

	Years ended December 31,
	2009 (1)	2010 (1)
Computer and other related equipment	$9,169,886	$10,709,539
Purchased and internally developed software	6,436,820	6,202,642
Furniture and fixtures	936,170	1,129,410
Leasehold improvements	1,210,415	1,665,030

	$17,753,291	$19,706,621
Less: accumulated depreciation and amortization	(12,701,574)	(14,996,714)

Property and equipment, net	$5,051,717	$4,709,907

(1)	Excludes the original cost and accumulated depreciation of fully-depreciated fixed assets which were $6.7 million and $10.8 million at December 31, 2009 and 2010, respectively.

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had no internally developed software costs that had not commenced amortization as of December 31, 2009 and 2010, respectively.

Depreciation and amortization expense incurred by the Company was approximately $4.3 million, $3.6 million and $3.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.

(4) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement matures and all outstanding borrowings are

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

due in April 2011. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the years ended December 31, 2009 and 2010, the Company had no borrowings under the Credit Agreement. During the first quarter of 2011, the Company signed an amendment to the Credit Agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points.

(5) Commitments

The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2018. Certain of these lease agreements have free or escalating rent payment provisions or fund certain leasehold improvement which the Company accounts as a lease incentive. The Company recognizes rent expense under such agreements on a straight-line basis over the lease term with any lease incentive amortized as a reduction of rent expense over the lease term. The Company also has other contractual obligations expiring over varying time periods through 2013. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other outside service providers.

Future minimum payments are approximately as follows:

	Facilities operating leases	Other contractual obligations	Total
2011	$1,557,470	$2,254,266	$3,811,736
2012	1,818,945	1,238,804	3,057,749
2013	2,044,869	175,350	2,220,219
2014	2,123,395	—	2,123,395
2015	2,200,806	—	2,200,806
2016 and after	5,176,332	—	5,176,332

Total minimum payments	$14,921,817	$3,668,420	$18,590,237

In June 2009, the Company entered into a lease agreement for office facilities in Seattle, Washington which commenced in the fourth quarter of 2009 and expires on March 31, 2018. In the third quarter of 2010, the lessor paid $779,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term.

In May 2010, the Company entered into a lease agreement for office facilities in New York, New York which commenced in the second quarter of 2010 and expires in March 2018. Future minimum payments related to these new facilities are approximately as follows: $209,000 in 2011, $243,000 in 2012, $249,000 in 2013, $273,000 in 2014, $295,000 in 2015 and $682,000 in aggregate thereafter.

In December 2010, the Company entered into an amendment to the lease agreement from June 2009 for additional office space in Seattle, Washington, which commenced in December 2010 and expires in March 2018. Future minimum payments related to this additional office space are approximately as follows: $144,000 in 2011, $225,000 in 2012, $275,000 in 2013, $283,000 in 2014, $292,000 in 2015, and $688,000 in aggregate thereafter.

Rent expense incurred by the Company was approximately $1.5 million, $1.7 million and $1.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.

(6) Income Taxes

The components of loss before provision for income taxes consist of the following:

	Years ended December 31,
	2008	2009	2010
United States	$(173,650,589)	$(3,449,176)	$(3,518,531)
Foreign	(159,396)	(137,618)	(141,755)

Loss before provision for income taxes	$(173,809,985)	$(3,586,794)	$(3,660,286)

The provision (benefit) for income taxes for the Company consists of the following:

	Years ended December 31,
	2008	2009	2010
Current provision (benefit)
Federal	$3,203,758	$(3,979,634)	$(2,167,588)
State	101,514	9,800	46,000
Deferred provision (benefit)
Federal	(49,321,340)	4,197,961	2,004,233
State	(218,681)	—	—
Foreign	(18,370)	33,752	—
Tax expense (benefit) of equity adjustment for stock option exercises and restricted stock vesting	200,809	(1,888,234)	(605,212)
Other	105,953	101,565	105,578

Total income tax benefit	$(45,946,357)	$(1,524,790)	$(616,989)

Income tax benefit differed from the amounts computed by applying the U.S. federal income tax rates of 35%, 34% and 34% for 2008, 2009, and 2010, respectively, to loss before provision for income taxes as a result of the following:

	Years ended December 31,
	2008	2009	2010
Income tax benefit at U.S. statutory rate	$(60,833,495)	$(1,219,509)	$(1,244,498)
State taxes, net of valuation allowance	11,136	(2,100)	30,360
Non-deductible stock compensation	1,026,200	624,000	757,000
Non-deductible goodwill impairment	13,599,863	—	—
Effect of non-U.S. operations, net of valuation allowance	(18,370)	80,542	48,197
Research tax credits	—	(1,333,026)	(239,785)
Other non-deductible expenses	268,309	325,303	31,737

Total income tax benefit	$(45,946,357)	$(1,524,790)	$(616,989)

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2009	2010
Deferred tax assets:
Accrued liabilities not currently deductible	$862,925	$1,384,032
Intangible assets-excess of financial statement over tax amortization	20,901,287	20,093,413
Goodwill impairment recognized on financial statements not tax basis	28,601,178	24,939,259
Stock-based compensation	3,701,742	4,890,405
State net operating losses	3,522,884	3,758,430
Research & experimental tax credits	—	323,015
Other	183,017	126,736

Gross deferred tax assets	57,773,033	55,515,290
Valuation allowance	(3,573,119)	(3,826,384)

Net deferred tax assets	54,199,914	51,688,906
Deferred tax liabilities:
Excess of tax over financial statement depreciation	558,527	51,752

Total deferred tax liabilities	558,527	51,752

Net deferred tax assets	$53,641,387	$51,637,154

At December 31, 2009 and 2010, the Company has certain tax effected state and foreign net operating loss carryforwards of approximately $3.6 million and $3.8 million, respectively. The Company does not have a history of taxable income in the relevant jurisdiction and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Therefore, the Company has recorded a 100% valuation allowance on the state and foreign net operating loss carryforwards as of December 31, 2008 and 2009. The change in the valuation allowance in 2010 was approximately $253,000.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Although realization is not assured, the Company believes it is more likely than not, based on its operating performance, deferred tax liabilities, projections of future taxable income and tax planning strategies, that the Company’s net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that the Company would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of the deferred tax assets have arisen due to deductions taken in the financial statements related to the impairment of goodwill and the amortization of intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, the Company expects to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

At December 31, 2009 and 2010, the Company had federal net operating loss carryforwards of approximately $1.7 million which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of net operating loss (NOL) and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

During the years ended December 31, 2008, 2009 and 2010, the Company recognized excess tax benefits (shortfall) on stock option exercises and restricted stock vesting of approximately $266,000, ($1.8) million, and $537,000, respectively, which were recorded to additional paid in capital.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. The Company adjusts these contingencies in light of changing facts and circumstances, such as the outcome of tax audits. Audits of the Company’s federal tax returns for 2005 through 2007, comprising approximately $282,000 of uncertain tax positions, are expected to be settled in 2011. Resolution of uncertain tax positions will impact our effective tax rate when settled. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. We did not have any uncertain positions prior to January 1, 2009.

The reconciliation of our tax contingencies is as follows:

December 31, 2010
Gross tax contingencies—January 1, 2009	$—
Gross increases to tax positions associated with prior periods	$408,185
Gross increases to current period tax positions	$54,815
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2009	$463,000
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$83,000
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2010	$546,000

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2006 are within the statue of limitations and are under examination or may be subject to examination.

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

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. In February 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 5 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In August and December 2008, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 6 and 7 million shares, respectively, in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In February 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 9 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In December 2009, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements,

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2008, the Company repurchased approximately 3.8 million shares of Class B common stock for $32.6 million under this repurchase program. During the year ended December 31, 2009, the Company repurchased approximately 2.8 million shares of Class B common stock for $10.7 million under this repurchase program. During the year ended December 31, 2010, the Company repurchased approximately 1.2 million shares of Class B common stock for $6.5 million under this repurchase program. In 2011, the Company has repurchased shares of Class B common stock for a total cash expenditure of approximately $122,000.

During the years ended December 31, 2009 and 2010, the Company’s board of directors authorized the retirement of 4.8 million and 1.8 million shares, respectively, of the Company’s Class B common stock, all of which had been repurchased by the Company and had been classified as treasury stock on the consolidated balance sheet before retirement.

During 2008, 2009 and 2010, the Company’s board of directors declared the following quarterly dividends on the Company’s Class A common stock and Class B common stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2008	$0.02	February 4, 2008	$822	February 15, 2008
April 2008	$0.02	May 2, 2008	$804	May 15, 2008
July 2008	$0.02	August 4, 2008	$792	August 15, 2008
October 2008	$0.02	November 6, 2008	$770	November 17, 2008
January 2009	$0.02	February 6, 2009	$741	February 17, 2009
April 2009	$0.02	May 4, 2009	$716	May 15, 2009
July 2009	$0.02	August 7, 2009	$724	August 17, 2009
October 2009	$0.02	November 6, 2009	$721	November 16, 2009
January 2010	$0.02	February 4, 2010	$706	February 15, 2010
April 2010	$0.02	May 5, 2010	$704	May 17, 2010
July 2010	$0.02	August 6, 2010	$705	August 16, 2010
October 2010	$0.02	November 5, 2010	$701	November 15, 2010

In January 2011, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on its Class A common stock and Class B common stock which was paid on February 15, 2011 to the holders of record as of the close of business on February 4, 2011. This quarterly dividend totaled approximately $710,000.

(b) Convertible Preferred Stock

During 2008, the Company’s board of directors declared the following quarterly dividends on the Company’s 4.75% convertible exchangeable preferred stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2008	$2.97	February 4, 2008	$16	February 15, 2008
April 2008	$2.97	May 2, 2008	$15	May 15, 2008
July 2008	$2.97	August 4, 2008	$12	August 15, 2008

In 2008, the Company repurchased the remaining 6,024 shares of preferred stock outstanding for a total cash expenditure of $1.4 million.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(c) Stock Option Plan

The Company’s stock incentive plan (the “Plan”) allows for grants of both stock option and restricted stock awards to employees, officers, non-employee directors, and consultants and such options may be designated as incentive or non-qualified stock options at the discretion of the Plan’s Administrative Committee. In May 2010, the Company’s Board of Directors approved an amendment to the Company’s 2003 Amended and Restated Stock Incentive Plan (the “Plan”) which provides for the grant of restricted stock units to eligible participants under the Plan. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock and provides for the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 8,000,000 shares. Annual increases are to be added on the first day of each fiscal year beginning on January 1, 2004 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company). As a result of this provision, the authorized number of shares available under this Plan was increased by 2,049,352 to 12,280,521 on January 1, 2008 and by 1,852,653 to 14,133,174 on January 1, 2009 and by 1,768,421 to 15,901,595 on January 1, 2010 and by 1,774,752 to 17,676,347 on January 1, 2011. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4 year period.

The Company did not grant any options with exercise prices less than the then current market value during 2008, 2009 and 2010.

The Company follows FASB ASC 718 and accounts for stock-based compensation for employees and non-employees under the fair value method and over the requisite service periods for the individual awards, which generally equals the vesting period. The vesting period of the stock-based award grants may be based on time or combination of time and market conditions. As a result, stock-based compensation consists of the following:

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

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations in accordance with SEC Accounting Bulletin No. 107, Share-based Payment. Stock-based compensation expense was included in the following operating expense categories as follows:

	Twelve months ended December 31,
	2008	2009	2010
Service costs	$493,023	$473,575	$804,946
Sales and marketing	1,681,815	1,400,470	799,088
Product development	1,664,467	591,892	1,014,458
General and administrative	7,511,272	7,131,395	8,213,356

Total stock-based compensation	$11,350,577	$9,597,332	$10,831,848

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During 2010, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved stock option grants of 292,500 and restricted stock grants of 560,000 to certain executive officers. The stock options vest 25% on the first annual anniversary of the grant date and 1/12th of the remainder will vest quarterly thereafter for the following three years. The restricted shares will vest 25% on each of the first, second, third and fourth annual anniversaries of the grant date. The fair value of these awards is $4.8 million and is being recognized over their respective vesting periods.

During 2010, the Compensation Committee also approved equity awards with service and market vesting conditions to certain executive officers which included 711,000 stock option grants and grants of 237,000 restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s Class B common stock upon satisfaction of certain vesting considerations. These equity awards were issued in three separate tranches and each successive tranche will vest on the later of (a) the 12, 21, or 30 month anniversary of the grant date, respectively, and (b) the Company’s Class B common stock upon reaching certain average stock price targets for each tranche. The fair value of these equity awards is $3.2 million and is being recognized over their requisite service periods.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2008, 2009 and 2010, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments which commenced in 2007.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Years ended December 31,
	2008	2009	2010
Expected life (in years)	4.0	3.5 – 4.0	3.5 – 6.25
Risk-free interest rate	1.28% to 3.13%	1.41% to 2.20%	1.00% to 2.08%
Expected volatility	52% to 58%	64% to 66%	66% to 68%
Weighted average expected volatility	54%	65%	67%
Expected dividend yield	0.6%	1.10%	0.91% to 1.10%

During 2010, the Company issued equity awards which include stock options and restricted stock units that have vesting based on a combination of certain service and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche. The risk-free interest rate is based on the on 10 year bond rate as of the valuation date based on the contractual life of the option.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following weighted average assumptions were used in determining the fair value for option grants with vesting based on a combination of certain service and market conditions for the period presented:

Year ended December 31, 2010
Expected life (in years)	1.2 – 5.9
Risk-free interest rate	3.36% to 3.56%
Expected volatility	61%
Weighted average expected volatility	61%
Expected dividend yield	0.91% to 1.63%

Stock option and restricted stock award activity during the period indicated is as follows:

	Options and Restricted Stock available for grant	Number of options outstanding	Weighted average exercise price of options outstanding	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2007	392,555	4,872,788	$12.94	7.61
Increase to option pool January 1, 2008	2,049,352	—
Options granted	(1,307,550)	1,307,550	10.03
Restricted stock granted	(167,300)	—
Restricted stock forfeited	401,000	—
Options exercised	—	(164,378)	5.81
Options expired	440,594	(440,594)	16.46
Options forfeited	1,058,212	(1,058,212)	12.09

Balance at December 31, 2008	2,866,863	4,517,154	12.21	6.79
Increase to option pool January 1, 2009	1,852,653	—
Options granted (1)	(1,533,300)	1,533,300	4.39
Restricted stock granted	(1,178,100)	—
Restricted stock forfeited	157,688	—	7.95
Options exercised	—	(36,600)	2.23
Options expired	815,388	(815,388)	13.96
Options forfeited	497,315	(497,315)	10.69

Balance at December 31, 2009	3,478,507	4,701,151	9.59	5.61
Increase to option pool January 1, 2010	1,768,421
Options granted (2)	(2,376,450)	2,376,450	6.62
Restricted stock granted	(1,613,000)	—
Restricted stock forfeited	82,250	—
Options exercised	—	(81,974)	4.54
Options expired	296,214	(296,214)	13.49
Options forfeited	288,824	(288,824)	7.12

Balance at December 31, 2010	1,922,766	6,410,589	$8.48	7.20	$14,340,943

Options exercisable at December 31, 2010		3,090,440	$10.60	5.21	$6,072,453

(1)	Includes 880,000 stock options which vest over 2 years.
(2)	Includes 765,000 stock options that have vesting based on a combination of certain service and market conditions.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2010:

Options Outstanding				Options Exercisable
Range of exercise prices per share	Number Outstanding	Average remaining contractual life (in years)	Weighted Average Exercise price per share	Number exercisable	Weighted average exercise price per share
$ 3.00 – $ 3.58	567,725	3.95	3.22	455,095	3.14
$ 3.59 – $ 4.59	127,825	8.62	4.28	19,604	4.37
$ 4.63 – $ 4.63	800,000	8.61	4.63	375,000	4.63
$ 4.64 – $ 5.29	995,300	9.19	4.88	63,298	4.85
$ 5.30 – $ 6.50	740,512	6.81	5.85	280,837	6.43
$ 6.61 – $ 8.54	57,775	9.54	7.03	4,098	8.23
$ 8.67 – $ 8.77	969,500	9.77	8.77	24,187	8.71
$ 8.81 – $11.02	762,843	6.68	10.49	532,347	10.52
$11.27 – $12.93	606,985	4.90	12.59	561,555	12.64
$12.94 – $24.54	782,124	4.65	18.60	774,419	18.64

	6,410,589	7.20	$8.48	3,090,440	$10.60

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2008	2009	2010
Weighted average fair value of options granted	$10.03	$4.39	$6.62
Intrinsic value of options exercised	$772,000	$79,000	$293,000
Total grant date fair value of restricted stock vested	$7,961,000	$9,898,000	$5,023,000

At December 31, 2010, there was $8.9 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years

During the years ended December 31, 2008, 2009 and 2010 gross proceeds recognized from the exercise of stock options was approximately $975,000, $82,000 and $372,000, respectively. The excess tax benefits (shortfall) on stock option exercises and restricted stock vesting during the years ended December 31, 2008, 2009 and 2010, of approximately $266,000, ($1.8 million) and ($537,000), respectively, were recorded to additional paid in capital.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted stock awards and restricted stock unit activity for the years ended December 31, 2008, 2009 and 2010 is summarized as follows:

	Shares/ Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	3,240,266	12.44
Granted	167,300	10.32
Vested	(646,791)	12.31
Forfeited	(411,807)	11.17

Unvested at December 31, 2008	2,348,968	12.55
Granted	1,178,100	3.86
Vested	(827,578)	11.96
Forfeited	(157,688)	7.95

Unvested at December 31, 2009	2,541,802	$8.99
Granted (1)	1,613,000	6.67
Vested	(603,802)	8.32
Forfeited	(82,250)	4.52

Unvested at December 31, 2010	3,468,750	$8.13

(1)	Includes 255,000 restricted stock units which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service and market conditions.

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

During the year ended December 31, 2010, the Company issued equity awards which include stock options and restricted stock units that have vesting based on a combination of certain service and market conditions. The compensation costs and derived service periods for restricted stock units with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche. As of December 31, 2010, there was $21.3 million of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years. The total grant date fair value of restricted stock awards vested during years ended December 31, 2008, 2009 and 2010 was $8.0 million, $9.9 million and $5.0 million, respectively. The Company realized a tax benefit in the years ended December 31, 2008, 2009 and 2010 related to the vesting of restricted shares of approximately $2.3 million, $1.2 million and $640,000, respectively.

The following table summarizes stock-based compensation expense related to all stock-based awards:

	Years ended December 31,
	2008	2009	2010
Stock-based compensation:
Total stock-based compensation included in net loss	$11,351,000	$9,597,000	$10,832,000
Income tax benefit related to stock-based compensation included in net loss	$3,075,000	$2,723,000	$3,012,000

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 Employee Stock Purchase Plan to provide that effective January 1, 2006 eligible participants may purchase the Company’s Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period. During the year ended December 31, 2008, 5,706 shares were purchased at prices ranging from $5.54 to $11.70 per share. During the year ended December 31, 2009, 10,638 shares were purchased at prices ranging from $3.22 to $4.83 per share. During the year ended December 31, 2010, 3,304 shares were purchased at prices ranging from $3.66 to $9.06 per share. At December 31, 2010, approximately 228,000 shares were available under the purchase plan for future issuance.

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

(10) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	As of December 31, 2009
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net
Trademarks/domains	42,436,650	(38,414,950)	4,021,700
Acquired technology	16,900,000	(16,612,222)	287,778

	$59,336,650	$(55,027,172)	$4,309,478

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/domains	41,992,305	(40,415,618)	1,576,687

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $24.8 million and $41.7 million at December 31, 2009 and 2010, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Trademark/domains have an weighted average useful life from date of purchase of 4.8 years. Aggregate amortization expense incurred by the Company for the years ended December 31, 2008, 2009 and 2010, was approximately $14.0 million, $5.5 million and $2.7 million, respectively. Based upon the current amount of acquired intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $1.4 million in 2011 and $166,000 in 2012.

(11) Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010 are as follows:

Balance as of December 31, 2008	$35,475,782
Other	(37,493)

Balance as of December 31, 2009	35,438,289
Other	(100,861)

Balance as of December 31, 2010	$35,337,428

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

No impairment of the Company’s goodwill and other intangible assets have been identified in 2010. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

should other events occur indicating the remaining carrying value of its assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

(12) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	As of December 31,
	2009	2010
Internet domain names	$15,686,370	$15,683,320
Less accumulated amortization	(12,417,328)	(13,877,115)

Internet domain names, net	3,269,042	1,806,205
Other assets:
Registration fees, net	146,412	35,143
Other	251,944	228,869

Total intangibles and other assets, net	$3,667,398	$2,070,217

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the year ended December 31, 2010 to renew or extend the term for domain names was $2.2 million. The weighted average renewal period for registration fees as of December 31, 2010 was approximately one year.

Amortization expense for internet domain names for the years ended December 31, 2008, 2009 and 2010, was approximately $3.9 million, $2.0 million and $1.6 million, respectively.

Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $1.2 million in 2011, $422,000 in 2012, $175,000 in 2013, $40,000 in 2014 and $0 thereafter.

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

(13) Subsequent Events

In January 2011, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on February 15, 2011 to the holders of record as of the close of business on February 4, 2011. The Company paid approximately $710,000 for these quarterly dividends.

During the first quarter of 2011, the Company signed an amendment to the Credit Agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points.

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

(b) Report of the registered public accounting firm

The report of KPMG LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2011 annual meeting of stockholders (the “2011 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2010.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our website, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 5.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2009 and 2010;

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2009 and 2010;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2009 and 2010;

•	Consolidated Statements of Cash Flow for the years ended December 31, 2008, 2009 and 2010; and

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 14, 2011.

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

Signature	Date

/S/ RUSSELL C. HOROWITZ Russell C. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2011

/S/ MICHAEL A. ARENDS Michael A. Arends Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2011

/S/ JOHN KEISTER John Keister Executive Vice Chairman and Director	March 14, 2011

/S/ DENNIS CLINE Dennis Cline Director	March 14, 2011

/S/ ANNE DEVEREUX Anne Devereux Director	March 14, 2011

Signature	Date

/S/ NICOLAS J. HANAUER Nicolas J. Hanauer Vice Chairman and Director	March 14, 2011

/S/ M. WAYNE WISEHART M. Wayne Wisehart Director	March 14, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among the Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated as of July 21, 2004, by and among the Registrant, Project TPS, Inc., goClick.com, Inc and the Sole Stockholder of goClick.com, Inc. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 10, 2010 and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and among the Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004 and incorporated herein by reference).

†††2.5	Asset Purchase Agreement, dated as of April 26, 2005, by and among the Registrant, Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2005 and incorporated herein by reference).

†††2.6	Agreement and Plan of Merger, dated as of July 27, 2005, by and among the Registrant, Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2005 and incorporated herein by reference).

2.7	Asset Purchase Agreement, dated as of May 1, 2006, by and among the Registrant, MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2006 and incorporated herein by reference).

2.8	Asset Purchase Agreement, dated as of May 26, 2006, by and among the Registrant, MDNH, Inc., OpenList, Inc., Brian Harriman, the stockholders of OpenList, Inc., and with respect to the Articles VI and XI only, Brad Gerstner as stockholder representative (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2006 and incorporated herein by reference).

2.9	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Marchex, Inc., VoiceStar, Inc., and the Shareholders of VoiceStar, Inc (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2007 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

Exhibit Number	Description of Document
3.2	Amended and Restated Certificate of Incorporation of the Registrant (Filed with Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

3.3	By-laws of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

3.4	Amended and Restated By-Laws of the Registrant (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2007 and incorporated herein by reference).

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (Filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004 and incorporated herein by reference).

*10.1	Amended and Restated 2003 Stock Incentive Plan (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

*10.2	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.3	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

*10.4	2004 Employee Stock Purchase Plan (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.5	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

†††+10.6	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (Filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the SEC on March 31, 2005 and incorporated herein by reference).

†††*10.7	2004 Employee Stock Purchase Plan, as amended on December 8, 2005 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005 and incorporated herein by reference).

*10.8	Marchex, Inc. Annual Incentive Plan (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

*10.9	Form of Restricted Stock Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

*10.10	Form of Retention Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

Exhibit Number	Description of Document
+10.11	YAHOO! Publisher Network Agreement # 1-8196149, effective July 1, 2007, by and between Overture Services, Inc. d/b/a YAHOO! Search Marketing, Overture Search Services (Ireland) Limited, MDNH, Inc., and MDNH International Ltd (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007 and incorporated herein by reference).

+10.12	Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 11, 2008 and incorporated herein by reference).

+10.13	Credit Agreement dated as of April 1, 2008, by and between Marchex, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, and U.S. Bank National Association, as administrative agent. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

+10.14	Advertising Insertion Order dated as of July 1, 2007, as amended, by and between the Registrant, MDNH, Inc. and Intelius Sales Company, LLC (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 10, 2010 and incorporated herein by reference).

*10.15	Form of Retention Agreement Amendment (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.16	Revised Form of Retention Agreement (Filed with Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.17	Form of Restricted Stock Agreement Amendment (Filed with Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.18	First Amendment to Executive Employment Agreement effective as of May 8, 2009, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.19	Revised Form of Executive Restricted Stock Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.20	Form of Director Restricted Stock Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

10.21	Amended and Restated Lease effective as of June 5, 2009, between 520 Pike Street, Inc. and the Registrant (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.22	Form of Executive Officer Stock Option Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009 and incorporated herein by reference).

+10.23	Amendment No. 4 to Advertising Insertion Order effective as of December 31, 2009, by and between the Registrant, MDNH, Inc. and Intelius Sales Company, LLC (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 10, 2010 and incorporated herein by reference).

+10.24	Amendment No. 1 to Master Services and License Agreement effective as of April 30, 2010, by the between MDNH, Inc. and YellowPages.com LLC d/b/a AT&T Interactive and related Project Addendum No. 1, effective as of January 1, 2009, as amended (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

Exhibit Number	Description of Document
*10.25	Form of Notice of Grant of Executive Officer Stock Option (Performance-Based) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.26	Form of Notice of Grant of Executive Officer Stock Option (Time-Based) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.27	Form of Notice of Grant of Executive Officer Restricted Stock Units (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.28	Form of Executive Officer Restricted Stock Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.29	Form of Executive Officer Restricted Stock Units Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

+10.30	Amendments No. 1, 2 and 3 to YAHOO! Publisher Network Service Order, effective as of September 25, 2007, August 1, 2008 and June 1, 2010 respectively, by and between Yahoo! Inc., as successor in interest to Overture Services, Inc., and Yahoo! Sarl, as successor in interest to Overture Search Services (Ireland) Limited, MDNH, Inc. and MDNH International Ltd. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.31	Amendment to the Marchex, Inc. 2003 Amended and Restated Stock Incentive Plan (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

†*10.32	Marchex, Inc. Amended and Restated Annual Incentive Plan.

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31(i)	Certification of CEO pursuant to Rule 13a-14(a)15d-14(a).

†31(ii)	Certification of CFO pursuant to Rule 13a-14(a)15d-14(a).

††32.1	Certification of CEO pursuant to Section 1350.

††32.2	Certification of CFO pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement.
(+)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.
†††	Refiled herewith pursuant to Regulation S-K Item 10.