Form 10-Q
period 2011-03-31
MARCHEX INC
filed 2011-05-10
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 9, 2011
Class A common stock, par value $.01 per share	9,991,882
Class B common stock, par value $.01 per share	27,163,358

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2010	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$37,328,052	$40,049,068
Accounts receivable, net	20,213,886	26,294,051
Prepaid expenses and other current assets	3,567,504	3,140,110
Refundable taxes	3,248,908	2,450,014
Deferred tax assets	868,629	944,857

Total current assets	65,226,979	72,878,100
Property and equipment, net	4,709,907	4,970,233
Deferred tax assets	50,768,525	50,321,582
Intangible and other assets, net	2,070,217	1,764,053
Goodwill	35,337,428	35,328,143
Intangible assets from acquisitions, net	1,576,687	1,112,485

Total assets	$159,689,743	$166,374,596

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,165,616	$13,633,347
Accrued expenses and other current liabilities	5,106,021	5,875,402
Deferred revenue	1,649,851	1,749,713

Total current liabilities	17,921,488	21,258,462
Other non-current liabilities	2,076,332	2,047,465

Total liabilities	19,997,820	23,305,927

Stockholders’ equity:
Class A common stock	105,006	104,886
Class B common stock	254,802	254,318
Treasury stock	(1,360,238)	(251,582)
Additional paid-in capital	281,421,696	283,113,952
Accumulated deficit	(140,729,343)	(140,152,905)

Total stockholders’ equity	139,691,923	143,068,669

Total liabilities and stockholders’ equity	$159,689,743	$166,374,596

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2010	2011
Revenue	$24,001,981	$29,079,855

Expenses:
Service costs (1)	12,649,501	16,672,382
Sales and marketing (1)	3,910,708	2,693,728
Product development (1)	3,962,284	4,889,110
General and administrative (1)	3,836,261	5,155,435
Amortization of intangible assets from acquisitions (2)	704,466	464,202
Acquisition related costs	—	402,123

Total operating expenses	25,063,220	30,276,980
Gain on sales and disposals of intangible assets, net	1,327,304	1,912,674

Income from operations	266,065	715,549

Other income (expense):
Interest income	18,605	130,765
Interest and line of credit expense	(25,823)	(26,250)
Other	1,558	(1,630)

Total other income (expense)	(5,660)	102,885

Income before provision for income taxes	260,405	818,434
Income tax expense	328,179	241,996

Net income (loss)	(67,774)	576,438
Dividends paid to participating securities	(43,574)	(63,505)

Net income (loss) applicable to common stockholders	$(111,348)	$512,933

Basic net income (loss) per share applicable to Class A and Class B common stockholders	$(0.00)	$0.02
Diluted net income (loss) per share applicable to Class A and Class B common stockholders	$(0.00)	$0.01
Dividends paid per share	$0.02	$0.02
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	10,835,671	10,235,865
Class B	22,170,607	22,169,937
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	10,835,671	10,235,865
Class B	33,006,278	34,254,797
(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$704,466	$464,202

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net income (loss)	$(67,774)	$576,438
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	2,096,798	1,511,266
(Gain) loss on sales of fixed assets, net	(18)	1,624
Gain on sales and disposals of intangible assets, net	(1,327,304)	(1,912,674)
Allowance for doubtful accounts and advertiser credits	252,224	166,874
Stock-based compensation	2,387,323	3,511,044
Deferred income taxes	1,645,883	370,715
Change in certain assets and liabilities:
Accounts receivable, net	(227,293)	(6,247,039)
Refundable taxes	(1,318,782)	830,084
Prepaid expenses and other current assets	6,115	389,959
Accounts payable	(305,329)	2,489,981
Accrued expenses and other current liabilities	(300,217)	759,787
Deferred revenue	(36,444)	99,862
Other non-current liabilities	213,862	(28,867)

Net cash provided by operating activities	3,019,044	2,519,054
Cash flows from investing activities:
Purchases of property and equipment	(1,271,760)	(950,476)
Proceeds from sales of property and equipment	18	342
Proceeds from sales of intangible assets	1,327,521	1,913,000
Purchases of intangibles and changes in other non-current assets	(14,619)	(31,815)

Net cash provided by investing activities	41,160	931,051
Cash flows from financing activities:
Capital lease obligation principal payments	(2,272)	—
Common stock dividend payments	(705,958)	(711,835)
Repurchase of Class B common stock	(2,158,913)	(251,582)
Proceeds from exercises of stock options	3,150	226,431
Proceeds from employee stock purchase plan	4,098	7,897

Net cash used in financing activities	(2,859,895)	(729,089)

Net increase in cash and cash equivalents	200,309	2,721,016
Cash and cash equivalents at beginning of period	33,638,002	37,328,052

Cash and cash equivalents at end of period	$33,838,311	$40,049,068

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$20,964	$(747,973)

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a call advertising and small business marketing company. The Company delivers call and click-based advertising products to tens of thousands of advertisers. The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

The condensed consolidated financial statements include the accounts of Marchex and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of and from the date of acquisition. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation.

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2010 and March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2011 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2011.

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

There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Three months ended
	March 31,
	2010	2011
Partner and Other Revenue Sources	$16,961,742	$23,741,369
Proprietary Traffic Sources	7,040,239	5,338,486

Total Revenue	$24,001,981	$29,079,855

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

(3) Stock-based Compensation Plans

The Company accounts for stock-based compensation for employees and non-employees under the fair value method.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Three months ended March 31,
	2010	2011
Service costs	$179,483	$284,978
Sales and marketing	166,657	218,841
Product development	208,205	314,016
General and administrative	1,832,978	2,693,209

Total stock-based compensation	$2,387,323	$3,511,044

The per share fair value of time-vested stock options granted during the three months ended March 31, 2010 and 2011 was determined on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Three months ended March 31,
	2010	2011
Expected life (in years)	4.0	4.0
Risk-free interest rate	2.08%	1.77%
Expected volatility	66%	68%
Expected dividend yield	1.10%	0.91%

During 2010, the Company issued stock options and restricted stock units that have vesting based on a combination of certain service and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value and a Monte Carlo simulation to determine the derived service period. The risk-free interest rate is based on the 10 year bond rate as of the valuation date based on the contractual life of the option. No stock options were granted during the three months ended March 31, 2011 that have vesting based on a combination of certain service and market conditions.

Stock option activity during the three months ended March 31, 2011 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2010	6,410,548	$8.48	7.20	$14,340,943
Options granted	219,700	9.57
Options forfeited	(69,464)	6.20
Options expired	(124,641)	14.59
Options exercised	(52,647)	4.28

Balance at March 31, 2011 (1)	6,383,537	$8.44	7.30	$9,896,125

(1)	Includes 765,000 options that have vesting based on a combination of service and market conditions.

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

During 2010, the Company issued restricted stock units which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of a combination of certain service and market conditions. The compensation costs and derived service periods for restricted stock units with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value and a Monte Carlo simulation to determine the derived service period. No restricted stock units were granted during the three months ended March 31, 2011 that have vesting based on a combination of certain service and market conditions.

Restricted stock awards and restricted stock units activity during the three months ended March 31, 2011 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2010	3,468,750	$8.13
Granted	109,500	9.58
Vested	(223,125)	4.90

Unvested balance at March 31, 2011 (1)	3,355,125	$8.39

(1)	Includes 255,000 restricted stock units that have vesting based on a combination of service and market conditions.

The following table summarizes stock-based compensation expense related to all stock-based awards under the fair value method during the three months ended March 31, 2010 and 2011:

	Three months ended March 31,
	2010	2011
Total stock-based compensation included in net income (loss)	$2,387,000	$3,511,000
Income tax benefit related to stock-based compensation included in net income (loss)	$659,000	$1,036,000

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

The following table includes net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended:

	Three months ended		Three months ended
	March 31, 2010		March 31, 2011
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(36,555)	$(31,219)	$162,018	$414,420
Dividends paid to participating securities		(43,574)	—	(63,505)

Net income (loss) applicable to common stockholders	$(36,555)	$(74,793)	$162,018	$350,915

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,835,671	22,170,607	10,235,865	22,169,937

Basic net income (loss) per share applicable to common stockholders	$(0.00)	$(0.00)	$0.02	$0.02

	Three months ended		Three months ended
	March 31, 2010		March 31, 2011
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(36,555)	$(31,219)	$162,018	$414,420
Dividends paid to participating securities	—	(43,574)	—	(63,505)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares		(36,555)		162,018
Reallocation of undistributed earnings to Class A	—	—	(8,746)	—

Net income (loss) applicable to common stockholders	$(36,555)	$(111,348)	$153,272	$512,933

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,835,671	22,170,607	10,235,865	22,169,937
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	—	—	1,848,995
Conversion of Class A to Class B common shares outstanding	—	10,835,671	—	10,235,865

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,835,671	33,006,278	10,235,865	34,254,797

Diluted net income (loss) per share applicable to common stockholders	$(0.00)	$(0.00)	$0.01	$0.01

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•

For the three months ended March 31, 2010 and 2011, outstanding options to acquire 5,059,177 and 2,906,562 shares of Class B common stock with a weighted average exercise price of $9.20 and $12.57 per share, respectively.

•

For the three months ended March 31, 2010, 2,425,350 shares of unvested Class B restricted common shares at March 31, 2010 issued to employees and in connection with acquisitions. Unvested shares were excluded from the denominator of the computation of basic net loss per share for the three months ended March 31, 2010.

•

For the three months ended March 31, 2011, 147,000 stock options and 49,000 restricted stock units with vesting based on satisfaction of certain service and market conditions. 765,000 stock options and 255,000 restricted stock units with vesting based on satisfaction of certain service and market conditions were excluded from the denominator of the computation of basic net income per share for the three months ended March 31, 2011.

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

There were no distribution partners representing more than 10% of consolidated revenue for the three months ended March 31, 2010 and 2011.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Three months ended March 31,
	2010	2011
Advertiser A	30%	31%
Advertiser B	*	11%

*	Less than 10% of revenue.

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2010	At March 31, 2011
Advertiser A	40%	52%
Advertiser B	11%	*
Advertiser C	*	12%

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

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2010	2011
United States	96%	94%
Canada	3%	5%
Other countries	1%	*

	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following:

	At December 31, 2010	At March 31, 2011
Computer and other related equipment	$10,709,539	$11,110,055
Purchased and internally developed software	6,202,642	6,340,105
Furniture and fixtures	1,129,410	1,197,926
Leasehold improvements	1,665,030	1,760,652

	$19,706,621	$20,408,738
Less: accumulated depreciation and amortization	(14,996,714)	(15,438,505)

Property and equipment, net	$4,709,907	$4,970,233

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Depreciation and amortization expense, related to property and equipment was approximately $797,000 and $663,000 for the three months ended March 31, 2010 and 2011, respectively.

(8) Commitments

The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2018. Certain of these lease agreements have free or escalating rent payment provisions or fund certain leasehold improvements which the Company accounts for as a lease incentive. The Company recognizes rent expense under such agreements on a straight-line basis over the lease term with any lease incentive amortized as a reduction of rent expense over the lease term. The Company also has other contractual obligations expiring over varying time periods through 2013. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other outside service providers.

	Facilities operating leases	Other contractual obligations	Total
2011	$1,249,302	$1,944,218	$3,193,520
2012	1,862,363	1,473,500	3,335,863
2013	2,090,059	325,350	2,415,409
2014	2,138,753	—	2,138,753
2015	2,200,806	—	2,200,806
2016 and after	5,176,332	—	5,176,332

Total minimum payments	$14,717,615	$3,743,068	$18,460,683

Rent expense incurred by the Company was approximately $433,000 and $466,000 for the three months ended March 31, 2010 and 2011, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and there is an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the first quarter of 2011, the Company signed an amendment to the Credit Agreement which extended the maturity period through to April 1, 2014 and increased the applicable margin rate by 25 basis points. As of March 31, 2011, the Company had no borrowings under the Credit Agreement.

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

(b) Taxes

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. The Company adjusts these contingencies in light of changing facts and circumstances, such as the outcome of tax audits. Audits of the Company’s federal tax returns for 2005 through 2007 were concluded in the first quarter of 2011 which resulted in certain tax adjustments. In connection with these tax adjustments, the Company reduced its gross tax contingencies by $285,000 and recognized $181,000 of tax benefit in the first quarter of 2011. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2005 are within the statue of limitations and are under examination or may be subject to examination.

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	As of December 31, 2010
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net
Trademarks/domains	$41,992,305	$(40,415,618)	$1,576,687

	As of March 31, 2011
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net
Trademarks/domains	$41,992,305	$(40,879,820)	$1,112,485

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $41.7 million at December 31, 2010 and March 31, 2011, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $704,000 and $464,000 for the three months ended March 31, 2010 and 2011, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $947,000 for the remainder of 2011, $165,000 in 2012, and $0 in 2013 and thereafter.

(12) Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

Balance as of December 31, 2010	$35,337,428
Other	(9,285)

Balance as of March 31, 2011	$35,328,143

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

No impairment of the Company’s goodwill and intangible assets have been identified to date in 2011. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of its assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2010	March 31, 2011
Internet domain names	$15,683,320	$15,716,149
Less accumulated amortization	(13,877,115)	(14,205,728)

Internet domain names, net	1,806,205	1,510,421
Other assets:
Registration fees, net	35,143	28,755
Other	228,869	224,877

Total intangibles and other assets, net	$2,070,217	$1,764,053

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three months ended March 31, 2011 to renew or extend the term for domain names was $403,000. The weighted average renewal period for registration fees as of March 31, 2011 was approximately one year.

Amortization expense for internet domain names was approximately $462,000 and $329,000 for the three months ended March 31, 2010 and 2011, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $873,000 for the remainder of 2011, $422,000 in 2012, $175,000 in 2013, $40,000 in 2014 and $0 thereafter.

(14) Common Stock

In January 2011, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on February 15, 2011 to the holders of record as of the close of business on February 1, 2011. The Company paid approximately $712,000.

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

During the three months ended March 31, 2011, the Company repurchased 29,000 shares of Class B common stock for approximately $252,000 at an average stock price of $8.57 per share. The 29,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of March 31, 2011.

During the three months ended March 31, 2011, the Company’s board of directors approved the retirement of approximately 223,000 shares of treasury stock. The excess of purchase price over par value of $1.4 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15) Subsequent Events

In April 2011, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on May 16, 2011 to the holders of record as of the close of business on May 6, 2011. The Company expects to pay approximately $742,000 for these quarterly dividends.

In April 2011, the Company acquired 100% of the stock of Jingle Networks, Inc. (“Jingle”), a provider of mobile voice search performance advertising and technology solutions in North America in a merger. The consideration to Jingle’s stockholders consisted of:

•	approximately $16.7 million in cash, net of cash acquired, and 1,019,103 shares of Marchex’s Class B common stock paid at closing; and

•

future consideration of (i) $18.0 million on the first anniversary of the closing, and (ii) $18.0 million on the eighteenth month anniversary of closing, with the future consideration payable in either cash or shares of Marchex Class B common stock or some combination to be determined by Marchex. Any shares issued in payment of the future consideration will be increased by 5%.

•	following the closing, Marchex issued approximately $3.5 million of restricted stock to employees of Jingle subject to vesting for up to four years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•

Small Business Marketing Products. Our small business marketing products enable reseller partners of small business advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising and/or search marketing products through their existing sales channels, which are then fulfilled by us across our distribution network, including mobile sources, leading search engines and our own proprietary traffic sources. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, offline call advertising. The lead services we offer to small business advertisers through our small business marketing products include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The small business marketing products have the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), AT&T is our largest reseller partner and was responsible for 31% of our total revenues for the three months ended March 31, 2011 of which the majority is derived from our small business marketing products.

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

•

Publishing Network. We believe our Publishing Network is a significant source of local information online and a source of calls within the Marchex Pay-For-Call Exchange. It includes more than 200,000 of our owned and operated websites focused on helping users make informed decisions about where to get local products and services. It features listings from more than 10 million small businesses in the U.S. and millions of expert and user-generated reviews on small businesses. The more than 200,000 websites in our network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our Publisher Network is primarily monetized with pay-for-call and pay-per-click listings that are relevant to the websites, as well as other forms of advertising, including banner advertising and sponsorships.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2010 and 2011.

Revenue

We currently generate revenue through our call advertising services, pay-per-click advertising, small business marketing products which include our call and click services, and publishing network.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either an increase to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, may be reduced in the near term from tax attributes and operating results of acquired businesses, if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This may result in increases to the valuation allowance for deferred tax assets and may increase income tax expense of up to the entire net amount of deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

As of March 31, 2011, we have net deferred tax assets of $51.3 million, relating primarily to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of March 31, 2011, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $4.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2011, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of March 31, 2011, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2010 and 2011 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended
	March 31,
	2010	2011
Revenue	100%	100%

Expenses:
Service costs	53%	57%
Sales and marketing	16%	9%
Product development	17%	17%
General and administrative	16%	18%
Amortization of intangible assets from acquisitions	3%	2%
Acquisition related costs	0%	1%

Total operating expenses	104%	104%
Gain on sales and disposals of intangible assets, net	6%	7%

Income from operations	1%	2%
Other income (expense):
Interest income	0%	0%
Interest expense	0%	0%
Other	0%	0%

Total other income	0%	0%

Income before provision for income taxes	1%	3%
Income tax expense	1%	1%

Net income (loss)	0%	2%
Dividends paid to participating securities	0%	0%

Net income (loss) applicable to common stockholders	0%	2%

Comparison of the Three months ended March 31, 2010 to the Three months ended March 31, 2011.

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	March 31,
	2010	2011
Partner and Other Revenue Sources	$16,961,742	$23,741,369
Proprietary Traffic Sources	7,040,239	5,338,486

Total Revenue	$24,001,981	$29,079,855

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

Revenue increased 21% from $24.0 million for the three months ended March 31, 2010 to $29.1 million in the same period in 2011. The partner and other revenues increased $6.8 million and were affected primarily by increased revenues of $7.7 million from our call advertising services and small business marketing products which was driven by adding more than 10,000 national and small business accounts across our call advertising services and small business marketing product platforms. This increase was offset by a $914,000 decrease in revenue from our pay-per-click services.

Under our primary arrangement with AT&T, we generate revenues from our small business marketing products to sell call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with AT&T through June 30, 2015 that includes certain exclusivity provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. As part of the arrangement, we provided pricing reductions including significant 2010 pricing incentives. We expect revenues from our arrangement with AT&T to scale upwards in 2011 with the addition of new advertiser accounts. AT&T accounted for 30% and 31% of total revenues during the three months ended March 31, 2010 and 2011, respectively.

Our publishing network revenue decreased $1.7 million and was primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory Web sites.

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

Expenses

Expenses were as follows:

	Three months ended March 31,
	2010	% of revenue	2011	% of revenue
Service costs	$12,649,501	53%	$16,672,382	57%
Sales and marketing	3,910,708	16%	2,693,728	9%
Product development	3,962,284	17%	4,889,110	17%
General and administrative	3,836,261	16%	5,155,435	18%
Amortization of intangible assets from acquisitions	704,466	3%	464,202	2%
Acquisition related costs	—	0%	402,123	1%

	$25,063,220	104%	$30,276,980	104%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Three months ended
	March 31,
	2010	2011
Service costs	$179,483	$284,978
Sales and marketing	166,657	218,841
Product development	208,205	314,016
General and administrative	1,832,978	2,693,209

Total stock-based compensation	$2,387,323	$3,511,044

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 32%, from $12.6 million in the three months ended March 31, 2010 to $16.7 million in the same period in 2011. The increase was primarily attributable to increases in distribution partner payments, fees paid to outside service providers, personnel costs, stock compensation, facility costs, communication and network costs, travel, and depreciation totaling $4.2 million, offset primarily by a decrease in Internet domain amortization of $120,000.

Service costs represented 53% of revenue in the three months ended March 31, 2010 as compared to 57% in 2011. The 2011 increase as a percentage of revenue in service costs as compared to 2010 was primarily a result of an increase in the proportion of revenue attributable to our pay-for-call or cost-per-action services for which there are related distribution partner payments, and increases in personnel costs and outside service provider fees as a percentage of revenue.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our proprietary traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary traffic sources have no corresponding distribution partner payments. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We expect with an increase in the proportion of partner and other revenue sources, service costs will increase as a percentage of revenue in the near term. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses decreased 31%, from $3.9 million for the three months ended March 31, 2010 to $2.7 million in the same period in 2011. As a percentage of revenue, sales and marketing expenses were 16% and 9% for the three months ended March 31, 2010 and 2011, respectively. The net decrease in dollars and percentage of revenue was related primarily to a decrease in online and outside marketing activities and personnel costs. We expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be modestly higher in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses increased 23%, from $4.0 million for the three months ended March 31, 2010 to $4.9 million in the same period in 2011. The increase in dollars was primarily due to an increase in personnel costs and stock based compensation of $942,000. As a percentage of revenue, product development expenses were 17% for both the three months ended March 31, 2010 and 2011. In the near term, we expect product development expenditures to be modestly higher in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

General and Administrative. General and administrative expenses increased 34%, from $3.8 million in the three months ended March 31, 2010 to $5.2 million in the same period in 2011. The increase in dollars was primarily due to an increase in stock based compensation, personnel costs, fees paid to outside service providers, travel and other operating costs of $1.4 million. As a percentage of revenue, general and administrative expenses were 16% and 18% for the three months ended March 31, 2010 and 2011, respectively. We expect a modest increase to our general and administrative expenses in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 34%, from $704,000 in the three months ended March 31, 2010 to $464,000 in the same period in 2011. The decrease was associated with certain intangible assets from acquisitions being fully amortized. During the three months ended March 31, 2011, the amortization of intangibles related to service costs.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangibles amounted to $83.7 million and are being amortized over a range of useful lives of 12 to 84 months. With the acquisition of Jingle, we expect our intangible amortization will increase in absolute dollars in the near term. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

No impairment of the Company’s intangible assets has been identified to date in 2011. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

Acquisition related costs. Acquisition related costs of $402,000 were primarily for professional fees to perform due diligence and other procedures associated with our acquisition of Jingle in April 2011.

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $1.3 million and $1.9 million for the three months ended March 31, 2010 and 2011, respectively, and were primarily attributable to the sales and disposals of Internet domain names.

Other Income (expense), net. Other income (expense), net were $(6,000) and $103,000 in the three months ended March 31, 2010 and 2011, respectively. Interest income increased as a result of a tax refund.

Income Taxes. The income tax expense was $328,000 for the three months ended March 31, 2010 compared to $242,000 in the same period in 2011.

In the three months ended March 31, 2010, the effective tax rate of 126% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method and other non-deductible amounts.

In the three months ended March 31, 2011, our effective tax rate of 30% differed from our expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, other non-deductible amounts offset partially by a research and experimentation credit for the period. In addition, we recorded $181,000 of income tax benefit associated with the completion of our federal return audits for years 2005 through 2007 in the first quarter of 2011.

Net Income (Loss). Net income increased from a net loss of $68,000 for the three months ended March 31, 2010 to a net income of $576,000 in the same period in 2011. The increase was primarily attributable to an increase in revenues offset by operating costs increases which included acquisition related costs of $402,000 in which there were no comparable costs in 2010. The increase was also due to an increase in gain and on sales of intangible assets and interest income and a decrease in income tax expense.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $40.0 million and we had current and long term contractual obligations of $18.5 million, of which $14.7 million is for rent under our facility leases.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, gain on sales and disposals of intangible assets, net and changes in working capital. Cash provided by operating activities for the three months ended March 31, 2011 of approximately $2.5 million consisted primarily of net income of $576,000 adjusted for non-cash items of $5.6 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes, gain on sales and disposals of intangible and fixed assets, net of $1.9 million and approximately $1.7 million used for working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2010 of approximately $3.0 million consisted primarily of a net loss of $68,000 adjusted for non-cash items of $6.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation and deferred income taxes, gain on sales and disposals of intangible and fixed assets, net of $1.3 million and approximately $2.0 million used for working capital and other activities.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to the distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. We generally receive payment from advertisers in close proximity or in some cases prior to the timing of the corresponding payments to the distribution partners who provide placement for the listings. These services constituted the majority of revenues for the three months ended March 31, 2010 and 2011. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary traffic sources or our small business marketing products, such as AT&T, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, and Yellow Pages Group Canada, whereby we receive payment between 30 and 60 days following the delivery of services. For the three months ended and as of March 31, 2011 amounts from these partners totaled 48% of revenue and $19.2 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at March 31, 2011 from AT&T totaled $13.8 million

Cash provided by investing activities for the three months ended March 31, 2011 of approximately $931,000 was primarily attributable to net purchases for property and equipment of $950,000 which were more than offset by proceeds from the sales of intangible assets of approximately $1.9 million. Cash provided by investing activities for the three months ended March 31, 2010 of approximately $41,000 was primarily attributable to net purchases for property and equipment of less than $1.3 million which were more than offset by proceeds from the sales of intangible assets of approximately $1.3 million. We expect property and equipment purchases will increase as we continue to invest in equipment and software. To the extent our operations increase, we expect to increase expenditures for our systems and personnel. We expect our expenditures for product development initiatives and internally developed software will increase in the longer term in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings. In April 2011, we acquired Jingle Networks, Inc. in which $16.7 million was paid in cash at closing and includes future consideration of two payments of $18.0 million that can be paid in cash or shares of Class B common stock or a combination of both at Marchex’s option on the 12th and 18th month anniversaries of the closing.

Cash used in financing activities for the three months ended March 31, 2011 of approximately $729,000 was primarily attributable to the repurchase of 29,000 shares of Class B common stock for treasury stock totaling approximately $252,000 and common stock dividend payments of $712,000, partially offset by net proceeds of approximately $234,000 from the sale of stock through employee stock options and employee stock plan purchases. . Cash used in financing activities for the three months ended March 31, 2010 of approximately $2.9 million was primarily attributable to the repurchase of 411,000 shares of Class B common stock for treasury stock totaling approximately $2.2 million, and common stock dividend payments of $706,000.The following table summarizes our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$14,717,615	$1,249,302	$3,952,422	$4,339,559	$5,176,332
Other contractual obligations	3,743,068	$1,944,218	1,798,850	—	—

Total contractual obligations (1), (2)	$18,460,683	$3,193,521	$5,751,272	$4,339,559	$5,176,332

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $285,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points. As of March 31, 2011, we had $30 million of availability under the credit agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three months ended March 31, 2011, approximately 29,000 shares of Class B common stock were repurchased. The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2010, quarterly dividends were paid on February 15, May 17, August 16 and November 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 5, August 6 and November 5, respectively. For 2011, quarterly dividends were paid on February 15 to Class A and Class B common stockholders of record as of the close of business of February 4. The aggregate quarterly dividend paid in February 2011was approximately $712,000. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. In April 2011, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay these dividends on May 16, 2011 to the holders of record as of the close of business on May 6, 2011. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.9 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

We apply FASB ASC 605 to account for revenue arrangements with multiple deliverables. FASB ASC 605 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple deliverables, the entire fee from the arrangement is allocated to each respective deliverable based on its relative selling price and recognized when revenue recognition criteria for each deliverable are met. Selling price for each deliverable is established based on the sales price charged when the same deliverable is sold separately, the price at which a third party sells the same or similar and largely interchangeable deliverable on a standalone basis or the estimated selling price if the deliverable were to be sold separately.

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

No impairment of our intangible assets has been identified to date in 2011. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

During 2010, we issued equity awards of stock options and restricted stock units that have vesting based on a combination of certain service and market conditions. For equity awards with vesting based on a combination of certain service and market conditions, we factor an estimated probability of achieving certain service and market conditions and recognize compensation cost over the requisite service period of the award. We used a binomial lattice model to determine the fair value and a Monte Carlo simulation to determine the derived service period. There were no stock options or restricted stock units that have vesting based on a combination of certain service and market conditions granted during the first quarter of 2011.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either an increase to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, may be reduced in the near term from tax attributes and operating results of acquired businesses, if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This may result in increases to the valuation allowance for deferred tax assets and may increase income tax expense of up to the entire net amount of deferred tax assets. From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

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

As of March 31, 2011, we have net deferred tax assets of $51.3 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of March 31, 2011, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $4.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2011, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of March 31, 2011, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2010 Annual Report on Form 10-K. They have been updated to include information as of May 10, 2011.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $140.2 million as of March 31, 2011. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. AT&T is our largest advertiser reseller partner and was responsible for 31% of our total revenues for the three months ended March 31, 2011. In the second quarter of 2010, we entered into an amendment to our agreement with AT&T which extends its term through June 30, 2015.

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

We received approximately 48% and 58% of our revenue from our five largest customers for the year ended December 31, 2010, and for the three months ended March 31, 2011, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 48% and 58% of our total revenues for the year ended December 31, 2010 and the three months ended March 31, 2011, respectively. AT&T is our largest customer and was responsible for 31% of our total revenues for the three months ended March 31, 2011 and 52% of accounts receivable at March 31, 2011. In the second quarter of 2010, we entered into an amendment to our agreement with AT&T which extends its term through June 30, 2015. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Our acquisition of certain automated voice and mobile advertising-based technologies is heavily reliant on vendors.

Certain voice and mobile advertising-based products that we acquired as part of our recent acquisition of Jingle Networks are heavily reliant on vendors. The free directory product that we now provide relies on technology provided by third-party vendors that include voice recognition software and business, government and residence data listings. We cannot guarantee that the technology and services provided by our third-party vendors will be of sufficient quality to meet the demands of our customers. Further, we cannot guarantee that the technologies and services will be available to us in the future on acceptable terms, if at all. Any perception by our customers that our voice and mobile advertising-based products are incomplete or not of sufficient quality could lead to a loss in confidence by our customers, which in turn could lead to a decline in revenues. If we are unable to continue maintaining, advancing and improving our voice and mobile advertising-based products, our operating results may be adversely affected.

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

The expansion of our call advertising business increases the potential intellectual property infringement claims we may be subject to. Jingle Networks, which we recently acquired, is subject to patent infringement claims which were unsuccessful at trial but which may be appealed and no assurances can be given as to their ultimate outcome.

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

Further, as of March 31, 2011, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 92% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founders, for any reason, or any conflict among our founders, could harm our current and future operations and prospects.

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

It may be difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our Class B common stock on the Nasdaq Global Select Market.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Class B common stock on the Nasdaq Global Select Market could be adversely affected.

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

We may be required to establish a valuation allowance against our deferred income tax assets.

Factors in our ability to realize a tax benefit from our deferred income tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. If we determine that all or a portion of our deferred income tax assets will not result in a future tax benefit, a valuation allowance may be established with a corresponding charge to net income. Such charges may have a material adverse effect on our results of operations or financial condition. The likelihood of recording such a valuation allowance may be impacted by our acquisitions, and increases during periods of economic downturn.

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

We store and transmit data and information about our advertisers, reseller partners, distribution partners and their respective users. We deploy security measures to protect this data and information, as do third parties we utilize to assist in data and information storage. Our security measures and those of the third parties we partner with to assist in data and information storage may suffer breaches. Security breaches of our data storage systems or our third party colocation and technology providers we utilize to store data and information relating to our advertisers, reseller partners, distribution partners and their respective users, could expose us to significant potential liability. In addition, security breaches, actual or perceived, could result in the loss of advertisers, reseller partners and distribution partners that could potentially have an adverse effect on our business.

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

•	the DMCA; however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Select Market (formerly, the Nasdaq National Market) ranged from $3.00 to $26.14 per share through March31, 2011. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

In addition, the stock market in general, and the Nasdaq Global Select Market and the market for mobile and online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our Class B common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies.

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

As of March 31, 2011, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 91% of the combined voting power of all outstanding shares of our capital stock. These founders together control 92% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2011, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
January 1, 2011 – January 31, 2011	4,100	$9.63	4,100	1,014,364
February 1, 2011 – February 28, 2011	7,022	$9.23	7,022	1,007,342
March 1, 2011 – March 31, 2011	18,249	$8.07	18,249	989,093

Total Class B Common Shares	29,371	$8.57	29,371	989,093

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.

Item 6.	Exhibits

Exhibits:

†31(i)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).
†31(ii)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).
††32.1	Certification of CEO pursuant to Section 1350.
††32.2	Certification of CFO pursuant to Section 1350.

†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller (Principal Accounting Officer)

May 10, 2011