Form 10-Q
period 2011-06-30
MARCHEX INC
filed 2011-08-09
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 3, 2011
Class A common stock, par value $.01 per share	9,811,882
Class B common stock, par value $.01 per share	27,093,401

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2010	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$37,328,052	$28,332,606
Accounts receivable, net	20,213,886	29,712,121
Prepaid expenses and other current assets	3,567,504	3,236,986
Refundable taxes	3,248,908	2,029,371
Deferred tax assets	868,629	1,159,456

Total current assets	65,226,979	64,470,540
Property and equipment, net	4,709,907	5,523,137
Deferred tax assets	50,768,525	46,312,192
Intangible and other assets, net	2,070,217	1,676,810
Goodwill	35,337,428	85,337,482
Intangible assets from acquisitions, net	1,576,687	11,458,361

Total assets	$159,689,743	$214,778,522

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,165,616	$15,971,307
Accrued expenses and other current liabilities	5,106,021	8,630,684
Deferred acquisition payment	—	17,307,828
Deferred revenue	1,649,851	1,801,270

Total current liabilities	17,921,488	43,711,089
Deferred acquisition payment	—	17,549,384
Other non-current liabilities	2,076,332	2,081,735

Total liabilities	19,997,820	63,342,208

Stockholders’ equity:
Class A common stock	105,006	102,544
Class B common stock	254,802	273,473
Treasury stock	(1,360,238)	(2,847,026)
Additional paid-in capital	281,421,696	293,918,830
Accumulated deficit	(140,729,343)	(140,011,507)

Total stockholders’ equity	139,691,923	151,436,314

Total liabilities and stockholders’ equity	$159,689,743	$214,778,522

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2011	2010	2011
Revenue	$45,395,334	$67,840,638	$21,393,353	$38,760,783

Expenses:
Service costs (1)	26,305,045	38,372,841	13,655,544	21,700,459
Sales and marketing (1)	7,422,083	6,627,648	3,511,375	3,933,920
Product development (1)	8,288,614	10,826,446	4,326,330	5,937,336
General and administrative (1)	8,125,820	11,294,100	4,289,559	6,138,665
Amortization of intangible assets from acquisitions (2)	1,415,373	2,083,795	710,907	1,619,593
Acquisition related costs	—	1,451,240	—	1,049,117

Total operating expenses	51,556,935	70,656,070	26,493,715	40,379,090
Gain on sales and disposals of intangible assets, net	2,017,548	4,625,436	690,244	2,712,762

Income (loss) from operations	(4,144,053)	1,810,004	(4,410,118)	1,094,455
Other income (expense):
Interest income	37,665	137,514	19,060	6,749
Interest and line of credit expense	(52,638)	(209,065)	(26,815)	(182,815)
Other	46,258	(56)	44,700	1,574

Total other income (expense)	31,285	(71,607)	36,945	(174,492)

Income (loss) before provision for income taxes	(4,112,768)	1,738,397	(4,373,173)	919,963
Income tax expense (benefit)	(917,378)	1,020,563	(1,245,557)	778,567

Net income (loss)	(3,195,390)	717,834	(3,127,616)	141,396
Dividends paid to participating securities	(91,689)	(124,738)	(48,115)	(61,233)

Net income (loss) applicable to common stockholders	$(3,287,079)	$593,096	$(3,175,731)	$80,163

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders	$(0.10)	$0.02	$(0.10)	$0.00
Dividends paid per share	$0.04	$0.04	$0.02	$0.02
Shares used to calculate basic net income (loss) per share applicable to common stockholders

Class A	10,810,901	10,117,082	10,786,403	9,999,605
Class B	22,077,331	22,850,262	21,995,133	23,523,112
Shares used to calculate diluted net income (loss) per share applicable to common stockholders

Class A	10,810,901	10,117,082	10,786,403	9,999,605
Class B	32,888,232	34,674,941	32,781,536	35,045,334
(1) Excludes amortization of intangible assets from acquisitions (2) Components of amortization of intangible assets from acquisitions:
Service costs	$1,415,373	$1,777,964	$710,907	$1,313,762
Sales and marketing	—	292,308	—	292,308
General and administrative	—	13,523	—	13,523

Total	$1,415,373	$2,083,795	$710,907	$1,619,593

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2010	2011
Cash flows from operating activities:
Net income (loss)	$(3,195,390)	$717,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	4,069,133	4,141,056
Accretion of interest expense	—	161,829
Gain on sales of fixed assets, net	(18)	(38)
Gain on sales and disposals of intangible assets, net	(2,017,548)	(4,625,436)
Allowance for doubtful accounts and advertiser credits	631,578	471,525
Stock-based compensation	4,981,020	7,456,449
Deferred income taxes, net of acquisition	1,763,184	734,101
Change in certain assets and liabilities, net of acquisition:
Accounts receivable, net	713,507	(5,342,968)
Refundable taxes	(1,703,600)	1,238,108
Prepaid expenses, other current assets and other assets	(1,059,293)	26,564
Accounts payable	(231,099)	1,490,807
Accrued expenses and other current liabilities	(179,043)	1,666,729
Deferred revenue	(66,978)	81,716
Other non-current liabilities	564,880	5,405

Net cash provided by operating activities	4,270,333	8,223,681
Cash flows from investing activities:
Purchases of property and equipment	(1,957,990)	(1,989,711)
Cash paid for acquisition, net of cash acquired	—	(15,801,314)
Proceeds from sales of property and equipment	18	2,004
Proceeds from sales of intangible assets	2,017,914	4,655,775
Purchases of intangible assets	(28,229)	(55,888)

Net cash provided by (used in) investing activities	31,713	(13,189,134)
Cash flows from financing activities:
Capital lease obligation principal payments	(4,337)	—
Common stock dividend payments	(1,409,528)	(1,454,980)
Repurchase of Class B common stock	(3,652,768)	(3,098,582)
Proceeds from exercises of stock options and issuance of restricted stock	21,830	511,959
Proceeds from employee stock purchase plan	8,227	11,610

Net cash used in financing activities	(5,036,576)	(4,029,993)

Net decrease in cash and cash equivalents	(734,530)	(8,995,446)
Cash and cash equivalents at beginning of period	33,638,002	37,328,052

Cash and cash equivalents at end of period	$32,903,472	$28,332,606

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for income taxes, net of refunds	$(976,963)	$(744,473)
Non-cash investing and financing activities:

Fair value of Class B common stock issued in connection with acquisition	$—	$7,602,508
Deferred payments related to acquisition	$—	$34,695,382

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a call advertising and small business marketing company. The Company delivers call and click-based advertising products to tens of thousands of advertisers. The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2010 and June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2011.

Acquisition

In April 2011, the Company acquired 100% of the stock of Jingle Networks, Inc. (“Jingle”), a provider of mobile voice search performance advertising and technology solutions in North America in a merger. See Note 11 for further discussion.

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

Deferred Acquisition Payment

The Company’s deferred acquisition payments represent consideration payable related to a business combination, which may be paid in either cash or shares of the Company’s Series B common stock at the Company’s discretion. Any amounts paid in common stock will increase by 5%. The deferred acquisition payments were originally recognized at fair value at the date of the business combination and are recorded as liabilities on the balance sheet. Interest expense on the principal amounts due is accreted each period using the effective interest rate method.

There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended Accounting Standards Codification Topic 820 (“ASC 820”) to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. We are currently evaluating the effect that the provisions of ASU 2011-04 will have on our consolidated financial statements.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Partner and Other Revenue Sources	$31,894,985	$57,061,097	$14,933,243	$33,319,728
Proprietary Web site Traffic Sources	13,500,349	10,779,541	6,460,110	5,441,055

Total Revenue	$45,395,334	$67,840,638	$21,393,353	$38,760,783

The Company’s partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes mobile and online search engines and applications, directories, destination sites, shopping engines, third-party Internet domains or web sites, other targeted Web-based content, mobile carriers and other offline sources. The Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their mobile, online, offline and other user traffic. Other revenues include the Company’s call provisioning and call tracking services, presence management services, campaign management services and natural search optimization services.

The Company’s proprietary web site traffic revenues are generated from the Company’s portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of the Company’s owned and operated web sites and calls or clicks on a particular listing or completes the specified action, the Company receives a fee.

(3) Stock-based Compensation Plans

The Company accounts for stock-based compensation for employees and non-employees under the fair value method.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Service costs	$384,632	$598,946	$205,149	$313,968
Sales and marketing	381,094	639,152	214,437	420,311
Product development	460,176	704,572	251,971	390,556
General and administrative	3,755,118	5,513,779	1,922,140	2,820,570

Total stock-based compensation	$4,981,020	$7,456,449	$2,593,697	$3,945,405

The per share fair value of time-vested stock options granted during the three and six months ended June 30, 2010 and 2011 was determined on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Expected life (in years)	4.6	4.0	5.4	4.0
Risk-free interest rate	1.79%	1.62%	1.40%	1.29%
Expected volatility	66%	68%	66%	69%
Expected dividend yield	1.1%	0.91%	1.1%	0.91%

During 2010, the Company issued stock options that have vesting based on a combination of certain service and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value and a Monte Carlo simulation to determine the derived service period. The risk-free interest rate is based on the 10 year bond rate as of the valuation date based on the contractual life of the option. No stock options were granted during the six months ended June 30, 2011 that have vesting based on a combination of certain service and market conditions. During the six months ended June 30, 2011, 102,000 stock options vested that met a combination of certain service and market conditions.

Stock option activity during the six months ended June 30, 2011 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2010	6,410,548	$8.48	7.20	$14,340,943
Options granted	313,300	8.96
Options forfeited	(133,199)	6.51
Options expired	(224,375)	11.49
Options exercised	(128,759)	3.92

Balance at June 30, 2011 (1)	6,237,515	$8.46	7.01	$12,523,401

(1)	Includes 765,000 options that have vesting based on a combination of service and market conditions in which 102,000 options have met vesting conditions.

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

During 2010, the Company issued restricted stock units which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of a combination of certain service and market conditions. The compensation costs and derived service periods for restricted stock units with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value and a Monte Carlo simulation to determine the derived service period. No restricted stock units were granted during the six months ended June 30, 2011 that have vesting based on a combination of certain service and market conditions. During the six months ended June 30, 2011, 34,000 shares of restricted stock units vested that met a combination of certain service and market conditions.

Restricted stock awards and restricted stock units activity during the six months ended June 30, 2011 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2010	3,468,750	$8.13
Granted	690,247	7.61
Vested (1)	(479,375)	4.69
Forfeited	(2,500)	3.57

Unvested balance at June 30, 2011 (2)	3,677,122	$8.48

(1)	Includes 34,000 of restricted stock units that have met the vesting conditions.
(2)	Includes 221,000 restricted stock units that have vesting based on a combination of service and market conditions.

The following table summarizes stock-based compensation expense related to all stock-based awards under the fair value method during the three and six months ended June 30, 2010 and 2011:

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Total stock-based compensation included in net income (loss)	$4,981,000	$7,456,000	$2,594,000	$3,945,000

Income tax benefit related to stock-based compensation included in net income (loss)	$1,364,000	$2,222,000	$706,000	$1,186,000

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

The following table includes net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended:

	Six months ended June 30,
	2010		2011
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(1,080,517)	$(2,114,873)	$182,011	$535,823
Dividends paid to participating securities	—	(91,689)	—	(124,738)

Net income (loss) applicable to common stockholders	$(1,080,517)	$(2,206,562)	$182,011	$411,085

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,810,901	22,077,331	10,117,082	22,850,262

Basic net income (loss) per share applicable to common stockholders	$(0.10)	$(0.10)	$0.02	$0.02

	Three months ended June 30,
	2010		2011
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(1,044,939)	$(2,082,677)	$23,912	$117,484
Dividends paid to participating securities	—	(48,115)	—	(61,233)

Net income (loss) applicable to common stockholders	$(1,044,939)	$(2,130,792)	$23,912	$56,251

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,786,403	21,995,133	9,999,605	23,523,112

Basic net income (loss) per share applicable to common stockholders	$(0.10)	$(0.10)	$0.00	$0.00

The following table calculates net loss to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended:

	Six months ended June 30,
	2010		2011
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(1,080,517)	$(2,114,873)	$182,011	$535,823
Dividends paid to participating securities	—	(91,689)	—	(124,738)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	(1,080,517)	—	182,011

Net income (loss) applicable to common stockholders	$(1,080,517)	$(3,287,079)	$182,011	$593,096

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,810,901	22,077,331	10,117,082	22,850,262

Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	—	—	1,707,597

Conversion of Class A to Class B common shares outstanding	—	10,810,901	—	10,117,082

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,810,901	32,888,232	10,117,082	34,674,941

Diluted net income (loss) per share applicable to common stockholders	$(0.10)	$(0.10)	$0.02	$0.02

	Three months ended June 30,
	2010		2011
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(1,044,939)	$(2,082,677)	$23,912	$117,484
Dividends paid to participating securities	—	(48,115)	—	(61,233)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares		(1,044,939)		23,912

Net income (loss) applicable to common stockholders	$(1,044,939)	$(3,175,731)	$23,912	$80,163

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,786,403	21,995,133	9,999,605	23,523,112

Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	—	—	1,522,617

Conversion of Class A to Class B common shares outstanding	—	10,786,403	—	9,999,605

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,786,403	32,781,536	9,999,605	35,045,334

Diluted net income (loss) per share applicable to common stockholders	$(0.10)	$(0.10)	$0.00	$0.00

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•

For the three and six months ended June 30, 2010, outstanding options to acquire 4,574,039 and 4,388,894 shares of Class B common stock with a weighted average exercise price of $9.81 and $10.08 per share, respectively. For the three and six months ended June 30, 2011, outstanding options to acquire 2,964,906 and 2,932,018 shares of Class B common stock with a weighted average exercise price of $12.23 and $12.41 per share, respectively.

•

For the three and six months ended June 30, 2010, 2,741,000 shares of unvested Class B restricted common shares issued to employees and in connection with acquisitions. For the three and six months ended June 30, 2011, 3,456,000 shares of unvested Class B restricted common shares issued to employees and in connection with acquisitions. Unvested shares were excluded from the denominator of the computation of basic net loss per share.

•

For the three and six months ended June 30, 2010, 405,000 stock options and 135,000 restricted stock units with vesting based on satisfaction of certain service and market conditions. For the three and six months ended June 30, 2011, 663,000 stock options and 221,000 restricted stock units with vesting based on satisfaction of certain service and market conditions. 663,000 stock options and 221,000 restricted stock units with vesting based on satisfaction of certain service and market conditions were excluded from the denominator of the computation of basic net income per share for the three months ended June 30, 2011.

•

For the three and six months ended June 30, 2011, 4,214,071 shares of Class B common stock based on the June 30, 2011 closing stock price that may be issued in lieu of cash for the deferred payments related to the acquisition of Jingle using the “if converted” method. See Note 11 for further discussion.

(5) Concentrations

The Company maintains substantially all of their cash and cash equivalents with one financial institution and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

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

There were no distribution partners representing more than 10% of consolidated revenue for the three and six months ended June 30, 2010 and 2011.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Advertiser A	24%	30%	18%	29%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2010	At June 30, 2011
Advertiser A	40%	40%
Advertiser B	11%	*

*	Less than 10% of accounts receivable.

(6) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For all periods presented the Company operated as a single segment, principally in domestic markets providing digital advertiser transaction services to enterprises.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other digital activities.

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
United States	96%	94%	96%	94%
Canada	3%	5%	4%	5%
Other countries	*	*	*	*

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following:

	At December 31, 2010	At June 30, 2011
Computer and other related equipment	$10,709,539	$12,106,298
Purchased and internally developed software	6,202,642	6,530,755
Furniture and fixtures	1,129,410	1,211,476
Leasehold improvements	1,665,030	1,770,213

	$19,706,621	$21,618,742
Less: accumulated depreciation and amortization	(14,996,714)	(16,095,605)

Property and equipment, net	$4,709,907	$5,523,137

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Depreciation and amortization expense, related to property and equipment was approximately $737,000 and $706,000 for the three months ended June 30, 2010 and 2011, respectively and was $1.5 million and $1.4 million for the six months ended June 30, 2010 and 2011, respectively.

(8) Commitments

The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2018. Certain of these lease agreements have free or escalating rent payment provisions or fund certain leasehold improvements which the Company accounts for as a lease incentive. The Company recognizes rent expense under such agreements on a straight-line basis over the lease term with any lease incentive amortized as a reduction of rent expense over the lease term. The Company also has other contractual obligations expiring over varying time periods through 2015. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other outside service providers.

	Facilities operating leases	Other contractual obligations	Total
2011	$1,004,581	$1,472,791	$2,477,372
2012	2,123,980	1,751,786	3,875,766
2013	2,235,148	404,231	2,639,379
2014	2,287,470	39,655	2,327,125
2015	2,225,694	1,827	2,227,521
2016 and after	5,176,332	—	5,176,332

Total minimum payments	$15,053,205	$3,670,290	$18,723,495

Rent expense incurred by the Company was approximately $432,000 and $547,000 for the three months ended June 30, 2010 and 2011, respectively, and was $865,000 and $1.0 million for the six months ended June 30, 2010 and 2011, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and there is an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the first quarter of 2011, the Company signed an amendment to the Credit Agreement which extended the maturity period through to April 1, 2014 and increased the applicable margin rate by 25 basis points. As of June 30, 2011, the Company had no borrowings under the Credit Agreement.

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

(11) Acquisition

On April 7, 2011, the Company acquired 100% of the stock of Jingle, a provider of mobile voice search performance advertising and technology solutions in North America for the following consideration:

•	Approximately $15.8 million in cash, net of cash acquired, and 1,019,103 shares of the Company’s Class B common stock paid at closing; and

•

Future consideration of (i) $17.6 million, net of certain working capital adjustments, on the first annual anniversary of the closing, and (ii) $18.0 million on the 18th month anniversary of closing, with the future consideration payable in either cash or shares of the Company’s Class B common stock or some combination to be determined by the Company. Any shares issued in payment of the future consideration will be increased by 5%. The future consideration is recorded as current and long term deferred acquisition payments in the balance sheet.

Following the closing, the Company issued 462,247 shares of restricted stock at an aggregate value of approximately $3.3 million to employees of Jingle, subject to vesting for up to four years.

The Company accounted for the Jingle acquisition as a business combination. As a result of the acquisition, the Company added additional sources of mobile distribution to its call advertising network. The Company has already commenced integration of Jingle’s operations, including sales activities, and accordingly, revenues of the acquired operations are not readily separable. However, revenues of customers existing prior to the acquisition, net of intercompany activities, were approximately $5.6 million and pretax losses were estimated to be $1.4 million for the three and six months ended June 30, 2011 from the date of acquisition.

The fair value of the shares of Class B common stock issued as part of the consideration paid was valued at $7.6 million using the Company’s closing stock price of $7.46 per share at the acquisition date. The fair value of the future consideration payments of $34.7 million was discounted using a rate of approximately 2% based on the Company’s incremental borrowing rate and is recorded on the balance sheet as deferred payments. Acquisition related costs of approximately $1.0 million and $1.5 million for the three and six months ended June 30, 2011, respectively, were primarily for professional fees to perform due diligence, historical audits and other procedures associated with the acquisition.

In connection with the acquisition, the Company acquired federal net operating loss carryforwards. The Tax Reform Act of 1986 limits the use of net operating loss (NOL) and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. No deferred tax assets relating to these NOL carryforwards have been recorded, and the allocation of the purchase price is preliminary because we have not completed our analysis of limitations associated with these NOL carryfowards or our ability to utilize them.

A summary of the consideration for the acquisition is as follows:

Cash	$16,562,734
Stock issued	7,602,508
Future consideration	34,695,382

Total	$58,860,624

The following summarizes the preliminary allocation of the fair value of the assets acquired and the liabilities assumed at June 30, 2011:

Cash acquired	$761,420
Accounts receivable	4,626,091
Current assets	61,037
Property and equipment	215,447
Other non-current assets	147,951
Intangible assets	11,965,600
Goodwill	50,018,624

Total assets acquired	67,796,170
Current liabilities	(5,504,141)
Non-current deferred tax liabilities	(3,431,405)

Total liabilities assumed	(8,935,546)

Net assets acquired	$58,860,624

The acquired intangible assets of approximately $12.0 million consist primarily of customer and partner relationships, technology, trademarks and patents which will be amortized over 12 to 36 months (weighted average of 2.4 years) using the straight line method. The goodwill and acquired intangible assets will not be deductible for federal tax purposes.

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Jingle and is based on the historical results of operations of the Company and Jingle. The pro forma information reflects the results of operations of the Company as if the acquisition of Jingle had taken place on January 1, 2010. The pro forma information includes adjustments for amortization of intangible assets, intercompany activity and accretion of interest expense related to the future consideration. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Revenue	$52,416,982	$73,620,961	$25,312,488	$39,130,760
Net loss	(10,311,179)	(1,743,886)	(5,829,108)	(943,988)
Net loss applicable to common stockholders	(10,422,868)	(1,868,624)	(5,877,223)	(1,005,221)

(12) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Trademarks/domains	$41,992,305	$(40,415,618)	$1,576,687

	$41,992,305	$(40,415,618)	$1,576,687

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070,000	$(292,308)	$2,777,692
Patents	318,000	(73,516)	244,484
Distribution partner relationship	4,830,000	(332,308)	4,497,692
Non-compete agreements	58,600	(13,523)	45,077
Trademarks/domains	42,722,751	(41,213,182)	1,509,569
Acquired technology	2,760,000	(376,153)	2,383,847

	$53,759,351	$(42,300,990)	$11,458,361

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $41.7 million at December 31, 2010 and June 30, 2011, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $711,000 and $1.6 million for the three months ended June 30, 2010 and 2011, respectively, and was $1.4 million and $2.1 million for the six months ended June 30, 2010 and 2011, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $3.4 million for the remainder of 2011, $4.7 million in 2012, $2.9 million in 2013 and $473,000 in 2014.

(13) Goodwill

Changes in the carrying amount of goodwill for the six months ended June, 2011 are as follows:

Balance as of December 31, 2010	$35,337,428
Jingle acquisition	50,018,624
Other	(18,570)

Balance as of June 30, 2011	$85,337,482

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the goodwill is more likely than not impaired. Events and circumstances considered in determining whether the carrying value of goodwill may be impaired include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

No impairment of the Company’s goodwill and intangible assets have been identified to date in 2011. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of its assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an impairment loss.

(14) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	At December 31, 2010	At June 30, 2011
Internet domain names	$15,683,320	$15,536,614
Less accumulated amortization	(13,877,115)	(14,315,410)

Internet domain names, net	1,806,205	1,221,204
Other assets:
Registration fees, net	35,143	23,372
Other	228,869	432,234

Total intangibles and other assets, net	$2,070,217	$1,676,810

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and six months ended June 30, 2011 to renew or extend the term for domain names was $533,000 and $936,000, respectively. The weighted average renewal period for registration fees as of June 30, 2011 was approximately one year.

Amortization expense for internet domain names was approximately $391,000 and $283,000 for the three months ended June 30, 2010 and 2011, respectively, and was $853,000 and $612,000 for the six months ended June 30, 2010 and 2011, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $573,000 for the remainder of 2011, $433,000 in 2012, $175,000 in 2013, $40,000 in 2014 and $0 thereafter.

(15) Common Stock

In April 2011, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on May 16, 2011 to the holders of record as of the close of business on May 6, 2011. The Company paid approximately $743,000.

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

During the six months ended June 30, 2011, the Company repurchased 409,000 shares of Class B common stock for approximately $3.1 million at an average stock price of $7.58 per share. The 409,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of June 30, 2011.

During the six months ended June 30, 2011, the Company’s board of directors approved the retirement of approximately 253,000 shares of treasury stock. The excess of purchase price over par value of $1.6 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(16) Subsequent Events

In July 2011, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on August 15, 2011 to the holders of record as of the close of business on August 5, 2011. The Company expects to pay approximately $739,000 for these quarterly dividends.

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

Overview

We are a call advertising and small business marketing company. We deliver call and click-based advertising products and services to tens of thousands of advertisers, ranging from small businesses to Fortune 500 companies. Our technology-based products and services facilitate the efficient and cost-effective marketing and selling of goods and services for small and national advertisers who want to market and sell their products through mobile, online and offline channels; and a proprietary, locally-focused web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Call Advertising Services. We deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. These services include pay-for-call and mobile voice search through the Marchex Pay-For-Call Exchange and Marchex Call Analytics’ solutions, which include phone number and call tracking, call mining, keyword-level tracking, click-to-call, web site proxying, and other call-based products which enable our customers to utilize mobile, online and offline advertising to drive calls as well as clicks into their businesses and to measure the effectiveness of their advertising campaigns. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Small Business Marketing Products. Our small business marketing products enable reseller partners of small business advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising and/or search marketing products through their existing sales channels, which are then fulfilled by us across our distribution network, including mobile sources, leading search engines and our own proprietary traffic sources. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, offline call advertising. The lead services we offer to small business advertisers through our small business marketing products include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The small business marketing products have the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), AT&T is our largest reseller partner and was responsible for 29% and 30% of our total revenues for the three and six months ended June 30, 2011, respectively, of which the majority is derived from our small business marketing products.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local web sites, mobile distribution and our own Publishing Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our web sites or a third-party web site in our distribution network to an advertiser’s web site and completes a specified action. We also offer a private-label platform for publishers, separate and distinct from our small business marketing products which enable them to monetize their web sites with contextual advertising from their own customers or from our advertising relationships. We sell pay-per-click contextual advertising placements on specialized vertical and branded publisher web sites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Publishing Network. We believe our Publishing Network is a significant source of local information online and a source of calls within the Marchex Pay-For-Call Exchange. It includes more than 200,000 of our owned and operated web sites focused on helping users make informed decisions about where to get local products and services. It features listings from more than 10 million small businesses in the U.S. and millions of expert and user-generated reviews on small businesses. The more than 200,000 web sites in our network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our Publisher Network is primarily monetized with pay-for-call and pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We currently have offices in Seattle, Washington; Las Vegas, Nevada; Billerica, Massachusetts; and New York, New York.

Acquisition

On April 7, 2011, the Company acquired 100% of the stock of Jingle Networks, Inc. (“Jingle”) a provider of mobile voice search performance advertising and technology solutions in North America for the following consideration:

•	Approximately $15.8 million in cash, net of cash acquired, and 1,019,103 shares of the Company’s Class B common stock paid at closing; plus

•

Future consideration of (i) $17.6 million, net of certain working capital adjustments on the first anniversary of the closing, and (ii) $18.0 million on the 18th month anniversary of closing, with the future consideration payable in either cash or shares of the Company’s Class B common stock or some combination to be determined by Marchex. Any shares issued in payment of the future consideration will be increased by 5%.

Following the closing, the Company issued 462,247 shares of restricted stock at an aggregate value of approximately $3.3 million to employees of Jingle, subject to vesting for up to four years.

The fair value of the shares of Class B common stock issued as part of the consideration paid was valued at $7.6 million using the Company’s closing stock price of $7.46 per share at the acquisition date. The fair value of the future consideration payments of $34.7 million, was determined using a rate of approximately 2% based on the Company’s incremental borrowing rate and is recorded as current and long term deferred acquisition payments in the balance sheet.

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

The comparative periods presented are for the three and six months ended June 30, 2010 and 2011.

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

Performance-Based Advertising Services

In providing call advertising services and pay-per-click advertising, we generate revenue upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each phone call or click-through, which occurs when a user makes a phone call or clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third-party Internet domains or web sites, our portfolio of owned web sites, other targeted Web-based content and offline sources. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our web sites or a third-party web site in our distribution network to an advertiser web site and completes the specified action.

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

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets identified in connection with our acquisitions.

The intangible assets have been identified as:

•	non-competition agreements;

•	trade and Internet domain names;

•	distributor relationships;

•	customer relationships;

•	advertising relationships;

•	patents; and

•	acquired technology.

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

As of June 30, 2011, we have net deferred tax assets of $47.5 million, relating primarily to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain federal, state and foreign net operating loss carryforwards, will be realized. As of June 30, 2011, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $4.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of June 30, 2011, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of June 30, 2011, excluding Jingle, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

In connection with the Jingle acquisition, we acquired federal net operating loss carryforwards. We believe that changes in the stock ownership of Jingle have occurred, and that the utilization of the carryforwards is limited such that the substantial majority of the NOL carryforwards will never be available. No deferred tax assets relating to these NOL carryforwards have been recorded, and the allocation of the purchase price is preliminary because we have not completed our analysis of limitations associated with these NOL carryfowards or our ability to utilize them.

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2010 and 2011 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2011	2010	2011
Revenue	100%	100%	100%	100%

Expenses:
Service costs	58%	57%	64%	56%
Sales and marketing	16%	10%	16%	10%
Product development	18%	16%	20%	15%
General and administrative	18%	17%	20%	16%
Amortization of intangible assets from acquisitions	3%	3%	3%	4%
Acquisition related costs	0%	2%	0%	3%

Total operating expenses	114%	104%	124%	104%
Gain on sales and disposals of intangible assets, net	4%	7%	3%	7%

Income (loss) from operations	-9%	3%	-21%	3%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	0%
Other	0%	0%	0%	0%

Total other income	0%	0%	0%	0%

Income (loss) before provision for income taxes	-9%	3%	-20%	2%
Income tax expense (benefit)	-2%	2%	-6%	2%

Net income (loss)	-7%	1%	-15%	0%
Dividends paid to participating securities	0%	0%	0%	0%

Net income (loss) applicable to common stockholders	-7%	1%	-15%	0%

Comparison of the Three months ended June 30, 2010 to the Three months ended June 30, 2011 and the Six months ended June 30, 2010 to the Six months ended June 30, 2011.

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Partner and Other Revenue Sources	$31,894,985	$57,061,097	$14,933,243	$33,319,728
Proprietary Web site Traffic Sources	13,500,349	10,779,541	6,460,110	5,441,055

Total Revenue	$45,395,334	$67,840,638	$21,393,353	$38,760,783

Our partner network revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third-party Internet domains or web sites, other targeted Web-based content, mobile carriers, and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services, natural search optimization services and outsourced search marketing platforms. Our publishing network revenues are generated from our portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee.

Revenue increased 81% from $21.4 million for the three months ended June 30, 2010 to $38.8 million in the same period in 2011. The partner and other revenues increased $18.4 million and were affected primarily by increased revenues of $18.7 million from our call advertising services, which includes approximately $5.6 million indirectly attributable to the pre-existing customers from the Jingle acquisition, and small business marketing products which was driven by adding tens of thousands national and small business accounts across our call advertising services and small business marketing product platforms and certain pricing reductions and incentives provided to AT&T as part of an extension of our arrangement with AT&T in the second quarter of 2010. This increase was offset by a $300,000 decrease in revenue from our pay-per-click services.

Under our primary arrangement with AT&T, we generate revenues from our small business marketing products to sell call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with AT&T through June 30, 2015 that includes certain exclusivity provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. As part of the arrangement, we provided pricing reductions including significant 2010 pricing incentives. We expect revenues from our arrangement with AT&T to scale upwards in 2011 with the addition of new advertiser accounts. AT&T accounted for 18% and 29% of total revenues during the three months ended June 30, 2010 and 2011, respectively.

Our online publishing network revenue decreased $1.0 million and was primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites.

Revenue increased 49% from $45.4 million for the six months ended June 30, 2010 to $67.8 million in the same period in 2011. The partner and other revenues increased $25.2 million and were affected primarily by increased revenues of $26.4 million from our call advertising services, which includes approximately $5.6 million indirectly attributable to the acquisition of Jingle, and small business marketing products which was driven by adding tens of thousands national and small business accounts across our call advertising services and small business marketing product platforms and certain one-time pricing incentives provided to AT&T as part of an extension of our arrangement with AT&T in the second quarter of 2010. This increase was offset by a $1.2 million decrease in revenue from our pay-per-click services.

Our online publishing network revenue decreased $2.7 million and was primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory Web sites.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of phone calls and click-throughs performed by users of our service through our distribution partners and proprietary web site traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our Web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary web site traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

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

Expenses

Expenses were as follows:

	Six months ended June 30,				Three months ended June 30,
	2010	% of revenue	2011	% of revenue	2010	% of revenue	2011	% of revenue
Service costs	$26,305,045	58%	$38,372,841	57%	$13,655,544	64%	$21,700,459	56%
Sales and marketing	7,422,083	16%	6,627,648	10%	3,511,375	16%	3,933,920	10%
Product development	8,288,614	18%	10,826,446	16%	4,326,330	20%	5,937,336	15%
General and administrative	8,125,820	18%	11,294,100	17%	4,289,559	20%	6,138,665	16%

Amortization of intangible assets from acquisitions	1,415,373	3%	2,083,795	3%	710,907	3%	1,619,593	4%
Acquisition related costs	—	0%	1,451,240	2%	—	0%	1,049,117	3%

	$51,556,935	114%	$70,656,070	104%	$26,493,715	124%	$40,379,090	104%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Service costs	$384,632	$598,946	$205,149	$313,968
Sales and marketing	381,094	639,152	214,437	420,311
Product development	460,176	704,573	251,971	390,557
General and administrative	3,755,118	5,513,779	1,922,140	2,820,570

Total stock-based compensation	$4,981,020	$7,456,449	$2,593,697	$3,945,405

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 59%, from $13.7 million in the three months ended June 30, 2010 to $21.7 million in the same period in 2011. The increase was primarily attributable to increases in distribution partner payments, communication and network costs, personnel costs, stock based compensation, travel costs, facility costs and fees paid to outside service providers totaling $8.2 million. These increases are also related to the incremental revenues as a result of the Jingle acquisition and the related operating activities.

Service costs represented 64% of revenue in the three months ended June 30, 2010 as compared to 56% in 2011. The 2011 decrease as a percentage of revenue in service costs was primarily a result of certain pricing reductions and pricing incentives as part of an extension of our arrangement with AT&T in the second quarter of 2010.

Service costs increased 46%, from $26.3 million in the six months ended June 30, 2010 to $38.4 million in the same period in 2011. The increase was primarily attributable to increases in distribution partner payments, communication and network costs, personnel costs, stock based compensation, facility costs, travel costs and fees paid to outside service providers totaling $12.3 million. These increases are also related to the incremental revenues as a result of the Jingle acquisition and the related operating activities.

Service costs represented 58% of revenue in the six months ended June 30, 2010 as compared to 57% in 2011. The 2011 decrease as a percentage of revenue in service costs was primarily a result of certain pricing reductions and pricing incentives as part of an extension of our arrangement with AT&T in the second quarter 2010.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our proprietary web site traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary web site traffic sources have no corresponding distribution partner payments. To the extent our proprietary web site traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We expect with an increase in the proportion of partner and other revenue sources, service costs will increase as a percentage of revenue in the near term. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 12%, from $3.5 million for the three months ended June 30, 2010 to $3.9 million in the same period in 2011. The increase was primarily attributable to increased personnel and stock compensation costs related to Jingle offset by a decrease in online and outside marketing activities. As a percentage of revenue, sales and marketing expenses were 16% and 10% for the three months ended June 30, 2010 and 2011, respectively. The 2011 decrease as a percentage of revenue in sales and marketing expenses was primarily a result of revenues increasing at a greater rate when compared to the increase in sales and marketing expenses. We expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be modestly higher in absolute dollars.

We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Sales and marketing expenses decreased 11% from $7.4 million for the six months ended June 30, 2010 to $6.6 million in the same period in 2011. As a percentage of revenue, sales and marketing expenses were 16% and 10% for the six months ended June 30, 2010 and 2011, respectively. The net decrease in dollars and percentage of revenue was related primarily to a decrease in online and outside marketing activities partially offset by increases in personnel and stock compensation costs related to the Jingle acquisition and fees paid to outside service providers.

Product Development. Product development expenses increased 37%, from $4.3 million for the three months ended June 30, 2010 to $5.9 million in the same period in 2011. The increase in dollars was primarily due to an increase in personnel costs, stock based compensation, travel costs and fees paid to outside service providers of $1.6 million and costs related to Jingle. As a percentage of revenue, product development expenses were 20% and 15% for the three months ended June 30, 2010 and 2011, respectively. The 2011 decrease as a percentage of revenue in product development costs was primarily a result of revenues increasing at a greater rate when compared to the increase in product development costs. In the near term, we expect product development expenditures to be modestly higher in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

Product development expenses increased 31%, from $8.3 million for the six months ended June 30, 2010 to $10.8 million in the same period in 2011. The increase in dollars was primarily due to an increase in personnel costs and stock based compensation, travel costs and fees paid to outside service providers of $2.5 million. As a percentage of revenue, product development expenses were 18% and 16% for the six months ended June 30, 2010 and 2011, respectively. This decrease as a percentage of revenue in product development expense was primarily a result of revenues increasing at a greater rate when compared to the increase in product development costs.

General and Administrative. General and administrative expenses increased 43%, from $4.3 million in the three months ended June 30, 2010 to $6.1 million in the same period in 2011. The increase in dollars was primarily due to an increase in stock based compensation and personnel costs related to Jingle, fees paid to outside service providers, travel and other operating costs of $1.8 million. As a percentage of revenue, general and administrative expenses were 20% and 16% for the three months ended June 30, 2010 and 2011, respectively. The 2011 decrease as a percentage of revenue in general and administrative expenses was primarily a result of revenues increasing at a greater rate when compared to the general and administrative expenses. We expect our general and administrative expenses to be relatively stable in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

General and administrative expenses increased 39% from $8.1 million for the six months ended June 30, 2010 to $11.3 million in the same period in 2011. The increase in dollars was primarily due to an increase in stock based compensation and personnel costs related to the Jingle acquisition, fees paid to outside service providers, travel and other operating costs of $3.2 million. As a percentage of revenue, general and administrative expenses were 18% and 17% for the six months ended June 30, 2010 and 2011, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense increased 128%, from $711,000 in the three months ended June 30, 2010 to $1.6 million in the same period in 2011. The increase was associated with amortization of intangible assets acquired in the Jingle acquisition in April 2011 offset partially by certain intangible assets from prior acquisitions being fully amortized. During the three months ended June 30, 2011, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Intangible amortization expense increased 47%, from $1.4 million in the six months ended June 30, 2010 to $2.1 million in the same period in 2011. The increase was associated with amortization of intangible assets acquired in the Jingle acquisition in April 2011 offset somewhat by certain intangible assets from prior acquisitions being fully amortized. During the six months ended June 30, 2011, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. Preliminary estimates of the identified intangibles are $12.0 million and are being amortized over a range of useful lives of 12 to 36 months. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

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

Acquisition related costs. Acquisition related costs for the three and six months ended June 30, 2011 of $1.0 million and $1.5 million were primarily for professional fees to perform due diligence, historical audits, in connection with regulatory filings and other procedures associated with our acquisition of Jingle in April 2011.

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $690,000 and $2.0 million for the three and six months ended June 30, 2010, respectively, as compared to $2.7 million and $4.6 million in the same periods in 2011, respectively, and were primarily attributable to the sales and disposals of Internet domain names.

Other Income (expense), net. Other income, net were $37,000 and $31,000 in the three and six months ended June 30 2010, respectively, compared to other (expense), net of $174,000 and $72,000 for the same periods in 2011, respectively. The net expense for the three months ended June 30, 2011 was primarily due to accretion of interest expense related to the future consideration for the Jingle acquisition recorded of $162,000 and line of credit fees of $21,000 net of interest income and other. The net expense for the six months ended June 30, 2011 was primarily due to accretion of interest expense related to the future consideration for the Jingle acquisition recorded of $162,000 and line of credit fees and other of $47,000 net of interest income of $138,000 which included a tax refund.

Income Taxes. The income tax benefits were $1.2 million and $917,000 for the three and six months ended June 30, 2010 compared to income tax expense of $779,000 and $1.0 million in the same periods in 2011.

In the three and six months ended June 30, 2011, the effective tax rate of 85% and 59% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, acquisition related costs related to the Jingle acquisition, non-cash accretion of interest expense, and other non-deductible amounts. In addition, we recorded $181,000 of income tax benefit associated with the completion of our federal return audits for years 2005 through 2007 in the first quarter of 2011.

In the three and six months ended June 30, 2010, the effective tax rates of 29% and 22% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method and other non-deductible amounts.

Net Income (Loss). Net income (loss) increased from a net loss of $3.2 million and $3.3 million for the three and six months ended June 30, 2010, respectively, to net income of $80,000 and $593,000 in the same periods in 2011, respectively. The increase was primarily attributable to an increase in revenues and gains on sales of intangible assets, offset partially by operating costs increases and acquisition related costs of $1.0 million and $1.5 million for the three and six months ended June 30, 2011, respectively, in which there were no comparable costs in 2010. Income tax expense of $779,000 and $1.0 million recorded in the three and six months ended June 30, 2011 further offset the increase in revenues. The Jingle acquisition resulted in increased revenues and operating costs.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $28.3 million and we had current and long term contractual obligations of $54.4 million, of which $35.6 million is for deferred payments related to the Jingle acquisition and $15.1 million for rent under our facility leases.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, and accretion of interest, gain on sales and disposals of intangible assets, net and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2011 of approximately $8.2 million consisted primarily of net income of $718,000 adjusted for non-cash items of $13.0 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and accretion of interest expense, gain on sales and disposals of intangible assets, net of $4.6 million and approximately $834,000 used for working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2010 of approximately $4.3 million consisted primarily of net loss of $3.2 million adjusted for non-cash items of $11.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes, gain on sales and disposals of intangible assets, net of $2.0 million and approximately $2.0 million used for working capital and other activities.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to the distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. We generally receive payment from advertisers in close proximity or in some cases prior to the timing of the corresponding payments to the distribution partners who provide placement for the listings. These services constituted the majority of revenues for the three and six months ended June 30, 2010 and 2011. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site revenues.

Nearly all of the reseller partner arrangements are billed on a monthly basis following the month of our phone call or click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. For these services, reseller partner payments are generally received two to four weeks following payment to the distribution partners. We expect that in the future periods, if the amounts from our reseller partner arrangements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our small business marketing products, such as AT&T, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, and Yellow Pages Group Canada, whereby we receive payment between 30 and 60 days following the delivery of services. For the six months ended and as of June 30, 2011 amounts from these partners totaled 46% of revenue and $16.5 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at June 30, 2011 from AT&T totaled $12.0 million.

Cash used in investing activities for the six months ended June 30, 2011 of approximately $13.2 million was primarily attributable to the cash paid at closing of $15.8 million related to the Jingle acquisition, and purchases for property and equipment of $2.0 million which were partially offset by proceeds from the sales of intangible assets of approximately $4.7 million. In April 2011, we acquired Jingle in which $15.8 million, net of cash acquired, was paid at closing and includes deferred acquisition payments of $17.6 million and $18.0 million to be paid in cash or shares of Class B common stock or a combination of both at the Marchex’s option on the 12th and 18th month anniversaries of closing. Any deferred acquisition payments paid in shares will be increased by 5%. Cash provided by investing activities for the six months ended June 30, 2010 of approximately $32,000 was primarily attributable to net purchases for property and equipment of less than $2.0 million which were more than offset by proceeds from the sales of intangible assets of approximately $2.0 million. We expect property and equipment purchases will increase as we continue to invest in equipment and software. To the extent our operations increase, we expect to increase expenditures for our systems and personnel. We expect our expenditures for product development initiatives and internally developed software will increase in the longer term in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash used in financing activities for the six months ended June 30, 2011 of approximately $4.0 million was primarily attributable to the repurchase of 409,000 shares of Class B common stock for treasury stock totaling approximately $3.1 million and common stock dividend payments of $1.5 million, partially offset by net proceeds of approximately $523,000 from the sale of stock through employee stock options and employee stock plan purchases. Cash used in financing activities for the six months ended June 30, 2010 of approximately $5.0 million was primarily attributable to the repurchase of 715,000 shares of Class B common stock for treasury stock totaling approximately $3.7 million, and common stock dividend payments of $1.4 million. The following table summarizes our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$15,053,205	$1,004,581	$4,359,128	$4,513,164	$5,176,332
Other contractual obligations (3)	39,309,290	$1,472,791	37,795,017	41,482	—

Total contractual obligations (1),(2)	$54,362,495	$2,477,372	$42,154,145	$4,554,646	$5,176,332

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $299,000 are not included due to their uncertainty.
(3)

Includes deferred acquisition payments of $17.6 million and 18.0 million to be paid in cash or shares of Class B common stock or a combination of both option on the 12th and 18th month anniversaries of closing related to the Jingle acquisition. Any deferred acquisition payments paid in shares will be increased by 5%. These deferred acquisition payments are recorded on the balance sheet as short and long term liabilities.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points. As of June 30, 2011, we had $30 million of availability under the credit agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2011, approximately 409,000 shares of Class B common stock were repurchased. The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2010, quarterly dividends were paid on February 15, May 17, August 16 and November 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 5, August 6 and November 5, respectively. For 2011, quarterly dividends were paid on February 15 and May 16 to Class A and Class B common stockholders of record as of the close of business of February 4 and May 6. The aggregate quarterly dividends paid in February 2011 and May 2011 were approximately $712,000 and $743,000, respectively. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. In July 2011, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay these dividends on August 15, 2011 to the holders of record as of the close of business on August 5, 2011. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $2.9 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

On May 6, 2011, a Registration Statement on Form S-3 (File No. 174016) relating to the resale of 1,019,103 shares of our Class B common stock by certain selling stockholders with S-3 registration rights granted in connection with the Jingle acquisition was filed the SEC. This Registration Statement on Form S-3 has not yet been declared effective by the SEC. We will not receive any proceeds in connection with these sales by selling stockholders.

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

We apply the provisions of FASB ASC 350 “Goodwill and Intangible Assets”. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. If our stock price were to trade below book value per share for an extended period of time and/or we continue to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

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

During 2010, we issued equity awards of stock options and restricted stock units that have vesting based on a combination of certain service and market conditions. For equity awards with vesting based on a combination of certain service and market conditions, we factor an estimated probability of achieving certain service and market conditions and recognize compensation cost over the requisite service period of the award. We used a binomial lattice model to determine the fair value and a Monte Carlo simulation to determine the derived service period. There were no stock options or restricted stock units that have vesting based on a combination of certain service and market conditions granted during the first six months of 2011.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either an increase to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain federal, state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, may be reduced in the near term from tax attributes and operating results of acquired businesses, if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This may result in increases to the valuation allowance for deferred tax assets and may increase income tax expense of up to the entire net amount of deferred tax assets. From time to time, various federal, state, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2010 Annual Report on Form 10-K. They have been updated to include information as of August 9, 2011.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $140.0 million as of June 30, 2011. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

We rely on certain advertiser reseller partners and agencies, including AT&T (through our contract with AT&T’s subsidiary Yellowpages.com LLC d/b/a AT&T Interactive), Yellowbook USA Inc., The Cobalt Group, Super Media, Inc., Dex One, Yodle and Yellow Pages Group Canada for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. AT&T is our largest advertiser reseller partner and was responsible for 30% of our total revenues for the six months ended June 30, 2011.

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

We received approximately 48% and 53% of our revenue from our five largest customers for the year ended December 31, 2010, and for the six months ended June 30, 2011, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 48% and 53% of our total revenues for the year ended December 31, 2010 and the six months ended June 30, 2011, respectively. AT&T is our largest customer and was responsible for 30% of our total revenues for the six months ended June 30, 2011 and 40% of accounts receivable at June 30, 2011. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Certain voice and mobile advertising-based products that we acquired as part of our recent acquisition of Jingle are heavily reliant on vendors. The free directory product that we now provide relies on technology provided by third-party vendors that include voice recognition software and business, government and residence data listings. We cannot guarantee that the technology and services provided by our third-party vendors will be of sufficient quality to meet the demands of our customers. Further, we cannot guarantee that the technologies and services will be available to us in the future on acceptable terms, if at all. Any perception by our customers that our voice and mobile advertising-based products are incomplete or not of sufficient quality could lead to a loss in confidence by our customers, which in turn could lead to a decline in revenues. If we are unable to continue maintaining, advancing and improving our voice and mobile advertising-based products, our operating results may be adversely affected.

We may be subject to intellectual property claims, which could adversely affect our financial condition and ability to use certain critical technologies, divert our resources and management attention from our business operations and create uncertainty about ownership of technology essential to our business.

Our success depends, in part, on our ability to operate without infringing on the intellectual property rights of others. There can be no guarantee that any of our intellectual property will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims, including claims of trademark infringement in connection with our acquisition of previously-owned Internet domain names and claims of copyright infringement with respect to certain of our proprietary web sites that would be costly to defend and could limit our ability to use certain critical technologies.

The expansion of our call advertising business increases the potential intellectual property infringement claims we may be subject to. Jingle Networks, which we recently acquired, is subject to patent infringement claims which were unsuccessful at trial but which may be appealed and no assurances can be given as to their ultimate outcome. While we have certain indemnification rights from the former stockholders of Jingle, no assurances can be given that such indemnification rights will be sufficient to satisfy any future defense costs, settlement amounts or an ultimate adverse judgment in such litigation.

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

Further, as of June 30, 2011, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 90% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founders, for any reason, or any conflict among our founders, could harm our current and future operations and prospects.

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

We recorded a substantial non-cash impairment charge for goodwill and intangible assets during the fourth quarter of 2008 as a result of the impact of the adverse economic environment including the deterioration in the equity and credit markets. We may be required to record future charge to earnings in our financial statements during the period in which any additional impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

We may be required to establish a valuation allowance against our deferred income tax asset.

Factors in our ability to realize a tax benefit from our deferred income tax asset include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. If we determine that all or a portion of the deferred income tax asset will not result in a future tax benefit, a valuation allowance may be established with a corresponding charge to net income. Such charges may have a material adverse effect on our results of operations or financial condition. The likelihood of recording such a valuation allowance may be impacted by our acquisitions, and increases during periods of economic downturn.

We may not be able to realize the intended and anticipated benefits from our acquisitions of Internet domain names in part due to our increasing business focus on digital call advertising products, which could affect the value of these acquisitions to our business and our ability to meet our financial obligations and targets.

We may not be able to realize the intended and anticipated benefits from our acquisitions of Internet domain names in part due to our increasing focus on digital call advertising products. These intended and anticipated benefits included increasing our cash flow from operations, broadening our distribution offerings and delivering services that strengthen our advertiser relationships.

If the acquired assets are not integrated into our business as we had anticipated, we may not be able to achieve these benefits or realize the value paid for our acquisitions of Internet domain names, which could materially harm our business, financial condition and results of operations.

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

Each of these methods requires the use of a third party product or service, such as an Internet browser or search engine application or directory. Internet browsers may provide alternatives to the URL address box to locate web sites, and search engines may from time to time change and establish rules regarding the indexing and optimization of web sites. We also market certain web sites through search engine applications. Historically, we have limited our search engine marketing to less than five leading search engines.

Product developments and market practices for these means of access to our web sites are not within our control. We may experience a decline in traffic to our web sites if third party browser technologies or search engine methodologies and rules are changed to our disadvantage. We have experienced abrupt search engine algorithm and policy changes in the past. We expect the search engine applications we utilize to market and drive users to our web sites to continue to periodically change their algorithms, policies and technologies. These changes may result in an interruption in users ability to access our web sites or impair our ability to maintain and grow the number of users who visit our web sites. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid-listings escalate. Any of these changes could have a material adverse effect on our business.

We may experience unforeseen liabilities in connection with our acquisitions of Internet domain names or arising out of third party domain names included in our distribution network, which could negatively impact our financial results.

The Name Development, Pike Street and AreaConnect asset acquisitions involved the acquisition of a large number of previously-owned Internet domain names. Furthermore, we have separately acquired and may acquire in the future additional previously-owned Internet domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired Internet domain names under the Uniform Domain Name Dispute Resolution Policy administered by ICANN or actions under the U.S. Anti-Cybersquatting Consumer Protection Act. Additionally, we display pay-for-call or pay-per-click listings on third party domain names and third party web sites that are part of our distribution network, which also could subject us to a wide variety of civil claims including intellectual property ownership and infringement.

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

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in the following areas:

•	sales to advertisers of pay-for-call services;

•	sales to advertisers of pay-per-click services;

•	aggregation or optimization of online advertising for distribution through mobile and online search engines and applications, product shopping engines, directories, web sites or other offline outlets;

•

provision of local and vertical web sites containing information and user feedback designed to attract users and help consumers make better, more informed local decisions, while providing targeted advertising inventory for advertisers;

•	delivery of pay-for-call advertising to end users or customers of advertisers through mobile and online destination web sites or other offline distribution outlets;

•	delivery of online advertising to end users or customers of advertisers through mobile and online destination web sites or other offline distribution outlets;

•	local search sales training;

•	services and outsourcing of technologies that allow advertisers to manage their advertising campaigns across multiple networks and track the success of these campaigns;

•	third party domain monetization; and

•	sales to advertisers of call tracking, call analytics, and presence management services.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, patent and trademark law. To date, we acquired U.S. Patent No. 6,822,663 titled “Transform Rule Generator for Web-Based Markup Languages” through our Voice Services transaction. We also own U.S. Patent No. 7,668,950 titled “Automatically Updating Performance-Based Online Advertising System and Method,” U.S. Patent Application No. 11/985,188 titled “Method and System for Tracking Telephone Calls,” U.S. Patent Application No. 12/512,821 titled “Facility for Reconciliation of Business Records Using Genetic Algorithms,” U.S. Patent Application No. 12/829,372 and corresponding International Application No. PCT/US11/42792 titled “System and Method to Direct Telephone Calls to Advertisers,” U.S. Patent Application No. 12/829,373 and corresponding International Application No. PCT/US11/42812 titled “System and Method for Calling Advertised Telephone Numbers on a Computing Device,” U.S. Patent Application No. 12/829,375 and corresponding International Application No. PCT/US11/42819 titled “System and Method to Analyze Calls to Advertised Telephone Numbers”, and U.S Patent Application No. 12/844,488 titled “Systems and Methods for Blocking Telephone Calls.” Jingle, which we recently acquired, owns U.S. Patent No. 7,212,615 titled “Criteria Based Marketing For Telephone Directory Assistance,” U.S. Patent No. 7,702,084 titled “Toll-Free Directory Assistance With Preferred Advertisement Listing,” U.S. Patent No. 7,961,861 titled “Telephone Search Supported By Response Location Advertising,” U.S. Patent Application No. 11/290,148 titled “Telephone Search Supported By Advertising Based on Past History Of Requests,” U.S. Patent Application No. 11/291,094 and corresponding European Patent Application No. 5826299.99 titled “Telephone Search Supported By Keyword Map to Advertising,” U.S. Patent Application No. 12/284,722 titled “Ordering Directory Assistance Search Results By Local Popularity Of Search Results,” U.S. Patent Application No. 11/728,187 titled “Toll-Free Directory Assistance With Competitor Advertisement,” U.S. Patent Application No. 11/728,188 titled “Toll-Free Directory Assistance Without Charge To The Customer,” U.S. Patent Application No. 11/728,189 titled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category,” U.S. Patent Application No. 11/897,262 titled “Directory Assistance With Data Processing Station,” U.S. Patent Application No. 11/897,249 titled “Toll-Free Directory Assistance With Category Search” and U.S. Patent Application No. 11/981,520 titled “Directory Assistance With Advertisement From Category Related to Request Category.” In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trademarks, trade names and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

We may initiate patent litigation against third parties to protect or enforce our patent rights, and we may be sued by others seeking to invalidate our patents or prevent the issuance of future patents. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.

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

•

The Children’s Online Privacy Protection Act (COPPA) restricts the distribution of certain materials deemed harmful to children and imposes limitations on web sites’ ability to collect personal information from minors. COPPA allows the Federal Trade Commission (FTC) to impose fines and penalties upon web site operators whose sites do not fully comply with the law’s requirements. We do not currently offer any web sites “directed to children,” nor do we collect personal data from children.

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

•

The Computer Fraud and Abuse Act and other federal and state laws protect computer users from unauthorized computer access/hacking, and other actions by third parties which may be viewed as a violation of privacy. For example, Michigan and Utah have enacted child protection laws, designed to protect children under the age of 18 from receiving adult content via e-mail and other electronic forms of communication (e.g., cell phones and IM). Both Michigan and Utah have developed lists of minors’ e-mail addresses based on parents’ and guardians’ submissions. Once an address has been on a list for 30 days, Web publishers are prohibited from sending the address anything containing, or even linking to, advertising for a product or service that a minor is legally prohibited from purchasing or using, even if the owner of that address previously requested to receive the information. In addition, senders need to match their own mailing lists against the state registries on at least a monthly basis, for which they must pay both Michigan and Utah a per-address fee. Courts may apply each of these laws in unintended and unexpected ways. As a company that provides services over the Internet as well as call recording and call tracking services, we may be subject to an action brought under any of these or future laws.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Select Market (formerly, the Nasdaq National Market) ranged from $3.00 to $26.14 per share through June 30, 2011. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with acquisitions, including in connection with our Jingle acquisition;

•	actual or anticipated fluctuations in our operating results;

•	developments concerning our various strategic collaborations;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners, reseller partners and agencies, or advertisers;

•	changes in earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies;

•	changes in our industry and the overall economic environment;

•	volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock or upon exercise of stock options;

•	Class B common stock repurchases under our previously announced share repurchase program;

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

As of June 30, 2011, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 90% of the combined voting power of all outstanding shares of our capital stock. These founders together control 91% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2011, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
April 1, 2011 – April 30, 2011 (2)	32,015	$6.91	29,515	836,122
May 1, 2011 – May 31, 2011	123,456	$7.13	123,456	1,007,342
June 1, 2011 – June 30, 2011	226,367	$7.71	226,367	609,755

Total Class B Common Shares	381,838	$7.46	379,338	609,755

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.
(2)	Includes 2,500 shares of restricted equity subject to vesting which were issued to a certain employee. We repurchased shares which were not already vested for $0.01 share upon termination of employment.

Item 6.	Exhibits

Exhibits:

(+)2.10	Agreement and Plan of Merger dated as of April 7, 2011 by and among Marchex, Inc., Marchex Acquisition Corporation, Jingle Networks, Inc. and with respect to Articles II, V and VIII only, Chip Hazard as the Stockholder Representative (1).

†31(i)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

†31(ii)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

††32.1	Certification of CEO pursuant to Section 1350.

††32.2	Certification of CFO pursuant to Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-174016) filed with the SEC on June 29, 2011.
†	Filed herewith.
††	Furnished herewith.
(+)	Certain information in this agreement has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller (Principal Accounting Officer)

August 9, 2011