Form 10-Q
period 2011-09-30
MARCHEX INC
filed 2011-11-04
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 2, 2011
Class A common stock, par value $.01 per share	9,631,882
Class B common stock, par value $.01 per share	27,635,861

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2010	September 30, 2011

Assets
Current assets:
Cash and cash equivalents	$37,328,052	$35,488,333
Accounts receivable, net	20,213,886	29,289,426
Prepaid expenses and other current assets	3,567,504	3,075,837
Refundable taxes	3,248,908	2,518,052
Deferred tax assets	868,629	1,156,741

Total current assets	65,226,979	71,528,389
Property and equipment, net	4,709,907	5,412,733
Deferred tax assets	50,768,525	45,942,241
Intangible and other assets, net	2,070,217	1,315,636
Goodwill	35,337,428	85,313,035
Intangible assets from acquisitions, net	1,576,687	9,786,642

Total assets	$159,689,743	$219,298,676

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,165,616	$14,259,304
Accrued expenses and other current liabilities	5,106,021	8,845,556
Deferred acquisition payment	—	17,397,419
Deferred revenue	1,649,851	1,811,535

Total current liabilities	17,921,488	42,313,814
Deferred acquisition payment	—	17,638,888
Other non-current liabilities	2,076,332	2,176,792

Total liabilities	19,997,820	62,129,494
Stockholders’ equity:
Class A common stock	105,006	98,944
Class B common stock	254,802	275,014
Treasury stock	(1,360,238)	(50,147)
Additional paid-in capital	281,421,696	295,603,564
Accumulated deficit	(140,729,343)	(138,758,193)

Total stockholders’ equity	139,691,923	157,169,182

Total liabilities and stockholders’ equity	$159,689,743	$219,298,676

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2011	2010	2011
Revenue	$69,590,175	$107,703,081	$24,194,841	$39,862,443

Expenses:
Service costs (1)	40,909,245	60,221,049	14,604,200	21,848,208
Sales and marketing (1)	10,605,457	11,175,232	3,183,374	4,547,584
Product development (1)	12,482,042	16,957,961	4,193,428	6,131,515
General and administrative (1)	12,809,459	17,154,129	4,683,639	5,860,029
Amortization of intangible assets from acquisitions (2)	2,119,479	3,755,514	704,106	1,671,719
Acquisition related costs	—	1,513,109	—	61,869

Total operating expenses	78,925,682	110,776,994	27,368,747	40,120,924
Gain on sales and disposals of intangible assets, net	4,650,182	7,111,678	2,632,634	2,486,242

Income (loss) from operations	(4,685,325)	4,037,765	(541,272)	2,227,761
Other income (expense):
Interest income	55,556	140,785	17,891	3,271
Interest and line of credit expense	(79,894)	(407,273)	(27,256)	(198,208)
Other	158,226	(1,453)	111,968	(1,397)

Total other income (expense)	133,888	(267,941)	102,603	(196,334)

Income (loss) before provision for income taxes	(4,551,437)	3,769,824	(438,669)	2,031,427
Income tax expense (benefit)	(863,176)	1,798,676	54,202	778,113

Net income (loss)	(3,688,261)	1,971,148	(492,871)	1,253,314
Dividends paid to participating securities	(146,229)	(191,523)	(54,540)	(66,785)

Net income (loss) applicable to common stockholders	$(3,834,490)	$1,779,625	$(547,411)	$1,186,529

Basic net income (loss) per share applicable to Class A and Class B common stockholders	$(0.12)	$0.05	$(0.02)	$0.04
Diluted net income (loss) per share applicable to Class A and Class B common stockholders	$(0.12)	$0.05	$(0.02)	$0.03
Dividends paid per share	$0.06	$0.06	$0.02	$0.02
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	10,725,333	10,027,418	10,556,988	9,851,012
Class B	22,037,273	23,135,566	21,948,520	23,672,807
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	10,725,333	10,027,418	10,556,988	9,851,012
Class B	32,762,606	35,179,794	32,505,508	35,943,756

(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:

Service costs	$2,119,479	$3,136,956	$704,106	$1,358,992
Sales and marketing	—	590,385	—	298,077
General and administrative	—	28,173	—	14,650

Total	$2,119,479	$3,755,514	$704,106	$1,671,719

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net income (loss)	$(3,688,261)	$1,971,148
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	5,991,304	6,803,584
Accretion of interest expense	—	340,925
Leasehold improvement incentive	779,100	163,542
Gain on sales of fixed assets, net	(198)	(2,383)
Gain on sales and disposals of intangible assets, net	(4,650,182)	(7,111,678)
Allowance for doubtful accounts and advertiser credits	988,936	681,262
Stock-based compensation	7,906,255	11,408,664
Deferred income taxes, net of acquisition	2,060,558	1,106,767
Excess tax benefits related to stock-based compensation	—	(802,441)
Change in certain assets and liabilities, net of acquisition:
Accounts receivable, net	(6,942,250)	(5,098,077)
Refundable taxes	(1,208,053)	1,576,835
Prepaid expenses, other current assets and other assets	(1,425,984)	203,421
Accounts payable	3,052,390	(202,312)
Accrued expenses and other current liabilities	358,987	1,875,970
Deferred revenue	(420,750)	91,981
Other non-current liabilities	665,762	100,459

Net cash provided by operating activities	3,467,614	13,107,667
Cash flows from investing activities:
Purchases of property and equipment	(2,727,614)	(2,610,092)
Cash paid for acquisition, net of cash acquired	—	(15,801,314)
Proceeds from sales of property and equipment	198	7,475
Proceeds from sales of intangible assets	4,652,208	7,152,720
Purchases of intangible assets	(65,599)	(78,513)

Net cash provided by (used in) investing activities	1,859,193	(11,329,724)
Cash flows from financing activities:
Capital lease obligation principal payments	(6,161)	—
Excess tax benefits related to stock-based compensation	—	802,441
Common stock dividend payments	(2,114,763)	(2,193,362)
Repurchase of Class B common stock	(4,882,930)	(3,233,471)
Proceeds from exercises of stock options	30,458	988,959
Proceeds from employee stock purchase plan	12,350	17,771

Net cash used in financing activities	(6,961,046)	(3,617,662)

Net decrease in cash and cash equivalents	(1,634,239)	(1,839,719)
Cash and cash equivalents at beginning of period	33,638,002	37,328,052

Cash and cash equivalents at end of period	$32,003,763	$35,488,333

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for income taxes, net of refunds	$(1,651,963)	$(732,147)
Non-cash investing and financing activities:
Fair value of Class B common stock issued in connection with acquisition	$—	$7,602,508
Deferred payments related to acquisition	$—	$34,695,382

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a call advertising and small business marketing company. The Company delivers call and click-based advertising products and services to tens of thousands of advertisers. The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2010 and September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2011.

Acquisition

In April 2011, the Company acquired 100% of the stock of Jingle Networks, Inc. (“Jingle”), a provider of mobile voice search performance advertising and technology solutions in North America. See Note 11 for further discussion.

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

Deferred Acquisition Payment

The Company’s deferred acquisition payments represent consideration payable related to a business combination, which may be paid in either cash or shares of the Company’s Series B common stock at the Company’s discretion. Any deferred acquisition payments settled in common stock will be increased by 5%. The deferred acquisition payments were originally recognized at fair value at the date of the business combination and are recorded as liabilities on the balance sheet. Interest expense on the principal amounts due is accreted each period using the effective interest rate method.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended Accounting Standards Codification Topic 820 (“ASC 820”) to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Company is currently evaluating the effect that the provisions of ASU 2011-04 will have on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendment is effective for fiscal years beginning after Dec. 15, 2011, and interim periods within that year. The Company is evaluating the impact of the adoption of ASU 2011-05.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amended Accounting Standards Codification Topic 350 (“ASC 350”) to allow companies to first assess qualitative factors to determine whether existence of events or circumstances leads to a conclusion that it is not more likely than not that the fair value of a reporting unit is less than the carrying value. If such a conclusion is reached, then the two-step impairment test is not required to be performed. ASU 2011-08 is effective for the Company in 2012 and earlier adoption is permitted. We are currently evaluating the impact that the provisions of ASU 2011-08 will have on the consolidated financial statements.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Partner and Other Revenue Sources	$49,894,781	$91,881,194	$17,999,797	$34,820,087
Proprietary Web site Traffic Sources	19,695,394	15,821,887	6,195,044	5,042,356

Total Revenue	$69,590,175	$107,703,081	$24,194,841	$39,862,443

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

(3) Stock-based Compensation Plans

The Company accounts for stock-based compensation for employees and non-employees under the fair value method.

Stock-based compensation expense was included in the following operating expense categories as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Service costs	$608,304	$924,181	$223,672	$325,235
Sales and marketing	602,995	1,100,598	221,901	461,446
Product development	740,553	1,174,028	280,377	469,456
General and administrative	5,954,403	8,209,857	2,199,285	2,696,078

Total stock-based compensation	$7,906,255	$11,408,664	$2,925,235	$3,952,215

The per share fair value of time-vested stock options granted during the three and nine months ended September 30, 2010 and 2011 was determined on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Expected life (in years)	4.5	4.0	4.0	4.0
Risk-free interest rate	1.71%	1.33%	1.00%	0.69%
Expected volatility	66%	69%	68%	70%
Expected dividend yield	1.1%	0.91%	1.1%	0.91%

During 2010, the Company issued stock options that have vesting based on a combination of certain service and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value and a Monte Carlo simulation to determine the derived service period. The risk-free interest rate is based on the 10 year bond rate as of the valuation date based on the contractual life of the option. No stock options were granted during the nine months ended September 30, 2011 that have vesting based on a combination of certain service and market conditions. During the nine months ended September 30, 2011, 102,000 stock options vested that met a combination of certain service and market conditions.

Stock option activity during the nine months ended September 30, 2011 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2010	6,410,548	$8.48	7.20	$14,340,943
Options granted	500,600	9.06
Options forfeited	(197,764)	6.38
Options expired	(282,060)	10.76
Options exercised	(259,036)	4.17

Balance at September 30, 2011 (1)	6,172,288	$8.66	6.78	$10,464,816

(1)	Includes 765,000 options that have vesting based on a combination of service and market conditions of which 102,000 options have met vesting conditions.

The Company issues restricted stock to employees for future services and in connection with acquisitions. Restricted stock award grants are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted shares issued are accounted for under FASB ASC 718 using the straight-line method net of estimated forfeitures.

During 2010, the Company issued restricted stock units which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of a combination of certain service and market conditions. The compensation costs and derived service periods for restricted stock units with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value and a Monte Carlo simulation to determine the derived service period. No restricted stock units were granted during the nine months ended September 30, 2011 that have vesting based on a combination of certain service and market conditions. During the nine months ended September 30, 2011, 34,000 shares of restricted stock units vested that met a combination of certain service and market conditions.

Restricted stock awards and restricted stock units activity during the nine months ended September 30, 2011 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2010	3,468,750	$8.13
Granted	804,299	8.04
Vested (1)	(500,625)	4.66
Forfeited	(62,125)	6.42

Unvested balance at September 30, 2011 (2)	3,710,299	$8.61

(1)	Includes 34,000 of restricted stock units that have met vesting based on a combination of service and market conditions.
(2)	Includes 221,000 restricted stock units that have vesting based on a combination of service and market conditions.

The following table summarizes stock-based compensation expense related to all stock-based awards under the fair value method during the three and nine months ended September 30, 2010 and 2011:

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Total stock-based compensation included in net income (loss)	$7,906,000	$11,409,000	$2,925,000	$3,952,000
Income tax benefit related to stock-based compensation included in net income (loss)	$2,186,000	$3,989,000	$822,000	$1,800,000

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

In accordance with the two class method, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the earnings for the period had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on our common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in our net assets in the event of liquidation, we have allocated undistributed losses on a proportionate basis. Additionally, the Company has paid dividends equally to both classes of common stock and the unvested restricted shares since it initiated a quarterly cash dividend in November 2006.

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

The following table includes net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended:

	Nine months ended September 30,
	2010		2011
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(1,255,278)	$(2,432,983)	$538,101	$1,433,047
Dividends paid to participating securities	—	(146,229)	—	(191,523)

Net income (loss) applicable to common stockholders	$(1,255,278)	$(2,579,212)	$538,101	$1,241,524
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,725,333	22,037,273	10,027,418	23,135,566

Basic net income (loss) per share applicable to common stockholders	$(0.12)	$(0.12)	$0.05	$0.05

	Three months ended September 30,
	2010		2011
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(177,786)	$(315,085)	$348,663	$904,651
Dividends paid to participating securities	—	(54,540)	—	(66,785)

Net income (loss) applicable to common stockholders	$(177,786)	$(369,625)	$348,663	$837,866
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,556,988	21,948,520	9,851,012	23,672,807

Basic net income (loss) per share applicable to common stockholders	$(0.02)	$(0.02)	$0.04	$0.04

The following table calculates net loss to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended:

	Nine months ended September 30,
	2010		2011
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(1,255,278)	$(2,432,983)	$507,253	$1,463,895
Dividends paid to participating securities	—	(146,229)	—	(191,523)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	(1,255,278)	—	507,253

Net income (loss) applicable to common stockholders	$(1,255,278)	$(3,834,490)	$507,253	$1,779,625
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,725,333	22,037,273	10,027,418	23,135,566
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	—	—	2,016,810
Conversion of Class A to Class B common shares outstanding	—	10,725,333	—	10,027,418

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,725,333	32,762,606	10,027,418	35,179,794

Diluted net income (loss) per share applicable to common stockholders	$(0.12)	$(0.12)	$0.05	$0.05

	Three months ended September 30,
	2010		2011
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(177,786)	$(315,085)	$325,189	$928,125
Dividends paid to participating securities	—	(54,540)	—	(66,785)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares		(177,786)		325,189

Net income (loss) applicable to common stockholders	$(177,786)	$(547,411)	$325,189	$1,186,529
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,556,988	21,948,520	9,851,012	23,672,807
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	—	—	2,419,937
Conversion of Class A to Class B common shares outstanding	—	10,556,988	—	9,851,012

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,556,988	32,505,508	9,851,012	35,943,756

Diluted net income (loss) per share applicable to common stockholders	$(0.02)	$(0.02)	$0.03	$0.03

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive:

•

For the three and nine months ended September 30, 2010, outstanding options to acquire 4,810,941 and 4,483,907 shares of Class B common stock with a weighted average exercise price of $9.37 and $9.89 per share, respectively. For the three and nine months ended September 30, 2011, outstanding options to acquire 3,165,159 and 3,318,930 shares of Class B common stock with a weighted average exercise price of $12.04 and $11.95 per share, respectively.

•

For the three and nine months ended September 30, 2010, 2,721,000 shares of unvested Class B restricted common shares issued to employees and in connection with acquisitions. For the three and nine months ended September 30, 2011, 3,489,000 shares of unvested Class B restricted common shares issued to employees and in connection with acquisitions. Unvested shares were excluded from the denominator of the computation of basic net loss per share.

•

For the three and nine months ended September 30, 2010, 405,000 stock options and 135,000 restricted stock units with vesting based on satisfaction of certain service and market conditions. For the three and nine months ended September 30, 2011, 147,000 stock options and 49,000 restricted stock units with vesting based on satisfaction of certain service and market conditions. 663,000 stock options and 221,000 restricted stock units with vesting based on satisfaction of certain service and market conditions were excluded from the denominator of the computation of basic net income per share for the three months ended September 30, 2011.

•

For the three and nine months ended September 30, 2011, 4,402,465 shares of Class B common stock based on the September 30, 2011 closing stock price that may be issued in lieu of cash for the deferred payments related to the acquisition of Jingle using the “if converted” method. See Note 11 for further discussion.

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

There were no distribution partners representing more than 10% of consolidated revenue for the three and nine months ended September 30, 2010 and 2011.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Advertiser A	23%	30%	20%	31%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2010	At September 30, 2011
Advertiser A	40%	42%
Advertiser B	11%	*

*	Less than 10% of accounts receivable.

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

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
United States	96%	94%	95%	95%
Canada	4%	5%	4%	5%
Other countries	*	*	*	*

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following:

	At December 31, 2010	At September 30, 2011
Computer and other related equipment	$10,709,539	$12,456,980
Purchased and internally developed software	6,202,642	6,615,849
Furniture and fixtures	1,129,410	1,227,457
Leasehold improvements	1,665,030	1,788,358

	$19,706,621	$22,088,644
Less: accumulated depreciation and amortization	(14,996,714)	(16,675,911)

Property and equipment, net	$4,709,907	$5,412,733

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Depreciation and amortization expense, related to property and equipment was approximately $738,000 and $698,000 for the three months ended September 30, 2010 and 2011, respectively and was $2.3 million and $2.1 million for the nine months ended September 30, 2010 and 2011, respectively.

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

	Facilities operating leases	Other contractual obligations	Total
2011	$503,041	$595,547	$1,098,588
2012	2,123,980	1,800,067	3,924,047
2013	2,235,148	408,911	2,644,059
2014	2,287,470	39,655	2,327,125
2015	2,225,694	1,827	2,227,521
2016 and after	5,176,332	—	5,176,332

Total minimum payments	$14,551,665	$2,846,007	$17,397,672

In the third quarter of 2010 and 2011, the lessor paid $779,000 and $164,000, respectively, towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term.

Rent expense incurred by the Company was approximately $414,000 and $547,000 for the three months ended September 30, 2010 and 2011, respectively, and was $1.3 million and $1.6 million for the nine months ended September 30, 2010 and 2011, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and there is an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the first quarter of 2011, the Company signed an amendment to the Credit Agreement which extended the maturity period through to April 1, 2014 and increased the applicable margin rate by 25 basis points. As of September 30, 2011, the Company had no borrowings under the Credit Agreement.

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

The Company accounted for the Jingle acquisition as a business combination. As a result of the acquisition, the Company added additional sources of mobile distribution to its call advertising network. The Company has already commenced integration of Jingle’s operations, including sales activities, and accordingly, revenues of the acquired operations are not readily separable. However, revenues of customers existing prior to the acquisition, net of intercompany activities, were approximately $5.8 million and $11.4 million and pretax losses were estimated to be $2.2 million and $3.6 million for the three and nine months ended September 30, 2011 from the date of acquisition.

The fair value of the shares of Class B common stock issued as part of the consideration paid was valued at $7.6 million using the Company’s closing stock price of $7.46 per share at the acquisition date. The fair value of the future consideration payments of $34.7 million was discounted using a rate of approximately 2% based on the Company’s incremental borrowing rate and is recorded on the balance sheet as deferred payments. Acquisition related costs of approximately $1.5 million for the nine months ended September 30, 2011 were primarily for professional fees to perform due diligence, historical audits and other procedures associated with the acquisition.

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

A summary of the consideration for the acquisition is as follows:

Cash	$16,562,734
Stock issued	7,602,508
Future consideration	34,695,382

Total	$58,860,624

The following summarizes the preliminary allocation of the fair value of the assets acquired and the liabilities assumed at September 30, 2011:

Cash acquired	$761,420
Accounts receivable	4,658,725
Current assets	61,730
Property and equipment	198,676
Other non-current assets	146,559
Intangible assets	11,965,600
Goodwill	50,003,462

Total assets acquired	67,796,172
Current liabilities	(5,504,143)
Non-current deferred tax liabilities	(3,431,405)

Total liabilities assumed	(8,935,548)

Net assets acquired	$58,860,624

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

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Revenue	$80,730,908	$113,493,990	$28,313,927	$39,862,443
Net income (loss)	(12,906,850)	509,069	(2,648,152)	1,568,541
Net income (loss) applicable to common stockholders	(13,053,079)	317,546	(2,702,692)	1,501,756

(12) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following:

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization (1)	Net
Trademarks/domains	$41,992,305	$(40,415,618)	$1,576,687

	$41,992,305	$(40,415,618)	$1,576,687

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization (1)	Net
Advertiser relationship	$3,070,000	$(590,385)	$2,479,615
Patents	318,000	(153,016)	164,984
Distribution partner relationship	4,830,000	(774,038)	4,055,962
Non-compete agreements	58,600	(28,173)	30,427
Trademarks/domains	42,454,421	(41,495,306)	959,115
Acquired technology	2,760,000	(663,462)	2,096,538

	$53,491,021	$(43,704,380)	$9,786,641

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $41.7 million at December 31, 2010 and September 30, 2011, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $704,000 and $1.7 million for the three months ended September 30, 2010 and 2011, respectively, and was $2.1 million and $3.8 million for the nine months ended September 30, 2010 and 2011, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $1.7 million for the remainder of 2011, $4.7 million in 2012, $2.9 million in 2013 and $433,000 in 2014.

(13) Goodwill

Changes in the carrying amount of goodwill for the nine months ended September, 2011 are as follows:

Balance as of December 31, 2010	$35,337,428
Jingle acquisition	50,003,462
Other	(27,855)

Balance as of September 30, 2011	$85,313,035

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

(14) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	At December 31, 2010	At September 30, 2011
Internet domain names	$15,683,320	$15,546,260
Less accumulated amortization	(13,877,115)	(14,577,135)

Internet domain names, net	1,806,205	969,125
Other assets:
Registration fees, net	35,143	18,575
Other	228,869	327,936

Total intangibles and other assets, net	$2,070,217	$1,315,636

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and nine months ended September 30, 2011 to renew or extend the term for domain names was $388,000 and $1.3 million, respectively. The weighted average renewal period for registration fees as of September 30, 2011 was approximately one year.

Amortization expense for internet domain names was approximately $378,000 and $274,000 for the three months ended September 30, 2010 and 2011, respectively, and was $1.2 million and $886,000 for the nine months ended September 30, 2010 and 2011, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $311,000 for the remainder of 2011, $443,000 in 2012, $175,000 in 2013, $40,000 in 2014 and $0 thereafter.

(15) Common Stock

In July 2011, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on August 15, 2011 to the holders of record as of the close of business on August 5, 2011. The Company paid approximately $738,000.

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

During the nine months ended September 30, 2011, the Company repurchased 424,000 shares of Class B common stock for approximately $3.2 million at an average stock price of $7.63 per share. The 424,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of September 30, 2011.

During the nine months ended September 30, 2011, the Company’s board of directors approved the retirement of approximately 704,000 shares of treasury stock. The excess of purchase price over par value of $4.5 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(16) Subsequent Events

In October 2011, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on November 15, 2011 to the holders of record as of the close of business on November 4, 2011. The Company expects to pay approximately $742,000 for these quarterly dividends.

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

•

Small Business Marketing Products. Our small business marketing products enable reseller partners of small business advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising and/or search marketing products through their existing sales channels, which are then fulfilled by us across our distribution network, including mobile sources, leading search engines and our own proprietary traffic sources. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, offline call advertising. The lead services we offer to small business advertisers through our small business marketing products include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The small business marketing products have the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), AT&T is our largest reseller partner and was responsible for 31% and 30% of our total revenues for the three and nine months ended September 30, 2011, respectively, of which the majority is derived from our small business marketing products.

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

Following the closing, we issued 462,247 shares of restricted stock at an aggregate value of approximately $3.3 million to employees of Jingle, subject to vesting for up to four years.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2010 and 2011.

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

As of September 30, 2011, we have net deferred tax assets of $47.1 million, relating primarily to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of September 30, 2011, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $4.3 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of September 30, 2011, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of September 30, 2011, excluding Jingle, we had federal net operating loss, or NOL, carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

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

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2010 and 2011 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2011	2010	2011
Revenue	100%	100%	100%	100%

Expenses:
Service costs	59%	56%	60%	55%
Sales and marketing	15%	10%	13%	11%
Product development	18%	16%	17%	15%
General and administrative	18%	16%	19%	15%
Amortization of intangible assets from acquisitions	3%	3%	3%	4%
Acquisition related costs	0%	1%	0%	0%

Total operating expenses	113%	103%	113%	100%
Gain on sales and disposals of intangible assets, net	7%	7%	11%	6%

Income (loss) from operations	-7%	4%	-2%	6%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	-1%
Other	0%	0%	1%	0%

Total other income	0%	0%	1%	-1%

Income (loss) before provision for income taxes	-6%	4%	-2%	5%
Income tax expense (benefit)	-1%	2%	0%	2%

Net income (loss)	-5%	2%	-2%	3%
Dividends paid to participating securities	0%	0%	0%	0%

Net income (loss) applicable to common stockholders	-5%	2%	-2%	3%

Comparison of the Three months ended September 30, 2010 to the Three months ended September 30, 2011 and the Nine months ended September 30, 2010 to the Nine months ended September 30, 2011.

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Partner and Other Revenue Sources	$49,894,781	$91,881,194	$17,999,797	$34,820,087
Proprietary Web site Traffic Sources	19,695,394	15,821,887	6,195,044	5,042,356

Total Revenue	$69,590,175	$107,703,081	$24,194,841	$39,862,443

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

Revenue increased 65% from $24.2 million for the three months ended September 30, 2010 to $39.9 million in the same period in 2011. The partner and other revenues increased by $16.8 million due almost entirely to increased revenues from our call advertising services, which includes approximately $5.8 million indirectly attributable to the pre-existing customers from the Jingle acquisition, and small business marketing products which was driven by adding tens of thousands of national and small business accounts across our call advertising services and small business marketing product platforms and certain pricing reductions and incentives provided to AT&T as part of an extension of our arrangement with AT&T in the second quarter of 2010.

Under our primary arrangement with AT&T, we generate revenues from our small business marketing products to sell call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with AT&T through June 30, 2015 that includes certain exclusivity provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. As part of the arrangement, we provided pricing reductions including significant 2010 pricing incentives. We expect revenues from our arrangement with AT&T to be higher for the three months ended December 31, 2011 as compared to the same period in 2010 due to the addition of new advertiser accounts. AT&T accounted for 20% and 31% of total revenues during the three months ended September 30, 2010 and 2011, respectively.

Our online publishing network revenue decreased $1.2 million for the three months ended September 30, 2011 and was primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites.

Revenue increased 55% from $69.6 million for the nine months ended September 30, 2010 to $107.7 million in the same period in 2011. The partner and other revenues increased $42.0 million and were affected primarily by increased revenues of $42.5 million from our call advertising services, which includes approximately $11.4 million indirectly attributable to the pre-existing customers from the Jingle acquisition, and small business marketing products which was driven by adding tens of thousands of national and small business accounts across our call advertising services and small business marketing product platforms and certain one-time pricing incentives provided to AT&T as part of an extension of our arrangement with AT&T in the second quarter of 2010. This increase was offset by a $400,000 decrease in revenue from our pay-per-click services.

Our online publishing network revenue decreased $3.9 million for the nine months ended September 30, 2011 and was primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory Web sites.

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

Expenses

Expenses were as follows:

	Nine months ended September 30,				Three months ended September 30,
	2010	% of revenue	2011	% of revenue	2010	% of revenue	2011	% of revenue
Service costs	$40,909,245	59%	$60,221,049	56%	$14,604,200	60%	$21,848,208	55%
Sales and marketing	10,605,457	15%	11,175,232	10%	3,183,374	13%	4,547,584	11%
Product development	12,482,042	18%	16,957,961	16%	4,193,428	17%	6,131,515	15%
General and administrative	12,809,459	18%	17,154,129	16%	4,683,639	19%	5,860,029	15%
Amortization of intangible assets from acquisitions	2,119,479	3%	3,755,514	3%	704,106	3%	1,671,719	4%
Acquisition related costs	—	0%	1,513,109	1%	—	0%	61,869	0%

	$78,925,682	113%	$110,776,994	103%	$27,368,747	113%	$40,120,924	100%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Service costs	$608,304	$924,181	$223,672	$325,235
Sales and marketing	602,995	1,100,598	221,901	461,446
Product development	740,553	1,174,028	280,377	469,456
General and administrative	5,954,403	8,209,857	2,199,285	2,696,078

Total stock-based compensation	$7,906,255	$11,408,664	$2,925,235	$3,952,215

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 50%, from $14.6 million in the three months ended September 30, 2010 to $21.8 million in the same period in 2011. The increase was primarily attributable to increases in distribution partner payments, communication and network costs, personnel costs, stock based compensation, travel costs, facility costs and fees paid to outside service providers totaling $7.3 million. These increases are also related to the incremental revenues as a result of the Jingle acquisition and the related operating activities.

Service costs represented 60% of revenue in the three months ended September 30, 2010 as compared to 55% in 2011. The 2011 decrease as a percentage of revenue in service costs was primarily a result of certain pricing reductions and pricing incentives as part of an extension of our arrangement with AT&T in the second quarter of 2010.

Service costs increased 47%, from $40.9 million in the nine months ended September 30, 2010 to $60.2 million in the same period in 2011. The increase was primarily attributable to increases in distribution partner payments, communication and network costs, personnel costs, stock based compensation, facility costs, travel costs and fees paid to outside service providers totaling $19.3 million. These increases are also related to the incremental revenues as a result of the Jingle acquisition and the related operating activities.

Service costs represented 59% of revenue in the nine months ended September 30, 2010 as compared to 56% in 2011. The 2011 decrease as a percentage of revenue in service costs was primarily a result of certain pricing reductions and pricing incentives as part of an extension of our arrangement with AT&T in the second quarter 2010.

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

Sales and Marketing. Sales and marketing expenses increased 43%, from $3.2 million for the three months ended September 30, 2010 to $4.5 million in the same period in 2011. The increase was primarily attributable to increased personnel and stock compensation costs related to Jingle and online and outside marketing activities. As a percentage of revenue, sales and marketing expenses were 13% and 11% for the three months ended September 30, 2010 and 2011, respectively. The 2011 decrease as a percentage of revenue in sales and marketing expenses was primarily a result of revenues increasing at a greater rate when compared to the increase in sales and marketing expenses. We expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be modestly higher in absolute dollars.

We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue, although in the near term, we expect a modest decline in absolute dollars as we anticipate fewer outside marketing programs during the fourth quarter of 2011.

Sales and marketing expenses increased 5% from $10.6 million for the nine months ended September 30, 2010 to $11.2 million in the same period in 2011. As a percentage of revenue, sales and marketing expenses were 15% and 10% for the nine months ended September 30, 2010 and 2011, respectively. The net increase in dollars related primarily to increases in personnel and stock compensation costs related to the Jingle acquisition and fees paid to outside service providers offset by a decrease in online and outside marketing activities. The 2011 decrease as a percentage of revenue in sales and marketing expenses was primarily a result of revenues increasing at a greater rate when compared to the increase in sales and marketing expenses.

Product Development. Product development expenses increased 46%, from $4.2 million for the three months ended September 30, 2010 to $6.1 million in the same period in 2011. The increase in dollars was primarily due to an increase in personnel costs and stock based compensation, facility costs, travel costs and fees paid to outside service providers of $1.9 million and costs related to Jingle. As a percentage of revenue, product development expenses were 17% and 15% for the three months ended September 30, 2010 and 2011, respectively. The 2011 decrease as a percentage of revenue in product development costs was primarily a result of revenues increasing at a greater rate when compared to the increase in product development costs. In the near term, we expect product development expenditures to be relatively stable in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

Product development expenses increased 36%, from $12.5 million for the nine months ended September 30, 2010 to $17.0 million in the same period in 2011. The increase in dollars was primarily due to an increase in personnel costs and stock based compensation, facility costs, travel costs and fees paid to outside service providers of $4.5 million. As a percentage of revenue, product development expenses were 18% and 16% for the nine months ended September 30, 2010 and 2011, respectively. This decrease as a percentage of revenue in product development expense was primarily a result of revenues increasing at a greater rate when compared to the increase in product development costs.

General and Administrative. General and administrative expenses increased 25%, from $4.7 million in the three months ended September 30, 2010 to $5.9 million in the same period in 2011. The increase in dollars was primarily due to an increase in stock based compensation and personnel costs related to Jingle of $1.2 million. As a percentage of revenue, general and administrative expenses were 19% and 15% for the three months ended September 30, 2010 and 2011, respectively. The 2011 decrease as a percentage of revenue in general and administrative expenses was primarily a result of revenues increasing at a greater rate when compared to the general and administrative expenses. We expect our general and administrative expenses to be relatively stable in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

General and administrative expenses increased 34% from $12.8 million for the nine months ended September 30, 2010 to $17.2 million in the same period in 2011. The increase in dollars was primarily due to an increase in stock based compensation and personnel costs related to the Jingle acquisition and other operating costs of $3.9 million. As a percentage of revenue, general and administrative expenses were 18% and 16% for the nine months ended September 30, 2010 and 2011, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense increased 137%, from $704,000 in the three months ended September 30, 2010 to $1.7 million in the same period in 2011. The increase was associated with amortization of intangible assets acquired in the Jingle acquisition in April 2011 offset partially by certain intangible assets from prior acquisitions being fully amortized. During the three months ended September 30, 2011, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Intangible amortization expense increased 77%, from $2.1 million in the nine months ended September 30, 2010 to $3.8 million in the same period in 2011. The increase was associated with amortization of intangible assets acquired in the Jingle acquisition in April 2011 offset somewhat by certain intangible assets from prior acquisitions being fully amortized. During the nine months ended September 30, 2011, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. Preliminary estimates of the identified intangible assets acquired in the Jingle acquisition are $12.0 million and are being amortized over a range of useful lives of 12 to 36 months. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

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

Acquisition related costs. Acquisition related costs for the three and nine months ended September 30, 2011 of $62,000 and $1.5 million were primarily for professional fees to perform due diligence, historical audits in connection with regulatory filings and other procedures associated with our acquisition of Jingle in April 2011.

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $2.6 million and $4.7 million for the three and nine months ended September 30, 2010, respectively, as compared to $2.5 million and $7.1 million in the same periods in 2011, respectively, and were primarily attributable to the sales and disposals of Internet domain names.

Other Income (expense), net. Other income, net were $103,000 and $134,000 in the three and nine months ended September 30 2010, respectively, compared to other (expense), net of $(196,000) and $(268,000) for the same periods in 2011, respectively. The net expense for the three months ended September 30, 2011 was primarily due to accretion of interest expense related to the future consideration for the Jingle acquisition recorded of $179,000. The net expense for the nine months ended September 30, 2011 was primarily due to accretion of interest expense related to the future consideration for the Jingle acquisition recorded of $341,000 and net of interest income of $141,000 which included a tax refund.

Income Taxes. The income tax expenses (benefit) were $54,000 and ($863,000) for the three and nine months ended September 30, 2010 compared to income tax expense of $778,000 and $1.8 million in the same periods in 2011.

In the three and nine months ended September 30, 2011, the effective tax rate of 38% and 48% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, acquisition related costs related to the Jingle acquisition, non-cash accretion of interest expense, and other non-deductible amounts. In addition, we recorded $181,000 of income tax benefit associated with the completion of our federal return audits for years 2005 through 2007 in the first quarter of 2011.

In the three and nine months ended September 30, 2010, the effective tax rates of (12)% and 19% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method and other non-deductible amounts.

Net Income (Loss). Net income (loss) increased from a net loss of $493,000 and $3.7 million for the three and nine months ended September 30, 2010, respectively, to net income of $1.3 million and $2.0 million in the same periods in 2011, respectively. The increase was primarily attributable to an increase in revenues and gains on sales of intangible assets, offset partially by operating costs increases and acquisition related costs of $62,000 and $1.5 million for the three and nine months ended September 30, 2011, respectively, in which there were no comparable costs in 2010. Income tax expense of $778,000 and $1.8 million recorded in the three and nine months ended September 30, 2011 further offset the increase in revenues. The Jingle acquisition also resulted in increased revenues and operating costs.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $35.5 million and we had current and long term contractual obligations of $53.0 million, of which $35.6 million is for deferred payments related to the Jingle acquisition, which are to be paid in cash or shares of Class B common stock or combination of both at Marchex’s option, and $14.6 million for rent under our facility leases.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, excess tax benefits related to stock-based compensation, and accretion of interest, gain on sales and disposals of intangible assets, net and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2011 of approximately $13.1 million consisted primarily of net income of $2.0 million adjusted for non-cash items of $19.5 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, excess tax benefits related to stock-based compensation and accretion of interest expense, gain on sales and disposals of intangible assets, net of $7.1 million and approximately $1.3 million used for working capital and other activities which is net of cash received of $164,000 related to a lease incentive. Cash provided by operating activities for the nine months ended September 30, 2010 of approximately $3.5 million consisted primarily of net loss of $3.7 million adjusted for non-cash items of $16.9 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes, gain on sales and disposals of intangible assets, net of $4.7 million, and approximately $5.1 million used for working capital and other activities which is net of cash received of $779,000 related to a lease incentive.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to the distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. We generally receive payment from advertisers in close proximity or in some cases prior to the timing of the corresponding payments to the distribution partners who provide placement for the listings. These services constituted the majority of revenues for the three and nine months ended September 30, 2010 and 2011. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our small business marketing products, such as AT&T, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, and Yellow Media Inc, whereby we receive payment between 30 and 60 days following the delivery of services. For the nine months ended and as of September 30, 2011 amounts from these partners totaled 46% of revenue and $16.7 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at September 30, 2011 from AT&T totaled $12.3 million.

Cash used in investing activities for the nine months ended September 30, 2011 of approximately $11.3 million was primarily attributable to the cash paid at closing of $15.8 million related to the Jingle acquisition, and purchases for property and equipment of $2.6 million which were partially offset by proceeds from the sales of intangible assets of approximately $7.2 million. In April 2011, we acquired Jingle in which $15.8 million, net of cash acquired, was paid at closing and includes deferred acquisition payments of $17.6 million and $18.0 million to be paid in cash or shares of Class B common stock or a combination of both at the Marchex’s option on the 12th and 18th month anniversaries of closing. Any deferred acquisition payments paid in shares will be increased by 5%.

Cash provided by investing activities for the nine months ended September 30, 2010 of approximately $1.9 million was primarily attributable to net purchases for property and equipment of $2.7 million which were more than offset by proceeds from the sales of intangible assets of approximately $4.7 million. We expect property and equipment purchases will increase as we continue to invest in equipment and software particularly in the near term. To the extent our operations increase, we expect to increase expenditures for our systems and personnel. We expect our expenditures for product development initiatives and internally developed software will increase in the longer term in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings.

Cash used in financing activities for the nine months ended September 30, 2011 of approximately $3.6 million was primarily attributable to the repurchase of 424,000 shares of Class B common stock for treasury stock totaling approximately $3.2 million and common stock dividend payments of $2.2 million, partially offset by net proceeds of approximately $1.0 million from the sale of stock through employee stock options and employee stock plan purchases. Cash used in financing activities for the nine months ended September 30, 2010 of approximately $7.0 million was primarily attributable to the repurchase of 982,000 shares of Class B common stock for treasury stock totaling approximately $4.9 million, and common stock dividend payments of $2.1 million. The following table summarizes our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$14,551,665	$503,041	$4,359,128	$4,513,164	$5,176,332
Other contractual obligations (3)	38,485,008	$595,547	37,847,979	41,482	—

Total contractual obligations (1),(2)	$53,036,673	$1,098,588	$42,207,107	$4,554,646	$5,176,332

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $354,000 are not included due to their uncertainty.
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

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases. On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points. As of September 30, 2011, we had $30 million of availability under the credit agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the nine months ended September 30, 2011, approximately 424,000 shares of Class B common stock were repurchased. The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2010, quarterly dividends were paid on February 15, May 17, August 16 and November 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 5, August 6 and November 5, respectively. For 2011, quarterly dividends were paid on February 15, May 16, and August 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 6, and August 5. The aggregate quarterly dividends paid in February 2011, May 2011, and August 2011 were approximately $712,000, $743,000, and $738,000, respectively. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. In October 2011, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay these dividends on November 15, 2011 to the holders of record as of the close of business on November 4, 2011. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.0 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

On May 6, 2011, a Registration Statement on Form S-3 (File No. 174016) relating to the resale of 1,019,103 shares of our Class B common stock by certain selling stockholders with S-3 registration rights granted in connection with the Jingle acquisition was filed the SEC. This Registration Statement on Form S-3 was declared effective by the SEC on August 24, 2011. We will not receive any proceeds in connection with these sales by selling stockholders.

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

During 2010, we issued equity awards of stock options and restricted stock units that have vesting based on a combination of certain service and market conditions. For equity awards with vesting based on a combination of certain service and market conditions, we factor an estimated probability of achieving certain service and market conditions and recognize compensation cost over the requisite service period of the award. We used a binomial lattice model to determine the fair value and a Monte Carlo simulation to determine the derived service period. There were no stock options or restricted stock units that have vesting based on a combination of certain service and market conditions granted during the first nine months of 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2010 Annual Report on Form 10-K. They have been updated to include information as of November 4, 2011.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $139.0 million as of September 30, 2011. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. AT&T is our largest advertiser reseller partner and was responsible for 30% of our total revenues for the nine months ended September 30, 2011.

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

We received approximately 48% and 51% of our revenue from our five largest customers for the year ended December 31, 2010, and for the nine months ended September 30, 2011, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 48% and 51% of our total revenues for the year ended December 31, 2010 and the nine months ended September 30, 2011, respectively. AT&T is our largest customer and was responsible for 30% of our total revenues for the nine months ended September 30, 2011 and 42% of accounts receivable at September 30, 2011. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Further, as of September 30, 2011, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister together controlled 91% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founders, for any reason, or any conflict among our founders, could harm our current and future operations and prospects.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, patent and trademark law. To date, we acquired U.S. Patent No. 6,822,663 titled “Transform Rule Generator for Web-Based Markup Languages” through our Voice Services transaction. We also own U.S. Patent No. 7,668,950 titled “Automatically Updating Performance-Based Online Advertising System and Method,” U.S. Patent Application No. 11/985,188 titled “Method and System for Tracking Telephone Calls,” U.S. Patent Application No. 12/512,821 titled “Facility for Reconciliation of Business Records Using Genetic Algorithms,” U.S. Patent Application No. 12/829,372 and corresponding International Application No. PCT/US11/42792 titled “System and Method to Direct Telephone Calls to Advertisers,” U.S. Patent Application No. 12/829,373 and corresponding International Application No. PCT/US11/42812 titled “System and Method for Calling Advertised Telephone Numbers on a Computing Device,” U.S. Patent Application No. 12/829,375 and corresponding International Application No. PCT/US11/42819 titled “System and Method to Analyze Calls to Advertised Telephone Numbers”, and U.S Patent Application No. 12/844,488 and corresponding International Application No. PCT/US11/45403 titled “Systems and Methods for Blocking Telephone Calls.” Jingle, which we recently acquired, owns U.S. Patent No. 7,212,615 titled “Criteria Based Marketing For Telephone Directory Assistance,” U.S. Patent No. 7,702,084 titled “Toll-Free Directory Assistance With Preferred Advertisement Listing,” U.S. Patent No. 7,961,861 titled “Telephone Search Supported By Response Location Advertising,” U.S. Patent Application No. 11/290,148 titled “Telephone Search Supported By Advertising Based on Past History Of Requests,” U.S. Patent Application No. 11/291,094 and corresponding European Patent Application No. 5826299.99 titled “Telephone Search Supported By Keyword Map to Advertising,” U.S. Patent Application No. 11/728,188 titled “Toll-Free Directory Assistance Without Charge To The Customer,” U.S. Patent Application No. 11/728,189 titled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category,” U.S. Patent Application No. 11/897,262 titled “Directory Assistance With Data Processing Station,” U.S. Patent Application No. 11/897,249 titled “Toll-Free Directory Assistance With Category Search” and U.S. Patent Application No. 11/981,520 titled “Directory Assistance With Advertisement From Category Related to Request Category.” In the future, additional patents may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patents, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trademarks, trade names and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the Nasdaq Global Select Market (formerly, the Nasdaq National Market) ranged from $3.00 to $26.14 per share through September 30, 2011. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of September 30, 2011, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 90% of the combined voting power of all outstanding shares of our capital stock. These founders together control 91% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2011, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
July 1, 2011 – July 31, 2011 (2)	64,725	$.73	5,100	604,655
August 1, 2011 – August 31, 2011	4,492	$8.43	4,492	600,163
September 1, 2011 – September 30, 2011	5,532	$9.06	5,532	594,631

Total Class B Common Shares	74,749	$1.81	15,124	594,631

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.
(2)	Includes 59,625 shares of restricted equity subject to vesting which were issued to a certain employee. We repurchased shares which were not already vested for $0.01 share upon termination of employment.

Item 6.	Exhibits

Exhibits:

†31(i)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

†31(ii)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).

††32.1	Certification of CEO pursuant to Section 1350.

††32.2	Certification of CFO pursuant to Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller (Principal Accounting Officer)

November 4 , 2011