Form 10-K
period 2011-12-31
MARCHEX INC
filed 2012-03-12
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (206) 331-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class B Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $183,870,541 as of June 30, 2011 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 9,570,382 shares of the registrant’s Class A common stock issued and outstanding as of March 7, 2012 and 27,594,701 shares of the registrant’s Class B common stock issued and outstanding as of March 7, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Marchex is a leading digital call advertising and small business marketing company. Marchex’s mission is to unlock local commerce globally by helping advertisers reach customers through the phone when they are ready to buy. Our performance-based call advertising products, Marchex Call Connect and Marchex Call Analytics, are reinventing how businesses acquire and upsell new customers though phone calls. Our Small Business Solutions products empower businesses to efficiently acquire new customers. Every day, our products support tens of thousands of advertisers and partners, ranging from global enterprises to small businesses.

We offer products, services and technologies that enable advertisers of all sizes to reach consumers across mobile, online and offline sources. Our products and services primarily include: digital call-based advertising, pay-per-click advertising, and our proprietary web site traffic sources. In addition, we provide performance marketing solutions, including private-label products for small businesses, to a network of large reseller partners including Yellow Pages publishers, media, telecommunications companies and vertical marketing service providers (i.e. companies that sell advertising products to large numbers of small advertisers). Marchex enables these partners to sell digital call marketing and analytics, search advertising products and analytics and/or presence management products to their end customers, which are then created, managed and fulfilled through our distribution networks including our proprietary web site traffic sources.

We generate revenue from two primary sources: our performance-based digital call advertising and our non-call driven sources including pay-per-click listings on our proprietary web site traffic sources. During the years ended December 31, 2009, 2010 and 2011, revenue from our proprietary web site traffic sources accounted for approximately 34%, 27%, and 14% of total revenues, respectively. We operate primarily in domestic markets. For detail on revenue by geographical areas for the three most recent fiscal years, see Note 1(q) “Segment Reporting and Geographic Information” of the notes to our consolidated financial statements.

Marchex was incorporated in Delaware on January 17, 2003.

Products and Services

We are a digital call advertising and small business marketing company. We deliver call and click-based advertising products and services to tens of thousands of advertisers, ranging from small businesses to Fortune 500 companies. Our technology-based products and services facilitate the efficient and cost-effective marketing and selling of goods and services for national advertisers and small businesses who want to market and sell their products through call-ready media including mobile, online and offline sources; and a proprietary, locally-focused web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Digital Call Advertising Services. We deliver a variety of digital call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. These services include Marchex Call Connect, where we provide pay-for-call advertisements through the Marchex Digital Call Marketplace, and Marchex Call Analytics, which include phone number and call tracking, call mining, keyword-level tracking, click-to-call, web site proxying, and other call-based products which enable our customers to utilize mobile, online and offline advertising to drive calls as well as clicks into their businesses and to measure the effectiveness of their advertising campaigns. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Small Business Solutions. Our small business solutions enable reseller partners of small business advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell digital call advertising and/or search marketing products through their existing sales channels, which are then fulfilled by us across our distribution network, including mobile sources, leading search engines and our own proprietary web site traffic sources. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, offline digital call advertising. The lead services we offer to small business advertisers through our small business solutions include products typically available only to national advertisers, including pay-for-call, call tracking, presence management, ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. Our small business solutions have the capacity to support tens of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), AT&T is our largest reseller partner and was responsible for 31% of our total revenues for 2011 of which the majority is derived from our small business solutions.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local web sites, mobile distribution and our own proprietary web site traffic sources. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our web sites or a third party web site in our distribution network to an advertiser’s web site and completes a specified action. We also offer a private-label platform for publishers, separate and distinct from our small business solutions which enable them to monetize their web sites with contextual advertising from their own customers or from our advertising relationships. We sell pay-per-click contextual advertising placements on specialized vertical and branded publisher web sites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Proprietary Web Site Traffic. We believe our Proprietary Web Site Traffic is a significant source of local information online and a source of calls within the Marchex Digital Call Marketplace. It includes more than 200,000 of our owned and operated web sites focused on helping users make informed decisions about where to get local products and services. It features listings from more than 10 million small business listings in the U.S. and millions of expert and user-generated reviews on small businesses. The more than 200,000 web sites in our network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our proprietary web sites is primarily monetized with pay-for-call and pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising.

Our Distribution Network

We have built a broad distribution network for our pay-for-call and pay-per-click advertising services that includes our Proprietary Web Site Traffic Sources which is comprised of our owned and operated web sites, and hundreds of other sources including mobile sources, search engines and applications, directories, third party vertical and branded web sites, and offline sources.

Proprietary Web Site Traffic Sources:

We believe our Proprietary Web Site Traffic is a source of local information online and is a source of calls within the Marchex Digital Call Marketplace. It includes more than 200,000 web sites focused on helping users make informed decisions about where to get local products and services.

The more than 200,000 owned and operated web sites in the network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our proprietary web sites is primarily monetized with pay-for-call and pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising.

Syndicated Distribution:

Through our digital call advertising services, our small business solutions, pay-per-click advertising services, and search marketing services, we distribute advertisements from our tens of thousands of advertisers, as well as from our reseller partners’ advertisers, through hundreds of call-ready media and traffic sources, including mobile sources, search engines and directories, web sites and our proprietary web site traffic sources.

Our Syndicated Distribution partners include:

Selected Carriers	Selected Search Engines	Selected Call Sources and Vertical and Local Distribution Partners
AT&T Verizon Sprint (Boost Mobile) Metro PCS	Google Microsoft Yahoo!	Bankrate BusinessWeek.com CBS/CNET CityGrid Google Mobile Investopedia Skype Where, Inc. Whitepages, Inc. Yahoo!

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

As businesses have expanded their marketing through mobile and online channels to meet consumer behavior, they are increasingly turning to more measurable forms of advertising with performance-based characteristics, such as pay-for-call or pay-per-click advertising, where an advertiser is only charged when a call is completed or a consumer clicks on an ad. The shift to performance-based advertising models has been significant as it adds transparency and measurability to advertising spending. According to the Internet Advertising Bureau, between 1999 and the first half of 2011, when large advertisers began to embrace online advertising because of its performance-based characteristics, the performance-based pricing models, which includes pay-per-click and cost-per action, grew from 7% to 64% of online advertising while the total Internet advertising market was $4.6 billion in 1999 and is projected to be over $30 billion for the full year 2011.

Today, performance-based advertising products continue to grow in prominence as advertisers demand greater control, transparency and measurability from their marketing dollars. We believe that a similar shift to performance-based advertising products will be a growth driver in the mobile advertising market. According to Berg Insight, global mobile marketing is expected to increase from $3.4 billion in 2010 to nearly $22 billion in 2016. In addition, the growth in mobile platforms also highlights the growing demand for advertisers to connect with customers over the phone. In a 2011 study independently commissioned by Marchex and conducted by Forrester Consulting, Forrester found that 49% of advertisers view calls as the most desirable result of their marketing dollars. Now that the technology is in place to deliver calls on a performance basis across media, we believe we will see increased adoption from advertisers. Forrester predicts call focused digital advertising will grow to $6 billion in the U.S. by 2014. Over time we believe the convergence of technology, including mobile platforms, with the needs of advertisers for new and evolving performance advertising products like pay-for-call will warrant greater budget allocation from large and small businesses compared to less transparent and measurable forms of advertising.

Strategy

To take advantage of the shift to performance based models in marketing, key elements of our strategy include:

•

Innovating on Our Digital Call Products to Deliver an Industry Leading Solution. We plan to continue to expand our range of call based advertising product capabilities by offering innovative performance-based products like Marchex Connect, along with the supporting analytics including number provisioning, call tracking, call mining, keyword-level tracking and other products as part of our owned end-to-end call based advertising solutions. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

•

Innovating on Our Products for Small Businesses. We plan to build and integrate new products into our marketing products for small businesses, including, (1) launching new performance-based small business solutions like pay-for-call advertising; (2) integrating more options for small businesses to acquire more customers through the phone, including enhanced local ad-targeting capabilities that will enable us to consistently improve the matching of our small advertisers with our sources of call supply; (3) introducing products that enable small businesses to better cultivate relationships with existing customers; and (4) adding additional features and functionality to our web sites that connect consumers with small businesses and provide additional monetization capabilities. We believe these new products will increase our cross-sell opportunities, enable us to continue to grow our advertiser base, unlock more budget from our existing advertisers, enable us to attract new reseller partnerships and deliver better performance to our existing partners

•

Growing the Number of Advertisers Using Our Products and Services. We believe we will continue to increase the number of advertisers using Marchex products and services and build advertiser loyalty by providing a consistently high level of service and support as well as the ability to achieve their return on investment goals. We will continue to grow our advertiser base through our direct sales and marketing efforts, including strategic sales, inside sales, online acquisition initiatives and additional partnerships with large local advertiser reseller partners.

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

We are evaluating potential strategic alternatives for certain assets including certain pay-per-click products and web sites, with a goal of further focusing on the products and opportunities that can drive business growth. This evaluation may lead to divestures of certain products or assets.

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

•

Reseller Partnerships. We have a business development team that focuses primarily on securing partnerships with large local advertiser reseller partners under which we supply our private-label small business advertising platform and/or other services, including advertiser distribution in our proprietary web site traffic network or our distribution network. Our reseller partner agreements include a combination of revenue sharing, licensing revenue, per-call and per-click fees.

•

Online Acquisition. We market to advertisers for our proprietary web site traffic network, pay-per-click advertising and contextual advertising through certain online advertising and direct marketing campaigns that lead advertisers to our self-serve online sign up processes. Self-serve advertisers generally pay us per-click fees.

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

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering call and click-based advertising products and services to our partners. We also combine third party licenses and hardware to create an operating environment for delivering high quality products and services, with such features as automated online account creation and management process for advertisers, real-time customer support and interactive reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Oracle, Intel, Microsoft, IBM, Nuance and Veritas. We also utilize public domain software such as Apache, Linux, MySQL, Java and Tomcat.

Our technology platform is compatible with the systems used by our distribution partners, enabling us to deliver call and click-based advertising products and services through mobile, online and offline sources in rapid response to user queries made through such partners at scale. We continue to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace. We devote significant financial and human resources to improving our advertiser and partner experiences by continuing to develop our technology infrastructure. The cost of developing our technology solutions is included in the overall cost structure of our services and is not separately funded by any individual advertisers or partners. In order to maintain a professional level of service and availability, we primarily rely upon third parties to provide hosting services, including hardware support and service, and network monitoring at various domestic and international locations. Our servers are configured for high availability and large volumes of call, mobile and Internet traffic and are located in leased third party facilities. Back-end databases make use of redundant servers and data storage arrays. We also have standby servers that provide for additional capacity as necessary. The facilities housing our servers provide redundant HVAC, power and internet connectivity. As revenue grows and the volume of transactions and call, mobile and internet traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher call, mobile and internet traffic volumes could materially and adversely affect our revenue and results of operations.

We continuously review ways to improve major aspects of our technology support and maintenance, including improving, upgrading and implementing business continuity plans, data retention initiatives, and backup and recovery processes.

Competition

We currently or potentially compete with a variety of companies, including Google, IAC/InterActiveCorp, Microsoft, Yahoo!, Yext! and ReachLocal. Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to marketing, web site and systems development. In addition, as the use of the Internet, mobile, and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

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

We provide our services to and also may compete with: (1) online and mobile advertisers; (2) partners who provide a distribution network for mobile, online, and offline advertising; and (3) other intermediaries who may provide purchasing and/or sales opportunities, including advertising agencies, and other search engine marketing companies. Many of the companies that could fall into these categories are also our partners, including Google, Yahoo!, Citysearch, Microsoft and Ingenio. We depend on maintaining and continually expanding our network of partners and advertisers to generate online and mobile transactions.

The online and mobile advertising and marketing services industry is highly competitive. In addition, we believe today’s typical Internet and mobile advertiser is becoming more sophisticated in utilizing the different forms of Internet and mobile advertising, purchasing Internet and mobile advertising in a cost-effective manner, and measuring return on investment. The competition for this pool of advertising dollars has also put downward pressure on pricing points and online and mobile advertisers have demanded more effective means of reaching customers. We believe these factors have contributed to the growth in performance-based advertising relative to certain other forms of online advertising and marketing, and as a result this sector has attracted many competitors.

Due to the long-term growth trends in online and mobile advertising, these competitors, real and potential, range in size and focus. Our competitors may include such diverse participants as small referral companies, established advertising agencies, inventory resellers, search engines, and destination web sites. We are also affected by the competition among destination web sites that reach users or customers of search services. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as Google, Yahoo!, Microsoft and AOL, dominate online user traffic. The online search industry continues to experience consolidation of major web sites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination web sites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

There are additional competitive factors relating to attracting and retaining users, those include the quality and relevance of our search results, and the usefulness, accessibility, integration and personalization of the online and mobile services that we offer as well as the overall user experience on our web sites. The competitive factors that we offer, which we believe attract advertisers are reach, effectiveness and creativity of marketing services and offered tools and information to help track performance.

Other competitive factors relating to our product roadmap include the relatively nascent markets around call-based advertising and products like presence management which are innovative and new markets. The adoption of these products could take longer than we expect and could become more competitive as the categories become more developed and visible.

Seasonality

We have and we believe we will continue to experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, mobile and Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

Intellectual Property and Proprietary Rights

We seek to protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

Our technologies involve a combination of proprietary rights, owned and developed by us, commercially available software and hardware elements that are licensed or purchased by us from various providers, including Cisco, Dell, Oracle, Intel, Microsoft, IBM and Veritas, and public domain software, such as Apache, Linux, MySQL, IBM Java and Tomcat. We continue to develop additional technologies to update, supplement and replace existing components of the platform. We intend to protect our proprietary rights through patent and additional intellectual property laws.

Our policy is to apply for patents or for other appropriate intellectual property protection when we develop valuable new or improved technology. We currently own the following pending patent applications and issued patents:

•	U.S. Patent Number 7,668,950 entitled “Automatically Updating Performance-Based Online Advertising System and Method” was issued February 23, 2010.

•

U.S. Nonprovisional Patent Application Number 11/985,188 entitled “Method and System for Tracking Telephone Calls” was filed on November 14, 2007 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Nonprovisional Patent Application Number 12/512,821 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was filed on July 30, 2009.

•

U.S. Nonprovisional Patent Application Number 12/829,372 entitled “System and Method to Direct Telephone Calls to Advertisers” and U.S. Nonprovisional Patent Application Number 12/829,373 entitled System and Method for Calling Advertised Telephone Numbers on a Computing Device” and U.S. Nonprovisional Patent Application Number 12/829,375 entitled System and Method to Analyze Calls to Advertised Telephone Numbers were all filed on July 1, 2010. U.S. Respective corresponding PCT Application Numbers PCT/US11/42792, PCT/US11/42812 and PCT/US11/42819 were filed July 1, 2011.

•

U.S. Nonprovisional Patent Application Number 12/844,488 entitled “Systems and Methods for Blocking Telephone Calls” was filed on July 27, 2010 and corresponding PCT Application Number PCT/US11/45403 was filed July 26, 2011.

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 owned by Jingle Networks, Inc. (“Jingle”) which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•

U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011 and corresponding European Application Number 5826299.99 was filed November 29, 2005.

•	U.S. Nonprovisional Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Nonprovisional Patent Application Number 11/291,094 entitled “Telephone Search Supported By Keyword Map To Advertising” was filed November 29, 2005.

•	U.S. Nonprovisional Patent Application Number 11/728,189 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” was filed March 23, 2007.

•	U.S. Nonprovisional Patent Application Number 11/897,262 entitled “Directory Assistance With Data Processing Station” was filed August 29, 2007.

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

Regulation

The manner in which existing laws and regulations should be applied to the Internet and call-based advertising services in general, and how they relate to our businesses in particular, is unclear. A host of federal and state laws covering user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, quality of products and services, computer trespass, telemarketing, spyware, adware, child protection and intellectual property ownership and infringement are potentially applicable to our business practices and the content offered by our mobile and online distribution partners.

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

•

The Children’s Online Privacy Protection Act (COPPA) restricts the distribution of certain materials deemed harmful to children and impose limitations on web sites’ ability to collect personal information from minors. COPPA allows the Federal Trade Commission (FTC) to impose fines and penalties upon web site operators whose sites do not fully comply with the law’s requirements. We do not currently offer any web sites “directed to children,” nor do we collect personal information from children.

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

Employees

As of December 31, 2011, we employed a total of 350 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Web site

Our web site, www.marchex.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission. To view these filings, please go to our web site and click on “Investor Relations” and then click on “SEC Filings.”

ITEM 1A.	RISK FACTORS

An investment in our Class B common stock involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. All of these risks could have a material adverse effect on our business, financial condition, results of operations, and the value of our stock.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $137.8 million as of December 31, 2011. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore Media Metrix Core Search Report for December 2011, Yahoo! and Microsoft accounted for 14.5% and 15.1%, respectively, of the online searches in the United States and Google accounted for 65.9%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including AT&T (through our contract with AT&T’s subsidiary Yellowpages.com LLC d/b/a AT&T Interactive), Yellowbook USA Inc., The Cobalt Group, Super Media, Inc., Yodle and Yellow Media, Inc for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. AT&T is our largest advertiser reseller partner and was responsible for 31% of our total revenues for the year ended December 31, 2011.

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

We received approximately 48% and 50% of our revenue from our five largest customers for the years ended December 31, 2010 and 2011, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 48% and 50% of our total revenues for the years ended December 31, 2010 and 2011, respectively. AT&T is our largest customer and was responsible for 31% of our total revenues for the year ended December 31, 2011 and 37% of accounts receivable at December 31, 2011. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

We have a large number of distribution partners who display our advertiser listings on their networks. Our advertiser listings are delivered to our distribution partners in an automated fashion through an XML data feed or data dump or through the distribution partners’ user interface. Our distribution partners are contractually required to use the listings created by our advertiser customers in accordance with applicable laws and regulations and in conformity with the publication restrictions in our agreements, which are intended to promote the quality and validity of the traffic provided to our advertisers. Nonetheless, we do not operationally control or manage these distribution partners and any breach of these agreements on the part of any distribution partner or its affiliates could result in liability for our business. These agreements include indemnification obligations on the part of our distribution partners, but there is no guarantee that we would be able to collect against offending distribution partners or their affiliates in the event of a claim under these indemnification provisions. Alternatively, we may incur substantial costs as part of our indemnification obligations to distribution partners for liability they may incur as a result of displaying content we have provided them.

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

Our potential liability for unlawful activities of our advertisers and other users of our services or unpermitted uses of our advertiser listings and advertising services and platform by distribution partners and reseller partners and agencies could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources, to discontinue certain service offerings or to terminate certain distribution partner relationships. For example, as a result of the actions of advertisers in our network, we may be subject to private or governmental actions relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against liabilities or losses resulting from the content of our advertiser listings, or resulting from third party intellectual property infringement claims. Although our advertisers agree to indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liabilities or losses incurred by us as a result of the activities of our advertisers.

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

The mobile advertising market may develop more slowly than expected, which could harm our business.

If the market for mobile marketing and advertising develops more slowly than we expect, our business could suffer. Our future success is highly dependent on the commitment of advertisers and marketers to mobile communications as an advertising and marketing medium, the willingness of our potential advertisers to outsource their mobile advertising and marketing needs, and our ability to sell our mobile advertising services to reseller partners and agencies. The mobile advertising and marketing market is relatively new and rapidly evolving. Businesses, including current and potential advertisers, may find mobile advertising or marketing to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services. As a result, the future demand and market acceptance for mobile marketing and advertising is uncertain. Many of our current or potential advertisers have little or no experience using mobile communications for advertising or marketing purposes and have allocated only a limited portion of their advertising or marketing budgets to mobile communications advertising or marketing, and there is no certainty that they will allocate more funds in the future, if any.

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

We utilize phone numbers as part of a number of information and analytic services to advertisers, such as our pay-for-call, call tracking and call analytics services. Our services that utilize phone numbers are designed to enable advertisers and other users of our services to utilize mobile, online and offline advertising and to help measure the effectiveness of mobile, online and offline advertising campaigns. We secure a majority of our phone numbers through telecommunication carriers that we have contracted with and a smaller number through the 800 Service Management System, and such telecommunication carriers provide the underlying telephone service. Our telecommunications carriers and telephone number acquisition process are subject to the rules and guidelines established by the Federal Communications Commission. Furthermore, to the extent we offer call recording and pay-for-call services, we may be directly subject to certain telecommunications-related regulations. The Federal Communications Commission and our telecommunication carriers may change the rules and guidelines for securing phone numbers or change the requirements for retaining the phone numbers we have already secured. As a result, we may not be able to secure or retain sufficient phone numbers needed for our services. We may also be limited in the number of available telecommunications carriers or vendors to provide such phone numbers to us in the event of any industry consolidations.

Our acquisition of certain automated voice and mobile advertising-based technologies is heavily reliant on vendors.

Certain voice and mobile advertising-based products that we acquired as part of our acquisition of Jingle are heavily reliant on vendors. The free directory product that we provide relies on technology provided by third party vendors that include voice recognition software and business, government and residence data listings. We cannot guarantee that the technology, data and services provided by our third party vendors will be of sufficient quality to meet the demands of our customers and partners. Further, we cannot guarantee that the technologies, data and services will be available to us in the future on acceptable terms, if at all. Any perception by our customers or partners that our voice and mobile advertising-based products are incomplete or not of sufficient quality could lead to a loss in confidence by our customers or partners, which in turn could lead to a decline in revenues. If we are unable to continue maintaining, advancing and improving our voice and mobile advertising-based products, our operating results may be adversely affected.

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

The expansion of our call advertising business increases the potential intellectual property infringement claims we may be subject to, particularly in light of the large number of patents which have been issued (or are pending) in the telecommunications field over the last several decades, both in the U.S. and internationally. Jingle, which we acquired in 2011, was subject to patent infringement claims which were unsuccessful at trial. We recently resolved this matter and obtained a license to the patents at issue.

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

Further, as of December 31, 2011, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, together controlled 90% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founders, for any reason, or any conflict among our founders, could harm our current and future operations and prospects.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the Securities and Exchange Commission and the NASDAQ Stock Market heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Class B common stock on the NASDAQ Global Select Market could be adversely affected.

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

The success of our proprietary web site traffic sources depends in large part upon consumer access to our web sites. Consumers access our web sites primarily through the following methods: directly accessing our web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our web sites by clicking on bookmarked web sites; and accessing our web sites through search engines and directories.

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

Certain of our acquisitions involved the acquisition of a large number of previously-owned Internet domain names. Furthermore, we have separately acquired and may acquire in the future additional previously-owned Internet domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired Internet domain names under the Uniform Domain Name Dispute Resolution Policy administered by ICANN or actions under the U.S. Anti-Cybersquatting Consumer Protection Act. Additionally, we display pay-for-call or pay-per-click listings on third party domain names and third party web sites that are part of our distribution network, which also could subject us to a wide variety of civil claims including intellectual property ownership and infringement.

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

We currently or potentially compete with a variety of companies, including Google, IAC/InterActiveCorp, Microsoft, Yahoo!, Yext! and ReachLocal. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition.

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

We store and transmit data and information about our advertisers, reseller partners, distribution partners and their respective users. We deploy security measures to protect this data and information, as do third parties we utilize to assist in data and information storage. Our security measures and those of the third parties we partner with to assist in data and information storage may suffer breaches. Security breaches of our data storage systems or our third party colocation and technology providers we utilize to store data and information relating to our advertisers, reseller partners, distribution partners and their respective users could expose us to significant potential liability. In addition, security breaches, actual or perceived, could result in the loss of advertisers, reseller partners and distribution partners that could potentially have an adverse effect on our business.

We may not be able to protect our intellectual property rights, which could result in our competitors marketing competing products and services utilizing our intellectual property and could adversely affect our competitive position.

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have had issued or have applications pending for the following patents:

•	U.S. Patent Number 7,668,950 entitled “Automatically Updating Performance-Based Online Advertising System and Method” was issued February 23, 2010.

•

U.S. Nonprovisional Patent Application Number 11/985,188 entitled “Method and System for Tracking Telephone Calls” was filed on November 14, 2007 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Nonprovisional Patent Application Number 12/512,821 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was filed on July 30, 2009.

•

U.S. Nonprovisional Patent Application Number 12/829,372 entitled “System and Method to Direct Telephone Calls to Advertisers” and U.S. Nonprovisional Patent Application Number 12/829,373 entitled System and Method for Calling Advertised Telephone Numbers on a Computing Device” and U.S. Nonprovisional Patent Application Number 12/829,375 entitled System and Method to Analyze Calls to Advertised Telephone Numbers were all filed on July 1, 2010. U.S. Respective corresponding PCT Application Numbers PCT/US11/42792, PCT/US11/42812 and PCT/US11/42819 were filed July 1, 2011.

•

U.S. Nonprovisional Patent Application Number 12/844,488 entitled “Systems and Methods for Blocking Telephone Calls” was filed on July 27, 2010 and corresponding PCT Application Number PCT/US11/45403 was filed July 26, 2011.

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 owned by Jingle which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•

U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011 and corresponding European Application Number 5826299.99 was filed November 29, 2005.

•	U.S. Nonprovisional Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Nonprovisional Patent Application Number 11/291,094 entitled “Telephone Search Supported By Keyword Map To Advertising” was filed November 29, 2005.

•	U.S. Nonprovisional Patent Application Number 11/728,189 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” was filed March 23, 2007.

•	U.S. Nonprovisional Patent Application Number 11/897,262 entitled “Directory Assistance With Data Processing Station” was filed August 29, 2007.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of mobile and Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months of the year, mobile and Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and in turn the market price of our securities. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which may impact our quarterly results of operations in addition to typical seasonality seen in our industry.

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

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the mobile, Internet or telecommunications infrastructure and networks;

•	failure of the individual networking infrastructures of our advertisers, reseller partners, and distribution partners to alleviate potential overloading and delayed response times;

•	a decision by advertisers and consumers to spend more of their marketing dollars on offline programs;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

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

On November 19, 2004, the federal government passed legislation placing a ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions which expires in November 2014. Unless the ban is further extended, state and local governments may begin to levy additional taxes on Internet access and electronic commerce transactions upon the legislation’s expiration. An increase in taxes may make electronic commerce transactions less attractive for advertisers and businesses, which could result in a decrease in the level of usage of our services. Additionally, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and the Company’s filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. We cannot predict the outcome of any of these reviews.

Risks Relating to Ownership of our Common Stock

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through December 31, 2011. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with acquisitions, including in connection with our Jingle acquisition;

•	actual or anticipated fluctuations in our operating results;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners, reseller partners and agencies, or advertisers;

•	changes in growth or earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies;

•	changes in our industry and the overall economic environment;

•	volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock or upon exercise of stock options;

•	Class B common stock repurchases under our previously announced share repurchase program;

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

As of December 31, 2011, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 90% of the combined voting power of all outstanding shares of our capital stock. These founders together control 90% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Our headquarters are located in Seattle, Washington and consist of approximately 61,000 square feet of leased office space expiring in March 2018. We also lease additional office space in Las Vegas, Nevada, Billerica, Massachusetts, and New York, New York with lease terms expiring between August 2012 and March 2018. Our information technology systems are hosted and maintained in third party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class B common stock has been traded on the NASDAQ Global Select Market under the symbol “MCHX” since March 31, 2004 when we completed our initial public offering at a price of $6.50 per share. Prior to that time, there was no public market for our Class B common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for Marchex’s Class B common stock as reported on the NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2010
First Quarter	$5.78	$4.87
Second Quarter	$5.44	$3.85
Third Quarter	$5.55	$3.80
Fourth Quarter	$9.72	$5.15
Year ended December 31, 2011
First Quarter	$9.94	$7.42
Second Quarter	$8.99	$6.54
Third Quarter	$10.80	$7.85
Fourth Quarter	$9.14	$5.67

Holders

As of March 7, 2012, there were 37,165,083 shares of common stock outstanding that were held by 75 stockholders of record. Of these shares:

•	9,570,382 shares were issued as Class A common stock, and as of this date were held by 4 stockholders of record; and

•	27,594,701 shares were issued as Class B common stock, and as of this date were held by 71 stockholders of record.

Dividends

In November 2006, we initiated a quarterly cash dividend at $0.02 per share of Class A common stock and Class B common stock. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.0 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such rate or at all.

Issuer Purchases of Equity Securities

During the fourth quarter of 2011, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs(1)
Class B Common Shares:
October 1 - October 31, 2011	6,300	$8.63	6,300	588,331
November 1 - November 30, 2011	295,471	$6.11	295,471	292,860
December 1 - December 31, 2011	157,292	$6.78	157,292	1,135,568

Total Class B Common Shares	459,063	$6.37	459,063	1,135,568

(1)

We have established a share repurchase program which currently authorizes the Company to repurchase up to 12 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marchex under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from December 31, 2006 through December 31, 2011 of cumulative total return for our Class B common stock, the NASDAQ Composite Index (the “NASDAQ Composite Index”) and the RDG Internet Composite Index (the “RDG Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2006 through 2011. The graph assumes that $100 was invested on December 31, 2006 in the Class B common stock of the Company, the NASDAQ Composite Index and the RDG Internet Composite Index and assumes reinvestment of any dividends. Such returns are based on historical results and are not intended to suggest future performance.

                        *$ 100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

                        Fiscal year ending December 31.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Marchex, Inc.	$100.00	$81.69	$44.25	$39.23	$74.77	$49.47
NASDAQ Composite Index	$100.00	$110.26	$65.65	$95.19	$112.10	$110.81
RDG Internet Composite Index	$100.00	$126.21	$67.19	$120.51	$145.40	$149.87

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated financial data for the years ended December 31, 2007 and 2008 is derived from our audited consolidated financial statements which are not included in this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2009, 2010 and 2011, and the consolidated balance sheet data at December 31, 2010 and 2011, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.

The historical results are not necessarily indicative of the results to be expected in any future period.

Consolidated Statements of Operations Data (in thousands except per share amounts):

	Year ended December 31,
	2007	2008	2009	2010	2011
Revenue	$139,391	$146,375	$93,261	$97,566	$146,726
Income (loss) from operations	$(3,037)	$(175,286)	$(3,570)	$(3,789)	$6,030
Net loss	$(1,505)	$(127,864)	$(2,062)	$(3,043)	$2,959
Net income (loss) applicable to common stockholders	$(1,627)	$(128,132)	$(2,249)	$(3,242)	$2,700
Basic net income (loss) per share applicable to Class A and Class B common stockholders	$(0.04)	$(3.52)	$(0.07)	$(0.10)	$0.08
Diluted loss per share applicable to Class A and Class B common stockholders	$(0.04)	$(3.52)	$(0.07)	$(0.10)	$0.08
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	11,562	10,964	10,884	10,661	9,928
Class B	27,375	25,468	22,830	21,993	23,358
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	11,562	10,964	10,884	10,661	9,928
Class B	38,937	36,432	33,714	32,654	35,318

Consolidated Balance Sheet Data (in thousands):

	December 31,
	2007	2008	2009	2010	2011
Cash and cash equivalents	$36,456	$27,418	$33,638	$37,328	$37,443
Working capital	$41,243	$34,988	$41,273	$47,305	$16,168
Total assets	$320,194	$170,270	$159,373	$159,690	$220,058
Other non-current liabilities	$105	$23	$1,005	$2,076	$2,580
Total liabilities	$18,306	$20,962	$17,948	$19,998	$61,050
Total stockholders’ equity	$301,888	$149,308	$141,425	$139,692	$159,008
Cash dividends declared per common share	$0.06	$0.08	$0.08	$0.08	$0.08

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a digital call advertising and small business marketing company. We deliver call and click-based advertising products and services to tens of thousands of advertisers, ranging from small businesses to Fortune 500 companies. Our technology-based products and services facilitate the efficient and cost-effective marketing and selling of goods and services for national and small businesses who want to market and sell their products through call-ready media including mobile, online and offline; and a proprietary, locally-focused web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Digital Call Advertising Services. We deliver a variety of digital call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. These services include Marchex Call Connect, where we provide pay-for-call advertisements through the Marchex Digital Call Marketplace, and Marchex Call Analytics, which include phone number and call tracking, call mining, keyword-level tracking, click-to-call, web site proxying, and other call-based products which enable our customers to utilize mobile, online and offline advertising to drive calls as well as clicks into their businesses and to measure the effectiveness of their advertising campaigns. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Small Business Solutions. Our small business solutions enable reseller partners of small business advertisers, such as Yellow Pages providers and vertical marketing service providers, to sell digital call advertising and/or search marketing products through their existing sales channels, which are then fulfilled by us across our distribution network, including mobile sources, leading search engines and our own proprietary web site traffic sources. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, offline digital call advertising. The lead services we offer to small business advertisers through our small business solutions include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. Our small business solutions have the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and also agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), AT&T is our largest reseller partner and was responsible for 31% of our total revenues for 2011 of which the majority is derived from our small business solutions.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local web sites, mobile distribution and our own proprietary web site traffic sources. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our web sites or a third party web site in our distribution network to an advertiser’s web site and completes a specified action. We also offer a private-label platform for publishers, separate and distinct from our small business solutions which enable them to monetize their web sites with contextual advertising from their own customers or from our advertising relationships. We sell pay-per-click contextual advertising placements on specialized vertical and branded publisher web sites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Proprietary Web Site Traffic. We believe our Proprietary Web Site Traffic is a source of local information online and is a source of calls within the Marchex Digital Call Marketplace. It includes more than 200,000 of our owned and operated web sites focused on helping users make informed decisions about where to get local products and services. It features listings from more than 10 million small business listings in the U.S. and millions of expert and user-generated reviews on small businesses. The more than 200,000 web sites in our network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our proprietary web sites is primarily monetized with pay-for-call and pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising.

•

Feed Management and Related Services. Through the end of 2009, we used our proprietary technology to crawl and extract relevant product content from advertisers’ databases and web sites to create automated and highly-targeted product and service listings feed, which we delivered primarily into Yahoo!’s search submit product. Advertisers generally paid us a fixed price for each click they received on an advertisement or listing included in the feed. In addition and as a supplement to feed management services, we offered campaign management services to enable our advertisers to consolidate the purchasing, management, optimization and reporting from their search and vertical advertising campaigns across a large number of search engines, local web sites and pay-per-click networks in one central location. Under these services advertisers paid us a pre-negotiated rate for each click they receive on their advertisement placed or managed as part of our campaign management services. Yahoo! discontinued its feed management service relationship with us effective December 31, 2009 as a result of its partnership with Microsoft. Accordingly, we discontinued our feed management and related service offerings as of that date. We generated $7.5 million in revenues from feed management and related services for the year ended December 31, 2009. The impact on our financial statements attributable to our ending this service is lessened by the relatively low operating margin attributable to this service given our revenue share arrangement with Yahoo! with respect thereto.

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

The fair value of the shares of Class B common stock issued as part of the consideration paid was valued at $7.6 million using the Company’s closing stock price of $7.46 per share at the acquisition date. The fair value of the future consideration payments of $34.7 million, was determined using a rate of approximately 2% based on the Company’s incremental borrowing rate and is recorded as current deferred acquisition payments in the balance sheet.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2009, 2010 and 2011.

Revenue

We currently generate revenue through our call advertising services, pay-per-click advertising, small business solutions products which include our call and click services, proprietary web site traffic, and historically our feed management and related services.

Our primary sources of revenue are the performance-based advertising services, which include pay-for-call services, pay-per-click services, cost-per-action services and historically our feed management and related services. These primary sources amounted to greater than 78% of our revenues in all periods presented. Our secondary sources of revenue are our small business solutions products which enable partner resellers to sell call advertising and/or search marketing products, campaign management services, and natural search optimization services. These secondary sources amounted to less than 22% of our revenues in all periods presented. We have no barter transactions.

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

Performance-Based Advertising Services

In providing call advertising services and pay-per-click advertising, we generate revenue upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each phone call or click-through, which occurs when a user makes a phone call or clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, our portfolio of owned web sites, other targeted Web-based content and offline sources. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action.

We generate revenue from reseller partners and publishers utilizing our small business solutions products to sell call advertising and/or search marketing products. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners or publishers engage the advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

Prior to 2010, we provided feed management services in which advertisers pay for their Web pages and product databases to be crawled, or searched, and included in search engine, directory and product shopping engine results within our distribution network. Generally, the feed management listings are presented in a different section of the Web page than the pay-per-click listings. For this service, revenue is generated when an online user clicks on a feed management listing from search engine, directory or product shopping engine results. Each click-through on an advertisement listing represents a completed transaction for which the advertiser pays for on a per-click basis. The placement of a feed management result is largely determined by its relevancy, as determined by the distribution partner. Yahoo! discontinued its feed management service relationship with us effective December 31, 2009 as a result of its partnership with Microsoft. Accordingly, we discontinued our feed management and related service offerings as of that date.

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

We anticipate that these variables will fluctuate in the future, affecting our ability to grow and our financial results. In particular, it is difficult to project the number of phone calls or click-throughs which will be delivered to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or click-through. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets. In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, mobile and Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	telecommunication costs, including the use of phone numbers relating to our call products and services;

•	maintaining our web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our web sites, network equipment and internally developed software;

•	colocation service charges of our network web site equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state, city, and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

As of December 31, 2011, we have net deferred tax assets of $49.1 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state, city, and foreign net operating loss carryforwards, will be realized. As of December 31, 2011, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $4.6 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2011, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2010 and 2011, we had federal net operating loss carryforwards (“NOL”) of $1.7 million (excluding Jingle) which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

In connection with the Jingle acquisition, the Company acquired federal net operating loss carryforwards (“NOL”). Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, the Company has not recorded those amounts the Company believes it will not be able to utilize and has not included those NOL carryforwards in its deferred tax assets. The Company’s preliminary estimate of NOL carryforwards that may be utilized is approximately $7.0 million. In 2011, the Company utilized approximately $2.8 million.

Comparison of the year ended December 31, 2010 (2010) to the year ended December 31, 2011 (2011) and comparison of the year ended December 31, 2009 (2009) to the year ended December 31, 2010 (2010).

Revenue.

The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2009	2010	2011
Partner and Other Revenue Sources	$61,698	$71,537	$126,210
Proprietary Web Site Traffic Sources	31,563	26,029	20,516

Total Revenue	$93,261	$97,566	$146,726

2010 to 2011

Our partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and per-per-click advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content, mobile carriers, and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services, natural search optimization services and outsourced search marketing platforms. Our proprietary web site traffic revenues are generated from our portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee.

Revenue increased 50% from $97.6 million for 2010 compared to $146.7 million in 2011. The partner and other revenues increased $54.7 million due almost entirely to increased revenues from our call advertising services, which includes approximately $17.0 million indirectly attributable to the pre-existing customers from the Jingle acquisition, and small business solutions products which in part was driven by adding tens of thousands of national and small business accounts across our call advertising services and small business solutions product platforms and certain pricing reductions and incentives provided to AT&T in 2010. We estimated these incentives in comparison to the prior pricing arrangement likely generated an estimated $8 million in savings to AT&T during 2010. This increase was offset by an $800,000 decrease in revenue from our pay-per-click services.

Our proprietary web site traffic revenues decreased $5.5 million and were primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites. In the near term, we expect lower proprietary web site traffic revenues as a result of lower budgets for cost-per-actions from resellers particularly related to our local search and directory web sites.

2009 to 2010

Revenue was $93.3 million for 2009 compared to $97.6 million in 2010. The partner and other revenues increased $9.8 million and were affected primarily by increased revenues of $17.6 million in our call advertising services, which in part was driven by adding more than 25,000 national and small business accounts to our platform across our small business solutions products and call advertising services. This increase was offset by a decrease in revenue from AT&T from pricing reductions and incentives as part of an extension of our arrangement with AT&T in the second quarter of 2010 along with a decrease in revenue of $6.8 million generated from our feed management and related services. Effective December 31, 2009 Yahoo! discontinued its feed management service relationship with us as a result of its recently announced partnership with Microsoft. Accordingly, we discontinued our feed management service offering as of that date.

Under our primary arrangement with AT&T, we generate revenues from our small business solutions products to sell call advertising and/or search marketing products through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with AT&T through June 30, 2015 that includes certain exclusivity provisions for new advertiser accounts and the contemplated migration of several thousand existing advertiser accounts. As part of the arrangement, we provided pricing reductions including significant pricing incentives in 2010. We estimated these incentives in comparison to the prior arrangement pricing likely generated an estimated $8 million in savings for AT&T during 2010. Our proprietary web site traffic revenue decreased primarily due to $3.1 million in lower revenues for cost-per-actions from resellers such as Dex One Corporation, WhitePages, Inc. and Intelius, Inc., particularly related to our local search and directory web sites. The remainder of such decrease was largely due to lower revenues from our arrangement with Yahoo! whereby we receive payment upon click-throughs on pay-per-click listings presented on our web sites. This decrease was principally due to fewer click-throughs on pay-per-click listings from Yahoo! through the third quarter of 2010 and the expiration of our paid listings arrangement with Yahoo! related to our web sites on September 30, 2010, although we expect to continue various other contractual arrangements with Yahoo!. We entered into a paid listings arrangement with another advertiser service provider in the fourth quarter of 2010 which primarily offset Yahoo!’s revenue decline in such quarter.

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

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of phone calls and click-throughs which will be delivered to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or click-through. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets. In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. It is generally understood that during the spring and summer months, mobile and Internet usage is lower than during other times of the year, especially in comparison to the fourth quarter of the calendar year. The extent to which usage may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage during these periods may adversely affect our growth rate and results.

Expenses

Expenses were as follows (in thousands):

	Twelve months ended December 31,
	2009	% revenue	2010	% revenue	2011	% revenue
Service costs	$47,633	51%	$57,557	59%	$81,835	56%
Sales and marketing	17,890	19%	13,530	14%	15,434	11%
Product development	14,478	16%	16,804	17%	22,794	16%
General and administrative	16,049	17%	17,507	18%	22,709	15%
Amortization of intangible assets from acquisitions	5,493	6%	2,729	3%	5,455	4%
Acquisition related costs	—	0%	—	0%	1,890	1%

	$101,543	109%	$108,127	111%	$150,117	103%

We follow FASB ASC 718 and record stock-based compensation expense under the fair value method. In 2011, we recorded $15.1 million of stock-based compensation expense as compared to $10.8 million in 2010 and $9.6 million in 2009. This stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations.

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Twelve months ended December 31,
	2009	2010	2011
Service costs	$474	$805	$1,291
Sales and marketing	1,400	799	1,505
Product development	592	1,015	1,416
General and administrative	7,131	8,213	10,931

Total stock-based compensation	$9,597	$10,832	$15,143

See Note 7 (b)—“Stock Option Plan” of the consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 42%, from $57.6 million in 2010 to $81.8 million in 2011. The increase was primarily attributable to an increase in distribution partner payments, fees paid to outside service providers, personnel costs, stock-based compensation, facility costs, communication and network costs, travel, and depreciation totaling $24.6 million, partially offset primarily by a decrease in Internet domain amortization of $333,000. These increases are also related to the incremental revenues as a result of the Jingle acquisition and the related operating activities.

Service costs increased 21% from $47.6 million in 2009 to $57.6 million in 2010. The increase was primarily attributable to an increase in distribution partner payments, fees paid to outside service providers, personnel costs, stock-based compensation, facility costs, communication and network costs, travel, and depreciation totaling $10.5 million, partially offset primarily by a decrease in Internet domain amortization and credit card processing fees of $533,000.

Service costs represented 56% of revenue in 2011 compared to 59% in 2010 and 51% in 2009. The 2011 decrease as a percentage of revenue in service costs compared to 2010 was primarily a result of certain pricing reductions and incentives as part of an extension of our arrangement with AT&T in the second quarter of 2010. The 2010 increase as a percentage of revenue in service costs as compared to 2009 was primarily a result of an increase in the proportion of revenue attributable to our pay-for-call or cost-per-action services for which there are related distribution partner payments, the effect of pricing reductions and pricing incentives to AT&T, and to a lesser extent an increase in communication and network costs. Payments to pay-for -call, pay-per-click, and cost-per-action partners account for higher user acquisition costs as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our proprietary web site traffic revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary web site traffic revenues have no corresponding distribution partner payments. To the extent our proprietary web site traffic revenues make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We expect with an increase in the proportion of partner and other revenue sources and additional investment in our network, service costs will increase as a percentage of revenue in the near term. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 14% from $13.5 million in 2010 to $15.4 million in 2011. As a percentage of revenue, sales and marketing expenses were 14% and 11% for 2010 and 2011, respectively. The net increase in dollars was related primarily to increases in personnel and stock-based compensation costs related to the Jingle acquisition partially offset by a decrease in online and outside marketing activities. The 2011 decrease as a percentage of revenue in sales and marketing expenses was primarily a result of revenues increasing at a greater rate when compared to the increase in sales and marketing expenses. We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively similar in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Sales and marketing expenses decreased 24% from $17.9 million in 2009 to $13.5 million in 2010. As a percentage of revenue, sales and marketing expenses were 19% and 14% for 2009 and 2010, respectively. The net decrease in dollars and percentage of revenue was related primarily to a decrease in online and outside marketing activities and stock-based compensation.

Product Development. Product development expenses increased 36% from $16.8 million in 2010 to $22.8 million in 2011. The increase in dollars was primarily due to an increase in personnel costs and stock-based compensation of $5.0 million partially related to the Jingle acquisition. As a percentage of revenue, product development expenses were 17% and 16% in 2010 and 2011, respectively. The 2011 decrease as a percentage of revenue in product development expense as compared to 2010 was primarily a result of revenues increasing at a greater rate when compared to the increase in product development costs. We expect product development expenditures in the near term to be relatively stable in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

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

General and Administrative. General and administrative expenses increased 30%, from $17.5 million in 2010 to $22.7 million in 2011. The increase in dollars was primarily due to an increase in personnel costs and stock-based compensation related primarily to the Jingle acquisition. As a percentage of revenue, general and administrative expenses were 18% and 15% in 2010 and 2011, respectively. The 2011 decrease as a percentage of revenue in general and administrative expenses was primarily a result of revenues increasing at a greater rate when compared to the general and administrative expenses. We expect our general and administrative expenses to be relatively stable in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock-based compensation is impacted by market conditions relating to our stock price.

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense increased from $2.7 million in 2010 to $5.5 million in 2011. The increase was associated with amortization of intangible assets acquired in the Jingle acquisition in April 2011 offset partially by certain intangible assets from prior acquisitions being fully amortized. During 2011, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

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

No impairment of the Company’s intangible assets have been identified in 2011. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such assets’ fair values.

Acquisition related costs. Acquisition related costs of $1.9 million were primarily for professional fees to perform due diligence, historical audits in connection with regulatory filings and other procedures associated with our acquisition of Jingle in April 2011. Of the $1.9 million of acquisition related costs, we recognized approximately $372,000 for the future obligations of non-cancelable lease and other costs related to the Jingle office. The portion related to the non-cancelable lease is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $9.4 million in 2011 and was attributable to the sales and disposals of Internet domain names and other intangible assets. The gain on sales and disposals of intangible assets, net was $4.7 million and $6.8 million in 2009 and 2010, respectively.

Other income (expense), net. Other income (expense), net were $129,000 and ($458,000) in 2010 and 2011, respectively. The net increase in other income (expense), net during 2011 was primarily due to accretion of interest expense related to the future consideration for the Jingle acquisition.

Other income (expense), net were ($17,000) and $129,000 in 2009 and 2010, respectively. The net increase in other income (expense), net during 2010 was primarily due to cash received related to a settlement agreement.

Income Taxes. The income tax benefit in 2010 was $617,000 compared to an income tax expense of $2.6 million in 2011. In 2010, the effective tax rate benefit of 17% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, other non-deductible amounts and an adjustment for the research and experimentation credit for 2010. In 2011, the effective tax rate of 47% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, acquisition related costs related to the Jingle acquisition, non-cash accretion of interest expense, and other non-deductible amounts. In addition, we recorded $362,000 of income tax benefit associated with our federal return audits for years 2005 through 2009.

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

During 2009, 2010 and 2011, we recognized excess tax benefits (deficits) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock of approximately ($1.8) million, ($537,000), and $913,000, respectively, which were recorded to additional paid in capital.

Net Income (Loss). Net income (loss) increased from a net loss of $3.0 million in 2010 to net income of $3.0 million in 2011. The increase was primarily attributable to an increase in revenues and gains on sales of intangible assets, offset partially by operating costs increases and acquisition related costs of $1.9 million for 2011in which there were no comparable costs in 2010. Income tax expense of $2.6 million recorded in 2011 further offset the increase in revenues. The Jingle acquisition also resulted in increased revenues and operating costs.

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

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters ended December 31, 2011. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

(in thousands)	Quarter Ended
	Mar 31, 2010	June 30, 2010	Sept 30, 2010	Dec 31, 2010	Mar 31, 2011	June 30, 2011	Sept 30, 2011	Dec 31, 2011
Consolidated Statement of Operations:
Revenue	$24,002	$21,394	$24,195	$27,975	$29,080	$38,761	$39,862	$39,023
Expenses:
Service costs (1)	12,649	13,656	14,604	16,648	16,672	21,701	21,848	21,614
Sales and marketing (1)	3,911	3,511	3,183	2,925	2,695	3,933	4,547	4,259
Product development (1)	3,962	4,326	4,194	4,322	4,889	5,937	6,132	5,836
General and administrative (1)	3,837	4,289	4,684	4,697	5,155	6,139	5,860	5,555
Acquisition related costs	—	—	—	—	402	1,049	62	377
Amortization of intangible assets from acquisitions (2)	705	711	704	609	464	1,620	1,672	1,699

Total operating expenses	25,064	26,493	27,369	29,201	30,277	40,379	40,121	39,340
Gain on sales and disposals of intangible assets, net	1,327	690	2,633	2,122	1,913	2,712	2,487	2,309
Income (loss) from operations	265	(4,409)	(541)	896	716	1,094	2,228	1,992
Other income (expense):
Interest income	19	19	17	21	131	7	3	—
Interest and line of credit expense	(26)	(27)	(27)	(27)	(26)	(183)	(198)	(197)
Other	2	45	112	1	(3)	2	(1)	7

Total other income (expense)	(5)	37	102	(5)	102	(174)	(196)	(190)

Income (loss) before provision for income taxes	260	(4,372)	(439)	891	818	920	2,032	1,802
Income tax expense (benefit)	328	(1,245)	54	246	242	779	778	814

Net income (loss)	(68)	(3,127)	(493)	645	576	141	1,254	988
Dividends paid to participating securities	(44)	(48)	(55)	(52)	(63)	(61)	(67)	(68)

Net income (loss) applicable to common stockholders	$(112)	$(3,175)	$(548)	$593	$513	$80	$1,187	$920

(1) Excludes amortization of intangible assets from acquisitions (2) Components of amortization of intangible assets from acquisitions:
Service costs	$705	$711	$704	$609	$464	$1,314	$1,359	$1,378
Sales and marketing	—	—	—	—	—	292	298	307
General and administrative	—	—	—	—	—	14	15	14

Total	$705	$711	$704	$609	$464	$1,620	$1,672	$1,699

Liquidity and Capital Resources

As of December 31, 2010 and 2011, we had cash and cash equivalents of $37.3 million and $37.4 million, respectively. As of December 31, 2011, we had current and long term contractual obligations of $56.8 million of which $35.6 million is for deferred payments related to the Jingle acquisition, which are to be paid in cash or shares of Class B common stock or combination of both at Marchex’s option, and $14.0 million is for rent under our facility operating leases.

Cash provided by operating activities primarily consists of a net income (loss) adjusted for certain non-cash items such as amortization and depreciation, deferred income taxes, stock-based compensation, excess tax benefit related to stock-based compensation, acquisition related costs, accretion of interest, gain on sale of intangible assets net, and changes in working capital.

Cash provided by operating activities for the year ended December 31, 2011 of approximately $16.8 million consisted primarily of net income of $3.0 million adjusted for non-cash items of $27.6 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, acquisition related costs, excess tax benefit related to stock-based compensation, and deferred income taxes, gain on sales and disposals of intangible and fixed assets, net of $9.4 million and $4.3 million used for working capital and other activities, which is net of cash received of $204,000 related to a lease incentive. Cash provided by operating activities for the year ended December 31, 2010 of approximately $9.4 million consisted primarily of net loss of $3.0 million adjusted for non-cash items of $21.9 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes, gain on sales and disposals of intangible and fixed assets, net of $6.8 million and approximately $2.6 million used for working capital and other activities which is net of cash received of $779,000 related to a lease incentive. Cash provided by operating activities for the year ended December 31, 2009 of approximately $17.1 million consisted primarily of a net loss of $2.1 million adjusted for non-cash items of $26.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and excess income tax benefit related to stock options, gain on sales and disposals of intangible and fixed assets, net of $4.7 million and approximately $2.5 million used in working capital and other activities.

With respect to a significant portion of our pay-for call and pay-per-click advertising services, the amount payable to the distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. We generally receive payment from advertisers in close proximity or in some cases prior to the timing of the corresponding payments to the distribution partners who provide placement for the listings. These services constituted the majority of revenue in 2009, 2010 and 2011. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site traffic revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our small business solutions products, such as AT&T, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, and Yellow Media Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the year and as of December 31, 2011 amounts from these partners totaled 46% of revenue and $15.6 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at December 31, 2011 from AT&T totaled $11.3 million.

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

Cash used in investing activities for the year ended December 31, 2011 of approximately $10.4 million was primarily attributable to the cash paid at closing of $15.8 million related to the Jingle acquisition, and purchases for property and equipment of $4.0 million which were partially offset by proceeds from the sales of intangible assets of approximately $9.5 million. In April 2011, we acquired Jingle in which $15.8 million, net of cash acquired, was paid at closing. The acquisition includes deferred acquisition payments of $17.6 million and $18.0 million to be paid in cash or shares of Class B common stock or a combination of both at the Marchex’s option on the 12th and 18th month anniversaries of closing. Any deferred acquisition payments paid in shares will be increased by 5%. Cash provided by investing activities for the year ended December 31, 2010 of approximately $3.2 million was primarily attributable to proceeds from the sales of intangible assets of approximately $6.8 million which were primarily offset by net purchases for property and equipment of $3.4 million. Cash provided by investing activities for the year ended December 31, 2009 of approximately $2.5 million was primarily attributable to proceeds from the sales of intangible assets of approximately $4.9 million primarily offset by net purchases for property and equipment of $2.4 million.

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

Cash used in financing activities for the year ended December 31, 2011 of approximately $6.3 million was primarily attributable to the repurchase of 883,000 shares of Class B common stock for treasury stock totaling approximately $6.2 million and common stock dividend payments of $2.9 million, partially offset by net proceeds of approximately $1.8 million from the sale of stock through employee stock options and employee stock plan purchases and $1.0 million from excess tax benefit related to stock-based compensation. Cash used in financing activities for the year ended December 31, 2010 of approximately $8.9 million was primarily attributable to the repurchase of 1.2 million shares of Class B common stock for treasury stock totaling approximately $6.5 million and common stock dividend payments of $2.8 million offset by net proceeds of approximately $399,000 from the sale of stock through employee stock options and employee stock plan purchases and $36,000 of excess tax benefits related to stock-based compensation. Cash used in financing activities for the year ended December 31, 2009 of approximately $13.5 million was primarily attributable to the repurchase of 2.8 million shares of Class B common stock for treasury stock totaling approximately $10.7 million, and common stock dividend payments of $2.9 million, partially offset by net proceeds of approximately $131,000 from the sale of stock through employee stock options and employee stock plan purchases and $69,000 of excess tax benefits related to stock options.

The following table summarizes our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

In thousands	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$14,049	$2,124	$4,523	$4,492	$2,910
Other contractual obligations (3),	42,770	$39,040	2,644	1,086	—

Total contractual obligations (1), (2)	$56,819	$41,164	$7,167	$5,578	$2,910

(1)

In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.

(2)	Our tax contingencies of approximately $305,000 are not included due to their uncertainty.
(3)

Includes deferred acquisition payments of $17.6 million and 18.0 million to be paid in cash or shares of Class B common stock or a combination of both option on the 12th and 18th month anniversaries of closing related to the Jingle acquisition. Any deferred acquisition payments paid in shares will be increased by 5%. These deferred acquisition payments are recorded on the balance sheet as short term liabilities.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

We are evaluating potential strategic alternatives for certain assets including certain pay-per-click products and web sites, with a goal of further focusing on the products and opportunities that can drive business growth. This evaluation may lead to divestures, which may result in cash proceeds in the near term but could also impact future operating cash flows.

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extended the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points. As of December 31, 2011, we had $30 million of availability under the credit agreement.

In November 2006, our board of directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. During 2008 and 2009, our board of directors authorized various increase in the share repurchase program to repurchase up to 11 million shares in the aggregate (less shares previously purchased under the share repurchase program). In December 2011, our board of directors authorized an increase in the share repurchase program to repurchase up to 12 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This share repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2010 and 2011, approximately 1.2 million and 883,000 shares of Class B common stock, respectively, were repurchased under the share purchase program. In 2012, we have repurchased approximately 136,000 shares of Class B common stock to date.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2010, quarterly dividends were paid on February 15, May 17, August 16 and November 15 to Class A

and Class B common stockholders of record as of the close of business of February 4, May 5, August 6 and November 5, respectively. Total dividends paid in 2010 were approximately $2.8 million. For 2011, quarterly dividends were paid on February 15, May 16, August 15 and November 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 6, August 5 and November 5, respectively. Total dividends paid in 2011 were approximately $2.9 million. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.0 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors.

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

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach consumers across online, mobile and offline sources. The primary revenue driver has been performance-based advertising, which includes pay-for-call advertising, pay-per-click advertising, and cost-per-action services. For pay-for-call and pay-per-click advertising, revenue is recognized upon delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listing which occurs when an online, mobile or offline user makes a phone call or clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes mobile and online search engines and applications, directories, shopping engines, third party Internet domains or web sites, other targeted Web-based content, offline sources, and our portfolio of owned web sites, on which we include our advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per phone call or click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC 605, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

We apply the provisions of FASB ASC 350 “Goodwill and Intangible Assets” acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360.

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

No impairment of our goodwill and other intangible assets have been identified in 2009, 2010 or 2011. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

During 2011, we issued equity awards of stock options and restricted stock units in three separate tranches that have vesting based on a combination of certain service and market conditions. For equity awards with vesting based on a combination of certain service and market conditions, we factor an estimated probability of achieving certain service and market conditions and recognize compensation cost over the requisite service period of the award. We used a binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche.

Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards, the use of the Black-Scholes option pricing model, and the use of the binomial lattice model and a Monte Carlo simulation are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 7 (b)—“Stock Option Plan” in the consolidated financial statements for additional information.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state, city, and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

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

As of December 31, 2011, we have net deferred tax assets of $49.1 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. As of December 31, 2011, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state, city and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $4.6 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2011, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2010 and 2011, we had federal net operating loss carryforwards (“NOL”) of $1.7 million (excluding Jingle) which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

In connection with the Jingle acquisition, the Company acquired federal net operating loss carryforwards (“NOL”). Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, the Company has not recorded those amounts the Company believes it will not be able to utilize and has not included those NOL carryforwards in its deferred tax assets. The Company’s preliminary estimate of NOL carryforwards that may be utilized is approximately $7.0 million. In 2011, the Company utilized approximately $2.8 million.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended Accounting Standards Codification Topic 820 (“ASC 820”) to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU

2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. We will adopt these provisions in first quarter 2012 and we do not expect these provisions to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendment is effective for fiscal years beginning after December 15, 2011, and interim periods within that year. In December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of the reclassifications of other comprehensive income on the face of the income statement. We do not expect these standards to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amended Accounting Standards Codification Topic 350 (“ASC 350”) to allow companies to first assess qualitative factors to determine whether existence of events or circumstances leads to a conclusion that it is not more likely than not that the fair value of a reporting unit is less than the carrying value. If such a conclusion is reached, then the two-step impairment test is not required to be performed. ASU 2011-08 is effective for the Company in 2012 and earlier adoption is permitted. We will adopt this standard in the first quarter of 2012 and we do not expect the standard to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions. During the years ended December 31, 2010 and 2011, the effects of changes in interest rates on the fair market value of our investments and our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited Marchex, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marchex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Marchex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 12, 2012

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$37,328	$37,443
Accounts receivable, net	20,214	30,635
Prepaid expenses and other current assets	3,567	3,614
Refundable taxes	3,249	193
Deferred tax assets	869	2,753

Total current assets	65,227	74,638
Property and equipment, net	4,710	6,187
Deferred tax assets	50,769	46,310
Intangible and other assets, net	2,070	2,191
Goodwill	35,337	82,644
Intangible assets from acquisitions, net	1,577	8,088

Total assets	$159,690	$220,058

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,166	$12,896
Accrued expenses and other current liabilities	5,106	8,430
Deferred acquisition payments	—	35,214
Deferred revenue	1,650	1,930

Total current liabilities	17,922	58,470
Other non-current liabilities	2,076	2,580

Total liabilities	19,998	61,050
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 137,500 shares;
Class A: 12,500 shares authorized; 10,501 and 10,238 shares issued and outstanding, respectively, at December 31, 2010; 9,894 and 9,632 shares issued and outstanding, respectively, at December 31, 2011	105	99
Class B: 125,000 shares authorized; 25,480 and 25,257 shares issued and outstanding, respectively, at December 31, 2010, including 3,214 of restricted stock at December 31, 2010; and 28,074 and 27,917 shares issued and outstanding, respectively, at December 31, 2011, including 3,995 restricted stock at December 31, 2011	255	281
Treasury stock: 223 and 157 shares of Class B stock at December 31, 2010 and 2011, respectively	(1,360)	(1,067)
Additional paid-in capital	281,421	297,465
Accumulated deficit	(140,729)	(137,770)

Total stockholders’ equity	139,692	159,008

Total liabilities and stockholders’ equity	$159,690	$220,058

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2009	2010	2011
Revenue	$93,261	$97,566	$146,726
Expenses:
Service costs (1)	47,633	57,557	81,835
Sales and marketing (1)	17,890	13,530	15,434
Product development (1)	14,478	16,804	22,794
General and administrative (1)	16,049	17,507	22,709
Amortization of intangible assets from acquisitions (2)	5,493	2,729	5,455
Acquisition related costs	—	—	1,890

Total operating expenses	101,543	108,127	150,117
Gain on sales and disposals of intangible assets, net	4,712	6,772	9,421

Income (loss) from operations	(3,570)	(3,789)	6,030
Other income (expense):
Interest income	60	76	141
Interest and line of credit expense	(99)	(107)	(604)
Other	22	160	5

Total other income (expense)	(17)	129	(458)

Income (loss) before provision for income taxes	(3,587)	(3,660)	5,572
Income tax expense (benefit)	(1,525)	(617)	2,613

Net income (loss)	(2,062)	(3,043)	2,959
Dividends paid to participating securities	(187)	(199)	(259)

Net income (loss) applicable to common stockholders	$(2,249)	$(3,242)	$2,700

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders	$(0.07)	$(0.10)	$0.08
Dividends paid per share	$0.08	$0.08	$0.08
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	10,884	10,661	9,928
Class B	22,830	21,993	23,358
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	10,884	10,661	9,928
Class B	33,714	32,654	35,318
(1) Excludes amortization of intangible assets from acquisitions.
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$5,448	$2,729	$4,515
Sales and marketing	—	—	897
General and administrative	45	—	43

Total	$5,493	$2,729	$5,455

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Class A		Class B				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	common stock		common stock		Treasury stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2008	10,959	$112	28,674	$287	(2,580)	$(15,393)	$299,926	$(135,624)	$149,308

Issuance of common stock upon exercise of stock options	—	—	36	—	—	—	81	—	81
Income tax shortfall of option exercises and restricted stock vesting, net	—	—	—	—	—	—	(1,841)	—	(1,841)
Issuance of common stock under employee stock purchase plan	—	—	11	—	—	—	39	—	39
Issuance of restricted stock to employees	—	—	1,178	12	—	—	—	—	12
Repurchase of Class B common stock	—	—	—	—	(2,752)	(10,721)	—	—	(10,721)
Conversion of Class A common stock to
Class B common stock	(90)	(1)	90	1	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(158)	(2)	—	—	(2)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	9,513	—	9,513
Retirement of treasury stock	—	—	(4,795)	(48)	4,795	22,911	(22,863)	—	—
Net loss	—	—	—	—	—	—	—	(2,062)	(2,062)
Common stock cash dividends	—	—	—	—	—	—	(2,902)	—	(2,902)

Balances at December 31, 2009	10,869	$111	25,194	$252	(695)	$(3,205)	$281,953	$(137,686)	$141,425

Issuance of common stock upon exercise of stock options	—	—	82	1	—	—	371	—	372
Income tax shortfall of option exercises and restricted stock vesting, net	—	—	—	—	—	—	(537)	—	(537)
Issuance of common stock under employee stock purchase plan	—	—	3	—	—	—	17	—	17
Issuance of restricted stock to employees	—	—	1,358	14	—	—	—	—	14
Repurchase of Class B common stock	—	—	—	—	(1,234)	(6,534)	—	—	(6,534)
Conversion of Class A common stock to
Class B common stock	(631)	(6)	631	6	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(82)	(1)	—	—	(1)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	10,795	—	10,795
Retirement of treasury stock	—	—	(1,788)	(18)	1,788	8,380	(8,362)	—	—
Net loss	—	—	—	—	—	—	—	(3,043)	(3,043)
Common stock cash dividends	—	—	—	—	—	—	(2,816)	—	(2,816)

Balances at December 31, 2010	10,238	$105	25,480	$255	(223)	$(1,360)	$281,421	$(140,729)	$139,692

Issuance of common stock upon
exercise of stock options	—	—	411	4	—	—	1,753	—	1,757
Income tax benefit of option exercises and restricted stock vesting, net	—	—	—	—	—	—	913	—	913
Issuance of common stock under employee stock purchase plan	—	—	4	—	—	—	26	—	26
Issuance of common stock in connection with acquisition	—	—	1,019	10	—	—	7,593	—	7,603
Issuance of restricted stock to employees	—	—	1,103	11	—	—	—	—	11
Issuance of restricted stock to employees as part of acquisitions	—	—	462	5	—	—	—	—	5
Repurchase of Class B common stock	—	—	—	—	(883)	(6,159)	—	—	(6,159)
Conversion of Class A common stock to
Class B common stock	(606)	(6)	606	6	—	—	—	—	—
Repurchase of unvested restricted stock	—	—			(62)	(1)	—	—	(1)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	15,140	—	15,140
Retirement of treasury stock	—	—	(1,011)	(10)	1,011	6,453	(6,443)	—	—
Net income	—	—	—	—	—	—	—	2,959	2,959
Common stock cash dividends	—	—	—	—	—	—	(2,938)	—	(2,938)

Balances at December 31, 2011	9,632	$99	28,074	$281	(157)	$(1,067)	$297,465	$(137,770)	$159,008

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2009	2010	2011
Net income (loss)	$(2,062)	$(3,043)	$2,959
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	11,704	7,694	9,473
Accretion of interest expense	—	—	519
Acquisition related costs	—	—	372
Leasehold improvement incentive	—	779	204
Gain on sales of fixed assets, net	(9)	(2)	(4)
Gain on sales and disposals of intangible assets, net	(4,712)	(6,772)	(9,421)
Allowance for doubtful accounts and advertiser credits	975	1,348	1,203
Stock-based compensation	9,597	10,832	15,143
Deferred income taxes	4,232	2,004	1,895
Excess tax benefit related to stock-based compensation	(69)	(36)	(1,032)
Change in certain assets and liabilities, net of acquisition:
Accounts receivable, net	5,975	(6,778)	(6,965)
Refundable taxes, net	(3,678)	1,631	4,006
Prepaid expenses, other current assets and restricted cash	327	(988)	(1,618)
Accounts payable	(3,659)	2,486	(1,542)
Accrued expenses and other current liabilities	(1,267)	(320)	1,195
Deferred revenue	(236)	(307)	210
Other non-current liabilities	29	860	185

Net cash provided by operating activities	17,147	9,388	16,782
Purchases of property and equipment	(2,383)	(3,441)	(3,971)
Cash paid for acquisitions, net of cash acquired	—	—	(15,801)
Proceeds from sales of property and equipment	9	1	9
Proceeds from sales of intangible assets	4,921	6,779	9,474
Purchases of intangibles and changes in other non-current assets	(12)	(116)	(103)

Net cash provided by (used in) investing activities	2,535	3,223	(10,392)
Capital lease obligation principal payments	(39)	(6)	—
Excess tax benefit related to stock options	69	36	1,032
Repurchase of Class B common stock for treasury stock	(10,721)	(6,534)	(6,159)
Common stock dividends payments	(2,902)	(2,816)	(2,938)
Proceeds from exercises of stock options	80	372	1,754
Proceeds from issuance of restricted stock to employees	12	10	10
Proceeds from employee stock purchase plan	39	17	26

Net cash used in financing activities	(13,462)	(8,921)	(6,275)

Net increase in cash and cash equivalents	6,220	3,690	115
Cash and cash equivalents at beginning of period	27,418	33,638	37,328

Cash and cash equivalents at end of period	$33,638	$37,328	$37,443

Supplemental disclosure of cash flow information:
Cash received during the period for income taxes, net of payments	(2,107)	(4,336)	(2,994)
Cash paid (received) during the period for interest, net	69	77	(63)
Supplemental disclosure of non-cash investing and financing activities:
Fair value of Class B common stock issued in connection with acquisition	—	—	7,603
Deferred payments related to acquisition	—	—	34,695
Property and equipment acquired in accounts payable and accrued expenses	801	54	121
Leasehold improvement incentive recorded in other current assets and other non-current liabilities	779	211	—

See accompanying notes to consolidated financial statements

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a digital call advertising and small business solutions company. The Company delivers call and click-based advertising products and services to tens of thousands of advertisers, ranging from small businesses to the Fortune 500 companies.

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

Acquisition

On April 7, 2011, the Company acquired 100% of the stock of Jingle Networks, Inc. (“Jingle”), a provider of mobile voice search performance advertising and technology solutions in North America. See Note 10 for further discussion.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2010 and 2011: cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The allowance for doubtful account activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2009	$817	$59	$409	$467
December 31, 2010	467	343	353	457
December 31, 2011	457	453	117	793

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Additions charged against revenue	Credits processed	Balance at end of period
December 31, 2009	$486	$917	$939	$464
December 31, 2010	464	1,005	830	639
December 31, 2011	639	690	856	473

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

The Company applies the provisions of FASB ASC 350 “Goodwill and Intangible Assets”. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360.

(g) Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with FASB ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and no longer depreciated.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(h) Revenue Recognition

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

	Years ended December 31,
	2009	2010	2011
Partner and Other Revenue Sources	$61,698	$71,537	$126,210
Proprietary Web site Traffic Sources	31,563	26,029	20,516

Total Revenue	$93,261	$97,566	$146,726

The Company’s partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call or pay-per-click advertisers’ listings. The distribution network includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content, and offline sources. The Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their mobile, online, offline and other user traffic. Other revenues include the Company’s call provisioning and call tracking services, presence management services, campaign management services and natural search optimization services.

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

The Company’s primary sources of revenue are the performance-based advertising services, which include pay-for-call and voice search services, pay-per-click services, cost-per-action services and historically feed management and related services. These primary sources amounted to greater than 78% of revenue for the years ended December 31, 2009, 2010 and 2011. The secondary sources of revenue are small business solutions products which enable partner resellers to sell call adverting and/or search marketing products, campaign management services, and natural search optimization services. These secondary sources amounted to less than 22% of revenue for the years ended December 31, 2009, 2010 and 2011. The Company has no barter transactions.

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

In providing call advertising services and pay-per-click advertising, the Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each phone call or click-through, which occurs when an online user makes a phone call or clicks on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. The advertisement

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

listings are displayed within the Company’s distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, the Company’s portfolio of owned web sites and other targeted Web-based content and offline sources. The Company also generates revenue from cost-per-action services, which occurs when the online user is redirected from one of the Company’s web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action.

The Company generates revenue from reseller partners and publishers utilizing the Company’s small business solutions products to sell call advertising and/or search marketing products. The Company is paid account fees and also agency fees for the Company’s products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners or publishers engage the advertisers and are the primary obligor, and the Company, in certain instances, is only financially liable to the publishers in the Company’s capacity as a collection agency for the amount collected from the advertisers. The Company recognizes revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay the Company a fee for fulfilling an advertiser’s campaign in its distribution network and the Company acts as the primary obligor. The Company recognizes revenue for these fees under the gross revenue recognition method.

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

Prior to 2010, the Company offered feed management services in which advertisers paid for their Web pages and product databases to be crawled, or searched, and included in search engine, directory and product shopping engine results within the Company’s distribution network. Generally, the feed management listings were presented in a different section of the Web page than the pay-per-click listings. For this service, revenue was generated when an online user clicks on a feed management listing from search engine, directory or product shopping engine results. Each click-through on an advertisement listing represented a completed transaction for which the advertiser paid for on a per-click basis. The placement of a feed management result was largely determined by its relevancy, as determined by the distribution partner. Yahoo! discontinued its feed management service relationship with the Company effective December 31, 2009 as a result of its partnership with Microsoft. Accordingly, the Company discontinued its feed management and related service offerings as of that date.

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

The Company enters into agreements with various distribution partners to provide distribution for pay-for-call and pay-per-click advertisement listings which contain call tracking numbers and/or URL strings of our advertisers. The Company generally pays distribution partners based on a percentage of revenue or a fixed amount per phone call or click-through on these listings. The Company acts as the primary obligor with the advertiser for revenue call or click-through transactions and is responsible for the fulfillment of services.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and search marketing services, maintaining the Company’s web sites, credit card processing fees, network costs and fees paid to outside service providers that provide the Company’s paid listings and customer services. Customer service and other costs associated with serving the Company’s search results and maintaining the Company’s web sites include depreciation of web sites, network equipment and internally developed software, colocation charges of the Company’s network web site equipment, bandwidth, software license fees, salaries of related personnel, stock-based compensation and amortization of intangible assets. Other service costs include license fees, the amortization of the purchase cost of domain names, the costs incurred for the renewal of the domain name registration and telecommunication costs, including the use of telephone numbers for providing call-based advertising services.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(k) Advertising Expenses

Advertising costs are expensed as incurred and include Internet-based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing. Internet-based advertising is concentrated primarily with four providers. The amounts for online and related outside marketing activities were approximately $8.1 million, $3.8 million and $3.3 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners representing more than 10% of consolidated revenue for the years ended December 31, 2009, 2010 and 2011.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Years ended December 31,
	2009	2010	2011
Advertiser A	11%	*	*
Advertiser B	22%	23%	31%
Advertiser C	11%	*	*

Advertiser A and B are also distribution partners.

*	Less than 10% of revenue.

The outstanding receivable balance for each advertiser representing more than 10% of consolidated accounts receivable is as follows (in percentages):

	At December 31,
	2010	2011
Advertiser B	40%	37%
Advertiser D	11%	*

*	Less than 10% of accounts receivable.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(q) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For all periods presented the Company operated as a single segment. The Company operates in a single operating segment principally in domestic markets providing digital advertiser transaction services to enterprises.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other digital activities.

Revenues by geographic region are as follows (in percentages):

	Years ended December 31,
	2009	2010	2011
United States	98%	96%	94%
Canada	1%	4%	6%
Other countries	1%	*	*

	100%	100%	100%

*	Less than 1% of revenue

(r) Net Income (Loss) Per Share

The Company computes net income (loss) per share of Class A and Class B common stock using the two class method. Under the provisions of the two class method, basic net loss per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholder by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net income (loss) per share of Class B common stock assumes the conversion of Class A common stock to Class B common stock, while the diluted net income (loss) per share of Class A common stock does not assume the conversion of those shares.

In accordance with the two class method, the undistributed earnings (losses) for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the earnings for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on our common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be and have been paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed earnings (losses) on a proportionate basis. Additionally, the Company has paid dividends equally to both classes of common stock and the restricted shares since it initiated a quarterly cash dividend in November 2006.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting. As such, the Company’s restricted stock awards are considered participating securities for purposes of calculating earnings per share. Under the two class method, dividends paid on unvested restricted stock are allocated to these participating securities and therefore impacts the calculation of amounts allocated to common stock. The following table calculates net loss to net loss applicable to common stockholders used to compute basic net loss per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2009		2010		2011
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(726)	$(1,336)	$(1,058)	$(1,985)	$799	$2,160
Dividends paid to participating securities	—	(187)	—	(199)	—	(259)

Net income (loss) applicable to common stockholders	$(726)	$(1,523)	$(1,058)	$(2,184)	$799	$1,901
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,884	22,830	10,661	21,993	9,928	23,358

Basic net income (loss) per share applicable to common stockholders	$(0.07)	$(0.07)	$(0.10)	$(0.10)	$0.08	$0.08

The following table calculates net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2009		2010		2011
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(726)	$(1,336)	$(1,058)	$(1,985)	$799	$2,160
Dividends paid to participating securities	—	(187)	—	(199)	—	(259)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares		(726)	—	(1,058)	—	799

Net income (loss) applicable to common stockholders	$(726)	$(2,249)	$(1,058)	$(3,242)	$799	$2,700
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,884	22,830	10,661	21,993	9,928	23,358
Weighted average stock options and common shares subject to repurchase or cancellation	—	—	—	—		2,032
Conversion of Class A to Class B common shares outstanding	—	10,884	—	10,661	—	9,928

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,884	33,714	10,661	32,654	9,928	35,318

Diluted net income (loss) per share applicable to common stockholders	$(0.07)	$(0.07)	$(0.10)	$(0.10)	$0.08	$0.08

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•

For the years ended December 31, 2009 and 2010, outstanding options to acquire 4,701 and 6,411 shares, respectively, of Class B common stock. For the year ended December 31, 2011, outstanding options to acquire 4,792 shares of Class B common stock.

•

For the years ended December 31, 2009, 2010, and 2011, 2,542, 3,214 and 134 shares, respectively, of unvested Class B restricted common shares issued to employees and in connection with acquisitions. These shares were for future services that vest over periods ranging from two to six years.

•	For the year ended December 31, 2010 and 2011, 255 and 153 restricted stock units with vesting based on meeting certain service and market conditions.

•

For the year ended December 31, 2011, 5,987 shares of Class B common stock that may be issued in lieu of cash for the deferred payments related to the acquisition of Jingle using the “if converted” method. See Note 11 for further discussion.

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

(t) Deferred Acquisition Payment

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

(u) Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended Accounting Standards Codification Topic 820 (“ASC 820”) to converge the fair value measurement guidance in U.S. GAAP and International Financial

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Company will adopt these provisions in first quarter 2012 and the Company does not expect these provisions to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendment is effective for fiscal years beginning after December 15, 2011, and interim periods within that year. In December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of the reclassifications of other comprehensive income on the face of the income statement. The Company does not expect these standards to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amended Accounting Standards Codification Topic 350 (“ASC 350”) to allow companies to first assess qualitative factors to determine whether existence of events or circumstances leads to a conclusion that it is not more likely than not that the fair value of a reporting unit is less than the carrying value. If such a conclusion is reached, then the two-step impairment test is not required to be performed. ASU 2011-08 is effective for the Company in 2012 and earlier adoption is permitted. The Company will adopt this standard in the first quarter of 2012 and the Company does not expect the standard to have a material impact on the Company’s consolidated financial statements.

(2) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Years ended December 31,
	2010 (1)	2011 (1)
Computer and other related equipment	$10,710	$13,671
Purchased and internally developed software	6,203	6,667
Furniture and fixtures	1,129	1,229
Leasehold improvements	1,665	1,805

	$19,707	$23,372
Less: accumulated depreciation and amortization	(14,997)	(17,185)

Property and equipment, net	$4,710	$6,187

(1)	Includes the original cost and accumulated depreciation of fully-depreciated fixed assets which were $10.8 million and $13.3 million at December 31, 2010 and 2011, respectively.

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company had no internally developed software costs that had not commenced amortization as of December 31, 2010 and 2011, respectively.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Depreciation and amortization expense incurred by the Company was approximately $3.6 million, $3.0 million and $2.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

(3) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement, as amended, matures and all outstanding borrowings are due in April 2014. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the years ended December 31, 2010 and 2011, the Company had no borrowings under the Credit Agreement.

(4) Commitments

The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2018. Certain of these lease agreements have free or escalating rent payment provisions or fund certain leasehold improvements which the Company accounts as a lease incentive. The Company recognizes rent expense under such agreements on a straight-line basis over the lease term with any lease incentive amortized as a reduction of rent expense over the lease term. The Company also has other contractual obligations expiring over varying time periods through 2016. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other outside service providers.

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2012	$2,124	$3,401	$5,525
2013	2,235	1,517	3,752
2014	2,287	1,127	3,414
2015	2,226	639	2,865
2016	2,267	447	2,714
2017 and after	2,910	—	2,910

Total minimum payments	$14,049	$7,131	$21,180

In June 2009, the Company entered into a lease agreement for office facilities in Seattle, Washington which commenced in the fourth quarter of 2009 and expires on March 2018. In December 2010, the Company entered into an amendment to the lease agreement from June 2009 for additional office space in Seattle, Washington, which commenced in December 2010 and expires in March 2018. During 2010 and 2011, the lessor paid approximately $779,000 and $204,000, respectively, towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term.

In May 2010, the Company entered into a lease agreement for office facilities in New York, New York which commenced in the second quarter of 2010 and expires in March 2018.

Rent expense incurred by the Company was approximately $1.7 million, $1.7 million and $2.1 million for the years ended December 31, 2009, 2010 and 2011, respectively.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(5) Income Taxes

The components of income (loss) before provision for income taxes consist of the following (in thousands):

	Years ended December 31,
	2009	2010	2011
United States	$(3,449)	$(3,518)	$5,819
Foreign	(138)	(142)	(247)

Income (loss) before provision for income taxes	$(3,587)	$(3,660)	$5,572

The provision (benefit) for income taxes for the Company consists of the following (in thousands):

	Years ended December 31,
	2009	2010	2011
Current provision (benefit)
Federal	$(3,980)	$(2,168)	$(249)
State	10	46	16
Deferred provision (benefit)
Federal	4,198	2,004	1,895
State	—	—	—
Foreign	34	—	—
Tax expense (benefit) of equity adjustment for stock option exercises and restricted stock vesting	(1,888)	(605)	824
Other	101	106	127

Total income tax expense (benefit)	$(1,525)	$(617)	$2,613

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates of 34% for 2009, 2010, and 2011, respectively, to income (loss) before provision for income taxes as a result of the following:

	Years ended December 31,
	2009	2010	2011
Income tax expense (benefit) at U.S. statutory rate	$(1,220)	$(1,244)	$1,895
State taxes, net of valuation allowance	(2)	30	45
Non-deductible stock compensation	624	757	645
Effect of non-U.S. operations, net of valuation allowance	81	48	84
Research tax credits	(1,333)	(240)	(722)
Other non-deductible expenses	325	32	666

Total income tax expense (benefit)	$(1,525)	$(617)	$2,613

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2010	2011
Deferred tax assets:
Accrued liabilities not currently deductible	$1,384	$1,842
Intangible assets-excess of financial statement over tax amortization	20,093	16,461
Goodwill impairment recognized on financial statements not tax	24,940	21,282
Stock-based compensation	4,890	7,809
Federal net operating losses and AMT credit carryforwards	—	1,480
State and city net operating loss carryforwards	3,759	4,481
Research & experimental tax credit carryforwards	323	1,302
Other	127	285

Gross deferred tax assets	55,516	54,942
Valuation allowance	(3,826)	(4,579)

Net deferred tax assets	51,690	50,363
Deferred tax liabilities:
Excess of tax over financial statement depreciation	52	1,300

Total deferred tax liabilities	52	1,300

Net deferred tax assets	$51,638	$49,063

At December 31, 2010 and 2011, the Company has certain tax effected state, city, and foreign net operating loss (NOL) carryforwards of approximately $3.8 million and $4.6 million, respectively. The Company does not have a history of taxable income in the relevant jurisdictions and the state, city, and foreign net operating loss carryforwards will more likely than not expire unutilized. Therefore, the Company has recorded a 100% valuation allowance on the state, city, and foreign net operating loss carryforwards as of December 31, 2010 and 2011. The change in the valuation allowance in 2011 was approximately $753,000.

The Company has certain research and experimental tax credits which will begin to expire in 2029.

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

Although realization is not assured, the Company believes it is more likely than not, based on its operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that the Company’s net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that the Company would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of the deferred tax assets have arisen due to deductions taken in the financial statements related to the impairment of goodwill and the

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

amortization of intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, the Company expects to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

At December 31, 2010 and 2011, the Company had federal net operating loss carryforwards (excluding Jingle) of approximately $1.7 million which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of net operating loss (NOL) and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

In connection with the Jingle acquisition, the Company acquired federal net operating loss carryforwards (NOL). Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be available. Accordingly, the Company has not recorded those amounts the Company believes it will not be able to utilize and has not included those NOL carryforwards in its deferred tax assets. The Company’s preliminary estimate of NOL carryforwards that may be utilized is approximately $7.0 million, which will begin to expire in 2026. In 2011, the Company utilized approximately $2.8 million of the acquired NOL carryforwards.

During the years ended December 31, 2009, 2010 and 2011, the Company recognized excess tax benefits (shortfall) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock of approximately ($1.8) million, ($537,000), and $913,000, respectively, which were recorded to additional paid in capital.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. The Company adjusts these contingencies in light of changing facts and circumstances, such as the outcome of tax audits. Audits of the Company’s federal tax returns for 2005 through 2009, comprising approximately $463,000 of uncertain tax positions, were settled in 2011. Resolution of uncertain tax positions will impact our effective tax rate when settled. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The reconciliation of our tax contingencies is as follows:

December 31, 2011
Gross tax contingencies—January 1, 2010	$463
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$83
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2010	$546
Gross increases to tax positions associated with prior periods	$66
Gross increases to current period tax positions	$156
Gross decreases to tax positions associated with prior periods	$(362)
Settlements	$(101)
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2011	$305

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2007 are within the statue of limitations and are under examination or may be subject to examination.

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

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. In 2008 and 2009, the Company’s board of directors authorized various increases in the share repurchase program for the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

repurchase program) of the Company’s Class B common stock. In December 2011, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 12 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2009, the Company repurchased approximately 2.8 million shares of Class B common stock for $10.7 million under this repurchase program. During the year ended December 31, 2010, the Company repurchased approximately 1.2 million shares of Class B common stock for $6.5 million under this repurchase program. During the year ended December 31, 2011, the Company repurchased approximately 883,000 shares of Class B common stock for $6.2 million under this repurchase program. In 2012, the Company has repurchased 136,000 shares of Class B common stock for a total cash expenditure of approximately $682,000.

During the years ended December 31, 2010 and 2011, the Company’s board of directors authorized the retirement of 1.8 million and 1.0 million shares, respectively, of the Company’s Class B common stock, all of which had been repurchased by the Company and had been classified as treasury stock on the consolidated balance sheet before retirement. During 2009, 2010 and 2011, the Company’s board of directors declared the following quarterly dividends on the Company’s Class A common stock and Class B common stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2009	$0.02	February 6, 2009	$741	February 17, 2009
April 2009	$0.02	May 4, 2009	$716	May 15, 2009
July 2009	$0.02	August 7, 2009	$724	August 17, 2009
October 2009	$0.02	November 6, 2009	$721	November 16, 2009
January 2010	$0.02	February 4, 2010	$706	February 15, 2010
April 2010	$0.02	May 5, 2010	$704	May 17, 2010
July 2010	$0.02	August 6, 2010	$705	August 16, 2010
October 2010	$0.02	November 5, 2010	$701	November 15, 2010
January 2011	$0.02	February 4, 2011	$712	February 15, 2011
April 2011	$0.02	May 6, 2011	$743	May 16, 2011
July 2011	$0.02	August 5, 2011	$738	August 15, 2011
October 2011	$0.02	November 5, 2011	$745	November 15, 2011

In January 2012, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on its Class A common stock and Class B common stock which was paid on February 15, 2012 to the holders of record as of the close of business on February 3, 2012. This quarterly dividend totaled approximately $751,000.

(b) Stock Option Plan

The Company’s stock incentive plan (the “Plan”) allows for grants of both stock option and restricted stock awards to employees, officers, non-employee directors, and consultants and such options may be designated as incentive or non-qualified stock options at the discretion of the Plan’s Administrative Committee. In May 2010, the Company’s Board of Directors approved an amendment to the Company’s 2003 Amended and Restated Stock Incentive Plan (the “Plan”) which provides for the grant of restricted stock units to eligible participants

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

under the Plan. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock and provides for the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 8,000,000 shares. Annual increases are to be added on the first day of each fiscal year beginning on January 1, 2004 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company). As a result of this provision, the authorized number of shares available under this Plan was increased by 1,852,653 to 14,133,174 on January 1, 2009 and by 1,768,421 to 15,901,595 on January 1, 2010 and by 1,774,752 to 17,676,347 on January 1, 2011 and by 1,877,411 to 19,553,758 on January 1, 2012. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4 year period.

The Company did not grant any options with exercise prices less than the then current market value during 2009, 2010 and 2011.

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

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations in accordance with SEC Accounting Bulletin No. 107, Share-based Payment. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Twelve months ended December 31,
	2009	2010	2011
Service costs	$474	$805	$1,291
Sales and marketing	1,400	799	1,505
Product development	592	1,015	1,416
General and administrative	7,131	8,213	10,931

Total stock-based compensation	$9,597	$10,832	$15,143

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows.

During 2011, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved stock option grants of 213,000 and restricted stock grants of 326,000 to certain executive officers. The stock options vest 25% on the first annual anniversary of the grant date and 1/12th of the remainder will vest quarterly thereafter for the following three years. The restricted shares will vest 25% on each of the first, second, third and fourth annual anniversaries of the grant date. The fair value of these awards is $2.9 million and is being recognized over their respective vesting periods.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During 2011, the Compensation Committee also approved equity awards with service and market vesting conditions to certain executive officers which included 270,000 stock option grants and grants of 90,000 restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s Class B common stock upon satisfaction of certain vesting considerations. These equity awards were issued in three separate tranches and each successive tranche will vest on the later of (a) the 12, 21, or 30 month anniversary of the grant date, respectively, and (b) the Company’s Class B common stock upon reaching certain average stock price targets for each tranche. The fair value of these equity awards is $1.1 million and is being recognized over their requisite service periods.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2009, 2010 and 2011, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments which commenced in 2007.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Years ended December 31,
	2009	2010	2011
Expected life (in years)	3.5 – 4.0	3.5 – 6.25	4.0 – 6.25
Risk-free interest rate	1.41% to 2.20%	1.00% to 2.08%	0.60% to 1.77%
Expected volatility	64% to 66%	66% to 68%	68% to 71%
Weighted average expected volatility	65%	67%	70%
Expected dividend yield	1.10%	0.91% to 1.10%	0.91%

During 2011, the Company issued equity awards which include stock options and restricted stock units that have vesting based on a combination of certain service and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche. The risk-free interest rate is based on the on 10 year bond rate as of the valuation date based on the contractual life of the option.

The following weighted average assumptions were used in determining the fair value for option grants with vesting based on a combination of certain service and market conditions for the periods presented:

	Years ended December 31,
	2010	2011
Expected life (in years)	1.2 – 5.9	1.97 – 4.54
Risk-free interest rate	3.36% to 3.56%	1.94%
Expected volatility	61%	57%
Weighted average expected volatility	61%	57%
Expected dividend yield	0.91% to 1.63%	1.26%

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock option and restricted stock award activity during the period indicated is as follows:

	Options and Restricted Stock available for grant	Number of options outstanding	Weighted average exercise price of options and restricted stock outstanding	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2008	2,866,863	4,517,154	$12.21	6.79
Increase to option pool January 1, 2009	1,852,653	—
Options granted (1)	(1,533,300)	1,533,300	4.39
Restricted stock granted	(1,178,100)	—
Restricted stock forfeited	157,688	—
Options exercised	—	(36,600)	2.23
Options expired	815,388	(815,388)	13.96
Options forfeited	497,315	(497,315)	10.69

Balance at December 31, 2009	3,478,507	4,701,151	$9.59	5.61
Increase to option pool January 1, 2010	1,768,421
Options granted (2)	(2,376,450)	2,376,450	6.62
Restricted stock granted	(1,613,000)	—
Restricted stock forfeited	82,250	—
Options exercised	—	(81,974)	4.54
Options expired	296,214	(296,214)	13.49
Options forfeited	288,824	(288,824)	7.12

Balance at December 31, 2010	1,924,766	6,410,589	$8.48	7.20
Increase to option pool January 1, 2011	1,774,752
Options granted (2)	(1,735,950)	1,735,950	7.28
Restricted stock granted	(1,603,899)	—
Restricted stock forfeited	62,125	—
Options exercised	—	(410,662)	4.28
Options expired	277,775	(277,775)	14.47
Options forfeited	254,318	(254,318)	6.70

Balance at December 31, 2011	953,887	7,203,784	$8.24	6.81	$5,971

Options exercisable at December 31, 2011(3)		3,771,796	$9.42	5.28	$2,715

(1)	Includes 880,000 stock options which vest over 2 years.
(2)	Includes 765,000 and 313,400 stock options issued in 2010 and 2011, respectively, which have vesting based on a combination of certain service and market conditions.
(3)	Includes 195,000 stock options which have vested based on meeting a combination of certain service and market conditions.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2011:

Options Outstanding				Options Exercisable
Range of exercise prices per share	Number Outstanding	Average remaining contractual life (in years)	Weighted Average Exercise price per share	Number exercisable	Weighted average exercise price per share
$ 3.00 – $ 4.52	439,671	3.75	$3.33	353,937	3.19
$ 4.53 – $ 4.63	714,056	7.59	4.63	706,743	4.63
$ 4.64 – $ 4.89	845,394	8.03	4.85	252,404	4.83
$ 4.90 – $ 5.63	416,335	7.47	5.41	156,538	5.44
$ 5.66 – $ 6.35	1,095,100	9.44	6.34	8,149	5.96
$ 6.38 – $ 8.76	608,175	5.43	7.21	299,611	6.73
$ 8.77 – $ 8.77	891,000	8.46	8.77	209,037	8.77
$ 8.81 – $11.01	744,067	6.39	9.89	346,963	10.20
$11.02 – $12.93	789,786	4.70	12.02	778,214	12.02
$12.94 – $24.54	660,200	3.62	18.57	660,200	18.57

	7,203,784	6.81	$8.24	3,771,796	$9.42

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2009	2010	2011
Weighted average fair value of options granted	$4.39	$6.62	$3.54
Intrinsic value of options exercised (in thousands)	$79	$293	$1,885
Total grant date fair value of restricted stock vested (in thousands)	$9,898	$5,023	$4,056

At December 31, 2011, there was $7.9 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years

During the years ended December 31, 2009, 2010 and 2011 gross proceeds recognized from the exercise of stock options was approximately $82,000, $372,000 and $1.8 million, respectively. The net excess tax benefit (shortfall) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock during the years ended December 31, 2009, 2010 and 2011, of approximately ($1.8) million, ($537,000) and $913,000, respectively, were recorded to additional paid in capital.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted stock awards and restricted stock unit activity for the years ended December 31, 2009, 2010 and 2011 is summarized as follows:

	Shares/ Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	2,348,968	$12.55
Granted	1,178,100	3.86
Vested	(827,578)	11.96
Forfeited	(157,688)	7.95

Unvested at December 31, 2009	2,541,802	$8.99
Granted (1)	1,613,000	6.67
Vested	(603,802)	8.32
Forfeited	(82,250)	4.52

Unvested at December 31, 2010	3,468,750	$8.13
Granted (1)	1,603,899	7.20
Vested	(721,500)	5.63
Forfeited	(62,125)	6.42

Unvested at December 31, 2011	4,289,024	$8.23

(1)	Includes 255,000 and 104,100 restricted stock units issued in 2010 and 2011, respectively, which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service and market conditions.

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

During the year ended December 31, 2011, the Company issued equity awards which include stock options and restricted stock units that have vesting based on a combination of certain service and market conditions. The compensation costs and derived service periods for restricted stock units with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche. As of December 31, 2011, there was $19.5 million of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years. The total grant date fair value of restricted stock awards vested during years ended December 31, 2009, 2010 and 2011 was $9.9 million, $5.0 million and $4.1 million, respectively. The Company realized a tax benefit in the years ended December 31, 2009, 2010 and 2011 related to the vesting of restricted shares of approximately $1.2 million, $640,000 and $544,000, respectively.

The following table summarizes stock-based compensation expense related to all stock-based awards (in thousands):

	Years ended December 31,
	2009	2010	2011
Stock-based compensation:
Total stock-based compensation included in net income (loss)	$9,597	$10,832	$15,143
Income tax benefit related to stock-based compensation included in net income (loss)	$2,723	$3,012	$5,048

In August 2009, vesting of approximately 118,000 restricted shares were fully accelerated in connection with separation agreements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(c) Employee Stock Purchase Plan

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

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 Employee Stock Purchase Plan to provide that effective January 1, 2006 eligible participants may purchase the Company’s Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period. During the year ended December 31, 2009, 10,638 shares were purchased at prices ranging from $3.22 to $4.83 per share. During the year ended December 31, 2010, 3,304 shares were purchased at prices ranging from $3.66 to $9.06 per share. During the year ended December 31, 2011, 3,637 shares were purchased at prices ranging from $5.94 to $8.44 per share. At December 31, 2011, approximately 224,000 shares were available under the purchase plan for future issuance.

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

(8) 401(k) Savings Plan

The Company has a Retirement/Savings Plan (401(k) Plan) under Section 401(k) of the Internal Revenue Code which covers those employees that meet eligibility requirements. Eligible employees may contribute up to the Internal Revenue Code prescribed maximum amounts. During 2011, the Company elected to match a portion of the employee contributions up to a defined maximum. No cash matching contributions were made in 2011.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(9) Acquisition

On April 7, 2011, the Company acquired 100% of the stock of Jingle, a provider of mobile voice search performance advertising and technology solutions in North America for the following consideration:

•	Approximately $15.8 million in cash, net of cash acquired, and 1,019,103 shares of the Company’s Class B common stock paid at closing; and

•

Future consideration of (i) $17.6 million, net of certain working capital adjustments, on the first annual anniversary of the closing, and (ii) $18.0 million on the 18th month anniversary of closing, with the future consideration payable in either cash or shares of the Company’s Class B common stock or some combination to be determined by the Company. Any shares issued in payment of the future consideration will be increased by 5%. The future consideration is recorded as current deferred acquisition payments in the balance sheet.

•	Following the closing, the Company issued 462,247 shares of restricted stock at an aggregate value of approximately $3.3 million to employees of Jingle, subject to vesting for up to four years.

The Company accounted for the Jingle acquisition as a business combination. As a result of the acquisition, the Company added additional sources of mobile distribution to its call advertising network. The Company has progressed in its integration of Jingle’s operations, including sales activities, and accordingly, revenues and earnings of the acquired operations are not readily separable.

The fair value of the shares of Class B common stock issued as part of the consideration paid was valued at $7.6 million using the Company’s closing stock price of $7.46 per share at the acquisition date. The fair value of the future consideration payments of $34.7 million was discounted using a rate of approximately 2% based on the Company’s incremental borrowing rate and is recorded on the balance sheet as deferred acquisition payments. Acquisition related costs of approximately $1.9 million for 2011 were primarily for professional fees to perform due diligence, historical audits and other procedures associated with the acquisition. Of the $1.9 million of acquisition related costs, we recognized approximately $372,000 for the future obligations of non-cancelable lease and other costs related to the Jingle office. The portion related to the non-cancelable lease is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

In connection with the acquisition, the Company acquired federal net operating loss carryforwards (“NOL”). Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, the Company has not recorded those amounts the Company believes it will not be able to utilize and has not included those NOL carryforwards and research and development credit carryforwards in its deferred tax assets. The Company’s preliminary estimate of NOL carryforwards that may be utilized is approximately $7.0 million. A preliminary deferred tax asset relating to these NOL carryforwards was recorded during the three months ended December 31, 2011 with a corresponding adjustment to goodwill of approximately $2.4 million. The Company has not completed its analysis of the limitations associated with these NOL carryfowards or the Company’s ability to utilize them. The allocation of the purchase price is preliminary.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A summary of the consideration for the acquisition is as follows (in thousands):

Cash	$16,563
Stock issued	7,603
Future consideration	34,695

Total	$58,861

The following summarizes the preliminary allocation of the fair value of the assets acquired and the liabilities assumed at December 31, 2011 (in thousands):

Cash acquired	$761
Accounts receivable	4,658
Deferred tax assets	2,567
Other current assets	62
Property and equipment	215
Other non-current assets	148
Intangible assets	11,966
Goodwill	47,334

Total assets acquired	67,711
Current liabilities	(5,512)
Deferred tax liabilities	(3,246)
Other non-current liabilities	(92)

Total liabilities assumed	(8,850)

Net assets acquired	$58,861

The acquired intangible assets of approximately $12.0 million consist primarily of customer and partner relationships, technology, trademarks and patents which will be amortized over 12 to 36 months (weighted average of 2.4 years) using the straight line method. The goodwill and acquired intangible assets will not be deductible for federal tax purposes.

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Jingle and is based on the historical results of operations of the Company and Jingle. The pro forma information reflects the results of operations of the Company as if the acquisition of Jingle had taken place on January 1, 2010. The unaudited pro forma financial information for the year ended December 31, 2010 combine the historical results of operations for the Company and Jingle for the year ended December 31, 2010. The unaudited pro forma financial information for the year ended December 31, 2011 combine the historical results of operations for the Company for the year ended December 31, 2011 and Jingle’s historical results of operations during the pre-acquisition period from January 1, 2011 to April 7, 2011. The pro forma information includes adjustments for amortization of intangible assets, intercompany activity and accretion of interest expense related to the future consideration. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

(in thousands)	Years ended December 31,
	2010	2011
Revenue	$113,628	$152,517
Net income (loss)	(14,760)	1,830
Net income (loss) applicable to common stockholders	(14,959)	1,570

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2010
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net
Trademarks/domains	$41,992	$(40,415)	$1,577

	As of December 31, 2011
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net
Advertiser relationship	$3,070	$(897)	$2,173
Patents	318	(232)	86
Distribution partner relationship	4,830	(1,177)	3,653
Non-compete agreements	58	(43)	15
Trademarks/domains	40,539	(40,130)	409
Acquired technology	2,760	(1,008)	1,752

	$51,575	$(43,487)	$8,088

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $41.7 million and $42.6 million at December 31, 2010 and 2011, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Advertiser relationships, patents, distribution partner relationships, non-compete agreements, trademark/domains and acquired technology have weighted average useful life from date of purchase of 2.5 years, 1.0 year, 3.0 years, 1.0 year, 4.8 years and 2.0 years, respectively. Aggregate amortization expense incurred by the Company for the years ended December 31, 2009, 2010 and 2011, was approximately $5.5 million, $2.7 million and $5.5 million, respectively. Based upon the current amount of acquired intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $4.7 million in 2012, $2.9 million in 2013, $433,000 in 2014, and $0 thereafter.

(11) Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2011 are as follows (in thousands):

Balance as of December 31, 2009	$35,438
Other	(101)

Balance as of December 31, 2010	35,337
Jingle acquisition	47,344
Other	(37)

Balance as of December 31, 2011	$82,644

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

No impairment of the Company’s goodwill and other intangible assets have been identified in 2011. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of its assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss.

(12) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	As of December 31,
	2010	2011
Internet domain names	$15,683	$15,256
Less accumulated amortization	(13,877)	(14,535)

Internet domain names, net	1,806	721
Other assets:
Registration fees, net	35	1,142
Other	229	328

Total intangibles and other assets, net	$2,070	$2,191

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the year ended December 31, 2011 to renew or extend the term for domain names was $2.2 million. The weighted average renewal period for registration fees as of December 31, 2011 was approximately 1.0 year.

Amortization expense for Internet domain names for the years ended December 31, 2009, 2010 and 2011, was approximately $2.0 million, $1.6 million and $1.2 million, respectively.

Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $506,000 in 2012, $175,000 in 2013, $40,000 in 2014 and $0 thereafter.

(13) Subsequent Events

In January 2012, the Company’s board of directors declared a regular quarterly dividend in the amount $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on February 15, 2012 to the holders of record as of the close of business on February 3, 2012. The Company paid approximately $751,000 for these quarterly dividends.

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

(b) Report of the registered public accounting firm

The report of KPMG LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2012 annual meeting of stockholders (the “2012 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2011.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investor Relations” and then “Governance Documents”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2010 and 2011;

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011;

•	Consolidated Statements of Cash Flow for the years ended December 31, 2009, 2010 and 2011; and

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 12, 2012.

MARCHEX, INC.

By:	/S/ MICHAEL M. MILLER
Michael M. Miller Senior VP Accounting and Corporate Controller (Principal Accounting Officer)

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

Signature	Date

/S/ RUSSELL C. HOROWITZ Russell C. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2012

/S/ MICHAEL A. ARENDS Michael A. Arends Chief Financial Officer (Principal Financial Officer)	March 12, 2012

/S/ JOHN KEISTER John Keister Executive Vice Chairman and Director	March 12, 2012

/S/ DENNIS CLINE Dennis Cline Director	March 12, 2012

/S/ ANNE DEVEREUX Anne Devereux Director	March 12, 2012

Signature	Date

/S/ NICOLAS J. HANAUER Nicolas J. Hanauer Vice Chairman and Director	March 12, 2012

/S/ M. WAYNE WISEHART M. Wayne Wisehart Director	March 12, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among the Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated as of July 21, 2004, by and among the Registrant, Project TPS, Inc., goClick.com, Inc and the Sole Stockholder of goClick.com, Inc. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 10, 2010 and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and among the Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004 and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated as of April 26, 2005, by and among the Registrant, Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

2.6	Agreement and Plan of Merger, dated as of July 27, 2005, by and among the Registrant, Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

†††2.7	Asset Purchase Agreement, dated as of May 1, 2006, by and among the Registrant, MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC.

†††2.8	Asset Purchase Agreement, dated as of May 26, 2006, by and among the Registrant, MDNH, Inc., OpenList, Inc., Brian Harriman, the stockholders of OpenList, Inc., and with respect to the Articles VI and XI only, Brad Gerstner as stockholder representative.

2.9	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Registrant, VoiceStar, Inc., and the Shareholders of VoiceStar, Inc (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2007 and incorporated herein by reference).

+2.10	Agreement and Plan of Merger, dated as of April 7, 2011, by and among the Registrant, Marchex Acquisition Corporation, Jingle Networks, Inc. and with respect to Articles II, V and VIII only, Chip Hazard as the Stockholder Representative (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-174016) filed with the SEC on June 29, 2011 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

Exhibit Number	Description of Document
3.2	Amended and Restated Certificate of Incorporation of the Registrant (Filed with Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

3.3	By-laws of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

3.4	Amended and Restated By-Laws of the Registrant (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2007 and incorporated herein by reference).

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (Filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004 and incorporated herein by reference).

*10.1	Amended and Restated 2003 Stock Incentive Plan (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

*10.2	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.3	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

*10.4	2004 Employee Stock Purchase Plan (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.5	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

+10.6	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

*10.7	2004 Employee Stock Purchase Plan, as amended on December 8, 2005 (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

†††*10.8	Marchex, Inc. Annual Incentive Plan.

*10.9	Form of Restricted Stock Agreement (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2006 and incorporated herein by reference).

†††*10.10	Form of Retention Agreement.

+10.11	Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 11, 2008 and incorporated herein by reference).

Exhibit Number	Description of Document

+10.12	Credit Agreement dated as of April 1, 2008, by and between the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

+10.13	Advertising Insertion Order dated as of July 1, 2007, as amended, by and between the Registrant, MDNH, Inc. and Intelius Sales Company, LLC (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 10, 2010 and incorporated herein by reference).

*10.14	Form of Retention Agreement Amendment (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.15	Revised Form of Retention Agreement (Filed with Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.16	Form of Restricted Stock Agreement Amendment (Filed with Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.17	First Amendment to Executive Employment Agreement effective as of May 8, 2009, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.18	Revised Form of Executive Restricted Stock Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.19	Form of Director Restricted Stock Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

10.20	Amended and Restated Lease effective as of June 5, 2009, between 520 Pike Street, Inc. and the Registrant (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.21	Form of Executive Officer Stock Option Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009 and incorporated herein by reference).

+10.22	Amendment No. 4 to Advertising Insertion Order effective as of December 31, 2009, by and between the Registrant, MDNH, Inc. and Intelius Sales Company, LLC (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 10, 2010 and incorporated herein by reference).

+10.23	Amendment No. 1 to Master Services and License Agreement effective as of April 30, 2010, by the between MDNH, Inc. and YellowPages.com LLC d/b/a AT&T Interactive and related Project Addendum No. 1, effective as of January 1, 2009, as amended (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.24	Form of Notice of Grant of Executive Officer Stock Option (Performance-Based) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.25	Form of Notice of Grant of Executive Officer Stock Option (Time-Based) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.26	Form of Notice of Grant of Executive Officer Restricted Stock Units (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.27	Form of Executive Officer Restricted Stock Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

Exhibit Number	Description of Document
*10.28	Form of Executive Officer Restricted Stock Units Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

+10.29	Amendments No. 1, 2 and 3 to YAHOO! Publisher Network Service Order, effective as of September 25, 2007, August 1, 2008 and June 1, 2010 respectively, by and between Yahoo! Inc., as successor in interest to Overture Services, Inc., and Yahoo! Sarl, as successor in interest to Overture Search Services (Ireland) Limited, MDNH, Inc. and MDNH International Ltd. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.30	Amendment to the Marchex, Inc. 2003 Amended and Restated Stock Incentive Plan (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.31	Marchex, Inc. Amended and Restated Annual Incentive Plan (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

†10.32	First Amendment to the Credit Agreement made and entered into as of March 1, 2011, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent.

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

**101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”
(+)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.
†††	Refiled herewith pursuant to Regulation S-K Item 10.