Form 10-Q
period 2012-03-31
MARCHEX INC
filed 2012-05-08
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 4, 2012
Class A common stock, par value $.01 per share	9,570,382
Class B common stock, par value $.01 per share	27,636,241

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2011	March 31, 2012

Assets
Current assets:
Cash and cash equivalents	$37,443	$41,295
Accounts receivable, net	30,635	30,682
Prepaid expenses and other current assets	3,614	3,860
Refundable taxes	193	321
Deferred tax assets	2,753	3,184

Total current assets	74,638	79,342
Property and equipment, net	6,187	6,320
Deferred tax assets	46,310	45,896
Intangible and other assets, net	2,191	1,698
Goodwill	82,644	82,582
Intangible assets from acquisitions, net	8,088	6,550

Total assets	$220,058	$222,388

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,896	$13,084
Accrued expenses and other current liabilities	8,430	9,145
Deferred acquisition payments	35,214	34,943
Deferred revenue	1,930	1,931

Total current liabilities	58,470	59,103
Other non-current liabilities	2,580	2,487

Total liabilities	61,050	61,590

Stockholders’ equity:
Class A common stock	99	98
Class B common stock	281	280
Treasury stock	(1,067)	(239)
Additional paid-in capital	297,465	299,144
Accumulated deficit	(137,770)	(138,485)

Total stockholders’ equity	159,008	160,798

Total liabilities and stockholders’ equity	$220,058	$222,388

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2012
Revenue	$29,080	$35,481

Expenses:
Service costs (1)	16,672	19,937
Sales and marketing (1)	2,695	3,913
Product development (1)	4,889	5,992
General and administrative (1)	5,155	6,295
Amortization of intangible assets from acquisitions (2)	464	1,537
Acquisition related costs	402	(132)

Total operating expenses	30,277	37,542
Gain on sales and disposals of intangible assets, net	1,913	1,463

Income (loss) from operations	716	(598)

Other income (expense):
Interest income	131	3
Interest and line of credit expense	(26)	(197)
Other	(3)	(3)

Total other income (expense)	102	(197)

Income (loss) before provision for income taxes	818	(795)
Income tax expense (benefit)	242	(80)

Net income (loss)	576	(715)
Dividends paid to participating securities	(63)	(73)

Net income (loss) applicable to common stockholders	$513	$(788)

Basic net income (loss) per share applicable to Class A and Class B common stockholders	$0.02	$(0.02)
Diluted net income (loss) per share applicable to Class A and Class B common stockholders	$0.01	$(0.02)
Dividends paid per share	$0.02	$0.02
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	10,236	9,587
Class B	22,170	24,015
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	10,236	9,587
Class B	34,255	33,602
(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$464	$1,216
Sales and marketing	—	307
General and administrative	—	14

Total	$464	$1,537

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2012
Cash flows from operating activities:
Net income (loss)	$576	$(715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	1,511	2,577
Accretion of interest expense	—	178
Acquisition related costs	—	(132)
(Gain) loss on sales of fixed assets, net	2	—
Gain on sales and disposals of intangible assets, net	(1,913)	(1,463)
Allowance for doubtful accounts and advertiser credits	167	845
Stock-based compensation	3,511	3,908
Deferred income taxes	371	(46)
Excess tax benefit related to stock-based compensation	—	(97)
Change in certain assets and liabilities:
Accounts receivable, net	(6,247)	(810)
Refundable taxes	830	(127)
Prepaid expenses and other current assets	390	(8)
Accounts payable	2,490	49
Accrued expenses and other current liabilities	760	(134)
Deferred revenue	100	2
Other non-current liabilities	(29)	(73)

Net cash provided by operating activities	2,519	3,954
Cash flows from investing activities:
Purchases of property and equipment	(950)	(750)
Proceeds from sales of property and equipment	—	—
Proceeds from sales of intangible assets	1,913	1,474
Purchases of intangibles and changes in other non-current assets	(32)	(30)
Intangible asset deposit	—	500

Net cash provided by investing activities	931	1,194
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	—	97
Common stock dividend payments	(712)	(745)
Repurchase of Class B common stock	(252)	(682)
Proceeds from exercises of stock options	227	26
Proceeds from employee stock purchase plan	8	8

Net cash used in financing activities	(729)	(1,296)

Net increase in cash and cash equivalents	2,721	3,852
Cash and cash equivalents at beginning of period	37,328	37,443

Cash and cash equivalents at end of period	$40,049	$41,295

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$(748)	$66

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile and online advertising company that drives consumers to connect with businesses over the phone and provides in-depth analysis of those connections.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of and from the date of acquisition. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation.

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2011 and March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2012.

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

There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Deferred Acquisition Payment

The Company’s deferred acquisition payments represent consideration payable related to a business combination, which may be paid in either cash or shares of the Company’s Class B common stock at the Company’s discretion. Any deferred acquisition payments settled in Class B common stock will be increased by 5%. The deferred acquisition payments were originally recognized at fair value at the date of the business combination and are recorded as liabilities on the balance sheet. Interest expense on the principal amounts due is accreted each period using the effective interest rate method.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Three months ended March 31,
	2011	2012
Partner and Other Revenue Sources	$23,741	$31,444
Proprietary Web site Traffic Sources	5,339	4,037

Total Revenue	$29,080	$35,481

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

The following table summarizes stock-based compensation expense by operating expense categories and the related income tax benefit recognized in the three months ended March 31, 2011 and 2012 (in thousands):

	Three months ended March 31,
	2011	2012
Service costs	$285	$383
Sales and marketing	219	378
Product development	314	301
General and administrative	2,693	2,846

Total stock-based compensation	$3,511	$3,908

Income tax benefit related to stock-based compensation included in net income (loss)	$1,036	$1,184

The per share fair value of time-vested stock options granted during the three months ended March 31, 2011 and 2012 was determined on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Three months ended March 31,
	2011	2012
Expected life (in years)	4.0	4.0
Risk-free interest rate	1.77%	0.78%
Expected volatility	68%	70%
Expected dividend yield	0.91%	1.33%

No stock options were granted during the three months ended March 31, 2011 and 2012 that have vesting based on a combination of certain service and market conditions.

Stock option activity during the three months ended March 31, 2012 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2011	7,203,784	$8.24	6.81	$5,971
Options granted	86,600	4.81
Options forfeited	(331,820)	7.17
Options expired	(26,047)	12.04
Options exercised	(6,556)	4.13

Balance at March 31, 2012	6,925,961	$8.24	6.51	$483

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

The Company issues restricted stock units which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of a combination of certain service and market conditions. No restricted stock units were granted during the three months ended March 31, 2011 and 2012 that have vesting based on a combination of certain service and market conditions.

Restricted stock awards and restricted stock units activity during the three months ended March 31, 2012 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2011	4,289,024	$8.23
Granted	20,000	4.79
Vested	(276,625)	5.23
Forfeited	(359,500)	7.95

Unvested balance at March 31, 2012	3,672,899	$8.46

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

The following table includes net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amount):

	Three months ended March 31, 2011		Three months ended March 31, 2012
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$162	$414	$(225)	$(490)
Dividends paid to participating securities	—	(63)	—	(73)

Net income (loss) applicable to common stockholders	$162	$351	$(225)	$(563)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,236	22,170	9,587	24,015

Basic net income (loss) per share applicable to common stockholders	$0.02	$0.02	$(0.02)	$(0.02)

	Three months ended March 31, 2011		Three months ended March 31, 2012
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$153	$423	$(225)	$(490)
Dividends paid to participating securities	—	(63)	—	(73)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares		153		(225)

Net income (loss) applicable to common stockholders	$153	$513	$(225)	$(788)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,236	22,170	9,587	24,015
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	1,849	—	—
Conversion of Class A to Class B common shares outstanding	—	10,236	—	9,587

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,236	34,255	9,587	33,602

Diluted net income (loss) per share applicable to common stockholders	$0.01	$0.01	$(0.02)	$(0.02)

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three months ended March 31, 2011 and 2012, outstanding options to acquire 3,054 and 6,926 shares of Class B common stock.

•

For the three months ended March 31, 2012, 3,424 shares of unvested Class B restricted common shares at March 31, 2012 issued to employees and in connection with acquisitions. These shares were for future services that vest over periods ranging from one to six years.

•	For the three months ended March 31, 2011 and 2012, 49 and 249 restricted stock units with vesting based on satisfaction of certain service and market conditions.

(5) Concentrations

The Company maintains substantially all of their cash and cash equivalents with one financial institution.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners representing more than 10% of consolidated revenue for the three months ended March 31, 2011 and 2012.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Three months ended March 31,
	2011	2012
Advertiser A	31%	28%
Advertiser B	11%	*

*	Less than 10% of revenue.

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2011	At March 31, 2012
Advertiser A	37%	32%

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

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2011	2012
United States	94%	94%
Canada	5%	6%
Other countries	*	*

	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2011	At March 31, 2012
Computer and other related equipment	$13,671	$14,251
Purchased and internally developed software	6,667	6,980
Furniture and fixtures	1,229	1,231
Leasehold improvements	1,805	1,805

	$23,372	$24,267
Less: accumulated depreciation and amortization	(17,185)	(17,947)

Property and equipment, net	$6,187	$6,320

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Depreciation and amortization expense, related to property and equipment was approximately $663,000 and $768,000 for the three months ended March 31, 2011 and 2012, respectively.

(8) Commitments

The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2018. Certain of these lease agreements have free or escalating rent payment provisions or fund certain leasehold improvements which the Company accounts for as a lease incentive. The Company recognizes rent expense under such agreements on a straight-line basis over the lease term with any lease incentive amortized as a reduction of rent expense over the lease term. The Company also has other contractual obligations expiring over varying time periods through 2016. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other outside service providers (in thousands).

	Facilities operating leases	Other contractual obligations	Total
2012	$1,618	$2,391	$4,009
2013	2,235	1,519	3,754
2014	2,287	1,127	3,414
2015	2,226	639	2,865
2016	2,267	446	2,713
2017 and after	2,910	—	2,910

Total minimum payments	$13,543	$6,122	$19,665

Rent expense incurred by the Company was approximately $466,000 and $524,000 for the three months ended March 31, 2011 and 2012, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). During the first quarter of 2011, the Company signed an amendment to the Credit Agreement which extended the maturity period through to April 1, 2014. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the three months ended March 31, 2011 and 2012, the Company had no borrowings under the Credit Agreement.

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

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2011
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(897)	$2,173
Patents	318	(232)	86
Distribution partner relationship	4,830	(1,177)	3,653
Non-compete agreements	58	(43)	15
Trademarks/domains	40,539	(40,130)	409
Acquired technology	2,760	(1,008)	1,752

	$51,575	$(43,487)	$8,088

	As of March 31, 2012
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(1,204)	$1,866
Patents	318	(312)	6
Distribution partner relationship	4,830	(1,579)	3,251
Non-compete agreements	58	(57)	1
Trademarks/domains	1,923	(1,903)	20
Acquired technology	2,760	(1,354)	1,406

	$12,959	$(6,409)	$6,550

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $42.6 million and $80.7 million at December 31, 2011 and March 31, 2012, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $464,000 and $1.5 million for the three months ended March 31, 2011 and 2012, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $3.2 million for the remainder of 2012, $2.9 million in 2013, $433,000 in 2014 and $0 thereafter.

(12) Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

Balance as of December 31, 2011	$82,644
Jingle acquisition adjustment	(53)
Other	(9)

Balance as of March 31, 2012	$82,582

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset is more likely than not impaired. Events and circumstances considered in determining whether the carrying value of goodwill may be impaired include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

At various points in time during the three months ended March 31, 2012, the Company’s stock price approached the then book value per share. If the Company’s stock price were to trade below the book value per share for an extended period of time and/or the Company experiences changes in its business, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of goodwill.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of its assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in the fourth quarter of 2012.

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2011	March 31, 2012
Internet domain names	$15,256	$15,225
Less accumulated amortization	(14,535)	(14,733)

Internet domain names, net	721	492
Other assets:
Registration fees, net	1,142	878
Other	328	328

Total intangibles and other assets, net	$2,191	$1,698

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three months ended March 31, 2012 to renew or extend the term for domain names was $2.0 million. The weighted average renewal period for registration fees as of March 31, 2012 was approximately one year.

Amortization expense for internet domain names was approximately $329,000 and $259,000 for the three months ended March 31, 2011 and 2012, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $278,000 for the remainder of 2012, $174,000 in 2013, $40,000 in 2014, and $0 thereafter.

(14) Common Stock

In January 2012, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on February 15, 2012 to the holders of record as of the close of business on February 3, 2012. The Company paid approximately $745,000.

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. The Company’s board of directors have authorized increases to the share repurchase program for the Company to repurchase up to 12 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.

During the three months ended March 31, 2012, the Company repurchased 136,000 shares of Class B common stock for approximately $682,000 at an average stock price of $5.03 per share. The 136,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of March 31, 2012.

During the three months ended March 31, 2012, the Company’s board of directors approved the retirement of approximately 242,000 shares of treasury stock. The excess of purchase price over par value of $1.5 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15) Acquisition

On April 7, 2011, the Company acquired 100% of the stock of Jingle Networks, Inc. (“Jingle”), a provider of mobile voice search performance advertising and technology solutions in North America for the following consideration:

•	Approximately $15.8 million in cash, net of cash acquired, and 1,019,103 shares of the Company’s Class B common stock paid at closing; and

•

Future consideration of (i) $17.6 million, net of certain working capital adjustments, on the first annual anniversary of the closing, and (ii) $18.0 million on the 18th month anniversary of closing, with the future consideration payable in either cash or shares of the Company’s Class B common stock or some combination to be determined by the Company. Any shares issued in payment of the future consideration will be increased by 5%. The future consideration is recorded as current deferred acquisition payments in the balance sheet. In April 2012, the Company paid approximately $16.9 million in cash, net of certain working capital and other adjustments, on the first anniversary of closing.

•	Following the closing, the Company issued 462,247 shares of restricted stock at an aggregate value of approximately $3.3 million to employees of Jingle, subject to vesting for up to four years.

The Company accounted for the Jingle acquisition as a business combination. As a result of the acquisition, the Company added additional sources of mobile distribution to its digital call advertising network. The Company has progressed in its integration of Jingle’s operations, including sales activities, and accordingly, revenues and earnings of the acquired operations are not readily separable.

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

During the three months ended December 31, 2011, the Company recorded approximately $372,000 for the future obligations of a non-cancelable lease and other costs related to the Jingle office in acquisition related costs. The portion related to the non-cancelable lease was based on estimates of vacancy period and sublease income. In March 2012, the Company arranged for the future sublease of the Jingle office space and revised its original estimates which resulted in a $132,000 benefit recorded in acquisition related costs in the condensed consolidated statement of operations. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

In connection with the acquisition, the Company acquired federal net operating loss (“NOL”) carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal NOL carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, the Company has not recorded those amounts the Company believes it will not be able to utilize and has not included those NOL carryforwards and research and development credit carryforwards in its deferred tax assets. The Company’s estimate of NOL carryforwards that may be utilized was approximately $7.0 million. A deferred tax asset relating to these NOL carryforwards was recorded during the three months ended December 31, 2011 with a corresponding adjustment to goodwill of approximately $2.4 million.

A summary of the consideration for the acquisition is as follows (in thousands):

Cash	$16,563
Stock issued	7,603
Future consideration	34,695

Total	$58,861

The following summarizes the allocation of the fair value of the assets acquired and the liabilities assumed at March 31, 2012 (in thousands):

Cash acquired	$761
Accounts receivable	4,740
Deferred tax assets	2,538
Other current assets	62
Property and equipment	206
Other non-current assets	148
Intangible assets	11,966
Goodwill	47,290

Total assets acquired	67,711
Current liabilities	(5,512)
Deferred tax liabilities	(3,246)
Other non-current liabilities	(92)

Total liabilities assumed	(8,850)

Net assets acquired	$58,861

The acquired intangible assets of approximately $12.0 million consist primarily of customer and partner relationships, technology, trademarks and patents which will be amortized over 12 to 36 months (weighted average of 2.4 years) using the straight line method. The goodwill and acquired intangible assets will not be deductible for federal tax purposes.

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Jingle and is based on the historical results of operations of the Company and Jingle. The pro forma information reflects the results of operations of the Company as if the acquisition of Jingle had taken place on January 1, 2010. The unaudited pro forma financial information for the three months ended March 31, 2011 combine the historical results of operations for the Company for the three months ended March 31, 2011 and Jingle’s historical results of operations during the pre-acquisition period for the three months ended March 31, 2011. The unaudited pro forma financial information for the three months ended March 31, 2012 is the historical results of operations for the Company for the three months ended March 31, 2012. The pro forma information includes adjustments for amortization of intangible assets, intercompany activity and accretion of interest expense related to the future consideration. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

(in thousands)	Three months ended March 31,
	2011	2012
Revenue	$34,490	$35,481
Net loss	(800)	(154)
Net loss applicable to common stockholders	(863)	(228)

(16) Subsequent Events

In April 2012, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on May 15, 2012 to the holders of record as of the close of business on May 4, 2012. The Company expects to pay approximately $743,000 for these quarterly dividends.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are a mobile and online advertising company that drives consumers to connect with businesses over the phone and provides in-depth analysis of those connections. Our technology-based products and services facilitate the efficient and cost-effective marketing and selling of goods and services for small and national advertisers who want to market and sell their products through mobile, online and offline; and a proprietary, locally-focused web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns:

•

Digital Call Advertising Services. We deliver a variety of digital call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. These services include pay-for-call through the Digital Call Marketplace, and Marchex Call Analytics, which include phone number and call tracking, call mining, keyword-level tracking, click-to-call, web site proxying, and other call-based products which enable our customers to utilize mobile, online and offline advertising to drive calls as well as clicks into their businesses and to measure the effectiveness of their advertising campaigns. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Local Leads. Our Local Leads platform, a white-labeled, full service digital advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell digital call advertising and/or search marketing and other lead products through their existing sales channels to their small business advertisers, which are then fulfilled by us across our distribution network, including mobile sources, leading search engines and our own proprietary web site traffic sources. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, and offline call advertising. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The Local Leads platform has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), AT&T is our largest reseller partner and was responsible for 28% of our total revenues for the three months ended March 31, 2012 of which the majority is derived from our local leads platform.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local web sites, mobile distribution and our own Publishing Network. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our web sites or a third party web site in our distribution network to an advertiser’s web site and completes a specified action. We also offer a private-label platform for publishers, separate and distinct from our local leads platform which enables them to monetize their web sites with contextual advertising from their own customers or from our advertising relationships. We sell pay-per-click contextual advertising placements on specialized vertical and branded publisher web sites on a pay-per-click basis. Advertisers can target the placements by category, site- or page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaign. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

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

We currently have offices in Seattle, Washington; Las Vegas, Nevada; Billerica, Massachusetts, and New York, New York.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2011 and 2012.

Revenue

We currently generate revenue through our digital call advertising services, pay-per-click advertising, and local leads platform which include our digital call and click services, and proprietary web site traffic.

Our primary sources of revenue are the performance-based advertising services, which include digital pay-for-call services, pay-per-click services, and cost-per-action services. These primary sources amounted to greater than 75% of our revenues in all periods presented. Our secondary sources of revenue are our local leads platform which enables partner resellers to sell digital call advertising and/or search marketing products, campaign management services, and natural search optimization services. These secondary sources amounted to less than 25% of our revenues in all periods presented. We have no barter transactions.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

In certain cases, we record revenue based on available and reported preliminary information from third-parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

Performance-Based Advertising Services

In providing digital call advertising services and pay-per-click advertising, we generate revenue upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each phone call or click-through, which occurs when a user makes a phone call or clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, our portfolio of owned web sites, other targeted Web-based content and offline sources. We also generate revenue from cost-per-action services, which occurs when the online user is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action.

We generate revenue from reseller partners and publishers utilizing our local leads platform to sell digital call advertising and/or search marketing products. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners or publishers engage the advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	telecommunication costs, including the use of phone numbers relating to our digital call products and services;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web sites, network equipment and internally developed software;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

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

As of March 31, 2012, we have net deferred tax assets of $49.1 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state, city, and foreign net operating loss carryforwards, will be realized. As of March 31, 2012, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $4.7 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2012, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of March 31, 2012, we had federal net operating loss carryforwards (“NOL”) of $1.7 million (excluding Jingle) which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

In connection with the Jingle acquisition, the Company acquired federal net operating loss carryforwards (“NOL”). Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, the Company has not recorded those amounts the Company believes it will not be able to utilize and has not included those NOL carryforwards in its deferred tax assets. The Company’s estimate of NOL carryforwards that may be utilized is approximately $7.0 million. In 2011, the Company utilized approximately $2.8 million.

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2011 and 2012 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended March 31,
	2011	2012
Revenue	100%	100%

Expenses:
Service costs	57%	56%
Sales and marketing	9%	11%
Product development	17%	17%
General and administrative	18%	18%
Amortization of intangible assets from acquisitions	2%	4%
Acquisition related costs	1%	0%

Total operating expenses	104%	106%
Gain on sales and disposals of intangible assets, net	7%	4%

Income (loss) from operations	2%	-2%
Other income (expense):
Interest income	0%	0%
Interest expense	0%	0%
Other	0%	0%

Total other income	0%	0%

Income (loss) before provision for income taxes	3%	-2%
Income tax expense (benefit)	1%	0%

Net income (loss)	2%	-2%
Dividends paid to participating securities	0%	0%

Net income (loss) applicable to common stockholders	2%	-2%

Comparison of the Three months ended March 31, 2011 to the Three months ended March 31, 2012.

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2011	2012
Partner and Other Revenue Sources	$23,742	$31,444
Proprietary Web site Traffic Sources	5,338	4,037

Total Revenue	$29,080	$35,481

Our partner network revenues are primarily generated using third-party distribution networks to deliver the pay-for-call and pay-for-click advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third-party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services, natural search optimization services and outsourced search marketing platforms. Our proprietary web site traffic revenues are generated from our portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee.

Revenue increased 22% from $29.1 million for the three months ended March 31, 2011 to $35.5 million in the same period in 2012. The partner and other revenues increased $7.7 million primarily from our digital call advertising services. This increase is partially attributable to the April 2011 Jingle acquisition. This increase was offset by a $1.0 million decrease in revenue from our pay-per-click services.

Under our primary arrangement with AT&T, we generate revenues from our local leads platform to sell digital call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with AT&T through June 30, 2015 that includes certain provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. Our arrangement with AT&T relates to a business area that AT&T recently announced they are selling a majority stake in to a private equity third party. It is possible the divestiture of this business unit may result in changes to our relationship and arrangement with AT&T, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from AT&T. There can be no assurance that our business with them in the future will continue at or near current levels. AT&T accounted for 31% and 28% of total revenues during the three months ended March 31, 2011 and 2012, respectively.

Our proprietary web site traffic revenues decreased $1.3 million and were primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites. In the near term, we expect lower proprietary web site traffic revenues as a result of lower budgets for cost-per-actions from resellers particularly related to our local search and directory web sites.

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

Expenses

Expenses were as follows:

	Three months ended March 31,
	2011	% of revenue	2012	% of revenue
Service costs	$16,672	57%	$19,937	56%
Sales and marketing	2,695	9%	3,913	11%
Product development	4,889	17%	5,992	17%
General and administrative	5,155	18%	6,295	18%
Amortization of intangible assets from acquisitions	464	2%	1,537	4%
Acquisition related costs	402	1%	(132)	0%

	$30,277	104%	$37,542	106%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Three months ended March 31,
	2011	2012
Service costs	$285	$383
Sales and marketing	219	378
Product development	314	301
General and administrative	2,693	2,846

Total stock-based compensation	$3,511	$3,908

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 20%, from $16.7 million in the three months ended March 31, 2011 to $19.9 million in the same period in 2012. The increase was primarily attributable to increases in distribution partner payments, stock compensation, and communication and network costs totaling $4.0 million, offset primarily by a decrease in fees paid to outside service providers and personnel costs, travel, facility costs, depreciation and Internet domain amortization of $762,000. These increases are also related to the incremental revenues as a result of the April 2011 Jingle acquisition and the related operating activities.

Service costs represented 57% of revenue in the three months ended March 31, 2011 as compared to 56% in 2012.

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

Sales and Marketing. Sales and marketing expenses increased 45%, from $2.7 million for the three months ended March 31, 2011 to $3.9 million in the same period in 2012. As a percentage of revenue, sales and marketing expenses were 9% and 11% for the three months ended March 31, 2011 and 2012, respectively. The net increase in dollars and percentage of revenue was related primarily to an increase in personnel and stock compensation costs related to the April 2011 Jingle acquisition and online and outside marketing activities. We expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively similar in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses increased 23%, from $4.9 million for the three months ended March 31, 2011 to $6.0 million in the same period in 2012. The increase in dollars was primarily due to an increase in personnel costs. This increase was also a result of the April 2011 Jingle acquisition. As a percentage of revenue, product development expenses were 17% for both the three months ended March 31, 2011 and 2012. In the near term, we expect product development expenditures to be relatively stable in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

General and Administrative. General and administrative expenses increased 22%, from $5.2 million in the three months ended March 31, 2011 to $6.3 million in the same period in 2012. The net increase in dollars was primarily due to an increase in personnel costs, stock based compensation, fees paid to outside service providers, bad debt and other operating costs of $1.2 million related partly to the April 2011 Jingle acquisition. As a percentage of revenue, general and administrative expenses were 18% for both the three months ended March 31, 2011 and 2012. We expect our general and administrative expenses to modestly decrease in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense increased from $464,000 in the three months ended March 31, 2011 to $1.5 million in the same period in 2012. The increase was associated with amortization of intangible assets acquired in the April 2011 Jingle acquisition offset by certain intangible assets from previous acquisitions being fully amortized. During the three months ended March 31, 2012, the amortization of intangibles related to service costs, sales and marketing, and general and administrative expenses.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangible assets acquired in the Jingle acquisition are $12.0 million and are being amortized over a range of useful lives of 12 to 36 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points in time during the three months ended March 31, 2012, the Company’s stock price approached the then book value per share. If the Company’s stock price were to trade below the book value per share for an extended period of time and/or the Company experiences changes in its business, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of goodwill.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in the fourth quarter.

Acquisition related costs. Acquisition related costs of $402,000 for the three months ended March 31, 2011, were primarily for professional fees to perform due diligence and other procedures associated with our acquisition of Jingle in April 2011. During the three months ended March 31, 2012, we revised our original estimates regarding the future obligation related to Jingle office space due to an arrangement for the future sublease of the Jingle office space which resulted in a $132,000 benefit recorded in acquisition related costs.

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $1.9 million and $1.5 million for the three months ended March 31, 2011 and 2012, respectively, and were primarily attributable to the sales and disposals of Internet domain names.

Other Income (expense), net. Other income (expense), net were $102,000 and $(197,000) in the three months ended March 31, 2011 and 2012, respectively. The other income, net for the three months ended March 31, 2011, was primarily due to interest income as a result of a tax refund. The other expense, net for the three months ended March 31, 2012, was primarily due to accretion of interest expense related to the future consideration for the Jingle acquisition.

Income Taxes. The income tax expense was $242,000 for the three months ended March 31, 2011 compared to a tax benefit of $80,000 in the same period in 2012.

In the three months ended March 31, 2011, our effective tax rate of 30% differed from our expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, other non-deductible amounts offset partially by a research and experimentation credit for the period. In addition, we recorded $181,000 of income tax benefit associated with the completion of our federal return audits for years 2005 through 2007 in the first quarter of 2011. In the three months ended March 31, 2012, our effective tax rate of 10% differed from our expected effective tax rate of 34% due to state income taxes, and non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, other non-deductible amounts offset partially by a research and experimentation credit for the period. In addition, we recorded $47,000 of income tax benefit associated with audit adjustments related to tax years 2008 and 2009.

Net Income (Loss). Net income was $576,000 for the three months ended March 31, 2011 and net loss was $715,000 for the same period in 2012. The decrease was primarily a result of an increase in amortization of acquired intangible assets due to the Jingle acquisition and a decrease in gain on sales of intangible assets, net.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $41.3 million and we had current and long term contractual obligations of $54.6 million, of which $34.9 million is for deferred payments related to the Jingle acquisition, which are to be paid in cash or shares of Class B common stock or combination of both at Marchex’s option, and $13.5 million is for rent under our facility leases.

Cash provided by operating activities for the three months ended March 31, 2012 of approximately $3.9 million consisted primarily of net loss of $715,000 adjusted for non-cash items of $7.2 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock based compensation, acquisition related costs, excess tax benefit related to stock based compensation, and deferred income taxes, $1.5 million of gain on sales and disposals of intangible and fixed assets, net, and approximately $1.1 million used for working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2011 of approximately $2.5 million consisted primarily of net income of $576,000 adjusted for non-cash items of $5.6 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes, $1.9 million of gain on sales and disposals of intangible and fixed assets, net, and approximately $1.7 million used for working capital and other activities.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to the distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. We generally receive payment from advertisers in close proximity or in some cases prior to the timing of the corresponding payments to the distribution partners who provide placement for the listings. These services constituted the majority of revenues for the three months ended March 31, 2011 and 2012. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or small business marketing products including our local leads platform, such as AT&T, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, and Yellow Media Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the three months ended and as of March 31, 2012 amounts from these partners totaled 42% of revenue and $13.8 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Our arrangement with AT&T relates to a business area that AT&T recently announced they are selling a majority stake in to a private equity third party. It is possible the divestiture of this business unit may result in changes to our relationship and arrangement with AT&T, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from AT&T. There can be no assurance that our business with them in the future will continue at or near current levels. Net accounts receivable balances outstanding at March 31, 2012 from AT&T totaled $9.9 million.

Cash provided by investing activities for the three months ended March 31, 2012 of approximately $1.2 million was primarily attributable to net purchases for property and equipment of $750,000 which were more than offset by proceeds from the sales of intangible assets and an intangible asset deposit totaling approximately $2.0 million. Cash provided by investing activities for the three months ended March 31, 2011 of approximately $931,000 was primarily attributable to net purchases for property and equipment of $950,000 which were more than offset by proceeds from the sales of intangible assets of approximately $1.9 million.

Cash used in financing activities for the three months ended March 31, 2012 of approximately $1.3 million was primarily attributable to the repurchase of approximately 136,000 shares of Class B common stock for treasury stock totaling approximately $682,000 and common stock dividend payments of $745,000, partially offset by net proceeds of approximately $34,000 from the sale of stock through employee stock options and employee stock plan purchases. In April 2012, we made the first of two payments in the amount of $16.9 million in cash, net of working capital and other adjustments, of the future consideration in connection with the Jingle acquisition in April 2011. The final payment of $18.0 million net of any adjustment will be payable on the 18th month anniversary of the closing of the Jingle acquisition and can be paid in cash or shares of Class B common stock or a combination of both at Marchex’s option. Any deferred payments settled in Class B common stock will be increased by 5%. Cash used in financing activities for the three months ended March 31, 2011 of approximately $729,000 was primarily attributable to the repurchase of 29,000 shares of Class B common stock for treasury stock totaling approximately $252,000 and common stock dividend payments of $712,000, partially offset by net proceeds of approximately $234,000 from the sale of stock through employee stock options and employee stock plan purchases. The following table summarizes our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$13,543	$1,618	$4,523	$4,492	$2,910
Other contractual obligations (3)	41,046	37,314	2,646	1,086	—

Total contractual obligations (1), (2)	$54,589	$38,932	$7,169	$5,578	$2,910

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $305,000 are not included due to their uncertainty.
(3)

Includes deferred acquisition payments of $16.9 million, net of working capital and other adjustments, which was paid in cash in April 2012 on the 12th month anniversary of closing related to the Jingle acquisition, and $18.0 million to be paid in cash or shares of Class B common stock or a combination of both on the 18 th month anniversary of closing related to the Jingle acquisition. Any deferred acquisition payments paid in shares will be increased by 5%. These deferred acquisition payments are recorded on the balance sheet as current liabilities.

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

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points. As of March 31, 2012, we had $30 million of availability under the credit agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 12 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three months ended March 31, 2012, approximately 136,000 shares of Class B common stock were repurchased.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2011, quarterly dividends were paid on February 15, May 16, August 15 and November 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 6, August 5 and November 5, respectively. For 2012, quarterly dividends were paid on February 15 to Class A and Class B common stockholders of record as of the close of business of February 3. The aggregate quarterly dividend paid in February 2012 was approximately $745,000. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. In April 2012, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay these dividends on May 15, 2012 to the holders of record as of the close of business on May 4, 2012. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.0 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

On May 6, 2011, a Registration Statement on Form S-3 (File No. 174016) relating to the resale of 1,019,103 shares of our Class B common stock by certain selling stockholders with S-3 registration rights granted in connection with the Jingle acquisition was filed with the SEC. This Registration Statement on Form S-3 was declared effective by the SEC on August 24, 2011. We will not receive any proceeds in connection with these sales by selling stockholders.

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

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach local consumers across online, mobile and offline sources. The primary revenue driver has been performance-based advertising, which includes digital call advertising service, pay-per-click advertising, cost-per-action services and feed management and related services. For pay-for-call, pay-per-click advertising and feed management and related services, revenue is recognized upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listing which occurs when an online, mobile, or offline user makes a phone call or clicks based on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, third party vertical and branded Web sites, mobile and offline sources, and our portfolio of owned Web sites, on which we include our advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per phone call or click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC 605, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

We apply the provisions of FASB ASC 350 “Goodwill and Intangible Assets” acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points in time during the three months ended March 31, 2012, the Company’s stock price approached the then book value per share. If our stock price were to trade below book value per share for an extended period of time and/or we continue to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

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

Any future impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either an increase to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, may be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This may result in increases to the valuation allowance for deferred tax assets and may increase income tax expense of up to the entire net amount of deferred tax assets.

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

As of March 31, 2012, we have net deferred tax assets of $49.1 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state, city, and foreign net operating loss carryforwards, will be realized. As of March 31, 2012, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $4.7 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2012, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of March 31, 2012, we had federal net operating loss, carryforwards (excluding Jingle) of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

In connection with the Jingle acquisition, the Company acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal NOL carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, the Company has not recorded those amounts the Company believes it will not be able to utilize and has not included those NOL carryforwards in its deferred tax assets. The Company’s estimate of NOL carryforwards that may be utilized is approximately $7.0 million. In 2011, the Company utilized approximately $2.8 million.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2011 Annual Report on Form 10-K. They have been updated to include information as of May 8, 2012.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $138.5 million as of March 31, 2012. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. search marketplace for March 2012, Yahoo! and Microsoft accounted for 13.7% and 15.3%, respectively, of the core search market in the United States and Google accounted for 66.4%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. AT&T (through its subsidiary AT&T Interactive) is our largest advertiser reseller partner and was responsible for 28% of our total revenues for the three months ended March 31, 2012. In April of 2012, AT&T announced the sale of a majority stake in its yellow pages business (including AT&T Interactive) to a third party. The transaction which is subject to Hart Scott Rodino notification with the U.S. Department of Justice is expected to close in mid-year 2012 We are uncertain whether such a divestiture will occur, whether it will occur in an orderly fashion, and whether it will impact our business relationship with AT&T Interactive. We cannot predict whether our business with AT&T Interactive in the future will continue at or near current levels and any decrease in such levels could have a material adverse impact on our business and results of operations.

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

We received approximately 50% and 47% of our revenue from our five largest customers for the year ended December 31, 2011 and the three months ended March 31, 2012, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 50% and 47% of our total revenues for the year ended December 31, 2010 and the three months ended March 31, 2012, respectively. AT&T is our largest customer and was responsible for 28% of our total revenues for the three months ended March 31, 2012 and 32% of accounts receivable at March 31, 2012. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

The expansion of our digital call advertising business increases the potential intellectual property infringement claims we may be subject to, particularly in light of the large number of patents which have been issued (or are pending) in the telecommunications field over the last several decades, both in the U.S. and internationally. Jingle, which we acquired in 2011, was subject to patent infringement claims which were unsuccessful at trial. We recently resolved this matter and obtained a license to the patents at issue.

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

Further, as of March 31, 2012, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, together controlled 90% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founders, for any reason, or any conflict among our founders, could harm our current and future operations and prospects.

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

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in our stock price and/or market capitalization for a sustained period of time. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased.

We recorded a substantial non-cash impairment charge for goodwill and intangible assets during the fourth quarter of 2008 as a result of the impact of the adverse economic environment including the deterioration in the equity and credit markets. We may be required to record a future charge to earnings in our financial statements during the period in which any additional impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

At various points in time during the three months ended March 31, 2012, the Company’s stock price approached the then book value per share. If the Company’s stock price were to trade below the book value per share for an extended period of time and/or the Company experiences changes in its business, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of goodwill.

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

•	U.S. Nonprovisional Patent Application Number 13/176,709 entitled “Method and System for Automatically Generating Advertising Creatives” was filed July 5, 2011.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through March 31, 2012. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of March 31, 2012, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 90% of the combined voting power of all outstanding shares of our capital stock. These founders together control 90% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
January 1, 2012 – January 31, 2012(2)	219,242	$2.04	84,492	1,051,076
February 1, 2012 – February 29, 2012 (2)	88,576	$2.66	51,076	1,000,000
March 1, 2012 – March 31, 2012 (2)	187,250	$.01	—	1,000,000

Total Class B Common Shares	495,068	$1.38	135,568	1,000,000

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 12 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.
(2)	For the periods ended January 31, 2012, February 29, 2012, and March 31, 2012, includes 134,750, 37,500, and 187,250 shares of restricted equity subject to vesting which were issued to certain employees, respectively. We repurchased shares which were not already vested for $0.01 per share upon termination of employment.

Item 6.	Exhibits

Exhibits:

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller (Principal Accounting Officer)

May 8, 2012