Form 10-Q
period 2012-06-30
MARCHEX INC
filed 2012-08-08
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 3, 2012
Class A common stock, par value $.01 per share	9,570,382
Class B common stock, par value $.01 per share	28,096,852

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2011	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$37,443	33,573
Accounts receivable, net	30,635	26,089
Prepaid expenses and other current assets	3,614	3,974
Refundable taxes	193	323
Deferred tax assets	2,753	2,900

Total current assets	74,638	66,859
Property and equipment, net	6,187	6,260
Deferred tax assets	46,310	45,123
Intangible and other assets, net	2,191	1,185
Goodwill	82,644	82,572
Intangible assets from acquisitions, net	8,088	5,469

Total assets	$220,058	$207,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,896	$12,720
Accrued expenses and other current liabilities	8,430	8,307
Deferred acquisition payments	35,214	17,880
Deferred revenue	1,930	1,965

Total current liabilities	58,470	40,872
Other non-current liabilities	2,580	2,441

Total liabilities	61,050	43,313
Stockholders’ equity:
Class A common stock	99	98
Class B common stock	281	284
Treasury stock	(1,067)	(582)
Additional paid-in capital	297,465	302,444
Accumulated deficit	(137,770)	(138,089)

Total stockholders’ equity	159,008	164,155

Total liabilities and stockholders’ equity	$220,058	$207,468

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2012	2011	2012
Revenue	$67,841	$69,495	$38,761	$34,013

Expenses:
Service costs (1)	38,373	39,177	21,700	19,240
Sales and marketing (1)	6,628	8,519	3,934	4,606
Product development (1)	10,826	11,768	5,937	5,775
General and administrative (1)	11,294	11,775	6,139	5,480
Amortization of intangible assets from acquisitions (2)	2,084	2,619	1,620	1,082
Acquisition related costs	1,451	(132)	1,049	—

Total operating expenses	70,656	73,726	40,379	36,183
Gain on sales and disposals of intangible assets, net	4,625	4,721	2,712	3,258

Income from operations	1,810	490	1,094	1,088
Other income (expense):
Interest income	138	6	7	2
Interest and line of credit expense	(210)	(308)	(183)	(111)
Other	—	(10)	2	(6)

Total other income (expense)	(72)	(312)	(174)	(115)

Income before provision for income taxes	1,738	178	920	973
Income tax expense	1,020	497	779	577

Net income (loss)	718	(319)	141	396
Dividends paid to participating securities	(125)	(139)	(61)	66

Net income (loss) applicable to common stockholders	$593	$(458)	$80	$330

Basic net income (loss) per share applicable to Class A and Class B common stockholders	$0.02	$(0.01)	$0.00	$0.01
Diluted net income (loss) per share applicable to Class A and Class B common stockholders	$0.02	$(0.01)	$0.00	$0.01
Dividends paid per share	$0.04	$0.04	$0.02	$0.02
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	10,117	9,578	10,000	9,570
Class B	22,850	24,190	23,523	24,341
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	10,117	9,578	10,000	9,570
Class B	34,675	33,768	35,045	35,208
(1) Excludes amortization of intangible assets from acquisitions (2) Components of amortization of intangible assets from acquisitions:
Service costs	$1,778	$1,989	$1,314	$774
Sales and marketing	292	614	292	307
General and administrative	14	16	14	1

Total	$2,084	$2,619	$1,620	$1,082

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net income (loss)	$718	$(319)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	4,141	4,536
Accretion of interest expense	162	270
Acquisition related costs	—	(132)
(Gain) loss on sales and disposals of intangible assets, net	(4,625)	(4,721)
Allowance for doubtful accounts and advertiser credits	472	1,575
Stock-based compensation	7,456	8,724
Deferred income taxes, net of acquisition	734	1,011
Excess tax benefit related to stock-based compensation	—	(120)
Change in certain assets and liabilities, net of acquisition:
Accounts receivable, net	(5,343)	3,052
Refundable taxes	1,238	(670)
Prepaid expenses, other current assets and other assets	27	295
Accounts payable	1,491	(414)
Accrued expenses and other current liabilities	1,667	(1,069)
Deferred revenue	82	35
Other non-current liabilities	4	(119)

Net cash provided by operating activities	8,224	11,934
Cash flows from investing activities:
Purchases of property and equipment	(1,990)	(1,456)
Cash paid for acquisition, net of cash acquired	(15,801)	—
Proceeds from sales of property and equipment	2	—
Proceeds from sales of intangible assets	4,656	4,743
Purchases of intangible and changes in other non-current assets	(56)	(61)

Net cash provided by (used in) investing activities	(13,189)	3,226
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	—	120
Common stock dividend payments	(1,455)	(1,488)
Repurchase of Class B common stock	(3,099)	(1,263)
Proceeds from exercises of stock options	512	33
Proceeds from employee stock purchase plan	12	19
Deferred acquisition payments	—	(16,451)

Net cash used in financing activities	(4,030)	(19,030)

Net decrease in cash and cash equivalents	(8,995)	(3,870)
Cash and cash equivalents at beginning of period	37,328	37,443

Cash and cash equivalents at end of period	$28,333	$33,573

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$(744)	$96
Cash paid during the period for interest accretion on deferred payment	$—	$349
Non-cash investing and financing activities:
Fair value of Class B common stock issued in connection with acquisition	$7,603	$—
Deferred payments related to acquisition	$34,695	$100

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile call, and online advertising company that drives consumers to connect with businesses over the phone and provides in-depth analysis of those calls.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2011 and June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2012 and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2012.

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

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2011	2012	2011	2012
Partner and Other Revenue Sources	$57,061	$62,535	$33,320	$31,091
Proprietary Web site Traffic Sources	10,780	6,960	5,441	2,922

Total Revenue	$67,841	$69,495	$38,761	$34,013

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

(3) Stock-based Compensation Plans

The Company accounts for stock-based compensation for employees and non-employees under the fair value method.

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2011	2012	2011	2012
Service costs	$599	$758	$314	$374
Sales and marketing	639	2,075	420	1,697
Product development	704	603	390	303
General and administrative	5,514	5,288	2,821	2,442

Total stock-based compensation	$7,456	$8,724	$3,945	$4,816

Income tax benefit related to stock-based compensation included in net income (loss)	$2,222	$2,662	$1,186	$1,478

The per share fair value of time-vested stock options granted during the three and six months ended June 30, 2011 and 2012 was determined on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2011	2012	2011	2012
Expected life (in years)	4.0	4.0-6.25	4.0	4.0-6.25
Risk-free interest rate	1.62%	0.65%	1.29%	0.57%
Expected volatility	68%	70%	69%	70%
Expected dividend yield	0.91%	1.60%	0.91%	1.78%

Stock option activity during the six months ended June 30, 2012 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2011	7,203,784	$8.24	6.81	$5,971
Options granted	217,100	4.05
Options forfeited	(453,503)	7.16
Options expired	(321,527)	11.52
Options exercised	(6,556)	4.13

Balance at June 30, 2012	6,639,298	$8.03	6.56	$196

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

The Company issues restricted stock units which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of a combination of certain service and market conditions. No restricted stock units were granted during the six months ended June 30, 2011 and 2012 that have vesting based on a combination of certain service and market conditions.

Restricted stock awards and restricted stock units activity during the six months ended June 30, 2012 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2011	4,289,024	$8.23
Granted	913,250	3.62
Vested	(871,681)	6.04
Forfeited	(465,653)	7.70

Unvested balance at June 30, 2012	3,864,940	$7.66

In the second quarter of 2012, vesting of approximately 195,000 restricted shares were fully accelerated in connection with a separation agreement.

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

The following table includes net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2011		2012
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$182	$536	$(130)	$(189)
Dividends paid to participating securities	—	(125)	—	(139)

Net income (loss) applicable to common stockholders	$182	$411	$(130)	$(328)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,117	22,850	9,578	24,190

Basic net income (loss) per share applicable to common stockholders	$0.02	$0.02	$(0.01)	$(0.01)

	Three months ended June 30,
	2011		2012
	Class A	Class B	Class A	Class B
Numerator:
Net income	$24	$117	$94	$302
Dividends paid to participating securities	—	(61)	—	(66)

Net income applicable to common stockholders	$24	$56	$94	$236
Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	10,000	23,523	9,570	24,341

Basic net income per share applicable to common stockholders	$0.00	$0.00	$0.01	$0.01

The following table calculates net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2011		2012
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$182	$536	$(130)	$(189)
Dividends paid to participating securities	—	(125)	—	(139)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	182	—	(130)

Net income (loss) applicable to common stockholders	$182	$593	$(130)	$(458)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,117	22,850	9,578	24,190

Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	1,708	—	—

Conversion of Class A to Class B common shares outstanding	—	10,117	—	9,578

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,117	34,675	9,578	33,768

Diluted net income (loss) per share applicable to common stockholders	$0.02	$0.02	$(0.01)	$(0.01)

	Three months ended June 30,
	2011		2012
	Class A	Class B	Class A	Class B
Numerator:
Net income	$24	$117	$97	$299
Dividends paid to participating securities	—	(61)	—	(66)
Reallocation of net income for Class A shares as a result of conversion of Class A to Class B shares		24		97

Net income applicable to common stockholders	$24	$80	$97	$330

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	10,000	23,523	9,570	24,341

Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	1,522	—	1,297

Conversion of Class A to Class B common shares outstanding	—	10,000	—	9,570

Weighted average number of shares outstanding used to calculate diluted net income per share	10,000	35,045	9,570	35,208

Diluted net income per share applicable to common stockholders	$0.00	$0.00	$0.01	$0.01

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•

For the three and six months ended June 30, 2011, outstanding options to acquire 3,628 and 3,595 shares of Class B common stock, respectively. For the three and six months ended June 30, 2012, outstanding options to acquire 6,351 and 6,639 shares of Class B common stock, respectively.

•

For the three and six months ended June 30, 2011, 3,456 shares of unvested Class B restricted common shares issued to employees and in connection with acquisitions. For the three and six months ended June 30, 2012, 2,719 and 3,616 shares of unvested Class B restricted common shares, respectively, issued to employees and in connection with acquisitions.

•

For the three and six months ended June 30, 2011, 221 restricted stock units with vesting based on satisfaction of certain service and market conditions. For the three and six months ended June 30, 2012, 153 and 249 restricted stock units, respectively, with vesting based on satisfaction of certain service and market conditions.

•

For the three and six months ended June 30, 2011 and 2012, 4,214 and 5,235 shares of Class B common stock, respectively, that may be issued in lieu of cash for the deferred payments related to the acquisition of Jingle using the “if converted” method. See Note 16 for further discussion.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners representing more than 10% of consolidated revenue for the three and six months ended June 30, 2011 and 2012.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Six months ended June 30,		Three months ended June 30,
	2011	2012	2011	2012
Advertiser A	30%	28%	29%	28%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2011	At June 30, 2012
Advertiser A	37%	34%
Advertiser B	*	10%

*	Less than 10% of accounts receivable.

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

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2011	2012	2011	2012
United States	94%	94%	94%	94%
Canada	5%	6%	5%	5%
Other countries	*	*	*	*

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2011	At June 30, 2012
Computer and other related equipment	$13,671	$14,781
Purchased and internally developed software	6,667	7,151
Furniture and fixtures	1,229	1,231
Leasehold improvements	1,805	1,805

	$23,372	$24,968
Less: accumulated depreciation and amortization	(17,185)	(18,708)

Property and equipment, net	$6,187	$6,260

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Depreciation and amortization expense, related to property and equipment was approximately $706,000 and $761,000 for the three months ended June 30, 2011 and 2012, respectively and was $1.4 million and $1.5 million for the six months ended June 30, 2011 and 2012, respectively.

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

(in thousands)	Facilities operating leases	Other contractual obligations	Total
2012	$1,102	$2,220	$3,322
2013	2,235	1,876	4,111
2014	2,288	1,126	3,414
2015	2,226	639	2,865
2016	2,266	447	2,713
2017 and after	2,910	—	2,910

Total minimum payments	$13,027	$6,308	$19,335

Rent expense incurred by the Company was approximately $547,000 and $519,000 for the three months ended June 30, 2011 and 2012, respectively, and was $1.0 million and $1.0 million for the six months ended June 30, 2011 and 2012, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). During the first quarter of 2011, the Company signed an amendment to the Credit Agreement which extended the maturity period through to April 1, 2014. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the six months ended June 30, 2011 and 2012, the Company had no borrowings under the Credit Agreement.

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

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(897)	$2,173
Patents	318	(232)	86
Distribution partner relationship	4,830	(1,177)	3,653
Non-compete agreements	58	(43)	15
Trademarks/domains	40,539	(40,130)	409
Acquired technology	2,760	(1,008)	1,752

	$51,575	$(43,487)	$8,088

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(1,511)	$1,559
Distribution partner relationship	4,830	(1,982)	2,848
Acquired technology	2,760	(1,698)	1,062

	$10,660	$(5,191)	$5,469

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $42.6 million and $82.2 million at December 31, 2011 and June 30, 2012, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $1.6 million and $1.1 million for the three months ended June 30, 2011 and 2012, respectively, and was $2.1 million and $2.6 million for the six months ended June 30, 2011 and 2012, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $2.1 million for the remainder of 2012, $2.9 million in 2013, $433,000 in 2014, and $0 thereafter.

(12) Goodwill

Changes in the carrying amount of goodwill for the six months ended June, 2012 are as follows (in thousands):

Balance as of December 31, 2011	$82,644
Jingle acquisition	(53)
Other	(19)

Balance as of June 30, 2012	$82,572

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

At various points in time during the six months ended June 30, 2012, the Company’s stock price approached and traded below the then book value per share. If the Company’s stock price were to trade below the book value per share for an extended period of time and/or the Company experiences changes in its business, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of goodwill.

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

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	At December 31, 2011	At June 30, 2012
Internet domain names	$15,256	$14,853
Less accumulated amortization	(14,535)	(14,438)

Internet domain names, net	721	415
Registration fees, net	1,142	464
Other	328	306

Total intangibles and other assets, net	$2,191	$1,185

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and six months ended June 30, 2012 to renew or extend the term for domain names was $146,000 and $2.2 million, respectively. The weighted average renewal period for registration fees as of June 30, 2012 was approximately one year.

Amortization expense for internet domain names was approximately $283,000 and $108,000 for the three months ended June 30, 2011 and 2012, respectively, and was $612,000 and $367,000 for the six months ended June 30, 2011 and 2012, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $190,000 for the remainder of 2012, $184,000 in 2013, $40,000 in 2014 and $0 thereafter.

(14) Common Stock

In April 2012, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on May 15, 2012 to the holders of record as of the close of business on May 4, 2012. The Company paid approximately $743,000.

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. The Company’s board of directors have authorized increases to the share repurchase program for the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.

During the six months ended June 30, 2012, the Company repurchased 284,000 shares of Class B common stock for approximately $1.3 million at an average stock price of $4.44 per share. The 284,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of June 30, 2012.

During the six months ended June 30, 2012, the Company’s board of directors approved the retirement of approximately 652,000 shares of treasury stock. The excess of purchase price over par value of $1.7 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

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

A summary of the consideration for the acquisition is as follows (in thousands):

Cash	$16,563
Stock issued	7,603
Future consideration	34,695

Total	$58,861

The following summarizes the allocation of the fair value of the assets acquired and the liabilities assumed at June 30, 2012 (in thousands):

Cash acquired	$761
Accounts receivable	4,740
Current assets	2,538
Deferred tax assets	62
Property and equipment	206
Other non-current assets	148
Intangible assets	11,966
Goodwill	47,290

Total assets acquired	67,711
Current liabilities	(5,512)
Non-current deferred tax liabilities	(3,246)
Other non-current liabilities	(92)

Total liabilities assumed	(8,850)

Net assets acquired	$58,861

The acquired intangible assets of approximately $12.0 million consist primarily of customer and partner relationships, technology, trademarks and patents which will be amortized over 12 to 36 months (weighted average of 2.4 years) using the straight line method. The goodwill and acquired intangible assets will not be deductible for federal tax purposes.

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Jingle and is based on the historical results of operations of the Company and Jingle. The pro forma information reflects the results of operations of the Company as if the acquisition of Jingle had taken place on January 1, 2010. The unaudited pro forma financial information for the three and six months ended June 30, 2011 combine the historical results of operations for the Company for the three and six months ended June 30, 2011 and Jingle’s historical results of operations during the pre-acquisition period from April 1, 2011 through April 7, 2011. The unaudited pro forma financial information for the three and six months ended June 30, 2012 is the historical results of operations for the Company for the three and six months ended June 30, 2012. The pro forma information includes adjustments for amortization of intangible assets, intercompany activity and accretion of interest expense related to the future consideration. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

	Six months ended June 30,		Three months ended June 30,
(in thousands)	2011	2012	2011	2012
Revenue	$73,621	$69,495	$39,131	$34,013
Net income (loss)	(1,744)	547	(944)	702
Net income (loss) applicable to common stockholders	(1,869)	408	(1,005)	636

(16) Subsequent Events

In July 2012, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on August 15, 2012 to the holders of record as of the close of business on August 3, 2012. The Company expects to pay approximately $755,000 for these quarterly dividends.

In August 2012, the Company’s board of directors approved an increase to the Company’s quarterly cash dividend on the Company’s Class A and Class B common stock, subject to capital availability, from $0.02 per share to $0.035 per share. The increase in the dividend raises the annual dividend rate to $0.14 per share or $5.3 million. The Company will pay the incremental $0.015 per share dividends on August 31, 2012 to Class A and Class B common stockholders of record as of the close of business on August 16, 2012.

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

•

Local Leads. Our Local Leads platform, a white-labeled, full service digital advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell digital call advertising and/or search marketing and other lead products through their existing sales channels to their small business advertisers, which are then fulfilled by us across our distribution network, including mobile sources, leading search engines and our own proprietary web site traffic sources. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, and offline call advertising. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The Local Leads platform has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), Our arrangement with AT&T relates to a business unit that is included in a newly formed unit called YP Holdings, LLC (“YP”) that AT&T recently sold a majority stake in to a private equity third party. YP is our largest reseller partner and was responsible for 28% of our total revenues for both the three and six months ended June 30, 2012 of which the majority is derived from our local leads platform.

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

The comparative periods presented are for the three and six months ended June 30, 2011 and 2012.

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

As of June 30, 2012, we have net deferred tax assets of $48.0 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state, city, and foreign net operating loss carryforwards, will be realized. As of June 30, 2012, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $4.9 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of June 30, 2012, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of June 30, 2012, we had federal net operating loss carryforwards (“NOL”) of $1.7 million (excluding Jingle) which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

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

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2011 and 2012 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2012	2011	2012
Revenue	100%	100%	100%	100%

Expenses:
Service costs	57%	56%	56%	57%
Sales and marketing	10%	12%	10%	13%
Product development	16%	17%	15%	17%
General and administrative	17%	17%	16%	16%
Amortization of intangible assets from acquisitions	3%	4%	4%	3%
Acquisition related costs	2%	0%	3%	0%

Total operating expenses	104%	106%	104%	106%
Gain on sales and disposals of intangible assets, net	7%	7%	7%	9%

Income (loss) from operations	3%	1%	3%	3%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	0%	(1%)	0%	0%
Other	0%	0%	0%	0%

Total other income	0%	(1%)	0%	0%

Income (loss) before provision for income taxes	3%	0%	2%	3%
Income tax expense (benefit)	2%	1%	2%	2%

Net income (loss)	1%	(1%)	0%	1%
Dividends paid to participating securities	0%	0%	0%	0%

Net income (loss) applicable to common stockholders	1%	(1%)	0%	1%

Comparison of the Three months ended June 30, 2011 to the Three months ended June 30, 2012 and the Six months ended June 30, 2011 to the Six months ended June 30, 2012.

Revenue

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2011	2012	2011	2012
Partner and Other Revenue Sources	$57,061	$62,535	$33,320	$31,091
Proprietary Web site Traffic Sources	10,780	6,960	5,441	2,922

Total Revenue	$67,841	$69,495	$38,761	$34,013

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

Revenue decreased 12% from $38.8 million for the three months ended June 30, 2011 to $34.0 million in the same period in 2012. The partner and other revenues decreased $2.2 million primarily due to a $2.9 million decrease in revenues from our pay-per-click services offset by a modest increase in digital call advertising.

Our arrangement with AT&T relates to a business unit that is included in a newly formed unit called YP Holdings, LLC that AT&T recently sold a majority stake in to a private equity third party. Under our primary arrangement with YP, we generate revenues from our local leads platform to sell digital call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through June 30, 2015 that includes certain provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. It is possible the divestiture of this business unit may result in changes to our relationship and arrangement with YP, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from YP. There can be no assurance that our business with them in the future will continue at or near current levels. YP accounted for 29% and 28% of total revenues during the three months ended June 30, 2011 and 2012, respectively.

Our proprietary web site traffic revenues decreased $2.5 million and were primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites. In the near term, we expect lower proprietary web site traffic revenues as a result of lower budgets for cost-per-actions from resellers particularly related to our local search and directory web sites.

Revenue increased 2% from $67.8 million for the six months ended June 30, 2011 to $69.5 million in the same period in 2012. The partner and other revenues increased $5.5 million primarily from our digital call advertising services. This increase is partially attributable to the April 2011 Jingle acquisition. This increase was partially offset by a $3.9 million decrease in our pay-per-click services.

Our proprietary web site traffic revenues decreased $3.8 million and were primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites. In the near term, we expect lower proprietary web site traffic revenues as a result of lower budgets for cost-per-actions from resellers particularly related to our local search and directory web sites

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of phone calls and click-throughs performed by users of our service through our distribution partners and proprietary web site traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

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

Expenses

Expenses were as follows (in thousands):

	Six months ended June 30,				Three months ended June 30,
	2011	% of revenue	2012	% of revenue	2011	% of revenue	2012	% of revenue
Service costs	$38,373	57%	$39,177	56%	$21,700	56%	$19,240	57%
Sales and marketing	6,628	10%	8,519	12%	3,934	10%	4,606	13%
Product development	10,826	16%	11,768	17%	5,937	15%	5,775	17%
General and administrative	11,294	17%	11,775	17%	6,139	16%	5,480	16%
Amortization of intangible assets from acquisitions	2,084	3%	2,619	4%	1,620	4%	1,082	3%
Acquisition related costs	1,451	2%	(132)	(0%)	1,049	3%	—	—

	$70,656	104%	$73,726	106%	$40,379	104%	$36,183	106%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2011	2012	2011	2012
Service costs	$599	$758	$314	$374
Sales and marketing	639	2,075	420	1,697
Product development	704	603	390	303
General and administrative	5,514	5,288	2,821	2,442

Total stock-based compensation	$7,456	$8,724	$3,945	$4,816

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 11%, from $21.7 million in the three months ended June 30, 2011 to $19.2 million in the same period in 2012. The decrease was primarily attributable to a decrease in distribution partner payments, personnel costs, travel, facility costs, fees paid to outside service providers, depreciation and Internet domain amortization totaling $2.5 million.

Service costs represented 56% of revenue in the three months ended June 30, 2011 as compared to 57% in 2012.

Service costs increased 2%, from $38.4 million in the six months ended June 30, 2011 to $39.2 million in the same period in 2012. The increase was primarily attributable to an increase in distribution partner payments, communication and network costs and stock based compensation totaling $2.6 million, offset primarily in personnel costs, facility costs, fees paid to outside service providers, travel, depreciation, and Internet domain amortization of $1.8 million. This increase was also a result of the April 2011 Jingle acquisition.

Service costs represented 57% of revenue in the six months ended June 30, 2011 as compared to 56% in 2012.

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

Sales and Marketing. Sales and marketing expenses increased 17%, from $3.9 million for the three months ended June 30, 2011 to $4.6 million in the same period in 2012. The increase was attributable to a $1.3 million increase in stock based compensation related to the acceleration of certain restricted shares as part of a separation agreement. This increase was partially offset by a decrease in personnel costs and online and outside marketing activities. As a percentage of revenue, sales and marketing expenses were 10% and 13% for the three months ended June 30, 2011 and 2012, respectively. The 2012 increase as a percentage of revenue in sales and marketing expenses was primarily a result of stock based compensation. We expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively stable in absolute dollars excluding the effect of stock based compensation. We expect stock based compensation to be lower compared to the three months ended June 30, 2012.

Sales and marketing expenses increased 29% from $6.6 million for the six months ended June 30, 2011 to $8.5 million in the same period in 2012. As a percentage of revenue, sales and marketing expenses were 10% and 12% for the six months ended June 30, 2011 and 2012, respectively. The increase in dollars and percentage of revenue was related primarily to personnel costs, stock based compensation, travel, and depreciation totaling $2.1 million. This increase was also a result of the April 2011 Jingle acquisition. This increase was partially offset by a decrease in fees paid to outside service providers.

Product Development. Product development expenses decreased 3% from $5.9 million for the three months ended June 30, 2011 to $5.8 million in the same period in 2012. The decrease in dollars was primarily due to a decrease in personnel costs, stock based compensation, and fees paid to outside service providers of $236,000 offset by an increase in travel and depreciation. As a percentage of revenue, product development expenses were 15% and 17% for the three months ended June 30, 2011 and 2012, respectively. The 2012 increase as a percentage of revenue was primarily related to lower revenues with product development remaining relatively consistent. In the near term, we expect product development expenditures to continue to be relatively stable in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

Product development expenses increased 9%, from $10.8 million for the six months ended June 30, 2011 to $11.8 million in the same period in 2012. The increase in dollars was primarily due to an increase in personnel costs, travel costs, facility costs and depreciation of $1.1 million partly related to the April 2011 Jingle acquisition. This increase was offset primarily by a decrease in stock based compensation. As a percentage of revenue, product development expenses were 16% and 17% for the six months ended June 30, 2011 and 2012, respectively.

General and Administrative. General and administrative expenses decreased 11% from $6.1 million in the three months ended June 30, 2011 to $5.5 million in the same period in 2012. The decrease in dollars was primarily due to decreases in personnel costs, stock based compensation and other operating costs of $704,000. As a percentage of revenue, general and administrative expenses were 16% for both the three months ended June 30, 2011 and 2012. We expect our general and administrative expenses to be relatively stable in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

General and administrative expenses increased 4% from $11.3 million for the six months ended June 30, 2011 to $11.8 million in the same period in 2012. The increase in dollars was primarily due to an increase in fees paid to outside service providers, depreciation, and bad debt of $794,000 offset primarily to a decrease in stock based compensation and other operating costs of $420,000. As a percentage of revenue, general and administrative expenses were 17% for both the six months ended June 30, 2011 and 2012, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 33%, from $1.6 million in the three months ended June 30, 2011 to $1.1 million in the same period in 2012. The decrease was associated with certain intangible assets related to the April 2011 Jingle acquisition and other acquisitions prior to 2011 being fully amortized during the period. During the three months ended June 30, 2012, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Intangible amortization expense increased 26%, from $2.1 million in the six months ended June 30, 2011 to $2.6 million in the same period in 2012. The increase was associated with amortization of intangible assets acquired in the Jingle acquisition in April 2011 offset somewhat by certain intangible assets from prior acquisitions being fully amortized. During the six months ended June 30, 2012, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangible assets acquired in the Jingle acquisition are $12.0 million and are being amortized over a range of useful lives of 12 to 36 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points in time during the six months ended June 30, 2012, the Company’s stock price approached and traded below the then book value per share. If the Company’s stock price were to trade below the book value per share for an extended period of time and/or the Company experiences changes in its business, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of goodwill.

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

Acquisition related costs. Acquisition related costs of $1.0 million and $1.5 million, for the three and six months ended June 30, 2011, respectively, were primarily for professional fees to perform due diligence and other procedures associated with our acquisition of Jingle in April 2011. There were no acquisition related costs for the three months ended June 30, 2012. During the six months ended June 30, 2012, we revised our original estimates regarding the future obligation related to Jingle office space due to an arrangement for the future sublease of the Jingle office space which resulted in a $132,000 benefit recorded in acquisition related costs in the first quarter.

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $2.7 million and $4.6 million for the three and six months ended June 30, 2011, respectively, as compared to $3.3 million and $4.7 million in the same periods in 2012, respectively, and were primarily attributable to the sales and disposals of Internet domain names.

Other Income (expense). Other income (expense) were ($174,000) and ($72,000) in the three and six months ended June 30 2011, respectively, compared to other income (expense) of ($115,000) and ($312,000) for the same periods in 2012, respectively. The net expense for the three and six months ended June 30, 2012 was primarily due to accretion of interest expense related to the future consideration related to the April 2011 Jingle acquisition. The net expense for the three months ended June 30, 2011 was primarily due to accretion of interest expense related to the future consideration for the Jingle acquisition recorded of $162,000 and line of credit fees of $21,000 net of interest income and other. The net expense for the six months ended June 30, 2011 was primarily due to accretion of interest expense related to the future consideration for the Jingle acquisition recorded of $162,000 and line of credit fees and other of $47,000 net of interest income of $138,000 which included a tax refund.

Income Taxes. Income tax expense was $779,000 and $1.0 million for the three and six months ended June 30, 2011 compared to income tax expense of $577,000 and $497,000 in the same periods in 2012.

In the three and six months ended June 30, 2012, the effective tax rate of 59% and 279% differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, non-cash accretion of interest expense, and other non-deductible amounts. In addition, we recorded $47,000 of income tax benefit associated with audit adjustments related to tax years 2008 and 2009.

In the three and six months ended June 30, 2011, the effective tax rate of 85% and 59% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, acquisition related costs related to the Jingle acquisition, non-cash accretion of interest expense, and other non-deductible amounts. In addition, we recorded $181,000 of income tax benefit associated with the completion of our federal return audits for years 2005 through 2007 in the first quarter of 2011.

Net Income (Loss). Net income (loss) increased 312% from $80,000 in the three months ended June 30, 2011 to $330,000 in the same period in 2012. The increase was primarily a result of an increase in gain on sales of intangible assets, net and a decrease in amortization of acquired intangible assets and income tax expense, which was offset by an increase in stock based compensation. Net income (loss) decreased 177% from a net income of $593,000 in the six months ended June 30, 2011 to a net loss of ($458,000) in the same period in 2012. This decrease was primarily a result of an increase in stock based compensation, amortization of acquired intangible assets related to the Jingle acquisition in April 2011, and the non-cash interest accretion of interest expense related to Jingle deferred payments. This was offset by a decrease in income tax expense.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $33.6 million and we had current and long term contractual obligations of $37.3 million, of which $18.0 million is for deferred payments related to the Jingle acquisition and $13.0 million for rent under our facility leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, and accretion of interest, gain on sales and disposals of intangible assets, net and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2012 of approximately $11.9 million consisted primarily of net loss of $319,000 adjusted for non-cash items of $15.9 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and accretion of interest expense, $4.7 million of gain on sales and disposals of intangible assets, net and approximately $1.1 million provided by working capital and other activities. Included in the working capital amount is $349,000 of interest accretion paid as part of the 12-month deferred acquisition payment to Jingle. Cash provided by operating activities for the six months ended June 30, 2011 of approximately $8.2 million consisted primarily of net income of $718,000 adjusted for non-cash items of $13.0 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and accretion of interest expense, $4.6 million of gain on sales and disposals of intangible assets, net and approximately $834,000 used for working capital and other activities.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenues for the three and six months ended June 30, 2011 and 2012. We generally receive payment from advertisers in close proximity or in some cases prior to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our small business marketing products, such as YP, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, and Yellow Media, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the six months ended and as of June 30, 2012 amounts from these partners totaled 43% of revenue and $12.3 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at June 30, 2012 from YP totaled $8.9 million.

Cash provided by investing activities for the six months ended June 30, 2012 of approximately $3.2 million was primarily attributable to purchases for property and equipment of $1.5 million which were partially offset by proceeds from the sales of intangible assets of approximately $4.7 million. Cash used in investing activities for the six months ended June 30, 2011 of approximately $13.2 million was primarily attributable to the cash paid at closing of $15.8 million related to the April 2011 Jingle acquisition, and purchases for property and equipment of $2.0 million which were partially offset by proceeds from the sales of intangible assets of approximately $4.7 million.

Cash used in financing activities for the six months ended June 30, 2012 of approximately $19.0 million was primarily attributable to the cash payment of the 12-month deferred acquisition payment related to the April 2011 Jingle acquisition of $16.5 million which is net of certain working capital and other adjustments. The deferred acquisition payment excludes the interest accretion of $349,000 which is shown as an operating cash outflow. A final deferred acquisition payment in the amount of $18.0 million is due on the 18th month anniversary of closing and is payable in cash or shares of Class B common stock or a combination of both at Marchex’s option. Any shares issued as payment will be increased by 5%. Other financing activities include the repurchase of

284,000 shares of Class B common stock for treasury stock totaling approximately $1.3 million and common stock dividend payments of $1.5 million, partially offset by excess tax benefits related to stock-based compensation and net proceeds from the sale of stock through employee stock options and employee stock plan purchases totaling $172,000. Cash used in financing activities for the six months ended June 30, 2011 of approximately $4.0 million was primarily attributable to the repurchase of 409,000 shares of Class B common stock for treasury stock totaling approximately $3.1 million and common stock dividend payments of $1.5 million, partially offset by net proceeds of approximately $523,000 from the sale of stock through employee stock options and employee stock plan purchases. The following table summarizes our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$13,027	$1,102	$4,523	$4,492	$2,910
Other contractual obligations (3)	24,308	$20,220	3,002	1,086	—

Total contractual obligations (1),(2)	$37,335	$21,322	$7,525	$5,578	$2,910

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $305,000 are not included due to their uncertainty.
(3)

Includes deferred acquisition payment of $18.0 million to be paid in cash or shares of Class B common stock or a combination of both on the 18th month anniversary of closing related to the Jingle acquisition. Any deferred acquisition payments paid in shares will be increased by 5%. These deferred acquisition payment are recorded on the balance sheet as current liabilities.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

We are evaluating potential strategic alternatives for certain assets including certain pay-per-click products and web sites, with a goal of further focusing on the products and opportunities that can move the business forward. This evaluation may lead to divestures, which may result in cash proceeds in the near term but could also impact future operating cash flows.

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points. As of June 30, 2012, we had $30 million of availability under the credit agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend of $0.02 per share for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2012, approximately 284,000 shares of Class B common stock were repurchased. For 2011, quarterly dividends were paid on February 15 and May 16 to Class A and Class B common stockholders of record as of the close of business of February 4 and May 6. For 2012, quarterly dividends were paid on February 15 and May 15 to Class A and Class B common stockholders of record as of the close of business of February 3 and May 4. The aggregate quarterly dividends paid in February 2012 and May 2012 were approximately $745,000 and $743,000, respectively. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. In July 2012, our Board of Directors declared a regular quarterly dividend of $0.02 per share on our Class A common stock and Class B common stock. Marchex will pay approximately $755,000 of these dividends on August 15, 2012 to the holders of record as of the close of business on August 3, 2012. In August 2012, our board of directors approved an increase to the quarterly cash dividend to Class A and Class B common stockholder from $0.02 per share to $0.035 per share. The increase in the dividend raises the annual dividend rate to $0.14 per share or $5.3 million. We will pay the incremental $0.015 per share dividends on August 31, 2012 to Class A and Class B stockholders of record as of the close of business of August 16, 2012.

Although we expect that the annual cash dividend, subject to capital availability, will be $0.14 per common share or approximately $5.3 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

We apply the provisions of FASB ASC 350 “Goodwill and Intangible Assets” acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points in time during the six months ended June 30, 2012, the Company’s stock price approached and traded below the then book value per share. If our stock price were to trade below book value per share for an extended period of time and/or we continue to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

As of June 30, 2012, we have net deferred tax assets of $48.0 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state, city, and foreign net operating loss carryforwards, will be realized. As of June 30, 2012, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $4.9 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of June 30, 2012, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of June 30, 2012, we had federal net operating loss, carryforwards (excluding Jingle) of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2011 Annual Report on Form 10-K. They have been updated to include information as of August 8, 2012.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $138.1 million as of June 30, 2012. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. search marketplace for June 2012, Yahoo! and Microsoft accounted for 13.0% and 15.6%, respectively, of the core search market in the United States and Google accounted for 66.8%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP (through our contract with AT&T’s subsidiary Yellowpages.com LLC d/b/a AT&T Interactive which is included in a newly formed business unit YP Holdings, LLC), Yellowbook USA Inc., The Cobalt Group, Super Media, Inc., Yodle and Yellow Media, Inc for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. YP is our largest advertiser reseller partner and was responsible for 28% of our total revenues for the six months ended June 30, 2012. In April of 2012, AT&T sold of a majority stake in its yellow pages business unit YP Holdings, LLC (including AT&T Interactive) to a third party. We are uncertain whether such a divestiture will occur in an orderly fashion and whether it will impact our business relationship with YP. We cannot predict whether our business with YP in the future will continue at or near current levels and any decrease in such levels could have a material adverse impact on our business and results of operations.

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

We received approximately 50% and 49% of our revenue from our five largest customers for the year ended December 31, 2011 and the six months ended June 30, 2012, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 50% and 49% of our total revenues for the year ended December 31, 2011 and the six months ended June 30, 2012, respectively. YP is our largest customer and was responsible for 28% of our total revenues for the six months ended June 30, 2012 and 34% of accounts receivable at June 30, 2012. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Further, as of June 30, 2012, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, together controlled 90% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founders, for any reason, or any conflict among our founders, could harm our current and future operations and prospects.

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

At various points in time during the six months ended June 30, 2012, the Company’s stock price approached and traded below the then book value per share. If the Company’s stock price were to trade below the book value per share for an extended period of time and/or the Company experiences changes in its business, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of goodwill.

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

•	U.S. Nonprovisional Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Nonprovisional Patent Application Number 11/291,094 entitled “Telephone Search Supported By Keyword Map To Advertising” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” issued January 12, 2012.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through June 30, 2012. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of June 30, 2012, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 90% of the combined voting power of all outstanding shares of our capital stock. These founders together control 90% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2012, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
April 1, 2012 – April 30, 2012	73,421	$4.43	73,421	926,579
May 1, 2012 – May 31, 2012 (2)	2,625	$0.01	—	926,579
June 1, 2012 – June 30, 2012 (2)	178,904	$1.44	75,376	1,851,203

Total Class B Common Shares	254,950	$2.28	148,797	1,851,203

(1)	We have established a share repurchase program which was increased by 1 million shares effective June 2012 and authorizes the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.
(2)	Includes 2,625 and 103,528 shares of restricted equity subject to vesting for the periods ending May 31, 2012 and June 30, 2012, respectively, which were issued to a certain employees. We repurchased shares which were not already vested for $0.01 share upon termination of employment.

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

Exhibits:

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller (Principal Accounting Officer)

August 8, 2012