Form 10-Q
period 2012-09-30
MARCHEX INC
filed 2012-11-08
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 5, 2012
Class A common stock, par value $.01 per share	9,570,382
Class B common stock, par value $.01 per share	28,102,073

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2011	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$37,443	$35,534
Accounts receivable, net	30,635	25,506
Prepaid expenses and other current assets	3,614	3,313
Refundable taxes	193	290
Deferred tax assets	2,753	3,019

Total current assets	74,638	67,662
Property and equipment, net	6,187	6,204
Deferred tax assets	46,310	45,125
Intangible and other assets, net	2,191	807
Goodwill	82,644	82,563
Intangible assets from acquisitions, net	8,088	4,414

Total assets	$220,058	$206,775

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,896	$10,626
Accrued expenses and other current liabilities	8,430	8,108
Deferred acquisition payments	35,214	17,971
Deferred revenue	1,930	2,023

Total current liabilities	58,470	38,728
Other non-current liabilities	2,580	2,384

Total liabilities	61,050	41,112
Stockholders’ equity:
Class A common stock	99	98
Class B common stock	281	281
Treasury stock	(1,067)	(62)
Additional paid-in capital	297,465	303,977
Accumulated deficit	(137,770)	(138,631)

Total stockholders’ equity	159,008	165,663

Total liabilities and stockholders’ equity	$220,058	$206,775

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2012	2011	2012
Revenue	$107,703	$104,316	$39,862	$34,822

Expenses:
Service costs (1)	60,221	59,814	21,848	20,636
Sales and marketing (1)	11,175	11,313	4,547	2,795
Product development (1)	16,958	17,295	6,132	5,528
General and administrative (1)	17,154	17,492	5,860	5,717
Amortization of intangible assets from acquisitions (2)	3,756	3,674	1,672	1,055
Acquisition and separation related costs	1,513	164	62	296

Total operating expenses	110,777	109,752	40,121	36,027
Gain on sales and disposals of intangible assets, net	7,112	5,434	2,486	713

Income (loss) from operations	4,038	(2)	2,227	(492)
Other income (expense):
Interest income	141	9	3	3
Interest and line of credit expense	(407)	(419)	(198)	(110)
Other	(2)	(20)	(1)	(11)

Total other income (expense)	(268)	(430)	(196)	(118)

Income (loss) before provision for income taxes	3,770	(432)	2,031	(610)
Income tax expense (benefit)	1,799	430	778	(67)

Net income (loss)	1,971	(862)	1,253	(543)
Dividends paid to participating securities	(191)	(262)	(66)	(123)

Net income (loss) applicable to common stockholders	$1,780	$(1,124)	$1,187	$(666)

Basic net income (loss) per share applicable to Class A and Class B common stockholders	$0.05	$(0.03)	$0.04	$(0.02)
Diluted net income (loss) per share applicable to Class A and Class B common stockholders	$0.05	$(0.03)	$0.03	$(0.02)
Dividends paid per share	$0.06	$0.08	$0.02	$0.04
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	10,027	9,576	9,851	9,570
Class B	23,136	24,303	23,673	24,536
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	10,027	9,576	9,851	9,570
Class B	35,180	33,879	35,944	34,106
(1) Excludes amortization of intangible assets from acquisitions (2) Components of amortization of intangible assets from acquisitions:

Service costs	$3,137	$2,737	$1,359	$748
Sales and marketing	591	921	298	307
General and administrative	28	16	15	—

Total	$3,756	$3,674	$1,672	$1,055

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net income (loss)	$1,971	$(862)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	6,804	6,495
Accretion of interest expense	341	362
Leasehold improvement incentive	163	—
Acquisition related costs	—	(132)
(Gain) loss on sales of fixed assets, net	(2)	—
(Gain) loss on sales and disposals of intangible assets, net	(7,112)	(5,434)
Allowance for doubtful accounts and advertiser credits	681	1,847
Stock-based compensation	11,409	12,439
Deferred income taxes	1,107	890
Excess tax benefit related to stock-based compensation	(802)	(162)
Change in certain assets and liabilities, net of acquisition:
Accounts receivable, net	(5,098)	3,363
Refundable taxes	1,577	(659)
Prepaid expenses, other current assets and other assets	203	1,277
Accounts payable	(202)	(2,430)
Accrued expenses and other current liabilities	1,876	(1,321)
Deferred revenue	92	93
Other non-current liabilities	100	(176)

Net cash provided by operating activities	13,108	15,590
Cash flows from investing activities:
Purchases of property and equipment	(2,610)	(2,267)
Cash paid for acquisition, net of cash acquired	(15,801)	—
Proceeds from sales of property and equipment	7	—
Proceeds from sales of intangible assets	7,153	5,457
Purchases of intangible and changes in other non-current assets	(79)	(67)

Net cash provided by (used in) investing activities	(11,330)	3,123
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	802	162
Common stock dividend payments	(2,193)	(2,806)
Tax withholding related to restricted stock awards	—	(24)
Repurchases of Class B common stock	(3,234)	(1,564)
Proceeds from exercises of stock options	989	31
Proceeds from employee stock purchase plan	18	30
Deferred acquisition payments	—	(16,451)

Net cash used in financing activities	(3,618)	(20,622)

Net decrease in cash and cash equivalents	(1,840)	(1,909)
Cash and cash equivalents at beginning of period	37,328	37,443

Cash and cash equivalents at end of period	$35,488	$35,534

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$(732)	$108
Cash paid during the period for interest accretion on deferred payment	$—	$349
Non-cash investing and financing activities:
Fair value of Class B common stock issued in connection with acquisition	$7,603	$—
Deferred payments related to acquisition	$34,695	$100

See accompanying notes to condensed consolidated financial statements.

Marchex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile and call advertising company that drives consumers to connect with businesses over the phone and provides in-depth analysis of those calls. The Company also provides performance-based online advertising that connects advertisers with consumers across its proprietary network of owned web sites as well as third party web sites.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2011 and September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2012.

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

Deferred Acquisition Payment

The Company’s deferred acquisition payments represent consideration payable related to a business combination, which may be paid in either cash or shares of the Company’s Class B common stock at the Company’s discretion. Any deferred acquisition payments settled in Class B common stock will be increased by 5%. The deferred acquisition payments were originally recognized at fair value at the date of the business combination and are recorded as liabilities on the balance sheet. Interest expense on the principal amounts due is accreted each period using the effective interest rate method. Both deferred acquisition payments were paid in cash in April 2012 and October 2012.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2012-02 on the consolidated financial statements.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012
Partner and Other Revenue Sources	$91,881	$95,330	$34,820	$32,795
Proprietary Web site Traffic Sources	15,822	8,986	5,042	2,027

Total Revenue	$107,703	$104,316	$39,862	$34,822

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

(3) Stock-based Compensation Plans

The Company accounts for stock-based compensation for employees and non-employees under the fair value method.

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012
Service costs	$924	$1,178	$325	$419
Sales and marketing	1,101	2,353	461	278
Product development	1,174	779	470	176
General and administrative	8,210	8,129	2,696	2,842

Total stock-based compensation	$11,409	$12,439	$3,952	$3,715

Income tax benefit related to stock-based compensation included in net income (loss)	$3,989	$3,750	$1,800	$1,088

The per share fair value of time-vested stock options granted during the three and nine months ended September 30, 2011 and 2012 was determined on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012
Expected life (in years)	4.0	4.0-6.25	4.0	4.0
Risk-free interest rate	1.33%	0.60%	0.69%	0.47%
Expected volatility	69%	70%	70%	69%
Expected dividend yield	0.91%	2.00%	0.91%	3.11%

Stock option activity during the nine months ended September 30, 2012 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2011	7,203,784	$8.24	6.81	$5,971
Options granted	310,400	3.88
Options forfeited	(500,205)	7.10
Options expired	(367,157)	11.28
Options exercised	(6,556)	4.13

Balance at September 30, 2012	6,640,266	$7.96	6.35	$332

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

The Company issues restricted stock units which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of a combination of certain service and market conditions. No restricted stock units were granted during the nine months ended September 30, 2011 and 2012 that have vesting based on a combination of certain service and market conditions.

Restricted stock awards and restricted stock units activity during the nine months ended September 30, 2012 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2011	4,289,024	$8.23
Granted	923,250	3.62
Vested	(920,431)	6.14
Forfeited	(516,278)	7.57

Unvested balance at September 30, 2012	3,775,565	$7.70

In the second quarter of 2012 vesting of approximately 195,000 restricted shares were fully accelerated in connection with a separation agreement.

In the third quarter of 2012, the Company repurchased 6,900 shares from certain executives for minimum withholding taxes on 26,000 restricted stock award vests. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $24,000. The Company then remitted cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the condensed consolidated statement of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid in capital,

(4) Net Income (Loss) Per Share

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

The following table includes net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2011		2012
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$538	$1,433	$(319)	$(543)
Dividends paid to participating securities	—	(191)	—	(262)

Net income (loss) applicable to common stockholders	$538	$1,242	$(319)	$(805)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,027	23,136	9,576	24,303

Basic net income (loss) per share applicable to common stockholders	$0.05	$0.05	$(0.03)	$(0.03)

	Three months ended September 30,
	2011		2012
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$349	$904	$(187)	$(356)
Dividends paid to participating securities	—	(66)	—	(123)

Net income (loss) applicable to common stockholders	$349	$838	$(187)	$(479)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,851	23,673	9,570	24,536

Basic net income (loss) per share applicable to common stockholders	$0.04	$0.04	$(0.02)	$(0.02)

The following table calculates net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2011		2012
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$507	$1,464	$(319)	$(543)
Dividends paid to participating securities	—	(191)	—	(262)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	507	—	(319)

Net income (loss) applicable to common stockholders	$507	$1,780	$(319)	$(1,124)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,027	23,136	9,576	24,303
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	2,017	—	—
Conversion of Class A to Class B common shares outstanding	—	10,027	—	9,576

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,027	35,180	9,576	33,879

Diluted net income (loss) per share applicable to common stockholders	$0.05	$0.05	$(0.03)	$(0.03)

	Three months ended September 30,
	2011		2012
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$325	$928	$(187)	$(356)
Dividends paid to participating securities	—	(66)	—	(123)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares		325		(187)

Net income (loss) applicable to common stockholders	$325	$1,187	$(187)	$(666)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,851	23,673	9,570	24,536
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	2,420	—	—
Conversion of Class A to Class B common shares outstanding	—	9,851	—	9,570

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,851	35,944	9,570	34,106

Diluted net income (loss) per share applicable to common stockholders	$0.03	$0.03	$(0.02)	$(0.02)

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•

For the three and nine months ended September 30, 2011, outstanding options to acquire 3,312 and 3,466 shares of Class B common stock, respectively. For the three and nine months ended September 30, 2012, outstanding options to acquire 6,640 shares of Class B common stock.

•

For the three and nine months ended September 30, 2011, 3,489 shares of unvested Class B restricted common shares issued to employees and in connection with acquisitions. For the three and nine months ended September 30, 2012, 3,566 shares of unvested Class B restricted common shares issued to employees and in connection with acquisitions.

•

For the three and nine months ended September 30, 2011, 49 restricted stock units with vesting based on satisfaction of certain service and market conditions. For the three and nine months ended September 30, 2012, 209 restricted stock units with vesting based on satisfaction of certain service and market conditions.

•

For the three and nine months ended September 30, 2011 and 2012, 4,402 and 4,907 shares of Class B common stock, respectively, that may be issued in lieu of cash for the deferred payments related to the acquisition of Jingle using the “if converted” method. See Note 16 for further discussion.

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

There were no distribution partners representing more than 10% of consolidated revenue for the three and nine months ended September 30, 2011 and 2012.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012
Advertiser A	30%	27%	31%	26%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2011	At September 30, 2012
Advertiser A	37%	32%
Advertiser B	*	13%

*	Less than 10% of accounts receivable.

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

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012
United States	94%	94%	95%	93%
Canada	5%	6%	5%	7%
Other countries	*	*	*	*

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2011	At September 30, 2012
Computer and other related equipment	$13,671	$15,321
Purchased and internally developed software	6,667	7,373
Furniture and fixtures	1,229	1,232
Leasehold improvements	1,805	1,809

	$23,372	$25,735
Less: accumulated depreciation and amortization	(17,185)	(19,531)

Property and equipment, net	$6,187	$6,204

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use.

Depreciation and amortization expense, related to property and equipment was approximately $698,000 and $823,000 for the three months ended September 30, 2011 and 2012, respectively and was $2.1 million and $2.3 million for the nine months ended September 30, 2011 and 2012, respectively.

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

	Facilities operating leases	Other contractual obligations	Total
2012	$536	$1,206	$1,742
2013	2,235	2,050	4,285
2014	2,288	1,131	3,419
2015	2,226	639	2,865
2016	2,266	447	2,713
2017 and after	2,910	—	2,910

Total minimum payments	$12,461	$5,473	$17,934

Rent expense incurred by the Company was approximately $547,000 and $488,000 for the three months ended September 30, 2011 and 2012, respectively, and was $1.6 million and $1.5 million for the nine months ended September 30, 2011 and 2012, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). During the first quarter of 2011, the Company signed an amendment to the Credit Agreement which extended the maturity period through to April 1, 2014. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the nine months ended September 30, 2011 and 2012, the Company had no borrowings under the Credit Agreement.

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

(b) Taxes

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. The Company adjusts these contingencies in light of changing facts and circumstances, such as the outcome of tax audits. Audits of the Company’s federal tax returns for 2005 through 2007 were concluded in the first quarter of 2011 which resulted in certain tax adjustments. In connection with these tax adjustments, the Company reduced its gross tax contingencies by $285,000 and recognized $181,000 of tax benefit in the first quarter of 2011. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2005 are within the statute of limitations and are under examination or may be subject to examination.

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(897)	$2,173
Patents	318	(232)	86
Distribution partner relationship	4,830	(1,177)	3,653
Non-compete agreements	58	(43)	15
Trademarks/domains	40,539	(40,130)	409
Acquired technology	2,760	(1,008)	1,752

	$51,575	$(43,487)	$8,088

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(1,818)	$1,252
Distribution partner relationship	4,830	(2,384)	2,446
Acquired technology	2,760	(2,044)	716

	$10,660	$(6,246)	$4,414

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $42.6 million and $82.2 million at December 31, 2011 and September 30, 2012, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $1.7 million and $1.1 million for the three months ended September 30, 2011 and 2012, respectively, and was $3.8 million and $3.7 million for the nine months ended September 30, 2011 and 2012, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $1.1 million for the remainder of 2012, $2.9 million in 2013, $433,000 in 2014 and $0 thereafter.

(12) Goodwill

Changes in the carrying amount of goodwill for the nine months ended September, 2012 are as follows (in thousands):

Balance as of December 31, 2011	$82,644
Jingle acquisition	(53)
Other	(28)

Balance as of September 30, 2012	$82,563

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

At various points in time during the nine months ended September 30, 2012, the Company’s stock price approached and traded below the then book value per share. If the Company’s stock price were to trade below the book value per share for an extended period of time and/or the Company experiences changes in its business, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of goodwill.

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

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	At December 31, 2011	At September 30, 2012
Internet domain names	$15,256	$14,876
Less accumulated amortization	(14,535)	(14,513)

Internet domain names, net	721	363
Registration fees, net	1,142	165
Other	328	279

Total intangibles and other assets, net	$2,191	$807

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and nine months ended September 30, 2012 to renew or extend the term for domain names was $91,000 and $2.3 million, respectively. The weighted average renewal period for registration fees as of September 30, 2012 was approximately one year.

Amortization expense for internet domain names was approximately $274,000 and $76,000 for the three months ended September 30, 2011 and 2012, respectively, and was $886,000 and $443,000 for the nine months ended September 30, 2011 and 2012, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $102,000 for the remainder of 2012, $221,000 in 2013, $40,000 in 2014, and $0 thereafter.

(14) Common Stock

In July 2012, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on August 15, 2012 to the holders of record as of the close of business on August 3, 2012. The Company paid approximately $753,000 for these quarterly dividends.

In August 2012, the Company’s board of directors approved an increase to the Company’s quarterly cash dividend on the Company’s Class A and Class B common stock, subject to capital availability, from $0.02 per share to $0.035 per share. The increase in the dividend raises the annual dividend rate to $0.14 per share or $5.3 million. The Company paid the incremental $0.015 per share dividends on August 31, 2012 to Class A and Class B common stockholders of record as of the close of business on August 16, 2012. The Company paid approximately $565,000 for these incremental dividends.

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

During the nine months ended September 30, 2012, the Company repurchased 365,000 shares of Class B common stock for approximately $1.6 million at an average stock price of $4.29 per share. The 365,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of September 30, 2012.

During the nine months ended September 30, 2012, the Company’s board of directors approved the retirement of approximately 1.0 million shares of treasury stock. The excess of purchase price over par value of $2.6 million was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15) Acquisition

On April 7, 2011, the Company acquired 100% of the stock of Jingle Networks, Inc. (“Jingle”), a provider of mobile voice search performance advertising and technology solutions in North America for the following consideration:

•	Approximately $15.8 million in cash, net of cash acquired, and 1,019,103 shares of the Company’s Class B common stock paid at closing; and

•

Future consideration of (i) $17.6 million, net of certain working capital adjustments, on the first annual anniversary of the closing, and (ii) $18.0 million on the 18th month anniversary of closing, with the future consideration payable in either cash or shares of the Company’s Class B common stock or some combination to be determined by the Company. Any shares issued in payment of the future consideration will be increased by 5%. The future consideration is recorded as current deferred acquisition payments in the balance sheet. In April 2012, the Company paid approximately $16.9 million in cash, net of certain working capital and other adjustments, on the first anniversary of closing. In October 2012, the Company paid approximately $17.9 million in cash, net of adjustments, on the 18th month anniversary of closing.

•	Following the closing, the Company issued 462,247 shares of restricted stock at an aggregate value of approximately $3.3 million to employees of Jingle, subject to vesting for up to four years.

The Company accounted for the Jingle acquisition as a business combination. As a result of the acquisition, the Company added additional sources of mobile distribution to its digital call advertising network. The Company has integrated Jingle’s operations, including sales activities, and accordingly, revenues and earnings of the acquired operations are not readily separable.

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

The following summarizes the allocation of the fair value of the assets acquired and the liabilities assumed (in thousands):

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

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Jingle and is based on the historical results of operations of the Company and Jingle. The pro forma information reflects the results of operations of the Company as if the acquisition of Jingle had taken place on January 1, 2010. The unaudited pro forma financial information for the three and nine months ended September 30, 2011 includes the combined historical results of operations for the Company for the three and nine months ended September 30, 2011 and Jingle’s historical results of operations during the pre-acquisition period from January 1, 2011 through April 7, 2011. The unaudited pro forma financial information for the three and nine months ended September 30, 2012 includes the historical results of operations for the Company for the three and nine months ended September 30, 2012. The pro forma information includes adjustments for amortization of intangible assets, intercompany activity and accretion of interest expense related to the future consideration. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

	Nine months ended September 30,		Three months ended September 30,
(in thousands)	2011	2012	2011	2012
Revenue	$113,494	$104,316	$39,862	$34,822
Net income (loss)	509	495	1,569	(52)
Net income (loss) applicable to common stockholders	318	233	1,502	(175)

(16) Subsequent Events

In October 2012, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.035 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on November 15, 2012 to the holders of record as of the close of business on November 2, 2012. The Company expects to pay approximately $1.3 million for these quarterly dividends.

On November 1, 2012, the Company announced that its board of directors has authorized the Company to pursue the separation of its business into two distinct publicly traded entities. The separation is expected to be a tax-free pro rata distribution in which the Company’s existing shareholders would hold interests in: (1) Marchex, a mobile advertising company focused on calls, and (2) Archeo, Inc. (“Archeo”), a domain and advertising marketplace. Completion of the proposed separation is subject to certain conditions, including final approval by the Company’s board of directors, receipt of regulatory approvals, favorable tax rulings and/or opinions regarding the tax-free nature of the transaction to the Company and to its shareholders, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. In addition, there are certain risks and uncertainties relating to our proposed separation transaction which contemplates a separation of our mobile and call advertising business and our domain and advertising marketplace business, including, but not limited to, the impact and possible disruption to our operations, the timing and certainty of completing the transaction, the high costs in connection with the spin-off which we would not be able to recoup if the spin-off is not consummated, the expectation that the spin-off will be tax-free, revenue and growth expectations for the two independent companies following the spin-off, unanticipated developments that may delay or negatively impact the spin-off, and the ability of each business to operate as an independent entity upon completion of the spin-off. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Overview

We are a mobile and call advertising company that drives consumers to connect with businesses over the phone and provides in-depth analysis of those connections. We also provide performance-based online advertising that connects advertisers with consumers across our owned web sites as well as third party web sites.

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

•

Local Leads. Our Local Leads platform, a white-labeled, full service digital advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell digital call advertising and/or search marketing and other lead products through their existing sales channels to their small business advertisers, which are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, and offline call advertising. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The Local Leads platform has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), Our arrangement with AT&T relates to a business unit that is included in a newly formed unit called YP Holdings, LLC (“YP”) that AT&T recently sold a majority stake in to a private equity third party. YP is our largest reseller partner and was responsible for 26% and 27% of our total revenues for both the three and nine months ended September 30, 2012, respectively, of which the majority is derived from our local leads platform.

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

•

Proprietary Web Site Traffic. Our Proprietary Web Site Traffic is comprised of more than 200,000 of our owned and operated web sites focused on helping users make informed decisions about where to get local products and services. The more than 200,000 web sites in our network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as commercial verticals like local, business and finance, professional services, directory and reference, entertainment, electronics and technology, education, shopping, health, and auto. Traffic to our proprietary web sites is primarily monetized with advertiser listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We currently have offices in Seattle, Washington; Las Vegas, Nevada, and New York, New York.

Proposed Separation

On November 1, 2012, the Company announced that its board of directors has authorized the Company to pursue the separation of its business into two distinct publicly traded entities. The separation is expected to be a tax-free pro rata distribution in which the Company’s existing shareholders would hold interests in: (1) Marchex, a mobile advertising company focused on calls, and (2) Archeo, a domain and advertising marketplace. Completion of the proposed separation is subject to certain conditions, including final approval by the Company’s board of directors, receipt of regulatory approvals, favorable tax rulings and/or opinions regarding the tax-free nature of the transaction to the Company and to its shareholder, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the Securities and Exchange Commission. While we expect to complete the separation by the end of the third calendar quarter of 2013, we cannot assure that the separation will be completed and if completed on the anticipated timeline or that the terms of the separation will not change. We are incurring costs in connection with the separation transaction and expect more costs through the separation date. We also expect there will be additional incremental costs as a result of the two publicly-traded companies functioning separately related to corporate finance, governance, public reporting and other expenses associated with being public companies. Thus our combined historical costs may not be indicative of the actual costs both companies will incur as independent publicly- traded companies in the future. See “Part II, Item 1A. Risk Factors” for certain risk factors relating to the proposed separation transaction. The disclosures within this Management’s Discussion and Analysis of Financial Operations are on a consolidated Marchex, Inc. basis and do not take into account the proposed separation.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2011 and 2012.

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

In addition, we believe we will experience seasonality with our business. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

In late October 2012, a tropical cyclone called Hurricane Sandy severely impacted portions of the Mid-Atlantic and Northeastern United States with lesser impacts in the Southeastern and Midwestern states. We experienced reduced call volume and telecommunication systems disruption as a result of the damage caused by Hurricane Sandy. Our proprietary systems and infrastructure, as well as our telecommunications facilities, have not experienced any direct damage. However, we have seen an impact from the significant cellular and telecommunications outages in the affected areas. We believe the communications infrastructure damage that is impacting cellular and telecommunications usage will create non-recurring impacts to our fourth quarter 2012 operating results. We cannot estimate the full impact but believe it will be short-term in nature.

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	telecommunication costs, including the use of phone numbers relating to our call products and services;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web sites, network equipment and internally developed software;

•	colocation service charges of our communication and network equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing corporate structure, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state, city, and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting, or if our proposed separation of Archeo impacts our evaluation of realizability of remaining deferred tax assets. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

As of September 30, 2012, we have net deferred tax assets of $48.1 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state, city, and foreign net operating loss carryforwards, will be realized. As of September 30, 2012, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $5.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of September 30, 2012, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of September 30, 2012, we had federal net operating loss carryforwards (“NOL”) of $1.7 million (excluding Jingle) which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

In connection with the Jingle acquisition, the Company acquired federal net operating loss carryforwards (“NOL”). Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, the Company has not recorded those amounts the Company believes it will not be able to utilize and has not included those NOL carryforwards in its deferred tax assets. The Company’s estimate of NOL carryforwards that may be utilized is approximately $7.0 million. In 2011, the Company utilized approximately $2.6 million of NOL carryforwards.

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2011 and 2012 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2012	2011	2012
Revenue	100%	100%	100%	100%

Expenses:
Service costs	56%	57%	55%	59%
Sales and marketing	10%	11%	11%	8%
Product development	16%	17%	15%	16%
General and administrative	16%	17%	15%	16%
Amortization of intangible assets from acquisitions	3%	3%	4%	3%
Acquisition and separation related costs	1%	0%	0%	1%

Total operating expenses	103%	105%	100%	103%
Gain on sales and disposals of intangible assets, net	7%	5%	6%	2%

Income (loss) from operations	4%	0%	6%	(1%)
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	0%	(0%)	(1%)	(1%)
Other	0%	0%	0%	0%

Total other income	(0%)	(0%)	(1%)	(1%)

Income (loss) before provision for income taxes	4%	0%	5%	(2%)
Income tax expense (benefit)	2%	0%	2%	(0%)

Net income (loss)	2%	(0%)	3%	(2%)
Dividends paid to participating securities	0%	0%	0%	(0%)

Net income (loss) applicable to common stockholders	2%	(0%)	3%	(2%)

Comparison of the Three months ended September 30, 2011 to the Three months ended September 30, 2012 and the Nine months ended September 30, 2011 to the Nine months ended September 30, 2012.

Revenue

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012
Partner and Other Revenue Sources	$91,881	$95,330	$34,820	$32,795
Proprietary Web site Traffic Sources	15,822	8,986	5,042	2,027

Total Revenue	$107,703	$104,316	$39,862	$34,822

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

Revenue decreased 13% from $39.9 million for the three months ended September 30, 2011 to $34.8 million in the same period in 2012. The partner and other revenues decreased $2.0 million primarily due to a $2.9 million decrease in revenues from our pay-per-click services offset by a modest increase in digital call advertising.

Our arrangement with AT&T relates to a business unit that is included in a newly formed unit called YP Holdings, LLC that AT&T recently sold a majority stake in to a private equity third party. Under our primary arrangement with YP, we generate revenues from our local leads platform to sell digital call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through September 30, 2015 that includes certain provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. It is possible the divestiture of this business unit may result in changes to our relationship and arrangement with YP, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from YP. There can be no assurance that our business with them in the future will continue at or near current levels. YP accounted for 31% and 26% of total revenues during the three months ended September 30, 2011 and 2012, respectively.

Our proprietary web site traffic revenues decreased $3.0 million and were primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites. In the near term, we expect modestly lower to similar proprietary web site traffic revenues as a result of lower budgets for cost-per-actions from resellers particularly related to our local search and directory web sites.

Revenue decreased 3% from $107.7 million for the nine months ended September 30, 2011 to $104.3 million in the same period in 2012. The partner and other revenues increased $3.4 million primarily from our digital call advertising services. This increase is partially attributable to the April 2011 Jingle acquisition. This increase was partially offset by a $5.9 million decrease in our pay-per-click services.

Our proprietary web site traffic revenues decreased $6.8 million and were primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites. Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of phone calls and click-throughs performed by users of our service through our distribution partners and proprietary web site traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of phone calls and click-throughs we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or click-through. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets. In addition, we believe we will experience seasonality with our business. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is generally lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for call from our call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

In late October 2012, a tropical cyclone called Hurricane Sandy severely impacted portions of the Mid-Atlantic and Northeastern United States with lesser impacts in the Southeastern and Midwestern states. We experienced reduced call volume and telecommunication systems disruption as a result of the damage caused by Hurricane Sandy. Our proprietary systems and infrastructure, as well as our telecommunications facilities, have not experienced any direct damage. However, we have seen an impact from the significant cellular and telecommunications outages in the affected areas. We believe the communications infrastructure damage that is impacting cellular and telecommunications usage will create non-recurring impacts to our fourth quarter 2012 operating results. We cannot estimate the full impact but believe it will be short-term in nature.

Expenses

Expenses were as follows (in thousands):

	Nine months ended September 30,				Three months ended September 30,
	2011	% of revenue	2012	% of revenue	2011	% of revenue	2012	% of revenue
Service costs	$60,221	56%	$59,814	57%	$21,848	55%	$20,636	59%
Sales and marketing	11,175	10%	11,313	11%	4,547	11%	2,795	8%
Product development	16,958	16%	17,295	17%	6,132	15%	5,528	16%
General and administrative	17,154	16%	17,492	17%	5,860	15%	5,717	16%
Amortization of intangible assets from acquisitions	3,756	3%	3,674	3%	1,672	4%	1,055	3%
Acquisition and separation related costs	1,513	1%	164	0%	62	0%	296	1%

	$110,777	103%	$109,752	105%	$40,121	104%	$36,027	103%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012
Service costs	$924	$1,178	$325	$419
Sales and marketing	1,101	2,353	461	278
Product development	1,174	779	470	176
General and administrative	8,210	8,129	2,696	2,842

Total stock-based compensation	$11,409	$12,439	$3,952	$3,715

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 6%, from $21.8 million in the three months ended September 30, 2011 to $20.6 million in the same period in 2012. The decrease was primarily attributable to a decrease in distribution partner payments, personnel costs, travel costs, facility costs, communication and network costs, depreciation and Internet domain amortization totaling $1.4 million.

Service costs represented 55% of revenue in the three months ended September 30, 2011 as compared to 59% in 2012. The 2012 increase as a percentage of revenue in service costs was primarily a result of our proprietary web site traffic revenues comprising a lower proportion of revenue compared to 2011. Proprietary web site traffic revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

Service costs decreased 1%, from $60.2 million in the nine months ended September 30, 2011 to $59.8 million in the same period in 2012. The net decrease was primarily attributable to a decrease in distribution partner payments, personnel costs, Internet domain amortization, depreciation, fees paid to outside service providers, travel costs, and facility costs totaling $3.0 million, offset primarily by an increase in communication and network costs and stock based compensation and to a lesser extent as a result of the April 2011 Jingle acquisition.

Service costs represented 56% of revenue in the nine months ended September 30, 2011 as compared to 57% in 2012.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our proprietary web site traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary web site traffic sources have no corresponding distribution partner payments. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We expect with an increase in the proportion of partner and other revenue sources and additional investment in our network, service costs will increase as a percentage of revenue in the near term. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions, calls, and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses decreased 39%, from $4.5 million for the three months ended September 30, 2011 to $2.8 million in the same period in 2012. This decrease was primarily attributable to a decrease in personnel costs, stock based compensation, and online and outside marketing activities. As a percentage of revenue, sales and marketing expenses were 11% and 8% for the three months ended September 30, 2011 and 2012, respectively. The 2012 decrease as a percentage of revenue in sales and marketing expenses was primarily a result of lower personal costs and online and outside marketing activities as a percentage of revenue. We expect some volatility in sales and marketing expenses in the near term based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively stable to modestly higher in absolute dollars.

Sales and marketing expenses increased 1% from $11.2 million for the nine months ended September 30, 2011 to $11.3 million in the same period in 2012. As a percentage of revenue, sales and marketing expenses were 10% and 11% for the nine months ended September 30, 2011 and 2012, respectively. The net increase in dollars and percentage of revenue was related primarily to an increase in stock based compensation related to the acceleration of certain restricted shares as part of a separation agreement, depreciation, and travel costs totaling $1.6 million partially offset by a decrease in personnel costs, fees paid to outside service providers, and online and outside marketing activities totaling $1.4 million. This net increase was also partially a result of the April 2011 Jingle acquisition.

Product Development. Product development expenses decreased 10% from $6.1 million for the three months ended September 30, 2011 to $5.5 million in the same period in 2012. The decrease in dollars was primarily due to a decrease in personnel costs, stock based compensation, and fees paid to outside service providers. As a percentage of revenue, product development expenses were 15% and 16% for the three months ended September 30, 2011 and 2012, respectively. The 2012 increase as a percentage of revenue was primarily related to lower revenues with product development remaining relatively consistent. In the near term, we expect product development expenditures to continue to be relatively stable in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

Product development expenses increased 2%, from $17.0 million for the nine months ended September 30, 2011 to $17.3 million in the same period in 2012. The increase in dollars was primarily due to an increase in personnel costs, travel costs, facility costs and depreciation of $902,000 partly related to the April 2011 Jingle acquisition. This increase was offset primarily by a decrease in stock based compensation and fees paid to outside service providers. As a percentage of revenue, product development expenses were 16% and 17% for the nine months ended September 30, 2011 and 2012, respectively.

General and Administrative. General and administrative expenses decreased 2% from $5.9 million in the three months ended September 30, 2011 to $5.7 million in the same period in 2012. The net decrease in dollars was primarily due to decreases in personnel costs, fees paid to outside service providers, and facility costs of $312,000 offset partially by an increase in stock based compensation. As a percentage of revenue, general and administrative expenses were 15% and 16% for the three months ended September 30, 2011 and 2012, respectively. We expect our general and administrative expenses to be relatively stable in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock based compensation expense.

General and administrative expenses increased 2% from $17.2 million for the nine months ended September 30, 2011 to $17.5 million in the same period in 2012. The net increase in dollars was primarily due to an increase in fees paid to outside service providers, depreciation, and bad debt of $780,000 offset primarily by a decrease in personnel costs, stock based compensation and other operating costs of $442,000. As a percentage of revenue, general and administrative expenses were 16% and 17% for the nine months ended September 30, 2011 and 2012, respectively.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 37%, from $1.7 million in the three months ended September 30, 2011 to $1.1 million in the same period in 2012. The decrease was associated with certain intangible assets related to the April 2011 Jingle acquisition and other acquisitions prior to 2011 being fully amortized during the period. During the three months ended September 30, 2012, the amortization of intangibles related to service costs, sales and marketing, and general and administrative expenses.

Intangible amortization expense decreased 2%, from $3.8 million in the nine months ended September 30, 2011 to $3.7 million in the same period in 2012. The decrease was associated with certain intangible assets related to the April 2011 to the Jingle acquisition and other acquisitions prior to 2011 being fully amortized. During the nine months ended September 30, 2012, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangible assets acquired in the Jingle acquisition are $12.0 million and are being amortized over a range of useful lives of 12 to 36 months. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points in time during the nine months ended September 30, 2012, the Company’s stock price approached and traded below the then book value per share. If the Company’s stock price were to trade below the book value per share for an extended period of time and/or the Company experiences changes in its business, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of goodwill.

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

Acquisition and separation related costs. Acquisition and separation related costs of $62,000 and $1.5 million, for the three and nine months ended September 30, 2011, respectively, were primarily for professional fees to perform due diligence and other procedures associated with our acquisition of Jingle in April 2011. Acquisition and separation related costs of $296,000 for the three months ended September 30, 2012 were primarily for professional fees and other procedures associated with our proposed separation of our business into two distinct publicly traded companies. There were no acquisition related costs for the three months ended September 30, 2012. We expect to incur additional separation related costs through the expected separation date.

During the nine months ended September 30, 2012, acquisition and separation related costs included a $132,000 benefit recorded in the first quarter related to a revision in our original estimates regarding the future obligation related to Jingle office space due to an arrangement for the future sublease of the Jingle office space which was offset in the third quarter by separation related costs of professional fees and other procedures.

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $2.5 million and $7.1 million for the three and nine months ended September 30, 2011, respectively, as compared to $713,000 and $5.4 million in the same periods in 2012, respectively, and were primarily attributable to the sales and disposals of Internet domain names. The decrease was due to fewer number of domain sales during the three months ended September 30, 2012 compared to the same period in 2011.

Other Income (expense). Other income (expense) were ($196,000) and ($268,000) in the three and nine months ended September 30 2011, respectively, compared to other income (expense) of ($118,000) and ($430,000) for the same periods in 2012, respectively. The net expense for the three and nine months ended September 30, 2012 was primarily due to accretion of interest expense related to the future consideration related to the April 2011 Jingle acquisition. The net expense for the three months ended September 30, 2011 was primarily due to accretion of interest expense related to the future consideration for the Jingle acquisition. The net expense for the nine months ended September 30, 2011 was primarily due to accretion of interest expense related to the future consideration for the Jingle acquisition recorded of $341,000 net of interest income of $141,000 which included interest related to a tax refund.

Income Taxes. Income tax expense was $778,000 and $1.8 million for the three and nine months ended September 30, 2011 compared to an income tax benefit of $67,000 and income tax expense $430,000, respectively, in the same periods in 2012.

In the three and nine months ended September 30, 2012, the effective tax rate of 11% and (100%) differed from the expected effective tax rate due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, non-cash accretion of interest expense, and other non-deductible amounts.

In the three and nine months ended September 30, 2011, the effective tax rate of 38% and 48% differed from the expected effective tax rate due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, acquisition related costs related to the Jingle acquisition, non-cash accretion of interest expense, and other non-deductible amounts. In addition, we recorded $181,000 of income tax benefit associated with the completion of our federal return audits for years 2005 through 2007 in the first quarter of 2011.

Net Income (Loss). Net income (loss) decreased from $1.3 million in the three months ended September 30, 2011 to a net loss of $543,000 in the same period in 2012. The decrease was primarily a result a decrease in revenues and gain on sales and disposals of intangible assets, net offset by a decrease in operating expenses and income tax expense. Net income (loss) decreased from a net income of $2.0 million in the nine months ended September 30, 2011 to a net loss of $862,000 in the same period in 2012. This decrease was primarily a result of a decrease in revenues and gain on sales and disposals of intangible assets, net and an increase in stock based compensation. This was offset by a decrease in acquisition and separation related costs related to the Jingle acquisition in April 2011 and income tax expense.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $35.5 million and we had current and long term contractual obligations of $35.9 million, of which $17.9 million is for the 18th month anniversary deferred payment related to the Jingle acquisition that was paid in October 2012, and $12.5 million for rent under our facility leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation, acquisition related costs, and accretion of interest, gain on sales and disposals of intangible assets, net and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2012 of approximately $15.6 million consisted primarily of net loss of $862,000 adjusted for non-cash items of $21.7 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, excess tax benefits related to stock-based compensation, acquisition related costs, and accretion of interest expense, $5.4 million of gain on sales and disposals of intangible assets, net and approximately $147,000 provided by working capital and other activities. Included in the working capital amount is $349,000 of interest accretion paid as part of the 12-month deferred acquisition payment to Jingle. Cash provided by operating activities for the nine months ended September 30, 2011 of approximately $13.1 million consisted primarily of net income of $2.0 million adjusted for non-cash items of $19.5 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, excess tax benefits related to stock-based compensation and accretion of interest expense, gain on sales and disposals of intangible assets, net of $7.1 million and approximately $1.3 million used for working capital and other activities which is net of cash received of $163,000 related to a lease incentive.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenues for the three and nine months ended September 30, 2011 and 2012. We generally receive payment from advertisers in close proximity or in some cases prior to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our small business marketing products, such as YP, SuperMedia Inc., Yellowbook USA Inc., The Cobalt Group, and Yellow Media, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the nine months ended and as of September 30, 2012 amounts from these partners totaled 43% of revenue and $11.6 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at September 30, 2012 from YP totaled $8.2 million.

Cash provided by investing activities for the nine months ended September 30, 2012 of approximately $3.1 million was primarily attributable to purchases for property and equipment of $2.3 million which were more than offset by proceeds from the sales of intangible assets of approximately $5.5 million. Cash used in investing activities for the nine months ended September 30, 2011 of approximately $11.3 million was primarily attributable to the cash paid at closing of $15.8 million related to the April 2011 Jingle acquisition, and purchases for property and equipment of $2.6 million which were partially offset by proceeds from the sales of intangible assets of approximately $7.2 million.

Cash used in financing activities for the nine months ended September 30, 2012 of approximately $20.6 million was primarily attributable to the cash payment of the 12-month deferred acquisition payment related to the April 2011 Jingle acquisition of $16.5 million which is net of certain working capital and other adjustments. The deferred acquisition payment excludes the interest accretion of $349,000 which is shown as an operating cash outflow. A final deferred acquisition payment of $17.9 million was paid in October 2012 on the 18th month anniversary of closing. Other financing activities include the repurchase of 365,000 shares of Class B common stock for treasury stock totaling approximately $1.6 million and common stock dividend payments of $2.8 million, partially offset by excess tax benefits related to stock-based compensation and net proceeds from the sale of stock through employee related stock plans totaling $223,000. Cash used in financing activities for the nine months ended September 30, 2011 of approximately $3.6 million was primarily attributable to the repurchase of 424,000 shares of Class B common stock for treasury stock totaling approximately $3.2 million and common stock dividend payments of $2.2 million, partially offset by net proceeds of approximately $1.0 million from the sale of stock through employee stock options and employee stock plan purchases.

The following table summarizes our contractual obligations as of September 30, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$12,461	$536	$4,523	$4,492	$2,910
Other contractual obligations (3)	23,420	$19,153	3,181	1,086	—

Total contractual obligations (1),(2)	$35,881	$19,689	$7,704	$5,578	$2,910

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.

(2)	Our tax contingencies of $333,000 are not included due to their uncertainty.
(3)	Includes deferred acquisition payment of $17.9 million net of other adjustments, which were paid in cash in October 2012 on the 18th month anniversary of closing related to the Jingle acquisition.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

On November 1, 2012, we announced that our board of directors has authorized the company to pursue the separation of our business into two distinct publicly traded entities. The separation is expected to be a tax-free pro rata distribution in which the Company’s existing shareholders would hold interests in: (1) Marchex, a mobile advertising company focused on calls, and (2) Archeo a domain and advertising marketplace. Completion of the proposed separation is subject to certain conditions, including final approval by the Company’s board of directors, receipt of regulatory approvals, favorable tax rulings and/or opinions regarding the tax-free nature of the transaction to us and to our shareholder, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the Securities and Exchange Commission.

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points. As of September 30, 2012, we had $30 million of availability under the credit agreement. We have not yet determined the impact of the proposed separation on our credit agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend of $0.02 per share for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the nine months ended September 30, 2012, approximately 365,000 shares of Class B common stock were repurchased. For 2011, quarterly dividends were paid on February 15, May 16, and August 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 6, and August 5. For 2012, quarterly dividends were paid on February 15, May 15, and August 15 to Class A and Class B common stockholders of record as of the close of business of February 3, May 4, and August 3. In August 2012, our board of directors approved an increase to the quarterly cash dividend to Class A and Class B common stockholder from $0.02 per share to $0.035 per share. The incremental $0.015 per share dividends were paid on August 31, 2012 to Class A and Class B stockholders of record as of the close of business of August 16, 2012. The aggregate quarterly dividends paid in February 2012, May 2012 and August 2012 were approximately $745,000, $743,000, and $1.3 million, respectively. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. In October 2012, our Board of Directors declared a regular quarterly dividend of $0.035 per share on our Class A common stock and Class B common stock. Marchex will pay approximately $1.3 million of these dividends on November 15, 2012 to the holders of record as of the close of business on November 2, 2012.

Although we expect that the annual cash dividend, subject to capital availability, will be $0.14 per common share or approximately $5.3 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all. Upon completion of the proposed separation, the quarterly dividend payments are anticipated to be transitioned from Marchex to Archeo. There can be no assurances that Archeo will continue to pay dividends at such rate or at all.

Based on our operating plans we believe that our existing credit availability, resources and cash flow provided by ongoing operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition and separation strategies, our long-term obligations and our company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. In addition, we anticipate if the proposed separation is consummated, it is likely to have a short term impact on our operating cash flow and additional financing may be necessary.

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

We apply the provisions of FASB ASC 350 “Goodwill and Intangible Assets” acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. At various points in time during the nine months ended September 30, 2012, the Company’s stock price approached and traded below the then book value per share. If our stock price were to trade below book value per share for an extended period of time and/or we continue to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either an increase to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing corporate structure, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. The majority of our deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, may be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting or if our proposed separation of Archeo impacts our evaluation of realizability of remaining deferred tax assets. This may result in increases to the valuation allowance for deferred tax assets and may increase income tax expense of up to the entire net amount of deferred tax assets.

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

As of September 30, 2012, we have net deferred tax assets of $48.1 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. Although realization is not assured, we believe it is more likely than not that our net deferred tax assets, excluding certain state, city, and foreign net operating loss carryforwards, will be realized. As of September 30, 2012, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $5.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of September 30, 2012, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of September 30, 2012, we had federal net operating loss, carryforwards (excluding Jingle) of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

In connection with the Jingle acquisition, the Company acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal NOL carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, the Company has not recorded those amounts the Company believes it will not be able to utilize and has not included those NOL carryforwards in its deferred tax assets. The Company’s estimate of NOL carryforwards that may be utilized is approximately $7.0 million. In 2011, the Company utilized approximately $2.6 million of NOL carryforwards.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2011 Annual Report on Form 10-K. They have been updated to include information as of November 8, 2012.

Risks Relating to the Proposed Spin-off Transaction

The proposed spin-off of our mobile and call advertising business and domain and advertising marketplace business into two distinct publicly traded companies may not be completed on the terms or timeline currently contemplated, if at all.

In early November 2012, we announced our intention to pursue the separation of our mobile and call advertising business and domain and advertising marketplace business into two distinct publicly traded companies (the “Proposed Spin-off Transaction”). We are actively engaged in planning for the Proposed Spin-off Transaction. We expect to incur expenses in connection with the Proposed Spin-off Transaction and any delays in the anticipated completion of the Proposed Spin-off Transaction may increase these expenses. Unanticipated developments could delay or negatively impact the Proposed Spin-off Transaction, including those related to the filing and effectiveness of appropriate filings with the SEC, obtaining favorable tax rulings and or opinions regarding the tax-free nature of the transaction to us and to our stockholders, receipt of regulatory approvals, completing further due diligence as appropriate, and changes in market conditions, among other things. In addition, consummation of the Proposed Spin-off Transaction will require final approval from our Board of Directors. Therefore, we cannot assure that we will be able to complete the Proposed Spin-off Transaction on the terms or on the timeline that we announced, if at all.

The post-distribution value of our Class B common stock following completion of the Proposed Spin-off Transaction may not equal or exceed the pre-distribution value of our Class B common stock.

Following completion of the Proposed Spin-off Transaction, our Class B common stock will continue to be listed and traded on the NASDAQ Global Select Market. We cannot assure you that the trading price of our Class B common stock after the distribution, as adjusted for any changes in the capitalization of Marchex, will be equal to or greater than the trading price of our Class B common stock prior to the distribution. Until the market has fully evaluated the business of Marchex without the business subject to the spin-off, the price at which our Class B common stock trades may fluctuate significantly. Further, shares of our Class B common stock will represent an investment in two smaller separate public companies. These changes may not meet some stockholders’ investment strategies, which could cause investors to sell their shares of our Class B common stock. Excessive selling could cause the relative market price of our Class B common stock to decrease following completion of the Proposed Spin-off Transaction.

The proposed spin-off of our domain and advertising marketplace may require significant time and attention of our management, may not achieve the intended results, and may present difficulties that could have an adverse effect on us.

Execution of the Proposed Spin-off Transaction will require significant time and attention from management, which may distract management from the operation of our business and the execution of our other initiatives. Our employees may also be distracted due to uncertainty about their future roles with the separate company pending the completion of the spin-off transaction. Although the Proposed Spin-off Transaction is intended to be a tax-free pro rata distribution to our stockholders, these types of transactions are complex and there are no assurances that there will not be adverse tax liabilities in connection therewith. Further, if the spin-off transaction is completed, the transaction may not achieve the intended results. Any such difficulties could have a material adverse effect on our financial condition, results of operations or cash flows.

If the distribution is completed, our operational and financial profile will change and we will be a smaller, less diversified company.

If completed, the distribution will result in Marchex being a smaller, less diversified company focused on the mobile and call advertising business, which represents a narrower business focus than we currently have. We will have a more limited business with greater concentration in the commercial market and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish. As a result, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and it may be difficult or more expensive for us to obtain financing. Our operations may also be impacted by a limited ability to attract new employees in a timely manner.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $138.6 million as of September 30, 2012. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. search marketplace for September 2012, Yahoo! and Microsoft accounted for 12.2% and 15.9%, respectively, of the core search market in the United States and Google accounted for 66.7%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. YP is our largest advertiser reseller partner and was responsible for 27% of our total revenues for the nine months ended September 30, 2012. In April of 2012, AT&T sold of a majority stake in its yellow pages business unit YP Holdings, LLC (including AT&T Interactive) to a third party. We are uncertain whether such a divestiture will occur in an orderly fashion and whether it will impact our business relationship with YP. We cannot predict whether our business with YP in the future will continue at or near current levels and any decrease in such levels could have a material adverse impact on our business and results of operations.

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

We received approximately 50% of our revenue from our five largest customers for both the year ended December 31, 2011 and the nine months ended September 30, 2012, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 50% of our total revenues for both the year ended December 31, 2011 and the nine months ended September 30, 2012. YP is our largest customer and was responsible for 27% of our total revenues for the nine months ended September 30, 2012 and 32% of accounts receivable at September 30, 2012. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

If some of our customers experience financial distress or suffer disruptions in their business, their weakened financial position could negatively affect our own financial position and results.

We have a diverse customer base and, at any given time, one or more customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business. If a customer with whom we do a substantial amount of business experiences financial difficulty or suffers disruptions in their business, it could delay or jeopardize the collection of accounts receivable, result in significant reductions in services provided by us and may have a material adverse effect on our results of operations and liquidity.

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

Further, as of September 30, 2012, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, together controlled 90% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founders, for any reason, or any conflict among our founders, could harm our current and future operations and prospects.

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

At various points in time during the nine months ended September 30, 2012, the Company’s stock price approached and traded below the then book value per share. If the Company’s stock price were to trade below the book value per share for an extended period of time and/or the Company experiences changes in its business, including changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of goodwill.

We may be required to establish a valuation allowance against our deferred income tax asset.

Factors in our ability to realize a tax benefit from our deferred income tax asset include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. If we determine that all or a portion of the deferred income tax asset will not result in a future tax benefit, a valuation allowance may be established with a corresponding charge to net income. Such charges may have a material adverse effect on our results of operations or financial condition. The likelihood of recording such a valuation allowance may be impacted by our acquisitions, or by our proposed separation of Archeo into a separate public company, and increases during periods of economic downturn.

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

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from:

•	fire;

•	floods;

•	network failure;

•	hardware failure;

•	software failure;

•	power loss;

•	telecommunications failures;

•	break-ins;

•	terrorism, war or sabotage;

•	computer viruses;

•	denial of service attacks;

•	penetration of our network by unauthorized computer users and “hackers” and other similar events;

•	natural disasters, including, but not limited to, hurricanes, tornadoes, and earthquakes; and

•	other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information, including sensitive customer information, or disrupt our operations. We have deployed firewall hardware intended to thwart hacker attacks. Although we maintain property insurance and business interruption insurance, our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons. If we fail to address these issues in a timely manner, we may lose the confidence of our advertisers, reseller partners, and distribution partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and technology platform. If we fail to accomplish these tasks in a timely manner, our business and reputation will likely suffer. Furthermore, some of these events could disrupt the economy and/or our customers’ business activities and in turn materially affect our operating results.

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

•

U.S. Nonprovisional Patent Application Number 12/829,372 entitled “System and Method to Direct Telephone Calls to Advertisers” and U.S. Nonprovisional Patent Application Number 12/829,373 entitled System and Method for Calling Advertised Telephone Numbers on a Computing Device” and U.S Patent Number 8,259,915 (issued September 4, 2012) entitled System and Method to Analyze Calls to Advertised Telephone Numbers were all filed on July 1, 2010. U.S. Respective corresponding PCT Application Numbers PCT/US11/42792, PCT/US11/42812 and PCT/US11/42819 were filed July 1, 2011.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months of the year, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our mobile call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and in turn the market price of our securities. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which may impact our quarterly results of operations in addition to typical seasonality seen in our industry.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through September 30, 2012. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of September 30, 2012, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 89% of the combined voting power of all outstanding shares of our capital stock. These founders together control 90% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Upon completion of the Proposed Spin-off Transaction, the quarterly dividend payments are anticipated to be transitioned from Marchex to Archeo. There can be no assurances that Archeo will continue to pay dividends at such rate or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2012, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
July 1, 2012 – July 31, 2012 (2)	85,138	$2.57	57,263	1,793,940
August 1, 2012 – August 31, 2012 (2)	15,754	$2.62	11,754	1,782,186
September 1, 2012 – September 30, 2012 (2) (3)	25,528	$2.55	11,400	1,770,786

Total Class B Common Shares	126,420	$2.57	80,417	1,770,786

(1)	We have established a share repurchase program which authorizes the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.
(2)	Includes 27,875, 4,000 and 7,250 shares of restricted equity subject to vesting for the periods ending July 31, 2012, August 31, 2012 and September 30, 2012, respectively, which were issued to a certain employees. We repurchased shares which were not already vested for $0.01 share upon termination of employment.
(3)	Includes 6,878 shares of the Company’s Class B common stock which were repurchased to satisfy the employees’ minimum tax withholding obligations in connection with the vesting of restricted stock awards and was based on the fair market value on the vesting date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits:

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller (Principal Accounting Officer)

November 8, 2012