Form 10-K
period 2012-12-31
MARCHEX INC
filed 2013-03-12
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $83,183,526 as of June 30, 2012 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 9,570,382 shares of the registrant’s Class A common stock issued and outstanding as of March 8, 2013 and 28,185,224 shares of the registrant’s Class B common stock issued and outstanding as of March 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Marchex is a mobile performance advertising company that delivers customer calls to businesses and analyzes those calls so companies can get the most out of their advertising. Marchex is a leading mobile and online advertising company that drives millions of consumers to connect with businesses over the phone, delivers quality phone calls, and provides in-depth analysis of those phone calls.

Through our robust platform, we offer three critical components for businesses looking to acquire new customers through phone calls. Marchex Call Analytics offers ad campaign measurement and intelligence, and our Digital Call Marketplace and Local Leads solutions are designed for advertisers focused on new customer acquisition. The Marchex platform drives, measures and monetizes millions of mobile and online connections through the phone to advertisers each month.

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

We generate revenue from two primary sources: our performance-based digital call advertising and our non-call driven sources including pay-per-click listings on our proprietary web site traffic sources. During the years ended December 31, 2010, 2011 and 2012, revenue from our proprietary web site traffic sources accounted for approximately 27%, 14%, and 8% of total revenues, respectively. We operate primarily in domestic markets. For detail on revenue by geographical area for the three most recent fiscal years, see Note 13 “Segment Reporting and Geographic Information” of the notes to our consolidated financial statements.

Marchex was incorporated in Delaware on January 17, 2003.

Proposed Separation

On November 1, 2012, Marchex announced that its board of directors has authorized Marchex to pursue the separation of its business into two distinct publicly traded entities. The separation is expected to be a tax-free pro rata distribution in which Marchex’s existing stockholders would hold interests in: (1) Marchex, a mobile advertising company focused on calls, and (2) Archeo, a domain and click-based advertising business. Completion of the proposed separation is subject to certain conditions, including final approval by Marchex’s board of directors, receipt of regulatory approvals, favorable tax rulings and/or opinions regarding the tax-free nature of the transaction to Marchex and to its stockholders, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the Securities and Exchange Commission. While Marchex expects to complete the separation during 2013, we cannot assure that the separation will be completed, and if completed, on the anticipated timeline or that the terms of the separation will not change. Following the separation, Marchex will cease to own any equity interest in Archeo, and Archeo will operate as an independent, publicly-traded company. See “Item 1A. Risk Factors” for certain risk factors relating to the proposed business separation.

Products and Services

We are a mobile performance advertising company that delivers customer calls to businesses and analyzes those calls so companies can get the most out of their advertising. We deliver call and click-based advertising products and services to tens of thousands of advertisers, ranging from small businesses to Fortune 500 companies. Our technology-based products and services facilitate the efficient and cost-effective marketing and selling of goods and services for national advertisers and small businesses who want to market and sell their products through call-ready media including mobile, online and offline sources; and a proprietary, locally-focused web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns. Our primary products are as follows:

•

Digital Call Marketplace. Through our Digital Call Marketplace, we deliver a variety of digital call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. These services include providing targeted pay-for-call advertisements through the Marchex Digital Call Marketplace, and Marchex Call Analytics, one of the largest sources of call-ready media in North America. It offers exclusive and preferred ad placements across numerous mobile and online media sources, so advertisers can drive qualified calls to their businesses. It leverages our Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers that block spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•

Call Analytics. Our Call Analytics (technology platform) provides data and insights that measure the performance of mobile, online and offline advertising for advertisers and small business resellers. It includes phone numbers, call tracking, recording, call mining, real-time intelligence and several other insights to help advertisers make more informed campaign optimization decisions to drive quality customer calls from their advertising and measure their return on investment across all media channels. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Local Leads. Our Local Leads platform, is a white-labeled, full service digital advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell digital call advertising and/or search marketing and other lead products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, and offline call advertising. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The Local Leads platform has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), Our arrangement with AT&T relates to a business unit that is included in a company formed by AT&T in 2012 called YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party in 2012. YP is our largest reseller partner and was responsible for 27% of our total revenues for the year ended December 31, 2012, of which the majority is derived from our local leads platform.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local web sites, mobile distribution and our own proprietary web site traffic sources. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our web sites or a third party web site in our distribution network to an advertiser’s web site and completes a specified action. We also offer a private-label platform for publishers, which enable them to monetize their web sites with contextual advertising from their own customers or from our advertising relationships. We sell pay-per-click contextual advertising placements on specialized vertical and branded publisher web sites on a pay-per-click basis. Advertisers can target the placements by category, site or on a page-specific basis. We believe our site- and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaigns. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Proprietary Web Site Traffic. Our Proprietary Web Site Traffic includes more than 200,000 of our owned and operated web sites focused on helping users make informed decisions about where to get local products and services. The more than 200,000 web sites in our network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our proprietary web sites is primarily monetized with pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including impression-based advertising.

Our Distribution Network

We have built a broad distribution network for our pay-for-call and pay-per-click advertising services that includes our Proprietary Web Site Traffic Sources, which are comprised of our owned and operated web sites, and hundreds of other sources including mobile sources, search engines and applications, directories, third party vertical and branded web sites, and offline sources.

Proprietary Web Site Traffic Sources:

We believe our Proprietary Web Site Traffic is a source of local information online and is a source of click-throughs within the Archeo Advertising Marketplace. It includes more than 200,000 web sites focused on helping users make informed decisions about products and services, including where to get local products and services.

The more than 200,000 owned and operated web sites in the network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our proprietary web sites is primarily monetized with pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including impression-based advertising.

Syndicated Distribution:

Through our digital call advertising services, our local leads, pay-per-click advertising services, and search marketing services, we distribute advertisements from our tens of thousands of advertisers, as well as from our reseller partners’ advertisers, through hundreds of call-ready media and traffic sources, including mobile sources, search engines and directories, web sites and our proprietary web site traffic sources.

Our Syndicated Distribution partners include:

Selected Carriers	Selected Search Engines	Selected Call Sources and Vertical and Local Distribution Partners
AT&T Verizon Sprint (Boost Mobile) Metro PCS TracFone	Google Microsoft Yahoo!	Bankrate BusinessWeek.com CBS/CNET CityGrid Google Mobile Investopedia Whitepages, Inc. Yahoo!

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

As businesses have expanded their marketing through mobile and online channels to meet consumer behavior, they are increasingly turning to more measurable forms of advertising with performance-based characteristics, such as pay-for-call or pay-per-click advertising, where an advertiser is only charged when a call is completed or a consumer clicks on an ad. The shift to performance-based advertising models has been significant as it adds transparency and measurability to advertising spending. According to the Internet Advertising Bureau, between 1999 and the first half of 2012, when large advertisers began to embrace online advertising because of its performance-based characteristics, the performance-based pricing models, which includes pay-per-click and cost-per action, grew from 7% to 67% of online advertising while the total Internet advertising market was $4.6 billion in 1999 and is projected to be over $36 billion for the full year 2012.

Today, performance-based advertising products continue to grow in prominence as advertisers demand greater control, transparency and measurability from their marketing dollars. We believe that a similar shift to performance-based advertising products will be a growth driver in the mobile advertising market. According to the Gartner Group, mobile internet advertising in North America is expected to grow from approximately $3 billion in 2012 to approximately $9 billion in 2016. In addition, the growth in mobile platforms also highlights the growing demand for advertisers to connect with customers over the phone. In a 2011 study independently commissioned by Marchex and conducted by Forrester Consulting, Forrester found that 49% of advertisers view calls as the most desirable result of their marketing dollars. Now that the technology is in place to analyze numerous factors critical to delivering calls on a performance basis, including the ability to identify and extract spam calls before those calls reach advertisers, and identify and filter different types of callers across media, we believe we will see increased adoption from advertisers. Over time, we believe the convergence of technology, including mobile platforms, with the needs of advertisers for new and evolving performance advertising products like pay-for-call will warrant greater budget allocation from large and small businesses compared to less transparent and measurable forms of advertising.

Strategy

To take advantage of the shift to performance-based models in marketing, key elements of our strategy include:

•

Innovating on Our Digital Mobile Performance Advertising. We plan to continue to expand our range of call-based advertising product capabilities by offering innovative performance-based products like pay-for-call advertising, along with the supporting analytics including number provisioning, call tracking, call mining, keyword-level tracking and other products as part of our owned, end-to-end, call-based advertising solutions. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

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

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering call and click-based advertising products and services to our partners. We also combine third party licenses and hardware to create an operating environment for delivering high quality products and services, with such features as automated online account creation and management process for advertisers, real-time customer support with both interactive and online reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Oracle, Intel, Microsoft, IBM, Nuance and Veritas. We also utilize public domain software such as Apache, Linux, MySQL, PostgreSQL, Java and Tomcat.

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

Competition

We currently or potentially compete with a variety of companies, including Google, IAC/InterActiveCorp, Microsoft, Yahoo! and ReachLocal. Our Archeo Domain Marketplace competitors include Demand Media, Name Media and Oversee.net. Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to marketing, web site and systems development. In addition, as the use of the mobile, Internet, and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

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

We provide our services to and also may compete with: (1) mobile and online advertisers; (2) partners who provide a distribution network for mobile, online, and offline advertising; and (3) other intermediaries who may provide purchasing and/or sales opportunities, including advertising agencies, and other search engine marketing companies. Many of the companies that could fall into these categories are also our partners, including Google, Yahoo!, Citysearch, Microsoft and YP. We depend on maintaining and continually expanding our network of partners and advertisers to generate mobile and online transactions.

The mobile and online advertising and marketing services industry is highly competitive. In addition, we believe today’s typical Internet and mobile advertiser is becoming more sophisticated in utilizing the different forms of Internet and mobile advertising, purchasing Internet and mobile advertising in a cost-effective manner, and measuring return on investment. The competition for this pool of advertising dollars has also put downward pressure on price points and mobile and online advertisers have demanded more effective means of reaching customers. We believe these factors have contributed to the growth in performance-based advertising relative to certain other forms of online advertising and marketing, and as a result this sector has attracted many competitors.

Due to the long-term growth trends in mobile and online advertising, these competitors, real and potential, range in size and focus. Our competitors may include such diverse participants as small referral companies, established advertising agencies, inventory resellers, search engines, and destination web sites. We are also affected by the competition among destination web sites that reach users or customers of search services. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as Google, Yahoo!, Microsoft and IAC, dominate online user traffic. The online search industry continues to experience consolidation of major web sites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination web sites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

There are additional competitive factors relating to attracting and retaining users, including the quality and relevance of our search results, and the usefulness, accessibility, integration and personalization of the mobile and online services that we offer as well as the overall user experience on our web sites. The other features that we offer, which we believe attract advertisers are reach, effectiveness and creativity of marketing services, and tools and information to help track performance.

Finally, we operate in the relatively nascent market of call-based advertising which is an innovative and new market. The adoption of these call-based products could take longer than we expect and could become more competitive as the category becomes more developed and visible.

Seasonality

We have and we believe we will experience seasonality with our business. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our mobile call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

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

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•

U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011 and corresponding European Application Number 5826299.99 was filed November 29, 2005.

•	U.S. Nonprovisional Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Nonprovisional Patent Application Number 11/291,094 entitled “Telephone Search Supported By Keyword Map To Advertising” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” issued January 12, 2012.

•	U.S. Nonprovisional Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

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

We have registered trademarks in the United States for Adhere by Marchex, DPG, Form to Phone, Local Is The New Black, Marchex, Marchex and Design, Marchex Adhere, Marchex Adhere Logo, Marchex Voice Services, Openlist, Opportunity Doesn’t Knock … it Calls!, 1-800-Free411, 1-800-Free411 and Design, JingleConnect, Jingle Networks and SwitchPitch. We also own pending U.S. trademark applications for Archeo and Digital Properties. In addition, we have trademark registrations for Marchex in Australia, Brazil, Canada, China, the European Union, Hong Kong, India, Japan, Republic of Korea, Russian Federation and Taiwan.

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

•

The Children’s Online Privacy Protection Act (COPPA) restricts the online collection of personal information about children and the use of that information. The Federal Trade Commission (FTC) has the authority to impose fines and penalties upon web site operators and online service providers that do not comply with the law’s requirements. We do not currently offer any web sites or online services “directed to children,” nor do we knowingly collect personal information from children.

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

The acquisition of Internet domains generally is governed by Internet regulatory bodies, predominantly the Internet Corporation for Assigned Names and Numbers (ICANN). The regulation of Internet domains in the United States and in foreign countries is subject to change. ICANN and other regulatory bodies could establish additional requirements for previously owned Internet domains or modify the requirements for Internet domains. Furthermore, ICANN has and will likely continue to make changes to the scope of domain products available to the marketplace that could have an impact on the competition for premium domain sales.

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

Employees

As of December 31, 2012, we employed a total of 331 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

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

If the proposed spin-off is completed, our operational and financial profile will change and we will be a smaller, less diversified company.

If completed, the Proposed Spin-off Transaction will result in Marchex being a smaller, less diversified company focused on the mobile and call advertising business, which represents a narrower business focus than we currently have. We will have a more limited business with greater concentration in the commercial market and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish. As a result, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and it may be difficult or more expensive for us to obtain financing. Our operations may also be impacted by a limited ability to attract new employees in a timely manner.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $173.0 million as of December 31, 2012. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers, although no one distribution partner accounts for in excess of 10% of our revenues. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. search marketplace for December 2012, Yahoo! and Microsoft accounted for 12.2% and 16.3%, respectively, of the core search market in the United States and Google accounted for 66.7%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP (through our contract with AT&T’s subsidiary Yellowpages.com LLC d/b/a AT&T Interactive which is included in a newly formed business unit YP Holdings, LLC), hibu (formerly Yellowbook Inc.), The Cobalt Group, Super Media, Inc., Yodle and Yellow Media, Inc. for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. YP is our largest advertiser reseller partner and was responsible for 27% of our total revenues for the year ended December 31, 2012. In April of 2012, AT&T sold of a majority stake in its yellow pages business unit YP Holdings, LLC (including AT&T Interactive) to a third party. We are uncertain whether such a divestiture will occur in an orderly fashion and whether it will impact our business relationship with YP. We cannot predict whether our business with YP in the future will continue at or near current levels and any decrease in such levels could have a material adverse impact on our business and results of operations.

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

We received approximately 50% and 51% of our revenue from our five largest customers for the years ended December 31, 2011 and 2012, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 50% and 51% of our total revenues for the years ended December 31, 2011 and 2012, respectively. YP is our largest customer and was responsible for 27% of our total revenues for the year ended December 31, 2012 and 36% of accounts receivable at December 31, 2012. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Many of our advertisement generation and distribution processes are automated. In some cases, advertisers or reseller partners use our online tools and account management systems to create and submit advertiser listings and in other cases we create and submit advertising listings on behalf of our advertisers or reseller partners. These advertiser listings are submitted in a bulk data feed or through the distribution partners’ user interface. Although we monitor our distribution partners on an ongoing basis primarily for traffic quality, these partners control the distribution of the advertiser listings provided in the data feed or user interface submissions.

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

We believe that a consolidation of patent portfolios by major technology companies and independent asset holding companies may increase the chances of aggressive assertions of patent and other intellectual property claims. Within the technology and online sectors, among other related sectors, we have witnessed various claim holders and alleged rights holders pursue business strategies devoted to extracting settlements or license fees for a wide range of basic and commonly accepted methods and practices. We may be subject to those intellectual property claims in the ordinary course of our business. Also, our partners and customers may also find that they are subject to similar claims, in which case we may be included in any related process or dispute settlement.

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

Further, as of December 31, 2012, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, together controlled 90% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founders, for any reason, or any conflict among our founders, could harm our current and future operations and prospects.

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

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in our stock price and/or market capitalization for a sustained period of time. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased.

We recorded a substantial non-cash impairment charge for goodwill and intangible assets during the fourth quarter of 2008 as a result of the impact of the adverse economic environment including the deterioration in the equity and credit markets.

We recorded a non-cash impairment charge for goodwill of $16.7 million during the fourth quarter of 2012 within the Archeo segment as a result of lower projected revenue growth rates and profitability levels compared to historical results and other market-based factors.

We may be required to record a future charge to earnings in our financial statements during the period in which any additional impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

We may be required to establish a valuation allowance against our deferred tax assets.

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, establish a valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. If we determine that our deferred tax assets will not result in a future tax benefit, an additional valuation allowance may be recorded with a corresponding charge to net income. Such charges may have a material adverse effect on our results of operations or financial condition. The likelihood of recording such a valuation allowance may be impacted by our acquisitions, or by our proposed separation of Archeo into a separate public company, and increases during periods of economic downturn.

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

Certain of our acquisitions involved the acquisition of a large number of previously-owned Internet domain names. Furthermore, we have separately acquired and may acquire in the future additional previously-owned Internet domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired Internet domain names under the Uniform Domain Name Dispute Resolution Policy administered by ICANN or actions under the U.S. Anti-Cybersquatting Consumer Protection Act. Additionally, we display pay-for-call or pay-per- click listings on third party domain names and third party web sites that are part of our distribution network, which also could subject us to a wide variety of civil claims including intellectual property ownership and infringement.

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

We currently or potentially compete with a variety of companies, including Google, IAC/InterActiveCorp, Microsoft, Yahoo! and ReachLocal. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the search marketing services industry. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position.

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

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•

U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011 and corresponding European Application Number 5826299.99 was filed November 29, 2005.

•	U.S. Nonprovisional Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Nonprovisional Patent Application Number 11/291,094 entitled “Telephone Search Supported By Keyword Map To Advertising” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” issued January 12, 2012.

•	U.S. Nonprovisional Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

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

•

The Children’s Online Privacy Protection Act (COPPA) restricts the distribution online collection of personal information about children and the use of that information. The Federal Trade Commission (FTC) has the authority to impose fines and penalties upon web site operators and online service providers that do not comply with the law’s requirements. We do not currently offer any web sites or online services “directed to children,” nor do we knowingly collect personal data from children.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through December 31, 2012. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of December 31, 2012, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 90% of the combined voting power of all outstanding shares of our capital stock. These founders together control 90% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We have initiated and paid a quarterly dividend on our common stock since November 2006. We accelerated and paid all four of our 2013 quarterly cash dividends on December 31, 2012. However, there is no assurance that we will be able to pay dividends in the future. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition.

Upon completion of the Proposed Spin-off Transaction, the quarterly dividend payments are anticipated to be transitioned from Marchex to Archeo. There can be no assurances that Archeo will continue to pay dividends at such rate or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters are located in Seattle, Washington and consist of approximately 61,000 square feet of leased office space expiring in March 2018. We also lease additional office space in Las Vegas, Nevada, and New York, New York with lease terms expiring between April 2014 and March 2018. Our information technology systems are hosted and maintained in third party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

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

	High	Low
Year ended December 31, 2011
First Quarter	$9.94	$7.42
Second Quarter	$8.99	$6.54
Third Quarter	$10.80	$7.85
Fourth Quarter	$9.14	$5.67
Year ended December 31, 2012
First Quarter	$6.25	$4.03
Second Quarter	$4.47	$3.19
Third Quarter	$4.26	$3.08
Fourth Quarter	$4.46	$3.64

Holders

As of March 8, 2013, there were 37,455,606 shares of common stock outstanding that were held by 66 stockholders of record. Of these shares:

•	9,570,382 shares were issued as Class A common stock, and as of this date were held by 4 stockholders of record; and

•	28,185,224 shares were issued as Class B common stock, and as of this date were held by 62 stockholders of record.

Dividends

In November 2006, we initiated a quarterly cash dividend at $0.02 per share of Class A common stock and Class B common stock. In August 2012, our board of directors approved an increase to the quarterly cash dividend to Class A and Class B common stockholder from $0.02 per share to $0.035 per share. Although we expect that the annual cash dividend, subject to capital availability, will be $0.14 per common share or approximately $5.2 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such rate or at all. In December 2012, our board of directors declared a quarterly dividend for the first, second, third and fourth quarters of 2013 totaling $0.14 per share on our Class A common stock and Class B common stock which was paid on December 31, 2012 to holders of record as of the close of business on December 18, 2012. The dividend paid totaled approximately $5.3 million. Upon completion of the proposed separation, the quarterly dividend payments are anticipated to be transitioned from Marchex to Archeo. There can be no assurances that Archeo will continue to pay dividends at such rate or at all.

Issuer Purchases of Equity Securities

During the fourth quarter of 2012, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs(1)
Class B Common Shares:
October 1 - October 31, 2012 (2)	22,264	$1.87	10,764	1,760,022
November 1 - November 30, 2012 (2), (3)	199,952	$0.19	9,100	1,750,922
December 1 - December 31, 2012 (2), (3)	18,402	$0.51	2,300	1,748,622

Total Class B Common Shares	240,618	$0.37	22,164	1,748,622

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

(2)

Includes 11,500, 190,852 and 16,102 shares of restricted equity subject to vesting for the periods ending October 31, 2012, November 30, 2012 and December 31, 2012, respectively, which were issued to a certain employees. We repurchased shares which were not already vested for $0.01 share upon termination of employment.

(3)

Includes 11,109 and 372,923 shares of the Company’s Class B common stock for the periods November 30, 2012 and December 31, 2012, respectively, which were repurchased to satisfy the employees’ minimum tax withholding obligations in connection with the vesting of restricted stock awards and was based on the fair market value on the vesting date.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marchex under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from December 31, 2007 through December 31, 2012 of cumulative total return for our Class B common stock, the NASDAQ Composite Index (the “NASDAQ Composite Index”) and the RDG Internet Composite Index (the “RDG Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2007 through 2012. The graph assumes that $100 was invested on December 31, 2007 in the Class B common stock of the Company, the NASDAQ Composite Index and the RDG Internet Composite Index and assumes reinvestment of any dividends. Such returns are based on historical results and are not intended to suggest future performance.

                        *$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

                        Fiscal year ending December 31.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Marchex, Inc.	$100.00	$54.16	$48.03	$91.53	$60.55	$42.34
NASDAQ Composite Index	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
RDG Internet Composite Index	$100.00	$56.53	$98.33	$110.81	$114.60	$136.20

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated financial data for the years ended December 31, 2008 and 2009 is derived from our audited consolidated financial statements which are not included in this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2010, 2011 and 2012, and the consolidated balance sheet data at December 31, 2011 and 2012, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.

The historical results are not necessarily indicative of the results to be expected in any future period.

Consolidated Statements of Operations Data (in thousands except per share amounts):

	Year ended December 31,
	2008	2009	2010	2011	2012
Revenue	$146,375	$93,261	$97,566	$146,726	$138,305
Income (loss) from operations	$(175,286)	$(3,570)	$(3,789)	$6,030	$(18,190)
Net income (loss)	$(127,864)	$(2,062)	$(3,043)	$2,959	$(35,196)
Net income (loss) applicable to common stockholders	$(128,132)	$(2,249)	$(3,242)	$2,700	$(35,853)
Basic and diluted net income (loss) per share applicable to Class A stockholders	$(3.52)	$(0.07)	$(0.10)	$0.08	$(1.06)
Basic and diluted net income (loss) per share applicable to Class B common stockholders	$(3.52)	$(0.07)	$(0.10)	$0.08	$(1.05)
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	10,964	10,884	10,661	9,928	9,574
Class B	25,468	22,830	21,993	23,358	24,412
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	10,964	10,884	10,661	9,928	9,574
Class B	36,432	33,714	32,654	35,318	33,986

Consolidated Balance Sheet Data (in thousands):

	December 31,
	2008	2009	2010	2011	2012
Cash and cash equivalents	$27,418	$33,638	$37,328	$37,443	$15,930
Working capital	$34,988	$41,273	$47,305	$16,168	$21,683
Total assets	$170,270	$159,373	$159,690	$220,058	$149,147
Other non-current liabilities	$23	$1,005	$2,076	$2,580	$2,216
Total liabilities	$20,962	$17,948	$19,998	$61,050	$26,212
Total stockholders’ equity	$149,308	$141,425	$139,692	$159,008	$122,935
Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08	$0.25

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a mobile performance company that delivers consumer calls to businesses and analyzes those calls. We also provide performance-based online advertising that connects advertisers with consumers across our owned web sites as well as third party web sites.

Our technology-based products and services facilitate the efficient and cost-effective marketing and selling of goods and services for small and national advertisers who want to market and sell their products through mobile, online and offline; and a proprietary, locally-focused web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns. Our primary products are as follows:

•

Digital Call Advertising Services. Through our Digital Call Marketplace, we deliver a variety of digital call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. These services include providing targeted pay-for-call advertisements through the Marchex Digital Call Marketplace, and Marchex Call Analytics, one of the largest sources of call-ready media in North America. It offers exclusive and preferred ad placements across numerous mobile and online media sources, so advertisers can drive qualified calls to their businesses. It leverages our Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers that block spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•

Call Analytics. Our Call Analytics (technology platform) provides data and insights that measure the performance of mobile, online and offline advertising for advertisers and small business resellers. It includes phone numbers, call tracking, recording, call mining, real-time intelligence and several other insights to help advertisers make more informed campaign optimization decisions to drive quality customer calls from their advertising and measure their return on investment across all media channels. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Local Leads. Our Local Leads platform, is a white-labeled, full service digital advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell digital call advertising and/or search marketing and other lead products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, and offline call advertising. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The Local Leads platform has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), our arrangement with AT&T relates to a business unit that is included in a newly formed unit called YP Holdings, LLC

(“YP”) that AT&T sold a majority stake in to a private equity third party in 2012. YP is our largest reseller partner and was responsible for 27% of our total revenues for 2012 of which the majority is derived from our local leads platform.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local web sites, mobile distribution and our own proprietary web site traffic sources. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis, as well as presence management services. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our web sites or a third party web site in our distribution network to an advertiser’s web site and completes a specified action. We also offer a private-label platform for publishers, which enable them to monetize their web sites with contextual advertising from their own customers or from our advertising relationships. We sell pay-per-click contextual advertising placements on specialized vertical and branded publisher web sites on a pay-per-click basis. Advertisers can target the placements by vertical, site or on a page-specific basis. We believe our site and page-specific approach provides publishers with an opportunity to generate revenue from their traffic while protecting their brand. Our approach gives advertisers greater transparency into the source of the traffic and relevancy for their ads and enables them to optimize the return on investment from their advertising campaigns. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•

Proprietary Web Site Traffic. Our Proprietary Web Site Traffic includes more than 200,000 of our owned and operated web sites focused on helping users make informed decisions about where to get local products and services. The more than 200,000 web sites in our network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our proprietary web sites is primarily monetized with pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including impression-based advertising.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We currently have offices in Seattle, Washington; Las Vegas, Nevada; and New York, New York.

Acquisition

On April 7, 2011, we acquired 100% of the stock of Jingle Networks, Inc. (“Jingle”) a provider of mobile voice search performance advertising and technology solutions in North America for the following consideration:

•	Approximately $15.8 million in cash, net of cash acquired, and 1,019,103 shares of the Company’s Class B common stock paid at closing; plus

•

Future consideration of (i) $17.6 million, net of certain working capital adjustments on the first anniversary of the closing, and (ii) $18.0 million on the 18th month anniversary of closing, with the future consideration payable in either cash or shares of the Company’s Class B common stock or some combination to be determined by Marchex. Any shares issued in payment of the future consideration will be increased by 5%. In April 2012 and October 2012, the Company paid approximately $16.9 million and $17.9 million in cash, net of certain working capital and other adjustments, on the first and 18th month anniversary of closing, respectively.

Following the closing, we issued 462,247 shares of restricted stock at an aggregate value of approximately $3.3 million to employees of Jingle, subject to vesting for up to four years.

The fair value of the shares of Class B common stock issued as part of the consideration paid was valued at $7.6 million using the Company’s closing stock price of $7.46 per share at the acquisition date. The fair value of the future consideration payments of $34.7 million, was determined using a rate of approximately 2% based on the Company’s incremental borrowing rate and was recorded as current deferred acquisition payments in the balance sheet in 2011.

Proposed Separation

On November 1, 2012, Marchex announced that its board of directors has authorized Marchex to pursue the separation of its business into two distinct publicly traded entities. The separation is expected to be a tax-free pro rata distribution in which Marchex’s existing stockholders would hold interests in: (1) Marchex, a mobile advertising company focused on calls, and (2) Archeo, a domain and click-based advertising business. Completion of the proposed separation is subject to certain conditions, including final approval by Marchex’s board of directors, receipt of regulatory approvals, favorable tax rulings and/or opinions regarding the tax-free nature of the transaction to Marchex and to its stockholders, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the Securities and Exchange Commission. While Marchex expects to complete the separation during 2013, we cannot assure that the separation will be completed and if completed on the anticipated timeline or that the terms of the separation will not change. Following the separation, Marchex will cease to own any equity interest in Archeo, and Archeo will operate as an independent, publicly-traded company. See “Item 1A. Risk Factors” for certain risk factors relating to the proposed business separation.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2010, 2011 and 2012.

Revenue

We currently generate revenue through our digital call advertising services, pay-per-click advertising, local leads platform which include our call and click services, and proprietary web site traffic.

Our primary sources of revenue are the performance-based advertising services, which include digital call advertising, pay-per-click services and cost-per-action services. These primary sources amounted to greater than 79% of our revenues in all periods presented. Our secondary sources of revenue are our local leads platform which enables partner resellers to sell call advertising and/or search marketing products and campaign management services. These secondary sources amounted to less than 21% of our revenues in all periods presented. We have no barter transactions.

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

We generate revenue from reseller partners and publishers utilizing our local leads platform to sell call advertising and/or search marketing products. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners or publishers engage the advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

Search Marketing Services

Advertisers pay us additional fees for services such as campaign management. Advertisers generally pay us on a click-through basis, although in certain cases we receive a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select advertisers. We may also charge initial set-up, account, service or inclusion fees as part of our services.

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations.

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

As of December 31, 2012, we have net deferred tax assets of $28.5 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. At December 31, 2011 and 2012, the Company recorded a valuation allowance of $4.6 million and $21.6 million, respectively, against its federal, state, city and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized. The change in the valuation allowance in 2012 was approximately $17.0 million.

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. During the fourth quarter of 2012, we incurred a $16.7 million goodwill impairment loss within our Archeo operating segment due in part to lower projected revenue growth rates and profitability levels within Archeo compared to historical results.

The majority of the deferred tax assets have arisen due to deductions taken in the financial statements related to the impairment of goodwill and the amortization of intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Consequently, based on projections of future taxable income and tax planning strategies, we expect to be able to recover a portion of these assets. Although realization is not assured, we believe it is more likely than not, based on our operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

As of December 31, 2012, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $5.2 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2012, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2011 and 2012, we had certain federal NOL carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

In connection with the Jingle acquisition in 2011, the Company acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, the Company has not recorded those amounts the Company believes it will not be able to utilize and has not included those NOL carryforwards in its deferred tax assets. The Company’s preliminary estimate of the acquired NOL carryforwards that may be utilized is approximately $7.0 million. In 2011, the Company utilized approximately $2.6 million.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Comparison of the year ended December 31, 2011 (2011) to the year ended December 31, 2012 (2012) and comparison of the year ended December 31, 2010 (2010) to the year ended December 31, 2011 (2011).

Segments

During the fourth quarter of 2012, we announced our intention to pursue a spin-off of Archeo and the corresponding organizational changes, resulted in a change to our reportable operating segments. The new reporting disaggregates our operations into: (1) the Call-driven segment which is comprised of our performance-based advertising business focused on driving phone calls; and (2) the Archeo segment which is comprised of our click-based advertising and Internet domain name businesses. Prior to the fourth quarter of 2012, the Company operated in a single reportable operating segment.

Revenue.

The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2010	2011	2012
Partner and Other Revenue Sources	$71,537	$126,210	$127,415
Proprietary Web Site Traffic Sources	26,029	20,516	10,890

Total Revenue	$97,566	$146,726	$138,305

The following table presents our revenues, by operating segments, for the periods presented:

	Years ended December 31,
	2010	2011	2012
Call-driven	$46,961	$101,830	$111,886
Archeo	50,605	44,896	26,419

Total Revenue	$97,566	$146,726	$138,305

2011 to 2012

Our partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-per-click advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content, mobile carriers, and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms. Our proprietary web site traffic revenues are generated from our portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee.

Revenue decreased 6% from $146.7 million for 2011 compared to $138.3 million in 2012. The partner and other revenues increased $1.2 million due almost entirely to increased revenues from our call advertising services and partially attributable to the April 2011 Jingle acquisition. Our call advertising services revenue increases are primarily due to increase in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform. This increase was offset by a $9.2 million decrease in revenue from our pay-per-click services primarily due to fewer advertisers and lower advertiser spend amounts.

Our proprietary web site traffic revenues decreased $9.6 million and were primarily due to $8.0 million in lower revenues for cost-per-actions from resellers related to our local search and directory web sites. The remainder of such decrease was largely due to lower revenues from our arrangement with Google whereby we receive payment upon click-throughs on per-per-click listings presented on our web sites. This decrease was principally due to fewer click-throughs to our web sites. In the near term, we expect modestly lower to similar proprietary web site traffic revenues as a result of modestly lower budgets for cost-per-actions from resellers particularly related to our local search and directory web sites.

Our arrangement with AT&T relates to a business unit that AT&T formed in 2012 called YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party. Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through September 30, 2015 that includes certain exclusivity provisions for new advertiser accounts and migration of several thousand existing advertiser accounts. It is possible the partial divestiture of this business unit by AT&T may result in changes to our relationship and arrangement with YP, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from YP. There can be no assurance that our business with YP in the future will continue at or near current levels. YP accounted for 23%, 31% and 27% of total revenues during the years ended December 31, 2010, 2011 and 2012, respectively.

2010 to 2011

Revenue increased 50% from $97.6 million for 2010 compared to $146.7 million in 2011. The partner and other revenues increased $54.7 million due almost entirely to increased revenues from our call advertising services, which includes approximately $17.0 million indirectly attributable to the pre-existing customers from the Jingle acquisition, and local leads products which in part was driven by adding tens of thousands of national and small business accounts across our call advertising services and local leads product platforms and certain pricing reductions and incentives provided to YP in 2010. We estimated these incentives in comparison to the prior pricing arrangement likely generated an estimated $8 million in savings to YP during 2010. This increase was offset by an $800,000 decrease in revenue from our pay-per-click services.

Our proprietary web site traffic revenues decreased $5.5 million and were primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of phone calls and click-throughs performed by users of our service through our distribution partners and proprietary web site traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary web site traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. Companies distributing advertising through the Internet and mobile sources have experienced, and will likely to continue experience, consolidation. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected or our distribution partners adversely impact market terms of distribution, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of phone calls and click-throughs we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or click-through. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets, including due to the economic uncertainty resulting from periodic disruptions in global financial markets.

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

Expenses

Expenses were as follows (in thousands):

	Twelve months ended December 31,
	2010	% revenue	2011	% revenue	2012	% revenue
Service costs	$57,557	59%	$81,835	56%	$80,594	58%
Sales and marketing	13,530	14%	15,434	11%	13,671	10%
Product development	16,804	17%	22,794	16%	23,395	17%
General and administrative	17,507	18%	22,709	15%	22,911	17%
Amortization of intangible assets from acquisitions	2,729	3%	5,455	4%	4,728	3%
Acquisition related costs	—	0%	1,890	1%	753	1%

	$108,127	111%	$150,117	103%	$146,052	106%

We record stock-based compensation expense under the fair value method. In 2012, we recorded $15.7 million of stock-based compensation expense as compared to $15.1 million in 2011 and $10.8 million in 2010. This stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations.

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Twelve months ended December 31,
	2010	2011	2012
Service costs	$805	$1,291	$1,904
Sales and marketing	799	1,505	2,039
Product development	1,015	1,416	1.051
General and administrative	8,213	10,931	10,702

Total stock-based compensation	$10,832	$15,143	$15,696

See Note 6 (b)—“Stock Option Plan” of the consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 2%, from $81.8 million in 2011 to $80.6 million in 2012. The decrease was primarily attributable to a decrease in distribution partner payments, personnel costs, Internet domain amortization, depreciation, facility costs, and fees paid to outside service providers totaling $3.5 million, partially offset primarily by an increase in communication and network costs and stock-based compensation and to a lesser extent as a result of the April 2011 Jingle acquisition. Service costs, excluding stock-based compensation, related to the Archeo segment decreased 41%, from $23.8 million in 2011 to $14.0 million in 2012 primarily due to a decrease in distribution partner payments. Service costs, excluding stock-based compensation, related to the Call-driven segment increased 14%, from $56.7 million in 2011 to $64.6 million in 2012 primarily due to increases in distribution partner payments and communication and network costs.

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

Service costs represented 58% of revenue in 2012 compared to 56% in 2011 and 59% in 2010. The 2012 increase as a percentage of revenue in service costs compared to 2011 was primarily a result of our proprietary web site traffic revenues comprising a lower proportion of revenue compared to 2011. Proprietary web site traffic revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage. The 2011 decrease as a percentage of revenue in service costs compared to 2010 was primarily a result of certain pricing reductions and incentives as part of an extension of our arrangement with AT&T in the second quarter of 2010.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our proprietary web site traffic revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary web site traffic revenues have no corresponding distribution partner payments. To the extent our proprietary web site traffic revenues make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We expect with an increase in the proportion of partner and other revenue sources and additional investment in our network, service costs will increase as a percentage of revenue in the near term. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions, calls and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses decreased 11% from $15.4 million in 2011 to $13.7 million in 2012. As a percentage of revenue, sales and marketing expenses were 11% and 10% for 2011 and 2012, respectively. The net decrease in dollars and percentage of revenue was related primarily to decreases in personnel and online and outside marketing activities totaling $2.5 million partially offset by an increase in depreciation and stock-based compensation related to the acceleration of certain restricted shares as part of a separation agreement totaling $892,000. Sales and marketing costs, excluding stock-based compensation, related to the Archeo segment decreased 37% from $3.9 million to $2.5 million due primarily to a decrease in online and outside marketing activities. Sales and marketing costs, excluding stock-based compensation, related to the Call-driven segment decreased 8% from $10.0 million to $9.2 million due primarily to a decrease in online and outside marketing activities and personnel costs partially offset by an increase in depreciation. We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively stable to modestly higher in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

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

Product Development. Product development expenses increased 3% from $22.8 million in 2011 to $23.4 million in 2012. The increase in dollars was primarily due to an increase in personnel costs, travel costs and depreciation totaling $936,000 partly related to the April 2011 Jingle acquisition. This increase was partially offset primarily by a decrease in stock-based compensation. As a percentage of revenue, product development expenses were 16% and 17% in 2011 and 2012, respectively. The 2012 increase as a percentage of revenue in product development expense as compared to 2011 was primarily a result of lower revenues with product development remaining relatively stable in absolute dollars. Product development expenses, excluding stock-based compensation, related to the Archeo segment decreased 37% from $4.0 million to $2.5 million primarily due to a decrease in personnel costs. Product development expenses, excluding stock-based compensation, related to the Call-driven segment increased 14% from $17.4 million to $19.9 million primarily due to an increase in personnel costs.

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

General and Administrative. General and administrative expenses increased 1%, from $22.7 million in 2011 to $22.9 million in 2012. General and administrative expenses remained relatively stable compared to 2011. As a percentage of revenue, general and administrative expenses were 15% and 17% in 2011 and 2012, respectively. The 2012 increase as a percentage of revenue in general and administrative expenses was primarily a result of lower revenues with general and administrative expenses remaining relatively stable in absolute dollars. General and administrative expenses, excluding stock-based compensation, related to the Archeo segment decreased 16% from $1.9 million to $1.6 million due primarily to a decrease in personnel costs and business taxes which was partially offset by an increase in bad debt. General and administrative expenses, excluding stock-based compensation, related to the Call-driven segment increased 7% from $9.9 million to $10.6 million due primarily to an increase in personnel costs. We expect our general and administrative expenses to decrease modestly in the near term as a result of lower stock-based compensation. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock-based compensation is impacted by market conditions relating to our stock price.

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased from $5.5 million in 2011 to $4.7 million in 2012. The decrease was associated with certain intangible assets acquired in the Jingle acquisition in April 2011 and other acquisitions prior to 2011 being fully amortized. During 2012, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

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

No impairment of our intangible assets, excluding goodwill, have been identified in 2012. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

Acquisition and separation related costs. Acquisition and separation related costs of $753,000 were primarily for professional fees and other procedures associated with our proposed separation of our business into two distinct publicly traded companies partially offset by a $132,000 benefit recorded in the first quarter of 2012 related a revision in our original estimates regarding the future obligation related to the Jingle office space. We expect to incur additional separation related costs through the expected separation date.

Acquisition and separation related costs in 2011 of $1.9 million were primarily for professional fees to perform due diligence, historical audits in connection with regulatory filings and other procedures associated with our acquisition of Jingle in April 2011. Of the $1.9 million of acquisition related costs, we recognized approximately $372,000 for the future obligations of non-cancelable lease and other costs related to the Jingle office. The portion related to the non-cancelable lease is based on estimates of vacancy period and sublease income. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Impairment of goodwill. We perform our annual impairment testing in accordance with the Accounting Standards Codification 350, Intangibles—Goodwill and Other on November 30. As a result of this testing, we recorded a $16.7 million non-cash impairment charge on goodwill within the Archeo segment. During the fourth quarter of 2012, we announced our intention to pursue a spin-off of Archeo and the corresponding organizational changes, resulted in a change in to the our reporting units for purposes of assessing potential impairment of goodwill. The estimated fair value of the Archeo reporting unit was based on the estimates of future operating results, discounted cash flows and other market-based factors. The goodwill impairment recorded within the Archeo reporting unit resulted from the newly associated amounts of goodwill allocated upon the commencement of the reporting unit designation in the fourth quarter, and the operating results including lower projected revenue growth rates and profitability levels compared to historical results.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $6.3 million in 2012 and was attributable to the sales and disposals of Internet domain names and other intangible assets. The decrease was due to fewer number of domain sales during 2012 compared to the same period in 2011. The gain on sales and disposals of intangible assets, net was $6.8 million and $9.4 million in 2010 and 2011, respectively.

Other income (expense), net. Other income (expense), net were ($458,000) and ($449,000) in 2011 and 2012, respectively. The net decrease in other income (expense), net during 2012 was primarily due to a decrease in accretion of interest expense related to the deferred acquisition consideration for the Jingle acquisition offset by a decrease in other income.

Other income (expense), net were $129,000 and ($458,000) in 2010 and 2011, respectively. The net increase in other income (expense), net during 2011 was primarily due to accretion of interest expense related to the future consideration for the Jingle acquisition.

Income Taxes. The income tax expense in 2011 was $2.6 million compared to $16.6 million in 2012. In 2011, the effective tax rate of 47% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, acquisition related costs related to the Jingle acquisition, non-cash accretion of interest expense, and other non-deductible amounts. In 2012, the effective tax rate of (89)% differed from the expected effective tax rate of 34% due primarily to establishment of a partial valuation allowance on our federal deferred tax assets, non-deductible goodwill impairment and other items such as state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, non-cash accretion of interest expense, and other non-deductible amounts. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets.

The income tax benefit in 2010 was $617,000 compared to an income tax expense of $2.6 million in 2011. In 2010, the effective tax rate benefit of 17% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to restricted stock and incentive stock options recorded under the fair-value method, other non-deductible amounts and an adjustment for the research and experimentation credit for 2010. In addition, we recorded $362,000 of income tax benefit associated with our federal return audits for years 2005 through 2009. During 2010, 2011 and 2012, we recognized excess tax benefits (shortfalls) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock of approximately ($537,000), $913,000, and ($4.0) million, respectively, which were recorded to additional paid in capital.

Net Income (Loss). Net income decreased from $3.0 million in 2011 to a net loss of $35.2 million in 2012. The decrease was primarily attributable to the non-cash charges related to the goodwill impairment and valuation allowance totaling $33.1 and a decrease in revenues and gain on sales and disposals of intangible assets, net partially offset by a decrease in operating expenses.

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

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters ended December 31, 2012. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

(in thousands)	Quarter Ended
	Mar 31, 2011	June 30, 2011	Sept 30, 2011	Dec 31, 2011	Mar 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012
Consolidated Statement of Operations:
Revenue	$29,080	$38,761	$39,862	$39,023	$35,481	$34,013	$34,822	$33,989
Expenses:
Service costs (1)	16,672	21,701	21,848	21,614	19,937	19,240	20,636	20,388
Sales and marketing (1)	2,695	3,933	4,547	4,259	3,913	4,606	2,795	2,694
Product development (1)	4,889	5,937	6,132	5,836	5,992	5,775	5,528	6.009
General and administrative (1)	5,155	6,139	5,860	5,555	6,295	5,480	5,717	5,566
Acquisition and separation related costs	402	1,049	62	377	(132)	—	296	589
Amortization of intangible assets from acquisitions (2)	464	1,620	1,672	1,699	1,537	1,082	1,055	1,054

Total operating expenses	30,277	40,379	40,121	39,340	37,542	36,183	36,027	36,300
Impairment of goodwill	—	—	—	—	—	—	—	(16,739)
Gain on sales and disposals of intangible assets, net	1,913	2,712	2,487	2,309	1,463	3,258	713	862
Income (loss) from operations	716	1,094	2,228	1,992	(598)	1,088	(492)	(18,188)
Other income (expense):
Interest income	131	7	3	—	3	3	3	5
Interest and line of credit expense	(26)	(183)	(198)	(197)	(197)	(111)	(111)	(19)
Other	(3)	2	(1)	7	(3)	(6)	(10)	(6)

Total other income (expense)	102	(174)	(196)	(190)	(197)	(115)	(118)	(20)

Income (loss) before provision for income taxes	818	920	2,032	1,802	(795)	973	(610)	(18,208)
Income tax expense (benefit)	242	779	778	814	(80)	577	(67)	16,127

Net income (loss)	576	141	1,254	988	(715)	396	(543)	(34,335)
Dividends paid to participating securities	(63)	(61)	(67)	(68)	(73)	(66)	(123)	(394)

Net income (loss) applicable to common stockholders	$513	$80	$1,187	$920	$(788)	$330	$(666)	$(34,729)

(1)      Excludes amortization of intangible assets from acquisitions. Certain reclassifications have been made to prior periods to conform to current period presentation.

(2)      Components of amortization of intangible assets from acquisitions:

Service costs	$464	$1,314	$1,359	$1,378	$1,216	$774	$748	$747
Sales and marketing	—	292	298	307	307	307	307	307
General and administrative	—	14	15	14	14	1	—	—

Total	$464	$1,620	$1,672	$1,699	$1,537	$1,082	$1,055	$1,054

Liquidity and Capital Resources

As of December 31, 2011 and 2012, we had cash and cash equivalents of $37.4 million and $15.9 million, respectively. As of December 31, 2012, we had current and long term contractual obligations of $17.4 million and $11.9 million is for rent under our facility operating leases.

Cash provided by operating activities primarily consists of a net income (loss) adjusted for certain non-cash items such as amortization and depreciation, deferred income taxes, stock-based compensation, excess tax benefit related to stock-based compensation, acquisition related costs, accretion of interest, gain on sale of intangible assets net, impairment of goodwill and changes in working capital.

Cash provided by operating activities for the year ended December 31, 2012 of approximately $19.9 million consisted primarily of net loss of $35.2 million adjusted for non-cash items of $59.2 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, acquisition related costs, accretion of interest, excess tax benefit related to stock-based compensation, deferred income taxes that includes a $16.4 million valuation allowance, and impairment of goodwill, gain on sales and disposals of intangible and fixed assets, net of $6.3 million and $2.2 million provided by working capital and other activities. Included in the working capital amount is $881,000 of interest accretion paid as part of the 12-month and 18-month deferred acquisition payments made in April and October 2012, respectively.

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

With respect to a significant portion of our pay-for call and pay-per-click advertising services, the amount payable to the distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenue in 2010, 2011 and 2012. We generally receive payment from advertisers within several weeks or in close proximity to the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site traffic revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our local leads and call analytics services, such as YP, SuperMedia Inc., hibu (formerly Yellowbook Inc.), The Cobalt Group, and Yellow Media Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the year and as of December 31, 2012 amounts from these partners totaled 43% of revenue and $13.3 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed. Net accounts receivable balances outstanding at December 31, 2012 from YP totaled $9.5 million.

Cash used in investing activities for the year ended December 31, 2012 of approximately $3.3 million was primarily attributable to purchases for property and equipment of $2.9 million, which were more than offset by proceeds from the sales of intangible assets of approximately $6.3 million. Cash used in investing activities for the year ended December 31, 2011 of approximately $10.4 million was primarily attributable to the cash paid at closing of $15.8 million related to the Jingle acquisition, and purchases for property and equipment of $4.0 million, which were partially offset by proceeds from the sales of intangible assets of approximately $9.5 million. In April 2011, we acquired Jingle in which $15.8 million, net of cash acquired, was paid at closing. The acquisition includes deferred acquisition payments of $17.6 million and $18.0 million to be paid in cash or shares of Class B common stock or a combination of both at the Marchex’s option on the 12th and 18th month anniversaries of closing. The deferred acquisition payments were paid in cash in 2012 and are shown as financing activities. Cash provided by investing activities for the year ended December 31, 2010 of approximately $3.2 million was primarily attributable to proceeds from the sales of intangible assets of approximately $6.8 million which were primarily offset by net purchases for property and equipment of $3.4 million.

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

Cash used in financing activities for the year ended December 31, 2012 of approximately $44.7 million was primarily attributable to the cash payments of the 12-month and 18-month deferred acquisition payments related to the April 2011 Jingle acquisition totaling $33.9 million, which is net of certain working capital and other adjustment. The deferred acquisition payments excludes the interest accretion of $881,000 that is shown as an operating cash outflow. Other financing activities include the repurchase of 387,000 shares of Class B common stock for treasury stock totaling approximately $1.7 million and common stock dividend payments of $9.4 million, partially offset by net proceeds of approximately $71,000 from the sale of stock through employee stock options and employee stock plan purchases and $308,000 from excess tax benefit related to stock-based compensation. The dividend payments in 2012 include the December 2012 board of directors’ declaration of quarterly dividends for the first, second, third, and fourth quarters of 2013 totaling $5.3 million, which was paid on December 31, 2012. Cash used in financing activities for the year ended December 31, 2011 of approximately $6.3 million was primarily attributable to the repurchase of 883,000 shares of Class B common stock for treasury stock totaling approximately $6.2 million and common stock dividend payments of $2.9 million, partially offset by net proceeds of approximately $1.8 million from the sale of stock through employee stock options and employee stock plan purchases and $1.0 million from excess tax benefit related to stock-based compensation. Cash used in financing activities for the year ended December 31, 2010 of approximately $8.9 million was primarily attributable to the repurchase of 1.2 million shares of Class B common stock for treasury stock totaling approximately $6.5 million and common stock dividend payments of $2.8 million offset by net proceeds of approximately $399,000 from the sale of stock through employee stock options and employee stock plan purchases and $36,000 of excess tax benefits related to stock-based compensation.

The following table summarizes our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

In thousands	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$11,924	$2,235	$4,513	$4,599	$577
Other contractual obligations	5,504	$2,836	2,221	447	—

Total contractual obligations (1), (2)	$17,428	$5,071	$6,734	$5,046	$577

(1)

In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.

(2)	Our tax contingencies of approximately $250,000 are not included due to their uncertainty.

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

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extended the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points. As of December 31, 2012, we had $30 million of availability under the credit agreement. We have not yet determined the impact of the proposed separation on our credit agreement.

In November 2006, our board of directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. Our board of directors authorized have increases in the share repurchase program to provide for the repurchase of up to 13 million shares in the aggregate (less shares previously purchased under the share repurchase program) of our Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This share repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the years ended December 31, 2011 and 2012, approximately 883,000 and 387,000 shares of Class B common stock, respectively, were repurchased under the share purchase program.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2011, quarterly dividends were paid on February 15, May 16, August 15 and November 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 6, August 5 and November 5, respectively. Total dividends paid in 2011 were approximately $2.9 million. For 2012, quarterly dividends were paid on February 15, May 16, August 15, and November 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 6, August 5 and November 5, respectively and included two additional dividend payments on August 31 and December 31 to holders of record as of the close of business of August 16 and December 18, respectively. In August 2012, the Company’s board of directors approved an increase to the Company’s quarterly cash dividend on the Company’s Class A and Class B common stock, subject to capital availability, from $0.02 per share to $0.035 per share. The increase in the dividend raised the annual dividend rate to $0.14 per share or $5.3 million. The Company paid the incremental $0.015 per share dividends totaling $566,000 on August 31, 2012 to Class A and Class B common stockholders of record as of the close of business on August 16, 2012. In December 2012, the Company’s board of directors declared a quarterly dividend for the first, second, third and fourth quarters of 2013 totaling $0.14 per share on its Class A common stock and Class B common stock, which was paid on December 31, 2012 to the holders of record as of the close of business on December 18, 2012. The dividend paid totaled $5.3 million. Total dividends paid in 2012 were approximately $9.4 million.

Although we expect that the annual cash dividend, subject to capital availability, will be $0.14 per common share or approximately $5.3 million for the foreseeable future outside of the 2013 period for which dividends were paid at the end of 2012, there can be no assurance that we will continue to pay dividends at such a rate or at all. Upon completion of the proposed separation, the quarterly dividend payments are anticipated to be transitioned from Marchex to Archeo. There can be no assurances that Archeo will continue to pay dividends at such rate or at all.

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

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach consumers across online, mobile and offline sources. Our primary source of revenue is performance-based advertising, which includes pay-for-call advertising, pay-per-click advertising, and cost-per-action services. For pay-for-call and pay-per-click advertising, revenue is recognized upon delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listing which occurs when an mobile, online or offline user makes a phone call or clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The provisions of the accounting standard for goodwill and other intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. If our stock price were to trade below book value per share for a extended period of time and/or we continue to experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

We initiated our annual goodwill impairment analysis in the fourth quarter of 2012 and concluded that the fair value was below the carrying value for the Archeo reporting unit and recognized an impairment loss of $16.7 million. The estimated fair value of the Archeo reporting unit was based on estimates of future operating results, discounted cash flows, and other market-based factors. The goodwill impairment recorded within the Archeo reporting unit resulted from the newly associated amounts of goodwill allocated upon the commencement of the reporting unit designation in the fourth quarter, and the operating results including lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results of the Archeo reporting unit.

No impairment of our other intangible assets have been identified in 2010, 2011 or 2012. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

During 2011 and 2012, we issued equity awards of stock options, restricted stock awards, and restricted stock units that have vesting based on a combination of certain service and market conditions. For equity awards with vesting based on a combination of certain service and market conditions, we factor an estimated probability of achieving certain service and market conditions and recognize compensation cost over the requisite service period of the award. We used a binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche.

Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards, the use of the Black-Scholes option pricing model, and the use of the binomial lattice model and a Monte Carlo simulation are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 6 (b)—“Stock Option Plan” in the consolidated financial statements for additional information.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. At the end of fourth quarter 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. During the fourth quarter of 2012, we incurred a $16.7 million goodwill impairment loss within our Archeo operating segment due in part to lower projected revenue growth rates and profitability levels within Archeo compared to historical results.

The majority of the deferred tax assets have arisen due to deductions taken in the financial statements related to the impairment of goodwill and the amortization of intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Consequently, based on projections of future taxable income and tax planning strategies, we expect to be able to recover a portion of these assets. Although realization is not assured, we believe it is more likely than not, based on our operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

As of December 31, 2012, we have net deferred tax assets of $28.5 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. We have recorded a valuation allowance of $16.4 million against our federal net deferred tax assets as of December 31, 2012 as we believe it is more likely than not that these benefits will not be realized. In addition, as of December 31, 2012, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets relating to net operating loss carryforwards in certain state, city and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $5.2 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2012, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2011 and 2012, we had certain federal NOL carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

In connection with the Jingle acquisition in 2011, we acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe it will not be able to utilize and has not included those NOL carryforwards in its deferred tax assets. Our NOL carryforwards that may be utilized is approximately $7.0 million. In 2011, the Company utilized approximately $2.6 million.

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

Recent Accounting Pronouncements

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

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions. During the years ended December 31, 2011 and 2012, the effects of changes in interest rates on the fair market value of our investments and our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited Marchex, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marchex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Marchex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 12, 2013

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$37,443	$15,930
Accounts receivable, net	30,635	25,988
Prepaid expenses and other current assets	3,614	2,667
Refundable taxes	193	264
Deferred tax assets	2,753	830

Total current assets	74,638	45,679
Property and equipment, net	6,187	6,005
Deferred tax assets	46,310	27,677
Intangible and other assets, net	2,191	611
Goodwill	82,644	65,815
Intangible assets from acquisitions, net	8,088	3,360

Total assets	$220,058	$149,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,896	$12,378
Accrued expenses and other current liabilities	8,430	9,609
Deferred acquisition payments	35,214	—
Deferred revenue	1,930	2,009

Total current liabilities	58,470	23,996
Other non-current liabilities	2,580	2,216

Total liabilities	61,050	26,212
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 137,500 shares;
Class A: 12,500 shares authorized; 9,894 and 9,632 shares issued and outstanding, respectively, at December 31, 2011; 9,832 and 9,570 shares issued and outstanding, respectively, at December 31, 2012	99	98
Class B: 125,000 shares authorized; 28,074 and 27,917 shares issued and outstanding, respectively, at December 31, 2011, including 3,995 of restricted stock at December 31, 2011; and 28,380 and 27,978 shares issued and outstanding, respectively, at December 31, 2012, including 2,433 restricted stock at December 31, 2012	281	284
Treasury stock: 157 and 402 shares of Class B stock at December 31, 2011 and 2012, respectively	(1,067)	(13)
Additional paid-in capital	297,465	295,532
Accumulated deficit	(137,770)	(172,966)

Total stockholders’ equity	159,008	122,935

Total liabilities and stockholders’ equity	$220,058	$149,147

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2010	2011	2012
Revenue	$97,566	$146,726	$138,305
Expenses:
Service costs (1)	57,557	81,835	80,594
Sales and marketing (1)	13,530	15,434	13,671
Product development (1)	16,804	22,794	23,395
General and administrative (1)	17,507	22,709	22,911
Amortization of intangible assets from acquisitions (2)	2,729	5,455	4,728
Acquisition and separation related costs	—	1,890	753

Total operating expenses	108,127	150,117	146,052
Impairment of goodwill	—	—	(16,739)
Gain on sales and disposals of intangible assets, net	6,772	9,421	6,296

Income (loss) from operations	(3,789)	6,030	(18,190)
Other income (expense):
Interest income	76	141	14
Interest and line of credit expense	(107)	(604)	(438)
Other	160	5	(25)

Total other income (expense)	129	(458)	(449)

Income (loss) before provision for income taxes	(3,660)	5,572	(18,639)
Income tax expense (benefit)	(617)	2,613	16,557

Net income (loss)	(3,043)	2,959	(35,196)
Dividends paid to participating securities	(199)	(259)	(657)

Net income (loss) applicable to common stockholders	$(3,242)	$2,700	$(35,853)

Basic and diluted net income (loss) per share applicable to common stockholders
Class A	$(0.10)	$0.08	$(1.06)
Class B	$(0.10)	$0.08	$(1.05)
Dividends paid per share	$0.08	$0.08	$0.25
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	10,661	9,928	9,574
Class B	21,993	23,358	24,412
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	10,661	9,928	9,574
Class B	32,654	35,318	33,986
(1) Excludes amortization of intangible assets from acquisitions.
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$2,729	$4,515	$3,484
Sales and marketing	—	897	1,228
General and administrative	—	43	16

Total	$2,729	$5,455	$4,728

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Class A		Class B				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	common stock		common stock		Treasury stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2009	10,869	$111	25,194	$252	(695)	$(3,205)	$281,953	$(137,686)	$141,425

Issuance of common stock upon exercise of stock options	—	—	82	1	—	—	371	—	372
Income tax shortfall of option exercises and restricted stock vesting, net	—	—	—	—	—	—	(537)	—	(537)
Issuance of common stock under employee stock purchase plan	—	—	3	—	—	—	17	—	17
Issuance of restricted stock to employees	—	—	1,358	14	—	—	—	—	14
Repurchase of Class B common stock	—	—	—	—	(1,234)	(6,534)	—	—	(6,534)
Conversion of Class A common stock to Class B common stock	(631)	(6)	631	6	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(82)	(1)	—	—	(1)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	10,795	—	10,795
Retirement of treasury stock	—	—	(1,788)	(18)	1,788	8,380	(8,362)	—	—
Net loss	—	—	—	—	—	—	—	(3,043)	(3,043)
Common stock cash dividends	—	—	—	—	—	—	(2,816)	—	(2,816)

Balances at December 31, 2010	10,238	$105	25,480	$255	(223)	$(1,360)	$281,421	$(140,729)	$139,692

Issuance of common stock upon exercise of stock options	—	—	411	4	—	—	1,753	—	1,757
Income tax shortfall of option exercises and restricted stock vesting, net	—	—	—	—	—	—	913	—	913
Issuance of common stock under employee stock purchase plan	—	—	4	—	—	—	26	—	26
Issuance of common stock in connection with acquisition	—	—	1,019	10	—	—	7,593	—	7,603
Issuance of restricted stock to employees	—	—	1,103	11	—	—	—	—	11
Issuance of restricted stock to employees as part of acquisitions	—	—	462	5	—	—	—	—	5
Repurchase of Class B common stock	—	—	—	—	(883)	(6,159)	—	—	(6,159)
Conversion of Class A common stock to Class B common stock	(606)	(6)	606	6	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(62)	(1)	—	—	(1)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	15,140	—	15,140
Retirement of treasury stock	—	—	(1,011)	(10)	1,011	6,453	(6,443)	—	—
Net income	—	—	—	—	—	—	—	2,959	2,959
Common stock cash dividends	—	—	—	—	—	—	(2,938)	—	(2,938)

Balances at December 31, 2011	9,632	$99	28,074	$281	(157)	$(1,067)	$297,465	$(137,770)	$159,008

Issuance of common stock upon exercise of stock options	—	—	6	—	—	—	27	—	27
Income tax shortfall of option exercises and restricted stock vesting, net	—	—	—	—	—	—	(4,006)	—	(4,006)
Issuance of common stock under employee stock purchase plan	—	—	10	—	—	—	36	—	36
Issuance of restricted stock to employees	—	—	1,484	15	—	—	—	—	15
Tax withholding related to restricted stock awards	—	—	(7)	—	(384)	(4)	(1,607)	—	(1,611)
Repurchase of Class B common stock	—	—	—	—	(387)	(1,651)	—	—	(1,651)
Conversion of Class A common stock to Class B common stock	(62)	(1)	62	1	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(723)	(7)	—	—	(7)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	15,696	—	15,696
Retirement of treasury stock	—	—	(1,249)	(13)	1,249	2,716	(2,703)	—	—
Net loss	—	—	—	—	—	—	—	(35,196)	(35,196)
Common stock cash dividends	—	—	—	—	—	—	(9,376)	—	(9,376)

Balances at December 31, 2012	9,570	$98	28,380	$284	(402)	$(13)	$295,532	$(172,966)	$122,935

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income (loss)	$(3,043)	$2,959	$(35,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	7,694	9,473	8,457
Accretion of interest expense	—	519	362
Acquisition related costs	—	372	(132)
Leasehold improvement incentive	779	204	—
Impairment of goodwill	—	—	16,739
Gain on sales of fixed assets, net	(2)	(4)	—
Gain on sales and disposals of intangible assets, net	(6,772)	(9,421)	(6,296)
Allowance for doubtful accounts and advertiser credits	1,348	1,203	1,780
Stock-based compensation	10,832	15,143	15,696
Deferred income taxes	2,004	1,895	16,586
Excess tax benefit related to stock-based compensation	(36)	(1,032)	(308)
Change in certain assets and liabilities, net of acquisition:
Accounts receivable, net	(6,778)	(6,965)	2,948
Refundable taxes, net	1,631	4,006	(100)
Prepaid expenses and other current assets	(988)	(1,618)	1,884
Accounts payable	2,486	(1,542)	(550)
Accrued expenses and other current liabilities	(320)	1,195	(1,704)
Deferred revenue	(307)	210	79
Other non-current liabilities	860	185	(344)

Net cash provided by operating activities	9,388	16,782	19,901
Cash flows from investing activities:
Purchases of property and equipment	(3,441)	(3,971)	(2,879)
Cash paid for acquisitions, net of cash acquired	—	(15,801)	—
Proceeds from sales of property and equipment	1	9	—
Proceeds from sales of intangible assets	6,779	9,474	6,319
Purchases of intangibles and changes in other non-current assets	(116)	(103)	(120)

Net cash provided by (used in) investing activities	3,223	(10,392)	3,320
Cash flows from financing activities:
Capital lease obligation principal payments	(6)	—	—
Excess tax benefit related to stock options	36	1,032	308
Tax withholding related to restricted stock awards	—	—	(226)
Repurchase of Class B common stock for treasury stock	(6,534)	(6,159)	(1,651)
Common stock dividends payments	(2,816)	(2,938)	(9,376)
Proceeds from exercises of stock options	372	1,754	27
Proceeds from issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	10	10	8
Deferred acquisition payments	—	—	(33,860)
Proceeds from employee stock purchase plan	17	26	36

Net cash used in financing activities	(8,921)	(6,275)	(44,734)

Net increase (decrease) in cash and cash equivalents	3,690	115	(21,513)
Cash and cash equivalents at beginning of period	33,638	37,328	37,443

Cash and cash equivalents at end of period	$37,328	$37,443	$15,930

Supplemental disclosure of cash flow information:
Cash received during the period for income taxes, net of payments	(4,336)	(2,994)	117
Cash paid during the period for interest accretion on deferred payment	—	—	881
Cash paid (received) during the period for interest, net	77	(63)	(62)
Supplemental disclosure of non-cash investing and financing activities:
Fair value of Class B common stock issued in connection with acquisition	—	7,603	—
Deferred payments related to acquisition	—	34,695	835
Property and equipment acquired in accounts payable and accrued expenses	54	121	239
Tax withholding related to restricted stock awards in accrued expenses	—	—	1,384
Leasehold improvement incentive recorded in other current assets and other non-current liabilities	211	—	—

See accompanying notes to consolidated financial statements

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile performance advertising company that delivers consumer calls to businesses and analyzes those calls. The Company also provides performance-based online advertising that connects advertisers with consumers across its proprietary network of owned web sites as well as third party web sites.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of and from the date of acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to the current period presentation.

Acquisition

On April 7, 2011, the Company acquired 100% of the stock of Jingle Networks, Inc. (“Jingle”), a provider of mobile voice search performance advertising and technology solutions in North America. See Note 9 for further discussion.

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

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2011 and 2012: cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

The allowance for doubtful account activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2010	$467	$343	$353	$457
December 31, 2011	457	453	117	793
December 31, 2012	793	594	810	577

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Additions charged against revenue	Credits processed	Balance at end of period
December 31, 2010	$464	$1,005	$830	$639
December 31, 2011	639	690	856	473
December 31, 2012	473	1,186	1,074	585

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(h) Revenue Recognition

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

	Years ended December 31,
	2010	2011	2012
Partner and Other Revenue Sources	$71,537	$126,210	$127,415
Proprietary Web site Traffic Sources	26,029	20,516	10,890

Total Revenue	$97,566	$146,726	$138,305

The Company’s partner network revenues are primarily generated using third party distribution networks to deliver advertisers’ listings. The distribution network includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content, mobile carriers and other offline sources. The Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their mobile, online, offline and other user traffic. Other revenues include the Company’s call provisioning and call tracking services, presence management services, and campaign management services.

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

The Company’s primary sources of revenue are the performance-based advertising services, which include digital call advertising, pay-per-click services, and cost-per-action services. These primary sources amounted to greater than 79% of revenue for the years ended December 31, 2010, 2011 and 2012. The secondary sources of revenue are the Local Leads platform which enables partner resellers to sell call adverting and/or search marketing products and campaign management services. These secondary sources amounted to less than 21% of revenue for the years ended December 31, 2010, 2011 and 2012. The Company has no barter transactions.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The Company generates revenue from reseller partners and publishers utilizing the Company’s Local Leads platform to sell call advertising and/or search marketing products. The Company is paid account fees and also agency fees for the Company’s products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners or publishers engage the advertisers and are the primary obligor, and the Company, in certain instances, is only financially liable to the publishers in the Company’s capacity as a collection agency for the amount collected from the advertisers. The Company recognizes revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay the Company a fee for fulfilling an advertiser’s campaign in its distribution network and the Company acts as the primary obligor. The Company recognizes revenue for these fees under the gross revenue recognition method.

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

Advertisers pay the Company additional fees for services such as campaign management. Advertisers generally pay the Company on a click-through basis, although in certain cases the Company receives a fixed fee for delivery of these services. In some cases we also deliver banner campaigns for select advertisers. Banner advertising revenue may be based on a fixed fee per click and is generated and recognized on click-through activity. In other cases, banner payment terms are volume-based with revenue generated and recognized when impressions are delivered.

The Company enters into agreements with various distribution partners to provide distribution for pay-for-call and pay-per-click advertisement listings which contain call tracking numbers and/or URL strings of our

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(k) Advertising Expenses

Advertising costs are expensed as incurred and include Internet-based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing. The amounts for online and related outside marketing activities were approximately $3.8 million, $3.3 million and $1.9 million for the years ended December 31, 2010, 2011 and 2012, respectively.

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

(n) Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method.

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

There were no distribution partners representing more than 10% of consolidated revenue for the years ended December 31, 2010, 2011 and 2012.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Years ended December 31,
	2010	2011	2012
Advertiser A	23%	31%	27%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of consolidated accounts receivable is as follows (in percentages):

	At December 31,
	2011	2012
Advertiser A	37%	36%
Advertiser B	*	11%

*	Less than 10% of accounts receivable.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(q) Net Income (Loss) Per Share

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

The following table calculates net income (loss) to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2010		2011		2012
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(1,058)	$(1,985)	$799	$2,160	$(10,164)	$(25,032)
Dividends paid to participating securities	—	(199)	—	(259)	—	(657)

Net income (loss) applicable to common stockholders	$(1,058)	$(2,184)	$799	$1,901	$(10,164)	$(25,689)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,661	21,993	9,928	23,358	9,574	24,412

Basic net income (loss) per share applicable to common stockholders	$(0.10)	$(0.10)	$0.08	$0.08	$(1.06)	$(1.05)

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table calculates net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2010		2011		2012
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(1,058)	$(1,985)	$799	$2,160	$(10,164)	$(25,032)
Dividends paid to participating securities	—	(199)	—	(259)	—	(657)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	(1,058)	—	799	—	(10,164)

Net income (loss) applicable to common stockholders	$(1,058)	$(3,242)	$799	$2,700	$(10,164)	$(35,853)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	10,661	21,993	9,928	23,358	9,574	24,412
Weighted average stock options and common shares subject to repurchase or cancellation	—	—	—	2,032	—	—
Conversion of Class A to Class B common shares outstanding	—	10,661	—	9,928	—	9,574

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	10,661	32,654	9,928	35,318	9,574	33,986

Diluted net income (loss) per share applicable to common stockholders	$(0.10)	$(0.10)	$0.08	$0.08	$(1.06)	$(1.05)

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the years ended December 31, 2010, 2011 and 2012, outstanding options to acquire 6,411, 4,792, and 7,029 shares, respectively, of Class B common stock.

•

For the years ended December 31, 2010, 2011, and 2012, 3,214, 134 and 2,433 shares, respectively, of unvested Class B restricted common shares issued to employees and in connection with acquisitions. These shares were for future services that vest over periods ranging from two to six years.

•	For the year ended December 31, 2011 and 2012, 153 and 131 restricted stock units with vesting based on meeting certain service and market conditions, respectively.

•

For the year ended December 31, 2011, 5,987 shares of Class B common stock that may be issued in lieu of cash for the deferred payments related to the acquisition of Jingle using the “if converted” method. See Note 9 for further discussion.

(r) Guarantees

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(s) Deferred Acquisition Payment

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

(t) Recently Issued Accounting Standards

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

(2) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Years ended December 31,
	2011 (1)	2012 (1)
Computer and other related equipment	$13,671	$15,842
Purchased and internally developed software	6,667	7,452
Furniture and fixtures	1,229	1,242
Leasehold improvements	1,805	1,809

	$23,372	$26,345
Less: accumulated depreciation and amortization	(17,185)	(20,340)

Property and equipment, net	$6,187	$6,005

(1)	Includes the original cost and accumulated depreciation of fully-depreciated fixed assets which were $13.3 million and $15.8 million at December 31, 2011 and 2012, respectively.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company has not capitalized any internally developed software costs during 2010, 2011 and 2012.

Depreciation and amortization expense incurred by the Company was approximately $3.0 million, $2.8 million and $3.2 million for the years ended December 31, 2010, 2011 and 2012, respectively.

(3) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement, as amended, matures and all outstanding borrowings are due in April 2014. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the years ended December 31, 2011 and 2012, the Company had no borrowings under the Credit Agreement.

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

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2013	$2,235	$2,836	$5,071
2014	2,288	1,582	3,870
2015	2,225	639	2,864
2016	2,266	447	2,713
2017	2,333	—	2,333
2018 and after	577	—	577

Total minimum payments	$11,924	$5,504	$17,428

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In May 2010, the Company entered into a lease agreement for office facilities in New York, New York which commenced in the second quarter of 2010 and expires in March 2018.

Rent expense incurred by the Company was approximately $1.7 million, $2.1 million and $2.0 million for the years ended December 31, 2010, 2011 and 2012, respectively.

(5) Income Taxes

The components of income (loss) before provision for income taxes consist of the following (in thousands):

	Years ended December 31,
	2010	2011	2012
United States	$(3,518)	$5,819	$(18,643)
Foreign	(142)	(247)	4

Income (loss) before provision for income taxes	$(3,660)	$5,572	$(18,639)

The provision (benefit) for income taxes for the Company consists of the following (in thousands):

	Years ended December 31,
	2010	2011	2012
Current provision (benefit)
Federal	$(2,168)	$(249)	$(94)
State	46	16	63
Foreign	—	—	2
Deferred provision (benefit)
Federal	2,004	1,895	4,155
State	—	—	—
Tax expense (benefit) of equity adjustment for stock option exercises and restricted stock vesting	(605)	824	(4,227)
Valuation allowance	—	—	16,400
Other	106	127	258

Total income tax expense (benefit)	$(617)	$2,613	$16,557

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates of 34% for 2010, 2011, and 2012, respectively, to income (loss) before provision for income taxes as a result of the following (in thousands):

	Years ended December 31,
	2010	2011	2012
Income tax expense (benefit) at U.S. statutory rate	$(1,244)	$1,895	$(6,337)
State taxes, net of valuation allowance	30	45	42
Non-deductible stock compensation	757	645	599
Non-deductible goodwill impairment	—	—	3,833
Effect of rate change on deferred items	—	—	1,289
Valuation allowance	—	—	16,400
Effect of non-U.S. operations, net of valuation allowance	48	84	—
Research tax credits	(240)	(722)	(242)
Other non-deductible expenses	32	666	973

Total income tax expense (benefit)	$(617)	$2,613	$16,557

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	As of December 31,
	2011	2012
Deferred tax assets:
Accrued liabilities not currently deductible	$1,842	$1,685
Intangible assets-excess of financial statement over tax amortization	16,461	15,333
Goodwill recognized on financial statements in excess of tax amortization	21,282	18,976
Stock-based compensation	7,809	4,834
Federal net operating losses and AMT credit carryforwards	1,480	3,519
State and city net operating loss carryforwards	4,481	5,074
Research & experimental tax credit carryforwards	1,302	1,478
Other	285	329

Gross deferred tax assets	54,942	51,228
Valuation allowance	(4,579)	(21,575)

Net deferred tax assets	50,363	29,653
Deferred tax liabilities:
Excess of tax over financial statement depreciation	1,300	1,146

Total deferred tax liabilities	1,300	1,146

Net deferred tax assets	$49,063	$28,507

The Company recorded approximately $2.0 million in federal NOL carryforwards in 2012 which will expire in 2032. The Company also has research and development credits of $1.5 million available to reduce income taxes, if any, which will expire in 2029 through 2031, if not utilized. The 2012 Taxpayer Relief Act was signed into law on January 2, 2013 which extends the research tax credit for two years to December 31, 2013 and is retroactive to January 1, 2012. As a result of the retroactive extension, the Company expects to recognize an estimated tax benefit of approximately $413,000 for qualifying amounts incurred in 2012. The tax benefit for the 2012 period will be recognized in the period the law was enacted, which is the first quarter of 2013.

The Company has recorded a deferred tax asset for stock-based compensation recorded on unexercised non-qualified stock options and certain restricted shares. The ultimate realization of this asset is dependent upon the fair value of the Company’s stock when the options are exercised, and generation of sufficient taxable income to realize the benefit of the related tax deduction.

At December 31, 2011 and 2012, the Company recorded a valuation allowance of $4.6 million and $21.6 million, respectively, against its federal, state, city and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized. The change in the valuation allowance in 2012 was approximately $17.0 million.

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, the Company recognized a partial valuation allowance of $16.4 million on its federal deferred tax assets. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

other assets. During the fourth quarter of 2012, the Company incurred a $16.7 million goodwill impairment loss within its Archeo operating segment due in part to lower projected revenue growth rates and profitability levels within Archeo compared to historical results.

The majority of the deferred tax assets have arisen due to deductions taken in the financial statements related to the impairment of goodwill and the amortization of intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Consequently, based on projections of future taxable income and tax planning strategies, the Company expects to be able to recover a portion of these assets. Although realization is not assured, the Company believes it is more likely than not, based on its operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that the Company’s net deferred tax assets, excluding certain state and foreign net operating loss carryforwards, will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

At December 31, 2011 and 2012, the Company has certain tax effected state, city, and foreign net operating loss (NOL) carryforwards of approximately $4.6 million and $5.2 million, respectively. The Company does not have a history of taxable income in the relevant jurisdictions and the state, city, and foreign net operating loss carryforwards will more likely than not expire unutilized. Therefore, the Company has recorded a 100% valuation allowance on the state, city, and foreign net operating loss carryforwards as of December 31, 2011 and 2012.

In connection with the Jingle acquisition in 2011, the Company acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be available. Accordingly, the Company recorded approximately $7.0 million of NOL carryforwards, which will begin to expire in 2026. The Company utilized $2.6 million in 2011.

In addition, at December 31, 2011 and 2012, the Company had certain federal net operating loss carryforwards of approximately $1.7 million which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred related to these specific NOL carryforwards, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

During the years ended December 31, 2010, 2011 and 2012, the Company recognized excess tax benefits (shortfall) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock of approximately ($537,000), $913,000, and ($4.0) million, respectively, which were recorded to additional paid in capital.

The tax benefit realized for the tax deductions from option exercises and restricted stock vesting totaled $1.2 million, $2.5 million, and $0, respectively, for the years ended December 31, 2010, 2011, and 2012.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. The Company adjusts these contingencies in light of changing

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The following table summarizes the activity related to the Company’s tax contingencies from January 1, 2010 to December 31, 2012 (in thousands):

Gross tax contingencies—January 1, 2010	$463
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$83
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2010	$546
Gross increases to tax positions associated with prior periods	$66
Gross increases to current period tax positions	$156
Gross decreases to tax positions associated with prior periods	$(362)
Settlements	$(101)
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2011	$305
Gross increases to tax positions associated with prior periods	$28
Gross increases to current period tax positions	$—
Gross decreases to tax positions associated with prior periods	$(83)
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2012	$250

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2007 are within the statute of limitations and are under examination or may be subject to examination.

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

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. In 2008 and 2009, the Company’s board of directors authorized various increases in the share repurchase program for the Company to repurchase up to 11 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. In December 2011, the Company’s board of directors authorized an increase in the share repurchase program for the Company to repurchase up to 12 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2010, the Company repurchased approximately 1.2 million shares of Class B common stock for $6.5 million under this repurchase program. During the year ended December 31, 2011, the Company repurchased approximately 883,000 shares of Class B common stock for $6.2 million under this repurchase program. During the year ended December 31, 2012, the Company repurchased approximately 387,000 shares of Class B common stock for $1.7 million under this repurchase program.

During the years ended December 31, 2011 and 2012, the Company’s board of directors authorized the retirement of 1.0 million and 1.2 million shares, respectively, of the Company’s Class B common stock, all of which had been repurchased by the Company and had been classified as treasury stock on the consolidated balance sheet before retirement.

During 2010, 2011 and 2012, the Company’s board of directors declared the following quarterly dividends on the Company’s Class A common stock and Class B common stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2010	$0.02	February 4, 2010	$706	February 15, 2010
April 2010	$0.02	May 5, 2010	$704	May 17, 2010
July 2010	$0.02	August 6, 2010	$705	August 16, 2010
October 2010	$0.02	November 5, 2010	$701	November 15, 2010
January 2011	$0.02	February 4, 2011	$712	February 15, 2011
April 2011	$0.02	May 6, 2011	$743	May 16, 2011
July 2011	$0.02	August 5, 2011	$738	August 15, 2011
October 2011	$0.02	November 5, 2011	$745	November 15, 2011
January 2012	$0.02	February 3, 2012	$751	February 15, 2012
April 2012	$0.02	May 4, 2012	$743	May 15, 2012
July 2012	$0.02	August 3, 2012	$755	August 15, 2012
August 2012	$0.015	August 16, 2012	$566	August 31, 2012
October 2012	$0.035	November 2, 2012	$1,300	November 15, 2012

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In August 2012, the Company’s board of directors approved an increase to the Company’s quarterly cash dividend on the Company’s Class A and Class B common stock, subject to capital availability, from $0.02 per share to $0.035 per share. The increase in the dividend raises the annual dividend rate to $0.14 per share or $5.3 million. The Company paid the incremental $0.015 per share dividends on August 31, 2012 to Class A and Class B common stockholders of record as of the close of business on August 16, 2012. The Company paid approximately $566,000 for these incremental dividends.

In December 2012, the Company’s board of directors declared a quarterly dividend for the first, second, third and fourth quarters of 2013 totaling $0.14 per share on its Class A common stock and Class B common stock, which was paid on December 31, 2012 to the holders of record as of the close of business on December 18, 2012. The dividend paid totaled $5.3 million.

(b) Stock Option Plan

The Company’s stock incentive plan (the “2003 Plan”) allows for grants of both stock option and restricted stock awards to employees, officers, non-employee directors, and consultants and such options may be designated as incentive or non-qualified stock options at the discretion of the Plan’s Administrative Committee. In May 2010, the Company’s Board of Directors approved an amendment to the Company’s 2003 Amended and Restated Stock Incentive Plan (the “Plan”) which provides for the grant of restricted stock units to eligible participants under the Plan. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock and provides for the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 8,000,000 shares. Annual increases are to be added on the first day of each fiscal year beginning on January 1, 2004 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company). As a result of this provision, the authorized number of shares available under this Plan was increased by 1,768,421 to 15,901,595 on January 1, 2010 and by 1,774,752 to 17,676,347 on January 1, 2011 and by 1,877,411 to 19,553,758 on January 1, 2012. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4 year period.

In April 2012, the Company’s Board of Directors approved the establishment of the Marchex 2012 Stock Incentive Plan (the “2012 Plan”). After December 31, 2012, no further awards will be made under the 2003 Plan. The 2012 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2013 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, if lesser of 2,000,000 shares of Class B common stock or such number as determined by the Company’s Board of Directors. As a result of this provision, the authorized number of shares available under the 2012 Plan was increased by 1,877,388 to 5,377,388. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4 year period.

The Company did not grant any options with exercise prices less than the then current market value during 2010, 2011 and 2012.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Twelve months ended December 31,
	2010	2011	2012
Service costs	$805	$1,291	$1,904
Sales and marketing	799	1,505	2,039
Product development	1,015	1,416	1,051
General and administrative	8,213	10,931	10,702

Total stock-based compensation	$10,832	$15,143	$15,696

Income tax benefit related to stock-based compensation included in net income (loss)	$3,012	$5,048	$4,857

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2010, 2011 and 2012, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments which commenced in 2007.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Years ended December 31,
	2010	2011	2012
Expected life (in years)	3.5 – 6.25	4.0 – 6.25	4.0 – 6.25
Risk-free interest rate	1.00% to 2.08%	0.60% to 1.77%	0.47% to 0.78%
Expected volatility	66% to 68%	68% to 71%	65% to 70%
Weighted average expected volatility	67%	70%	67%
Expected dividend yield	0.91% to 1.10%	0.91%	1.33% to 3.11%

During 2010, 2011, and 2012, the Company issued equity awards which include stock options, restricted stock awards, and restricted stock units that have vesting based on a combination of certain service and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche. The risk-free interest rate is based on the 10 year bond rate as of the valuation date based on the contractual life of the option.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following weighted average assumptions were used in determining the fair value for option grants with vesting based on a combination of certain service and market conditions for the periods presented:

	Years ended December 31,
	2010	2011	2012
Expected life (in years)	1.2 – 5.9	1.97 – 4.54	1.50 – 5.74
Risk-free interest rate	3.36% to 3.56%	1.94%	1.81%
Expected volatility	61%	57%	60%
Weighted average expected volatility	61%	57%	60%
Expected dividend yield	0.91% to 1.63%	1.26%	3.17%

Stock option and restricted stock award activity during the period indicated is as follows:

	Options and Restricted Stock available for grant	Number of options outstanding	Weighted average exercise price of options	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2009	3,478,507	4,701,151	$9.59	5.61
Increase to option pool January 1, 2010	1,768,421
Options granted (1)	(2,376,450)	2,376,450	6.62
Restricted stock granted	(1,613,000)	—
Restricted stock forfeited	82,250	—
Options exercised	—	(81,974)	4.54
Options expired	296,214	(296,214)	13.49
Options forfeited	288,824	(288,824)	7.12

Balance at December 31, 2010	1,924,766	6,410,589	$8.48	7.20
Increase to option pool January 1, 2011	1,774,752
Options granted (2)	(1,735,950)	1,735,950	7.28
Restricted stock granted	(1,603,899)	—
Restricted stock forfeited	62,125	—
Options exercised	—	(410,662)	4.28
Options expired	277,775	(277,775)	14.47
Options forfeited	254,318	(254,318)	6.70

Balance at December 31, 2011	953,887	7,203,784	$8.24	6.81
Increase to option pool January 1, 2012	1,877,411
Options granted (2)	(915,500)	915,500	4.13
Restricted stock granted	(1,343,250)	—
Restricted stock forfeited	723,232	—
Options exercised	—	(6,556)	4.13
Options expired	407,505	(407,505)	11.04
Options forfeited	675,863	(675,863)	7.04

Balance at December 31, 2012	2,379,148	7,029,360	$7.67	6.28	$506

Options exercisable at December 31, 2012 (3)		4,650,934	$8.52	5.08	$339

(1)	Includes 880,000 stock options which vest over 2 years.
(2)	Includes 765,000, 313,400, and 202,000 stock options issued in 2010, 2011 and 2012, respectively, which have vesting based on a combination of certain service and market conditions.
(3)	Includes 618,000 stock options which have vested based on meeting a combination of certain service and market conditions.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2012:

Options Outstanding				Options Exercisable
Range of exercise prices per share	Number Outstanding	Average remaining contractual life (in years)	Weighted Average Exercise price per share	Number exercisable	Weighted average exercise price per share
$ 3.00 – $ 4.06	715,589	5.76	$3.40	341,610	$3.12
$ 4.10 – $ 4.41	482,544	9.72	4.38	18,610	4.28
$ 4.44 – $ 4.63	738,375	6.67	4.62	718,149	4.63
$ 4.64 – $ 4.89	806,051	6.54	4.85	657,986	4.86
$ 4.90 – $ 6.10	368,778	7.02	5.41	234,677	5.43
$ 6.19 – $ 6.35	846,100	8.82	6.35	229,025	6.35
$ 6.38 – $ 8.67	477,175	4.43	7.11	334,715	6.88
$ 8.68 – $ 8.77	756,850	7.41	8.77	432,949	8.77
$ 8.81 – $11.02	873,062	5.12	10.27	718,377	10.45
$11.27 – $24.54	964,836	3.00	16.21	964,836	16.21

	7,029,360	6.28	$7.67	4,650,934	$8.52

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2010	2011	2012
Weighted average fair value of options granted	$6.62	$3.54	$1.78
Intrinsic value of options exercised (in thousands)	$293	$1,885	$7
Total grant date fair value of restricted stock vested (in thousands)	$5,023	$4,056	$22,015

At December 31, 2012, there was $6.6 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.5 years.

During the years ended December 31, 2010, 2011 and 2012 gross proceeds recognized from the exercise of stock options was approximately $372,000, $1.8 million and $27,000, respectively. The net excess tax benefit (shortfall) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock during the years ended December 31, 2010, 2011 and 2012, of approximately ($537,000), $913,000 and ($4.0) million, respectively, were recorded to additional paid in capital.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted stock awards and restricted stock unit activity for the years ended December 31, 2010, 2011 and 2012 is summarized as follows:

	Shares/ Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	2,541,802	$8.99
Granted	1,613,000	6.67
Vested	(603,802)	8.32
Forfeited	(82,250)	4.52

Unvested at December 31, 2010	3,468,750	$8.13
Granted (1)	1,603,899	7.20
Vested	(721,500)	5.63
Forfeited	(62,125)	6.42

Unvested at December 31, 2011	4,289,024	$8.23
Granted (2)	1,343,250	3.79
Vested	(2,323,431)	9.47
Forfeited	(745,332)	7.08

Unvested at December 31, 2012	2,563,511	$5.12

(1)	Includes 255,000 and 104,100 restricted stock units issued in 2010 and 2011, respectively, which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service and market conditions.
(2)	Includes 202,000 restricted stock awards issued in 2012, which vest upon satisfaction of certain service and market conditions.

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

As of December 31, 2012, there was $13.3 million of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years.

In the second quarter of 2012, vesting of approximately 195,000 restricted shares were fully accelerated in connection with a separation agreement. In the fourth quarter of 2012, 1,050,000 restricted shares that would otherwise have vested on January 1, 2013 were vested on December 31, 2012.

During 2012, the Company repurchased 391,000 shares from certain executives for minimum withholding taxes on 1,255,000 restricted stock award vests. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $1.6 million. The Company then remitted cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid in capital.

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

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 Employee Stock Purchase Plan to provide that effective January 1, 2006 eligible participants may purchase the Company’s Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period. During the year ended December 31, 2010, 3,304 shares were purchased at prices ranging from $3.66 to $9.06 per share. During the year ended December 31, 2011, 3,637 shares were purchased at prices ranging from $5.94 to $8.44 per share. During the year ended December 31, 2012, 9,817 shares were purchased at prices ranging from $3.43 to $4.24 per share. At December 31, 2012, approximately 214,000 shares were available under the purchase plan for future issuance.

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

(8) 401(k) Savings Plan

The Company has a Retirement/Savings Plan (401(k) Plan) under Section 401(k) of the Internal Revenue Code which covers those employees that meet eligibility requirements. Eligible employees may contribute up to the Internal Revenue Code prescribed maximum amounts. During 2011, the Company elected to match a portion of the employee contributions up to a defined maximum. No cash matching contributions were made in 2011. In 2012, cash contributions were made in the amount of $67,000.

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

•

Future consideration of (i) $17.6 million, net of certain working capital adjustments, on the first annual anniversary of the closing, and (ii) $18.0 million on the 18th month anniversary of closing, with the future consideration payable in either cash or shares of the Company’s Class B common stock or some combination to be determined by the Company. Any shares issued in payment of the future consideration will be increased by 5%. In April 2012 and October 2012, the Company paid approximately $16.9 million and $17.9 million in cash, net of certain working capital and other adjustments, on the first and 18th month anniversary of closing, respectively.

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

The fair value of the shares of Class B common stock issued as part of the consideration paid was valued at $7.6 million using the Company’s closing stock price of $7.46 per share at the acquisition date. The fair value of the future consideration payments of $34.7 million was discounted using a rate of approximately 2% based on the Company’s incremental borrowing rate and is recorded on the balance sheet as deferred acquisition payments. Acquisition related costs of approximately $1.9 million for 2011 were primarily for professional fees to perform due diligence, historical audits and other procedures associated with the acquisition. Of the $1.9 million of acquisition related costs in 2011, we recognized approximately $372,000 for the future obligations of non-cancelable lease and other costs related to the Jingle office. The portion related to the non-cancelable lease is based on estimates of vacancy period and sublease income. In March 2012, the Company arranged for the future sublease of the Jingle office space and revised its original estimates which resulted in a $132,000 benefit recorded in acquisition and separation related costs in the consolidated statements of operations. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

In connection with the acquisition, the Company acquired federal net operating loss carryforwards (“NOL”). Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. The Company believes that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, the Company recorded approximately $7.0 million of NOL carryforwards. In 2011, the Company utilized approximately $2.6 million.

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

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Jingle and is based on the historical results of operations of the Company and Jingle. The pro forma information reflects the results of operations of the Company as if the acquisition of Jingle had taken place on January 1, 2010. The unaudited pro forma financial information for the year ended December 31, 2010 combine the historical results of operations for the Company and Jingle for the year ended December 31, 2010. The unaudited pro forma financial information for the year ended December 31, 2011 combine the historical results of operations for the Company for the year ended December 31, 2011 and Jingle’s historical results of operations during the pre-acquisition period from January 1, 2011 to April 7, 2011. The results of operations for Jingle for the year ended December 31, 2012 are incorporated in the results of operations for the Company for the year ended December 31, 2012. The pro forma information includes adjustments for amortization of intangible assets, intercompany activity and accretion of interest expense related to the future consideration. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

(in thousands)	Years ended December 31,
	2010	2011
Revenue	$113,628	$152,517
Net income (loss)	(14,760)	1,830
Net income (loss) applicable to common stockholders	(14,959)	1,570

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2011
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net
Advertiser relationship	$3,070	$(897)	$2,173
Patents	318	(232)	86
Distribution partner relationship	4,830	(1,177)	3,653
Non-compete agreements	58	(43)	15
Trademarks/domains	40,539	(40,130)	409
Acquired technology	2,760	(1,008)	1,752

	$51,575	$(43,487)	$8,088

	As of December 31, 2012
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net
Advertiser relationship	$3,070	$(2,125)	$945
Distribution partner relationship	4,830	(2,787)	2,043
Acquired technology	2,760	(2,388)	372

	$10,660	$(7,300)	$3,360

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $42.6 million and $82.1 million at December 31, 2011 and 2012, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Advertiser relationships, patents, distribution partner relationships, non-compete agreements, trademark/domains and acquired technology have weighted average useful life from date of purchase of 2.5 years, 1.0 year, 3.0 years, 1.0 year, 4.8 years and 2.0 years, respectively. Aggregate amortization expense incurred by the Company for the years ended December 31, 2010, 2011 and 2012, was approximately $2.7 million, $5.5 million and $4.7 million, respectively. Based upon the current amount of acquired intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $2.9 million in 2013, $433,000 in 2014, and $0 thereafter.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(11) Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2012 are as follows (in thousands):

	Call Driven	Archeo	Total
Balance as of December 31, 2010	$—	$—	$35,337
Jingle acquisition	—	—	47,344
Other	—	—	(37)

Balance as of December 31, 2011	—	—	82,644
Jingle acquisition	—	—	(53)
Other	—	—	(37)
Goodwill allocation between segments	63,305	19,249	—
Impairment	—	(16,739)	(16,739)

Balance as of December 31, 2012	$63,305	$2,510	$65,815

In 2012, the decrease in goodwill was primarily related to the impairment loss recognized during the fourth quarter within the Archeo segment as discussed further below. During the fourth quarter of 2012, the Company announced its intention to pursue a spin-off of Archeo and the corresponding organizational changes resulted in a change to the Company’s reportable operating segments and reporting units for purposes of assessing potential impairment of goodwill. The Company’s reporting units are consistent with its reportable operating segments identified in Note 13. Prior to the fourth quarter of 2012, the Company operated in a single operating segment consisting of a single reporting unit. In connection with the change in reportable operating segments and reporting units, the Company allocated approximately $19.2 million and $63.3 million of goodwill to its Archeo and Call-Driven segments, respectively.

Goodwill at December 31, 2011 is net of the 2008 impairment charge of $169.3 million. Goodwill at December 31, 2012 is net of the accumulated impairment charges from 2008 and 2012 of $186.0 million.

The Company reviews goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company initiated its annual goodwill impairment analysis in the fourth quarter of 2012 and concluded that the fair value was below the carrying value for the Archeo reporting unit and recognized an impairment loss of $16.7 million. The estimated fair value of the Archeo reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors. The goodwill impairment recorded within the Archeo reporting unit resulted from the newly associated amounts of goodwill allocated upon the commencement of the reporting unit designation in the fourth quarter, and the operating results including lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results of the Archeo reporting unit.

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in the share price of the Company’s common stock and market capitalization. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

climate, among other factors, could result in the need to perform an impairment analysis in future interim periods. The Company cannot accurately predict the amount and timing of any future impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, the Company would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

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

(12) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	As of December 31,
	2011	2012
Internet domain names	$15,256	$14,910
Less accumulated amortization	(14,535)	(14,590)

Internet domain names, net	721	320
Other assets:
Registration fees, net	1,142	9
Other	328	282

Total intangibles and other assets, net	$2,191	$611

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the year ended December 31, 2012 to renew or extend the term for domain names was $2.4 million. The weighted average renewal period for registration fees as of December 31, 2012 was approximately 1.0 year.

Amortization expense for Internet domain names for the years ended December 31, 2010, 2011 and 2012, was approximately $1.6 million, $1.2 million and $520,000, respectively.

Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $280,000 in 2013, $40,000 in 2014 and $0 thereafter.

(13) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. During the fourth quarter of 2012, the Company changed its internal reporting available to its chief operating decision maker for evaluating segment

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

performance and allocating resources due to its intention to spin off Archeo and revised segment disclosures accordingly. The new reporting disaggregates the Company’s operations into the Call-driven and Archeo segments, and represented a change in the Company’s reportable operating segments. Prior to the fourth quarter of 2012, the Company operated in a single operating segment.

The Company’s Call-driven segment comprises its performance-based advertising business focused on driving phone calls. The Archeo segment comprises the Company’s click-based advertising and Internet domain name businesses. Segment expenses include both direct costs incurred by the segment businesses as well as an allocation of certain shared and indirect costs. Segment expenses exclude the following: stock-based compensation, amortization of intangible assets from acquisitions, acquisition related costs, and other income (expense).

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed. The change in the Company’s operating segments during the fourth quarter of 2012 also resulted in a change in the Company’s reporting units for purposes of assessment potential impairment of goodwill. Goodwill was reallocated to the Company’s two reporting units based on their respective fair values and the Company recognized an impairment of goodwill of $16.7 million related to its Archeo segment. The carrying amount of goodwill by operating segment at December 31, 2012 was approximately $63.3 million and $2.5 million for Call-driven and Archeo, respectively.

Selected segment information (in thousands):

	Year ended December 31, 2012
	Call-driven	Archeo	Total
Revenue	$111,886	$26,419	$138,305
Expenses:
Service costs	64,644	14,046	78,690
Sales and marketing	9,172	2,460	11,632
Product development	19,861	2,484	22,345
General and administrative	10,617	1,591	12,208
Gain on sales of intangible assets	—	6,296	6,296

Segment profit	$7,592	$12,134	$19,726
Less reconciling items:
Stock based compensation			15,696
Impairment of goodwill			16,739
Amortization of intangible assets from acquisitions			4,728
Acquisition and separation related costs			753
Interest expense and other, net			449

Loss before provision for income taxes			$(18,639)

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31, 2011
	Call-driven	Archeo	Total
Revenue	$101,830	$44,896	$146,726
Expenses:
Service costs	56,703	23,841	80,544
Sales and marketing	9,994	3,935	13,929
Product development	17,421	3,957	21,378
General and administrative	9,877	1,901	11,778
Gain on sales of intangible assets	—	9,421	9,421

Segment profit	$7,835	$20,683	$28,518
Less reconciling items:
Stock based compensation			15,143
Amortization of intangible assets from acquisitions			5,455
Acquisition and separation related costs			1,890
Interest expense and other, net			458

Income before provision for income taxes			$5,572

	Year ended December 31, 2010
	Call-driven	Archeo	Total
Revenue	$46,961	$50,605	$97,566
Expenses:
Service costs	27,628	29,124	56,752
Sales and marketing	7,629	5,102	12,731
Product development	12,575	3,214	15,789
General and administrative	7,133	2,161	9,294
Gain on sales of intangible assets	—	6,772	6,772

Segment profit (loss)	$(8,004)	$17,776	$9,772
Less reconciling items:
Stock based compensation			10,832
Amortization of intangible assets from acquisitions			2,729
Acquisition and separation related costs			—
Interest expense and other, net			(129)

Loss before provision for income taxes			$(3,660)

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other digital activities.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Revenues by geographic region are as follows (in percentages):

	Years ended December 31,
	2010	2011	2012
United States	96%	94%	94%
Canada	4%	6%	6%
Other countries	*	*	*

	100%	100%	100%

*	Less than 1% of revenue

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

(b) Report of the registered public accounting firm

The report of KPMG LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2013 annual meeting of stockholders (the “2013 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2012.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investor Relations” and then “Governance Documents”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2011 and 2012;

•	Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2011 and 2012;

•	Consolidated Statements of Cash Flow for the years ended December 31, 2010, 2011 and 2012; and

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 12, 2013.

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

Signature	Date

/S/ RUSSELL C. HOROWITZ Russell C. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2013

/S/ MICHAEL A. ARENDS Michael A. Arends Chief Financial Officer (Principal Financial Officer)	March 12, 2013

/S/ JOHN KEISTER John Keister Executive Vice Chairman and Director	March 12, 2013

/S/ DENNIS CLINE Dennis Cline Director	March 12, 2013

/S/ ANNE DEVEREUX Anne Devereux Director	March 12, 2013

Signature	Date

/S/ NICOLAS J. HANAUER Nicolas J. Hanauer Vice Chairman and Director	March 12, 2013

/S/ M. WAYNE WISEHART M. Wayne Wisehart Director	March 12, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among the Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated as of July 21, 2004, by and among the Registrant, Project TPS, Inc., goClick.com, Inc. and the Sole Stockholder of goClick.com, Inc. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 10, 2010 and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and among the Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004 and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated as of April 26, 2005, by and among the Registrant, Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

2.6	Agreement and Plan of Merger, dated as of July 27, 2005, by and among the Registrant, Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

2.7	Asset Purchase Agreement, dated as of May 1, 2006, by and among the Registrant, MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

2.8	Asset Purchase Agreement, dated as of May 26, 2006, by and among the Registrant, MDNH, Inc., OpenList, Inc., Brian Harriman, the stockholders of OpenList, Inc., and with respect to the Articles VI and XI only, Brad Gerstner as stockholder representative (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

†††2.9	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Registrant, VoiceStar, Inc., and the Shareholders of VoiceStar, Inc.

+2.10	Agreement and Plan of Merger, dated as of April 7, 2011, by and among the Registrant, Marchex Acquisition Corporation, Jingle Networks, Inc. and with respect to Articles II, V and VIII only, Chip Hazard as the Stockholder Representative (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-174016) filed with the SEC on June 29, 2011 and incorporated herein by reference).

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).
3.2	Amended and Restated Certificate of Incorporation of the Registrant (Filed with Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

3.3	By-laws of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

†††3.4	Amended and Restated By-Laws of the Registrant.

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (Filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004 and incorporated herein by reference).

*10.1	Amended and Restated 2003 Stock Incentive Plan (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

*10.2	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.3	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

*10.4	2004 Employee Stock Purchase Plan (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.5	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

+10.6	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

*10.7	2004 Employee Stock Purchase Plan, as amended on December 8, 2005 (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

*10.8	Marchex, Inc. Annual Incentive Plan. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

†††*10.9	Form of Restricted Stock Agreement.

Exhibit Number	Description of Document

*10.10	Form of Retention Agreement. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).
†††+10.11	Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC.

+10.12	Credit Agreement dated as of April 1, 2008, by and between the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 and incorporated herein by reference).

*10.13	Form of Retention Agreement Amendment (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.14	Revised Form of Retention Agreement (Filed with Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.15	Form of Restricted Stock Agreement Amendment (Filed with Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.16	First Amendment to Executive Employment Agreement effective as of May 8, 2009, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.17	Revised Form of Executive Restricted Stock Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.18	Form of Director Restricted Stock Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

10.19	Amended and Restated Lease effective as of June 5, 2009, between 520 Pike Street, Inc. and the Registrant (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.20	Form of Executive Officer Stock Option Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009 and incorporated herein by reference).

+10.21	Amendment No. 1 to Master Services and License Agreement effective as of April 30, 2010, by the between MDNH, Inc. and YellowPages.com LLC d/b/a AT&T Interactive and related Project Addendum No. 1, effective as of January 1, 2009, as amended (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.22	Form of Notice of Grant of Executive Officer Stock Option (Performance-Based) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).
*10.23	Form of Notice of Grant of Executive Officer Stock Option (Time-Based) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.24	Form of Notice of Grant of Executive Officer Restricted Stock Units (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

Exhibit Number	Description of Document

*10.25	Form of Executive Officer Restricted Stock Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.26	Form of Executive Officer Restricted Stock Units Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

+10.27	Amendments No. 1, 2 and 3 to YAHOO! Publisher Network Service Order, effective as of September 25, 2007, August 1, 2008 and June 1, 2010 respectively, by and between Yahoo! Inc., as successor in interest to Overture Services, Inc., and Yahoo! Sarl, as successor in interest to Overture Search Services (Ireland) Limited, MDNH, Inc. and MDNH International Ltd. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.28	Amendment to the Marchex, Inc. 2003 Amended and Restated Stock Incentive Plan (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.29	Marchex, Inc. Amended and Restated Annual Incentive Plan (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

10.30	First Amendment to the Credit Agreement made and entered into as of March 1, 2011, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

*10.31	Marchex, Inc. 2012 Stock Incentive Plan (Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on April 9, 2012 and incorporated herein by reference).

†*10.32	2004 Employee Stock Purchase Plan, as amended on December 20, 2012.

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit Number	Description of Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”
(+)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.
†††	Refiled herewith pursuant to Regulation S-K Item 10.