Form 10-Q
period 2013-03-31
MARCHEX INC
filed 2013-05-08
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 1, 2013
Class A common stock, par value $.01 per share	9,570,382
Class B common stock, par value $.01 per share	28,144,560

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2012	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$15,930	$17,100
Accounts receivable, net	25,988	28,551
Prepaid expenses and other current assets	2,667	2,898
Refundable taxes	264	311
Deferred tax assets	830	947

Total current assets	45,679	49,807
Property and equipment, net	6,005	6,364
Deferred tax assets	27,677	27,560
Intangible and other assets, net	611	572
Goodwill	65,815	65,815
Intangible assets from acquisitions, net	3,360	2,305

Total assets	$149,147	$152,423

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,378	$14,532
Accrued expenses and other current liabilities	9,609	8,810
Deferred revenue	2,009	1,982

Total current liabilities	23,996	25,324
Other non-current liabilities	2,216	2,309

Total liabilities	26,212	27,633

Stockholders’ equity:
Class A common stock	98	98
Class B common stock	284	282
Treasury stock	(13)	(34)
Additional paid-in capital	295,532	297,325
Accumulated deficit	(172,966)	(172,881)

Total stockholders’ equity	122,935	124,790

Total liabilities and stockholders’ equity	$149,147	$152,423

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2013
Revenue	$35,481	$36,213

Expenses:
Service costs (1)	20,078	21,403
Sales and marketing (1)	3,795	2,825
Product development (1)	6,027	6,858
General and administrative (1)	6,237	4,841
Amortization of intangible assets from acquisitions (2)	1,537	1,055
Acquisition and separation related costs	(132)	345

Total operating expenses	37,542	37,327
Gain on sales and disposals of intangible assets, net	1,463	1,362

Income (loss) from operations	(598)	248
Other income (expense):
Interest income	3	3
Interest and line of credit expense	(197)	(19)
Other	(3)	(1)

Total other income (expense)	(197)	(17)

Income (loss) before provision for income taxes	(795)	231
Income tax expense (benefit)	(80)	146

Net income (loss)	(715)	85
Dividends paid to participating securities	(73)	—

Net income (loss) applicable to common stockholders	$(788)	$85

Basic net income (loss) per share applicable to Class A and Class B common stockholders	$(0.02)	$0.00
Diluted net income (loss) per share applicable to Class A and Class B common stockholders	$(0.02)	$0.00
Dividends paid per share	$0.02	$—
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	9,587	9,570
Class B	24,015	25,585
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	9,587	9,570
Class B	33,602	35,550
(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$1,216	$748
Sales and marketing	307	307
General and administrative	14	—

Total	$1,537	$1,055

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$(715)	$85
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	2,577	1,968
Accretion of interest expense	178	—
Acquisition related costs	(132)	—
Gain on sales and disposals of intangible assets, net	(1,463)	(1,362)
Allowance for doubtful accounts and advertiser credits	845	373
Stock-based compensation	3,908	1,919
Deferred income taxes	(46)	(43)
Excess tax benefit related to stock-based compensation	(97)	(7)
Change in certain assets and liabilities:
Accounts receivable, net	(810)	(2,936)
Refundable taxes	(127)	(46)
Prepaid expenses and other current assets	(8)	(223)
Accounts payable	49	1,966
Accrued expenses and other current liabilities	(134)	381
Deferred revenue	2	(27)
Other non-current liabilities	(73)	93

Net cash provided by operating activities	3,954	2,141
Cash flows from investing activities:
Purchases of property and equipment	(750)	(810)
Proceeds from sales of property and equipment	—	—
Proceeds from sales of intangible assets	1,474	1,362
Purchases of intangibles and changes in other non-current assets	(30)	(40)
Intangible asset deposit	500	—

Net cash provided by investing activities	1,194	512
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	97	7
Tax withholding related to restricted stock awards	—	(1,384)
Common stock dividend payments	(745)	—
Repurchase of Class B common stock for treasury stock	(682)	(119)
Proceeds from exercises of stock options and issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	26	2
Proceeds from employee stock purchase plan	8	11

Net cash used in financing activities	(1,296)	(1,483)

Net increase in cash and cash equivalents	3,852	1,170
Cash and cash equivalents at beginning of period	37,443	15,930

Cash and cash equivalents at end of period	$41,295	$17,100

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$66	$43

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2012 and March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2013 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2013.

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

There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Three months ended March 31,
	2012	2013
Partner and Other Revenue Sources	$31,444	$34,322
Proprietary Web site Traffic Sources	4,037	1,891

Total Revenue	$35,481	$36,213

The Company’s partner network revenues are primarily generated using third party distribution networks to deliver the advertisers’ listings. The distribution network includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content, mobile carriers and other offline sources. The Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. The Company pays a revenue share to the distribution partners to access their mobile, online, offline and other user traffic. Other revenues include the Company’s call provisioning and call tracking services, presence management services, and campaign management services.

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

(3) Stock-based Compensation Plans

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2012	2013
Service costs	$524	$189
Sales and marketing	260	61
Product development	336	375
General and administrative	2,788	1,294

Total stock-based compensation	$3,908	$1,919

Income tax benefit related to stock-based compensation included in net income (loss)	$1,184	$509

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended March 31, 2012 and 2013, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Three months ended March 31,
	2012	2013
Expected life (in years)	4.0	4.0
Risk-free interest rate	0.78%	0.57%
Expected volatility	70%	57%
Expected dividend yield	1.33%	2.33%

Stock option activity during the three months ended March 31, 2013 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2012	7,029,360	$7.67	6.28	$506
Options granted	222,000	4.02
Options forfeited	(68,070)	7.51
Options expired	(180,142)	6.94
Options exercised	—	—

Balance at March 31, 2013	7,003,148	$7.57	6.31	$619

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

Restricted stock awards and restricted stock units activity during the three months ended March 31, 2013 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2012	2,563,511	$5.12
Granted	300,000	4.03
Vested	(137,500)	4.91
Forfeited	(91,636)	5.14

Unvested balance at March 31, 2013	2,634,375	$4.86

On December 31, 2012, the Company repurchased 336,000 shares from certain executives for minimum withholding taxes on 1,050,000 restricted stock awards that vested on December 31, 2012. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $1.4 million, which was remitted in cash to the appropriate taxing authorities in January 2013. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid.

(4) Net Income (Loss) Per Share

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

The following table includes net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amount):

	Three months ended March 31, 2012		Three months ended March 31, 2013
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(225)	$(490)	$21	$64
Dividends paid to participating securities	—	(73)	—	—

Net income (loss) applicable to common stockholders	$(225)	$(563)	$21	$64

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,587	24,015	9,570	25,585

Basic net income (loss) per share applicable to common stockholders	$(0.02)	$(0.02)	$0.00	$0.00

	Three months ended March 31, 2012		Three months ended March 31, 2013
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$(225)	$(490)	$21	$64
Dividends paid to participating securities	—	(73)	—	—
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	(225)	—	21

Net income (loss) applicable to common stockholders	$(225)	$(788)	$21	$85

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,587	24,015	9,570	25,585
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	—	—	395
Conversion of Class A to Class B common shares outstanding	—	9,587	—	9,570

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,587	33,602	9,570	35,550

Diluted net income (loss) per share applicable to common stockholders	$(0.02)	$(0.02)	$0.00	$0.00

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three months ended March 31, 2012 and 2013, outstanding options to acquire 6,926 and 6,665 shares of Class B common stock.

•

For the three months ended March 31, 2012 and 2013, 3,424 and 1,279 shares of unvested Class B restricted common shares at March 31, 2012 and 2013, respectively, issued to employees and in connection with acquisitions. These shares were for future services that vest over periods ranging from one to six years.

•	For the three months ended March 31, 2012 and 2013, 249 and 131 restricted stock units with vesting based on satisfaction of certain service and market conditions.

(5) Concentrations

The Company maintains substantially all of their cash and cash equivalents with one financial institution.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners that were paid more than 10% of consolidated revenue for the three months ended March 31, 2012 and one that was paid 10% of consolidated revenue for the three months ended March 31, 2013.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Three months ended March 31,
	2012	2013
Advertiser A	28%	25%
Advertiser B	*	12%

*	Less than 10% of revenue.

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2012	At March 31, 2013
Advertiser A	36%	33%
Advertiser B	11%	15%

(6) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. During the fourth quarter of 2012, the Company changed its internal reporting available to its chief operating decision maker for evaluating segment performance and allocating resources due to its intention to spin off Archeo and revised segment disclosures accordingly. The new reporting disaggregates the Company’s operations into the Call-driven and Archeo segments, and represented a change in the Company’s reportable operating segments. Prior to the fourth quarter of 2012, the Company operated in a single operating segment.

The Company’s Call-driven segment comprises its performance-based advertising business focused on driving phone calls. The Archeo segment comprises the Company’s click-based advertising and Internet domain name businesses. Segment expenses include both direct costs incurred by the segment businesses as well as an allocation of certain shared and indirect costs. Segment expenses exclude the following: stock-based compensation, amortization of intangible assets from acquisitions, acquisition and separation related costs, and other income (expense).

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed.

Selected segment information (in thousands):

	Quarter ended March 31, 2013
	Call-driven	Archeo	Total
Revenue	$31,107	$5,106	$36,213
Expenses:
Service costs	17,982	3,231	21,213
Sales and marketing	2,057	707	2,764
Product development	5,770	715	6,485
General and administrative	3,087	459	3,546
Gain on sales of intangible assets	—	1,362	1,362

Segment profit	$2,211	$1,356	$3,567
Less reconciling items:
Stock based compensation			1,919
Amortization of intangible assets from acquisitions			1,055
Acquisition and separation related costs			345
Interest expense and other, net			17

Income before provision for income taxes			$231

	Quarter ended March 31, 2012
	Call-driven	Archeo	Total
Revenue	$26,651	$8,830	$35,481
Expenses:
Service costs	15,320	4,234	19,554
Sales and marketing	2,606	929	3,535
Product development	4,921	770	5,691
General and administrative	2,958	491	3,449
Gain on sales of intangible assets	—	1,463	1,463

Segment profit	$846	$3,869	$4,715
Less reconciling items:
Stock based compensation			3,908
Amortization of intangible assets from acquisitions			1,537
Acquisition and separation related costs			(132)
Interest expense and other, net			197

Loss before provision for income taxes			$(795)

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various activities involving the Internet.

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2012	2013
United States	94%	94%
Canada	6%	6%
Other countries	*	*

	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2012	At March 31, 2013
Computer and other related equipment	$15,842	$16,984
Purchased and internally developed software	7,452	7,500
Furniture and fixtures	1,242	1,242
Leasehold improvements	1,809	1,820

	$26,345	$27,546
Less: accumulated depreciation and amortization	(20,340)	(21,182)

Property and equipment, net	$6,005	$6,364

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company has not capitalized any internally developed costs for the three months ended March 31, 2012 and 2013.

Depreciation and amortization expense, related to property and equipment was approximately $768,000 and $844,000 for the three months ended March 31, 2012 and 2013, respectively.

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

	Facilities operating leases	Other contractual obligations	Total
2013	$1,688	$1,853	$3,541
2014	2,287	1,650	3,937
2015	2,226	654	2,880
2016	2,267	446	2,713
2017	2,333	—	2,333
2018 and after	577	—	577

Total minimum payments	$11,378	$4,603	$15,981

Rent expense incurred by the Company was approximately $524,000 and $465,000 for the three months ended March 31, 2012 and 2013, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). During the first quarter of 2011, the Company signed an amendment to the Credit Agreement which extended the maturity period through to April 1, 2014. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the three months ended March 31, 2012 and 2013, the Company had no borrowings under the Credit Agreement.

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

(b) Taxes

During the first quarter of 2013, the Company‘s gross deferred tax assets increased by approximately $425,000, which was primarily due to the 2012 federal research and development credit. On January 2, 2013, the 2012 American Taxpayer Relief Act was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. This increase in gross deferred tax assets was offset by a corresponding increase in the Company’s valuation allowance.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. The Company adjusts these contingencies in light of changing facts and circumstances, such as the outcome of tax audits. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2008 are within the statute of limitations and are under examination or may be subject to examination.

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2012
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(2,125)	$945
Distribution partner relationship	4,830	(2,787)	2,043
Acquired technology	2,760	(2,388)	372

	$10,660	$(7,300)	$3,360

	As of March 31, 2013
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(2,432)	$638
Distribution partner relationship	4,830	(3,190)	1,640
Acquired technology	2,760	(2,733)	27

	$10,660	$(8,355)	$2,305

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $82.1 million at December 31, 2012 and March 31, 2013.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $1.5 million and $1.1 million for the three months ended March 31, 2012 and 2013, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $1.9 million for the remainder of 2013, $433,000 in 2014 and $0 thereafter.

(12) Goodwill

There was no change in goodwill during the three months ended March 31, 2013. The following table outlines our goodwill by segment (in thousands):

	December 31, 2012	March 31, 2013
Call-Driven	$63,305	$63,305
Archeo	2,510	2,510

Total	$65,815	$65,815

The Company reviews goodwill for impairment annually on November 30 and more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in the share price of the Company’s common stock and market capitalization. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis in future interim periods. The Company cannot accurately predict the amount and timing of any future impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, the Company would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

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

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following:

	December 31, 2012	March 31, 2013
Internet domain names	$14,910	$14,852
Less accumulated amortization	(14,590)	(14,562)

Internet domain names, net	320	290
Other assets:
Registration fees, net	9	—
Other	282	282

Total intangibles and other assets, net	$611	$572

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three months ended March 31, 2013 to renew or extend the term for domain names was $414,000. The weighted average renewal period for registration fees as of March 31, 2013 was approximately one year.

Amortization expense for internet domain names was approximately $259,000 and $69,000 for the three months ended March 31, 2012 and 2013, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $250,000 for the remainder of 2013, $40,000 in 2014, and $0 thereafter.

(14) Common Stock

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. The Company’s board of directors has authorized increases to the share repurchase program for the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.

During the three months ended March 31, 2013, the Company repurchased 31,000 shares of Class B common stock for approximately $119,000 at an average stock price of $3.83 per share. The 31,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of March 31, 2013.

During the three months ended March 31, 2013, the Company’s board of directors approved the retirement of approximately 491,000 shares of treasury stock. The excess of purchase price over par value of $95,000 was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. In addition, there are certain risks and uncertainties relating to our proposed separation transaction (“spin-off”) which contemplates a separation of our mobile and call advertising business and our domain and advertising marketplace business, including, but not limited to, the impact and possible disruption to our operations, the timing and certainty of completing the transaction, the high costs in connection with the spin-off which we would not be able to recoup if the spin-off is not consummated, the expectation that the spin-off will be tax-free, revenue and growth expectations for the two independent companies following the spin-off, unanticipated developments that may delay or negatively impact the spin-off, and the ability of each business to operate as an independent entity upon completion of the spin-off. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex and/or Archeo to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

•

Call Analytics. Our Call Analytics (technology platform) provides data and insights that measure the performance of mobile, online and offline advertising for advertisers and small business resellers. It includes phone numbers, call tracking, recording, call mining, real-time intelligence and other insights to help advertisers make more informed campaign optimization decisions to drive quality customer calls from their advertising and measure their return on investment across all media channels. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Local Leads. Our Local Leads platform is a white-labeled, full service digital advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell digital call advertising and/or search marketing and other lead products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, and offline call advertising. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The Local Leads platform has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), our arrangement with AT&T relates to a business unit that is included in a newly formed unit called YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party in 2012. YP is our largest reseller partner and was responsible for 25% of our total revenues for the three months ended March, 31, 2013 of which the majority is derived from our local leads platform.

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

The comparative periods presented are for the three months ended March 31, 2012 and 2013.

Revenue

We currently generate revenue through our digital call advertising services, pay-per-click advertising, and local leads platform which include our digital call and click services, and proprietary web site traffic.

Our primary sources of revenue are the performance-based advertising services, which include digital pay-for-call services, pay-per-click services, and cost-per-action services. These primary sources amounted to greater than 77% of our revenues in all periods presented. Our secondary sources of revenue are our local leads platform which enables partner resellers to sell digital call advertising and/or search marketing products, and campaign management services. These secondary sources amounted to less than 23% of our revenues in all periods presented. We have no barter transactions.

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

As of March 31, 2013, we have net deferred tax assets of $28.5 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. At December 31, 2012 and March 31, 2013, we recorded a valuation allowance of $21.6 million and $22.2 million, respectively, against our federal, state, city and foreign net deferred tax assets, as we believe it is more likely than not that these benefits will not be realized. The change in the valuation allowance in 2013 was approximately $595,000 due to an increase in our gross deferred tax assets primarily related to the 2012 research and development credit and federal and state net operating losses recorded in the first quarter of 2013.

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either an increase to income tax expense or a reduction of income tax benefit in the statement of operations. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. During the fourth quarter of 2012, we incurred a $16.7 million goodwill impairment loss within our Archeo operating segment due in part to lower projected revenue growth rates and profitability levels within Archeo compared to historical results.

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

As of March 31, 2013, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $5.3 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2013, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of March 31, 2013, we had federal net operating loss carryforwards (“NOL”) of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

In connection with the 2011 Jingle acquisition, we acquired federal net operating loss carryforwards (“NOL”). Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets. We recorded NOL carryforwards that may be utilized of approximately $7.0 million in which $2.6 million was utilized in 2011.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three months ended March 31, 2012 and 2013 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Three Months Ended March 31,
	2012	2013
Revenue	100%	100%

Expenses:
Service costs	56%	59%
Sales and marketing	11%	8%
Product development	17%	19%
General and administrative	18%	13%
Amortization of intangible assets from acquisitions	4%	3%
Acquisition and separation related costs	0%	1%

Total operating expenses	106%	103%
Gain on sales and disposals of intangible assets, net	4%	4%

Income (loss) from operations	-2%	1%
Other income (expense):
Interest income	0%	0%
Interest expense	0%	0%
Other	0%	0%

Total other income	0%	0%

Income (loss) before provision for income taxes	-2%	1%
Income tax expense (benefit)	0%	1%

Net income (loss)	-2%	0%
Dividends paid to participating securities	0%	0%

Net income (loss) applicable to common stockholders	-2%	0%

Comparison of the Three months ended March 31, 2012 to the Three months ended March 31, 2013.

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

Revenue

The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2012	2013
Partner and Other Revenue Sources	$31,444	$34,322
Proprietary Web site Traffic Sources	4,037	1,891

Total Revenue	$35,481	$36,213

Our partner network revenues are primarily generated using third-party distribution networks to deliver the pay-for-call and pay-for-click advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third-party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services, and outsourced search marketing platforms. Our proprietary web site traffic revenues are generated from our portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee.

Revenue increased 2% from $35.5 million for the three months ended March 31, 2012 to $36.2 million in the same period in 2013. The partner and other revenues increased $2.9 million primarily from our call advertising services. Our call advertising increases are primarily due to increase in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform. This increase was offset by a $1.7 million decrease in revenue from our pay-per-click services primarily due to fewer advertisers and lower advertiser spend amounts.

Our arrangement with AT&T relates to a business unit that AT&T formed in 2012 called YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party. Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through September 30, 2015 that includes certain exclusivity provisions for new advertiser accounts and migration of several thousand existing advertiser accounts. It is possible the partial divestiture of this business unit by AT&T may result in changes to our relationship and arrangement with YP, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from YP. There can be no assurance that our business with YP in the future will continue at or near current levels. YP accounted for 28% and 25% of total revenues during the three months ended March 31, 2012 and 2013, respectively. Our arrangement with ADT Securities, Inc. (“ADT”), is for call advertising services which accounted for 12% of total revenues during the three months ended March 31, 2013. There can be no assurances that ADT will continue to spend at the levels similar to the first quarter of 2013.

Our proprietary web site traffic revenues decreased $2.1 million and were primarily a result of $1.7 million in lower revenues for cost-per-actions from resellers related to our local search and directory web sites. The remainder of such decrease was largely due to lower revenues from our arrangement with Google whereby we receive payment upon click-throughs on per-per-click listings presented on our web sites. This decrease was principally due to fewer click-throughs to our web sites. In the near term, we expect modestly lower to similar proprietary web site traffic revenues as a result of modestly lower to similar budgets for cost-per-actions from resellers particularly related to our local search and directory web sites.

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

Expenses

Expenses were as follows:

	Three months ended March 31,
	2012	% of revenue	2013	% of revenue
Service costs	$20,078	56%	$21,403	59%
Sales and marketing	3,795	11%	2,825	8%
Product development	6,027	17%	6,858	19%
General and administrative	6,237	18%	4,841	13%
Amortization of intangible assets from acquisitions	1,537	4%	1,055	3%
Acquisition and separation related costs	(132)	0%	345	1%

	$37,542	106%	$37,327	103%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Three months ended March 31,
	2012	2013
Service costs	$524	$189
Sales and marketing	260	61
Product development	336	374
General and administrative	2,788	1,295

Total stock-based compensation	$3,908	$1,919

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 7%, from $20.1 million in the three months ended March 31, 2012 to $21.4 million in the same period in 2013. The increase was primarily attributable to increases in distribution partner payments, personnel costs, fees paid to outside service providers, travel and depreciation totaling $2.5 million, offset primarily by decreases in communication and network costs, stock-based compensation, and Internet domain amortization and registration fees totaling $1.1 million. Service costs, excluding stock-based compensation, related to the Archeo segment decreased 24%, from $4.2 million in the three months ended March 31, 2012 to $3.2 million in the same period in 2013 primarily due to a decrease in distribution partner payments and Internet domain amortization and registration fees offset partially by an increase in personnel costs. Service costs, excluding stock-based compensation, related to the Call-driven segment increased 17%, from $15.3 million in the three months ended March 31, 2012 to $18.0 million in the same period in 2013 primarily due to an increase in distribution partner payments offset partially by a decrease in communication and network costs.

Service costs represented 56% of revenue in the three months ended March 31, 2012 as compared to 59% in 2013. The 2013 increase as percentage of revenue compared to 2012 was primarily a result of our proprietary web site traffic revenues comprising a lower proportion of revenue compared to 2012.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. During the three months ended March 31, 2013, one of our distribution partners that provide calls and traffic to our advertisers was paid 10% of our total revenues. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our proprietary web site traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary web site traffic sources have no corresponding distribution partner payments. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We expect with an increase in the proportion of partner and other revenue sources and additional investment in our network, service costs will increase as a percentage of revenue in the near term. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses decreased 26%, from $3.8 million for the three months ended March 31, 2012 to $2.8 million in the same period in 2013. As a percentage of revenue, sales and marketing expenses were 11% and 8% for the three months ended March 31, 2012 and 2013, respectively. The net increase in dollars and percentage of revenue was related primarily to decreases in personnel costs, stock-based compensation, and online and outside marketing activities. Sales and marketing costs, excluding stock-based compensation, related to the Archeo segment decreased 24% from $929,000 in the three months ended March 31, 2012 to $707,000 in the same period in 2013 due primarily to a decrease in online and outside marketing activities offset partially by an increase in personnel costs. Sales and marketing costs, excluding stock-based compensation, related to the Call-driven segment decreased 21% from $2.6 million in the three months ended March 31, 2012 to $2.1 million in the same period in 2013 due primarily to a decrease in personnel costs.

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

Product Development. Product development expenses increased 14%, from $6.0 million for the three months ended March 31, 2012 to $6.9 million in the same period in 2013. As a percentage of revenue, product development expenses were 17% and 19% for the three months ended March 31, 2012 and 2013, respectively. The increase in dollars and percentage of revenue was primarily due to an increase in personnel costs and fees paid to outside service providers. Product development expenses, excluding stock-based compensation, related to the Archeo segment decreased 7% from $770,000 in the three months ended March 31, 2012 to $715,000 in the same period in 2013 primarily due to a net decrease in personnel costs and fees paid to outside service providers. Product development expenses, excluding stock-based compensation, related to the Call-driven segment increased 17% from $4.9 million in the three months ended March 31, 2012 to $5.8 million in the same period in 2013 primarily due to an increase in personnel costs.

We expect product development expenditures in the near term to be relatively stable in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses decreased 22%, from $6.2 million in the three months ended March 31, 2012 to $4.8 million in the same period in 2013. As a percentage of revenue, general and administrative expenses were 18% and 13% for the three months ended March 31, 2012 and 2013, respectively. The net decrease in dollars and percentage of revenue was primarily due to decreases in stock-based compensation and bad debt of $1.9 million offset partially by an increase in personnel costs. General and administrative expenses, excluding stock-based compensation, related to the Archeo segment decreased 6% from $491,000 in the three months ended March 31, 2012 to $459,000 in the same period in 2013 due primarily to a decrease in bad debt offset partially by increases in business taxes and personnel costs. General and administrative expenses, excluding stock-based compensation, related to the Call-driven segment increased 4% from $3.0 million the three months ended March 31, 2012 to $3.1 million in the same period in 2013 due primarily to an increase in personnel costs and professional fees offset partially by a decrease in bad debt.

We expect our general and administrative expenses to be relatively stable or modestly decrease in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased from $1.5 million in the three months ended March 31, 2012 to $1.1 million in the same period in 2013. The decrease was associated with certain intangible assets from previous acquisitions being fully amortized. During the three months ended March 31, 2013, the amortization of intangibles related to service costs, sales and marketing, and general and administrative expenses.

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

Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in the our stock price and/or market capitalization for a sustained period of time. If the our stock price were to trade below the book value per share for an extended period of time and/or we experience changes in our business, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of goodwill.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in the fourth quarter.

Acquisition and separation related costs. During the three months ended March 31, 2012, we revised our original estimates regarding the future obligation related to Jingle office space due to an arrangement for the future sublease of the Jingle office space which resulted in a $132,000 benefit recorded in acquisition related costs. Acquisition and separation related costs of $345,000 for the three months ended March 31, 2013 were primarily for professional fees and other procedures associated with our separation of our business into two distinct publicly traded companies. We expect to incur additional separation related costs through the expected separation date.

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $1.5 million and $1.4 million for the three months ended March 31, 2012 and 2013, respectively, and were primarily attributable to the sales and disposals of Internet domain names.

Other Income (expense), net. Other incomes (expense), net were $(197,000) and $(17,000) in the three months ended March 31, 2012 and 2013, respectively. The other expense, net for the three months ended March 31, 2012, was primarily due to accretion of interest expense related to the deferred consideration for the Jingle acquisition. The deferred consideration related to the Jingle acquisition was paid in 2012 which resulted in no further accretion of interest expense in 2013.

Income Taxes. The income tax benefit was $80,000 for the three months ended March 31, 2012 compared to a tax expense of $146,000 in the same period in 2013.

In the three months ended March 31, 2012, our effective tax rate of 10% differed from our expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, other non-deductible amounts offset partially by a research and experimentation credit for the period. In addition, we recorded $47,000 of income tax benefit associated with audit adjustments related to tax years 2008 and 2009.

In the three months ended March 31, 2013, our effective tax rate of 63% differed from our expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method and other non-deductible amounts. We also recognized approximately $530,000 of federal research and experimental credits related to 2012 and 2013 due to the reinstatement of the federal research and development credit in January 2013 as part of the 2012 American Taxpayer Relief Act. This resulted in an increase in our deferred tax assets which was offset partially by an increase to our valuation allowance.

Net Income (Loss). Net loss was $715,000 for the three months ended March 31, 2012 and net income was $85,000 for the same period in 2013. The increase was primarily a result of an increase in revenue and lower operating expenses offset partially by an increase in income tax expense in the three months ended March 31, 2013 compared to the same period in 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $17.1 million and we had current and long term contractual obligations of $16.0 million, of which $11.4 million is for rent under our facility leases.

Cash provided by operating activities for the three months ended March 31, 2013 of approximately $2.1 million consisted primarily of net income of $85,000 adjusted for non-cash items of $4.2 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock based compensation, excess tax benefit related to stock based compensation, and deferred income taxes, $1.4 million of gain on sales and disposals of intangible and fixed assets, net, and approximately $792,000 used for working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2012 of approximately $3.9 million consisted primarily of net loss of $715,000 adjusted for non-cash items of $7.2 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock based compensation, acquisition related costs, excess tax benefit related to stock based compensation, and deferred income taxes, $1.5 million of gain on sales and disposals of intangible and fixed assets, net, and approximately $1.1 million used for working capital and other activities.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to the distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenues for the three months ended March 31, 2012 and 2013. We generally receive payment from advertisers several weeks or in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site traffic revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our local leads and call analytics services, such as YP, SuperMedia, Inc., hibu, The Cobalt Group, and Yellow Media Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the three months ended and as of March 31, 2013 amounts from these partners totaled 41% of revenue and $13.6 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. Our arrangement with AT&T relates to its business unit YP that AT&T sold a majority stake in to a private equity third party. It is possible the partial divestiture of this business unit by AT&T may result in changes to our relationship and arrangement with YP, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from YP. There can be no assurance that our business with YP in the future will continue at or near current levels. Net accounts receivable balances outstanding at March 31, 2013 from AT&T totaled $9.4 million. For the three months ended March 31, 2013 amounts from these partners along with ADT totaled 53% of revenue and $17.8 million in net receivables. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed.

Cash provided by investing activities for the three months ended March 31, 2013 of approximately $512,000 was primarily attributable to net purchases for property and equipment of $810,000 which were more than offset by proceeds from the sales of intangible assets of $1.4 million. Cash provided by investing activities for the three months ended March 31, 2012 of approximately $1.2 million was primarily attributable to net purchases for property and equipment of $750,000 which were more than offset by proceeds from the sales of intangible assets and an intangible asset deposit totaling approximately $2.0 million.

Cash used in financing activities for the three months ended March 31, 2013 of approximately $1.5 million was primarily attributable to the repurchase of approximately 31,000 shares of Class B common stock for treasury stock totaling approximately $119,000 and tax withholding payments of approximately $1.4 million related to certain executive restricted stock awards which vested on December 31, 2012. Cash used in financing activities for the three months ended March 31, 2012 of approximately $1.3 million was primarily attributable to the repurchase of approximately 136,000 shares of Class B common stock for treasury stock totaling approximately $682,000 and common stock dividend payments of $745,000, partially offset by net proceeds of approximately $34,000 from the sale of stock through employee stock options and employee stock plan purchases.

The following table summarizes our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$11,378	$1,688	$4,513	$4,600	$577
Other contractual obligations	4,603	1,853	2,304	446	—

Total contractual obligations (1), (2)	$15,981	$3,541	$6,817	$5,046	$577

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $336,000 are not included due to their uncertainty.

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

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points. As of March 31, 2013, we had $30 million of availability under the credit agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three months ended March 31, 2013, approximately 31,000 shares of Class B common stock were repurchased.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. In August 2012, the Company’s board of directors approved an increase to the Company’s quarterly cash dividend on the Company’s Class A and Class B common stock, subject to capital availability, from $0.02 per share to $0.035 per share. For 2012, quarterly dividends were paid on February 15, May 16, August 15 and November 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 6, August 5 and November 5, respectively. Two additional dividend payments were made on August 31 related to the incremental increase in the dividend rate and on December 31 related to the acceleration of the 2013 quarterly dividends to holders of record as of the close of business of August 16 and December 18, respectively. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors.

The annual cash dividend, subject to capital availability, has most recently been $0.14 per common share or approximately $5.3 million. Dividends for the 2013 period were paid at the end of 2012. There can be no assurance that we will continue to pay dividends at such a rate or at all. Upon completion of the proposed separation, the quarterly dividend payments are anticipated to be transitioned from Marchex to Archeo. There can be no assurances that Archeo will continue to pay dividends at such rate or at all.

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

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach local consumers across online, mobile and offline sources. The primary revenue driver has been performance-based advertising, which includes digital call advertising service, pay-per-click advertising and cost-per-action services and related services. For pay-for-call and pay-per-click advertising, revenue is recognized upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listing which occurs when an online, mobile, or offline user makes a phone call or clicks based on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in the fourth quarter.

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

We generally use the Black-Scholes option pricing model as our method of valuation for stock-based awards with time-based vesting. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. For stock-based awards with time-based vesting, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Equity awards of stock options, restricted stock awards, and restricted stock units that have vesting based on a combination of certain service and market conditions, we factor an estimated probability of achieving certain service and market conditions and recognize compensation cost over the requisite service period of the award. We used a binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche.

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

As of March 31, 2013, we have net deferred tax assets of $28.5 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. At December 31, 2012 and March 31, 2013, we recorded a valuation allowance of $21.6 million and $22.2 million, respectively, against our federal, state, city and foreign net deferred tax assets, as we believes it is more likely than not that these benefits will not be realized. The change in the valuation allowance in 2013 was approximately $595,000 due to an increase in our gross deferred tax assets primarily related to the 2012 research and development credit and federal and state net operating losses recorded in the first quarter of 2013.

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either an increase to income tax expense or a reduction of income tax benefit in the statement of operations. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. During the fourth quarter of 2012, we incurred a $16.7 million goodwill impairment loss within our Archeo operating segment due in part to lower projected revenue growth rates and profitability levels within Archeo compared to historical results.

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

As of March 31, 2013, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $5.3 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign net operating loss carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2013, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of March 31, 2013, we had federal net operating loss carryforwards (“NOL”) of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

In connection with the 2011 Jingle acquisition, we acquired federal net operating loss carryforwards (“NOL”). Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal net operating loss carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets. We recorded NOL carryforwards that may be utilized of approximately $7.0 million in which $2.6 million was utilized in 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2012 Annual Report on Form 10-K. They have been updated to include information as of May 8, 2013.

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

We had an accumulated deficit of $172.9 million as of March 31, 2013. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid 10% of total revenues for the three months ended March 31, 2013. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. search marketplace for March 2013, Yahoo! and Microsoft accounted for 11.8% and 16.9%, respectively, of the core search market in the United States and Google accounted for 67.1%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. YP is our largest advertiser reseller partner and was responsible for 25% of our total revenues for the three months ended March 31, 2013. In April of 2012, AT&T sold of a majority stake in its yellow pages business unit YP Holdings, LLC (including AT&T Interactive) to a third party. We are uncertain whether such a divestiture will occur in an orderly fashion and whether it will impact our business relationship with YP. We cannot predict whether our business with YP in the future will continue at or near current levels and any decrease in such levels could have a material adverse impact on our business and results of operations.

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

We received approximately 51% and 57% of our revenue from our five largest customers for the year ended December 31, 2012 and the three months ended March 31, 2013, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 51% and 57% of our total revenues for the year ended December 31, 2012 and the three months ended March 31, 2013, respectively. YP and ADT are our largest customers and were responsible for 25% and 12% of our total revenues for the three months ended March 31, 2013, respectively, and 33% and 15% of accounts receivable at March 31, 2013, respectively. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Further, as of March 31, 2013, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, together controlled 90% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our founders, for any reason, or any conflict among our founders, could harm our current and future operations and prospects.

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

We may be required to increase or decrease the valuation allowance against our deferred tax assets.

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the first quarter of 2013, our gross deferred tax assets increased by approximately $425,000 due primarily to the 2012 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. If we determine that our deferred tax assets will not result in a future tax benefit, an additional valuation allowance may be recorded with a corresponding charge to net income. Such charges may have a material adverse effect on our results of operations or financial condition. The likelihood of recording such a valuation allowance may be impacted by our acquisitions, or by our proposed separation of Archeo into a separate public company, and increases during periods of economic downturn.

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

•	U.S. Patent Application Number 13/176,709 entitled “Method and System for Automatically Generating Advertising Creatives” was filed July 5, 2011.

•	U.S. Patent Application Number 12/844,488 entitled “Systems and Methods for Blocking Telephone Calls” was filed on July 27, 2010,

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•

U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011 and corresponding European Application Number 5826299.99 was filed November 29, 2005.

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Application Number 11/291,094 entitled “Telephone Search Supported By Keyword Map To Advertising” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” issued January 12, 2012.

•	U.S. Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

•	U.S. Patent Application Number 13,756,380 entitled “Call Tracking System Utilizing an Automated Filtering Function” was filed January 31, 2013.

•	U.S. Patent Application Number 13/756,441 entitled “Call Tracking System Utilizing a Pooling Algorithm” was filed January 31, 2013.

•	U.S. Patent Application Number 13/756,480 entitled “Call Tracking System Utilizing a Sampling Algorithm” was filed January 31, 2013.

•	U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” was filed March 15, 2013.

•	U.S. Patent Application Number 13/842,769 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was filed March 15, 2013.

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

On November 19, 2004, the federal government passed legislation placing a ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions which expires in November 2014. The proposed Marketplace Fairness Act of 2013 approved by the Senate and if approved by the House of Representatives would allow states to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. An increase in taxes may make electronic commerce transactions less attractive for advertisers and businesses, which could result in a decrease in the level of usage of our services. Additionally, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and the Company’s filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. We cannot predict the outcome of any of these reviews.

Risks Relating to Ownership of our Common Stock

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through March 31, 2013. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of March 31, 2013, Russell C. Horowitz, Ethan A. Caldwell, Peter Christothoulou and John Keister, our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 90% of the combined voting power of all outstanding shares of our capital stock. These founders together control 90% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2013, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
January 1, 2013 – January 31, 2013(2)	72,059	$0.48	8,900	1,739,722
February 1, 2013 – February 28, 2013 (2)	16,344	$3.42	14,594	1,725,128
March 1, 2013 – March 31, 2013 (2)	30,474	$0.99	7,747	1,717,381

Total Class B Common Shares	118,877	$1.01	31,241	1,717,381

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.
(2)	For the periods ended January 31, 2013, February 28, 2013, and March 31, 2013, includes 63,159, 1,750, and 22,727 shares of restricted equity subject to vesting which were issued to certain employees, respectively. We repurchased shares which were not already vested for $0.01 per share upon termination of employment.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits:

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller (Principal Accounting Officer)

May 8, 2013