Form 10-Q
period 2013-06-30
MARCHEX INC
filed 2013-08-08
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 5, 2013
Class A common stock, par value $.01 per share	7,770,215
Class B common stock, par value $.01 per share	30,019,251

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2012	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$15,930	$18,742
Accounts receivable, net	25,988	34,103
Prepaid expenses and other current assets	2,667	3,513
Refundable taxes	264	168
Deferred tax assets	830	1,116

Total current assets	45,679	57,642
Property and equipment, net	6,005	6,171
Deferred tax assets	27,677	27,391
Intangible and other assets, net	611	695
Goodwill	65,815	65,815
Intangible assets from acquisitions, net	3,360	1,569

Total assets	$149,147	$159,283

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,378	$18,858
Accrued expenses and other current liabilities	9,609	8,880
Deferred revenue	2,009	2,034

Total current liabilities	23,996	29,772
Other non-current liabilities	2,216	2,284

Total liabilities	26,212	32,056
Stockholders’ equity:
Class A common stock	98	98
Class B common stock	284	284
Treasury stock	(13)	(5)
Additional paid-in capital	295,532	300,085
Accumulated deficit	(172,966)	(173,235)

Total stockholders’ equity	122,935	127,227

Total liabilities and stockholders’ equity	$149,147	$159,283

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2013	2012	2013
Revenue	$69,495	$75,233	$34,013	$39,020

Expenses:
Service costs (1)	39,427	45,267	19,349	23,864
Sales and marketing (1)	8,306	5,856	4,510	3,031
Product development (1)	11,829	13,856	5,801	6,998
General and administrative (1)	11,677	10,350	5,441	5,509
Amortization of intangible assets from acquisitions (2)	2,619	1,791	1,082	736
Acquisition and separation related costs	(132)	654	—	309

Total operating expenses	73,726	77,774	36,183	40,447
Gain on sales and disposals of intangible assets, net	4,721	2,691	3,258	1,329

Income (loss) from operations	490	150	1,088	(98)
Other income (expense):
Interest income	6	10	2	7
Interest and line of credit expense	(308)	(38)	(111)	(19)
Other	(10)	(1)	(6)	—

Total other income (expense)	(312)	(29)	(115)	(12)

Income (loss) before provision for income taxes	178	121	973	(110)
Income tax expense	497	390	577	244

Net income (loss)	(319)	(269)	396	(354)
Dividends paid to participating securities	(139)	—	(66)	—

Net income (loss) applicable to common stockholders	$(458)	$(269)	$330	$(354)

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders	$(0.01)	$(0.01)	$0.01	$(0.01)
Dividends paid per share	$0.04	$0.00	$0.02	$0.00
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	9,578	9,570	9,570	9,570
Class B	24,190	25,720	24,341	25,853
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	9,578	9,570	9,570	9,570
Class B	33,768	35,290	35,208	35,423

(1) Excludes amortization of intangible assets from acquisitions (2) Components of amortization of intangible assets from acquisitions:

Service costs	$1,989	$1,177	$774	$429
Sales and marketing	614	614	307	307
General and administrative	16	—	1	—

Total	$2,619	$1,791	$1,082	$736

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities:
Net loss	$(319)	$(269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	4,536	3,633
Accretion of interest expense	270	—
Acquisition related costs	(132)	—
Gain on sales and disposals of intangible assets, net	(4,721)	(2,691)
Allowance for doubtful accounts and advertiser credits	1,575	905
Stock-based compensation	8,724	4,533
Deferred income taxes	1,011	144
Excess tax benefit related to stock-based compensation	(120)	(196)
Change in certain assets and liabilities:
Accounts receivable, net	3,052	(9,019)
Refundable taxes	(670)	96
Prepaid expenses, other current assets and other assets	295	(661)
Accounts payable	(414)	5,845
Accrued expenses and other current liabilities	(1,069)	742
Deferred revenue	35	25
Other non-current liabilities	(119)	68

Net cash provided by operating activities	11,934	3,155
Cash flows from investing activities:
Purchases of property and equipment	(1,456)	(1,725)
Proceeds from sales of intangible assets	4,743	2,692
Purchases of intangible and changes in other non-current assets	(61)	(86)
Intangible asset deposit	—	80

Net cash provided by investing activities	3,226	961
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	120	196
Tax withholding related to restricted stock awards	—	(1,639)
Common stock dividend payments	(1,488)	—
Repurchase of Class B common stock	(1,263)	(119)
Proceeds from exercises of stock options and issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	33	230
Proceeds from employee stock purchase plan	19	28
Deferred acquisition payments	(16,451)	—

Net cash used in financing activities	(19,030)	(1,304)

Net increase (decrease) in cash and cash equivalents	(3,870)	2,812
Cash and cash equivalents at beginning of period	37,443	15,930

Cash and cash equivalents at end of period	$33,573	$18,742

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$96	$52
Cash paid during the period for interest accretion on deferred payment	$349	$—
Non-cash investing and financing activities:
Deferred payments related to acquisition	$100	$—

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2012 and June 30, 2013, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2013.

Proposed Separation

On November 1, 2012, the Company announced that its board of directors has authorized the Company to pursue the separation of its business into two distinct publicly traded entities. The separation is expected to be a tax-free pro rata distribution in which the Company’s existing stockholders would hold interests in: (1) Marchex, a mobile advertising company focused on calls, and (2) Archeo, a domain and click-based advertising business. Completion of the proposed separation is subject to certain conditions, including final approval by the Company’s board of directors, receipt of regulatory approvals, favorable rulings and/or opinions regarding the tax-free nature of the transaction to the Company and to its stockholders, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the Securities and Exchange Commission. While the Company expects to complete the separation not earlier than the fourth quarter of 2013, we cannot assure that the separation will be completed, and if completed, on the anticipated timeline or that the terms of the separation will not change. In the event of completion of the separation, the Company will cease to own any equity interest in Archeo, and Archeo will operate as an independent, publicly-traded company. See “Item 1A. Risk Factors” for certain risk factors relating to the proposed business separation.

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

Deferred Acquisition Payment

The Company’s deferred acquisition payments represent consideration payable related to a business combination, which were paid in cash in April 2012 and October 2012 and are shown as a financing cash outflow in the Condensed Consolidated Statements of Cash Flows in the period paid.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2012	2013	2012	2013
Partner and Other Revenue Sources	$62,535	$71,255	$31,091	$36,933
Proprietary Web site Traffic Sources	6,960	3,978	2,922	2,087

Total Revenue	$69,495	$75,233	$34,013	$39,020

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

(3) Stock-based Compensation Plans

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2012	2013	2012	2013
Service costs	$1,007	$377	$483	$188
Sales and marketing	1,862	264	1,602	203
Product development	665	773	329	398
General and administrative	5,190	3,119	2,402	1,825

Total stock-based compensation	$8,724	$4,533	$4,816	$2,614

Income tax benefit related to stock-based compensation included in net income (loss)	$2,662	$1,200	$1,478	$691

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended June 30, 2012 and 2013, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2012	2013	2012	2013
Expected life (in years)	4.0-6.25	4.0	4.0-6.25	4.0
Risk-free interest rate	0.65%	0.96%	0.57%	1.04%
Expected volatility	70%	55%	70%	54%
Expected dividend yield	1.60%	1.98%	1.78%	1.91%

Stock option activity during the six months ended June 30, 2013 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2012	7,029,360	$7.67	6.28	$506
Options granted	1,314,922	4.34
Options forfeited	(140,608)	6.45
Options expired	(591,529)	5.59
Options exercised	(59,237)	3.83

Balance at June 30, 2013	7,552,908	$7.30	6.87	$5,999

The Company issues restricted stock awards and restricted stock units to employees for future services and/or in connection with acquisitions. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain vesting conditions. Restricted stock award and restricted stock unit grants are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted shares issued are accounted for under FASB ASC 718 using the straight-line method net of estimated forfeitures.

Restricted stock awards and restricted stock units activity during the six months ended June 30, 2013 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested balance at December 31, 2012	2,563,511	$5.12
Granted	1,043,724	4.06
Vested	(549,505)	4.12
Forfeited	(156,636)	5.05

Unvested balance at June 30, 2013	2,901,094	$4.93

On December 31, 2012, the Company repurchased 336,000 shares from certain executives for minimum withholding taxes on 1,050,000 restricted stock awards that vested on December 31, 2012. During 2013, the Company repurchased 51,079 shares from certain executives for minimum withholding taxes on 183,750 restricted stock awards that vested during 2013. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $1.6 million, which was remitted in cash to the appropriate taxing authorities during 2013. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid.

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

The following table includes net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amount):

	Six months ended June 30,
	2012		2013
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(130)	$(189)	$(73)	$(196)
Dividends paid to participating securities	—	(139)	—	—

Net loss applicable to common stockholders	$(130)	$(328)	$(73)	$(196)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	9,578	24,190	9,570	25,720

Basic net loss per share applicable to common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	Three months ended June 30,
	2012		2013
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$94	$302	$(96)	$(258)
Dividends paid to participating securities	—	(66)	—	—

Net income (loss) applicable to common stockholders	$94	$236	$(96)	$(258)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,570	24,341	9,570	25,853

Basic net income (loss) per share applicable to common stockholders	$0.01	$0.01	$(0.01)	$(0.01)

The following table calculates net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2012		2013
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(130)	$(189)	$(73)	$(196)
Dividends paid to participating securities	—	(139)	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(130)	—	(73)

Net loss applicable to common stockholders	$(130)	$(458)	$(73)	$(269)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	9,578	24,190	9,570	25,720
Conversion of Class A to Class B common shares outstanding	—	9,578	—	9,570

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,578	33,768	9,570	35,290

Diluted net income (loss) per share applicable to common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	Three months ended June 30,
	2012		2013
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$97	$299	$(96)	$(258)
Dividends paid to participating securities	—	(66)	—	—
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares		97		(96)

Net income (loss) applicable to common stockholders	$97	$330	$(96)	$(354)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,570	24,341	9,570	25,853
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	1,297	—	—
Conversion of Class A to Class B common shares outstanding	—	9,570	—	9,570

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,570	35,208	9,570	35,423

Diluted net income (loss) per share applicable to common stockholders	$0.01	$0.01	$(0.01)	$(0.01)

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•

For the three and six months ended June 30, 2012, outstanding options to acquire 6,351 and 6,639 shares of Class B common stock, respectively. For the three and six months ended June 30, 2013, outstanding options to acquire 7,553 shares of Class B common stock.

•

For the three and six months ended June 30, 2012, 2,719 and 3,616 shares of unvested Class B restricted common shares, respectively, issued to employees and in connection with acquisitions. For the three and six months ended June 30, 2013, 2,123 shares of unvested Class B restricted common shares issued to employees and in connection with acquisitions.

•	For the three and six months ended June 30, 2012, 153 and 249 restricted stock units, respectively. For the three and six months ended June 30, 2013, 778 restricted stock units.

•

For the three and six months ended June 30, 2012, 5,235 shares of Class B common stock that may be issued in lieu of cash for the deferred payments related to the acquisition of Jingle using the “if converted” method.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of consolidated revenue for the three and six months ended June 30, 2012 and one that was paid less than 15% of consolidated revenue for the three and six months ended June 30, 2013.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Six months ended June 30,		Three months ended June 30,
	2012	2013	2012	2013
Advertiser A	28%	24%	28%	23%
Advertiser B	*	14%	*	16%
Advertiser C	*	*	*	10%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2012	At June 30, 2013
Advertiser A	36%	29%
Advertiser B	11%	22%

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

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed.

Selected segment information (in thousands):

	Six months ended June 30, 2013
	Call-driven	Archeo	Total
Revenue	$65,000	$10,233	$75,233
Expenses:
Service costs	38,147	6,743	44,890
Sales and marketing	4,372	1,219	5,591
Product development	11,619	1,464	13,083
General and administrative	6,382	850	7,232
Gain on sales of intangible assets	—	2,691	2,691

Segment profit	$4,480	$2,648	$7,128
Less reconciling items:
Stock based compensation			4,533
Amortization of intangible assets from acquisitions			1,791
Acquisition and separation related costs			654
Interest expense and other, net			29

Income before provision for income taxes			$121

	Six months ended June 30, 2012
	Call-driven	Archeo	Total
Revenue	$54,148	$15,347	$69,495
Expenses:
Service costs	30,883	7,536	38,419
Sales and marketing	4,842	1,602	6,444
Product development	9,737	1,427	11,164
General and administrative	5,626	862	6,488
Gain on sales of intangible assets	—	4,721	4,721

Segment profit	$3,060	$8,641	$11,701
Less reconciling items:
Stock based compensation			8,724
Amortization of intangible assets from acquisitions			2,619
Acquisition and separation related costs			(132)
Interest expense and other, net			312

Income before provision for income taxes			$178

	Three months ended June 30, 2013
	Call-driven	Archeo	Total
Revenue	$33,893	$5,127	$39,020
Expenses:
Service costs	20,165	3,512	23,677
Sales and marketing	2,315	512	2,827
Product development	5,849	749	6,598
General and administrative	3,295	391	3,686
Gain on sales of intangible assets	—	1,329	1,329

Segment profit	$2,269	$1,292	$3,561
Less reconciling items:
Stock based compensation			2,614
Amortization of intangible assets from acquisitions			736
Acquisition and separation related costs			309
Interest expense and other, net			12

Loss before provision for income taxes			$(110)

	Three months ended June 30, 2012
	Call-driven	Archeo	Total
Revenue	$27,497	$6,516	$34,013
Expenses:
Service costs	15,563	3,302	18,865
Sales and marketing	2,236	673	2,909
Product development	4,816	657	5,473
General and administrative	2,668	370	3,038
Gain on sales of intangible assets	—	3,258	3,258

Segment profit	$2,214	$4,772	$6,986
Less reconciling items:
Stock based compensation			4,816
Amortization of intangible assets from acquisitions			1,082
Interest expense and other, net			115

Income before provision for income taxes			$973

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other digital activities.

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2012	2013	2012	2013
United States	94%	94%	94%	94%
Canada	6%	6%	5%	6%
Other countries	*	*	*	*

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2012	At June 30, 2013
Computer and other related equipment	$15,842	$17,585
Purchased and internally developed software	7,452	7,491
Furniture and fixtures	1,242	1,298
Leasehold improvements	1,809	1,832

	$26,345	$28,206
Less: accumulated depreciation and amortization	(20,340)	(22,035)

Property and equipment, net	$6,005	$6,171

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company has not capitalized any internally developed costs for the three and six months ended June 30, 2012 and 2013.

Depreciation and amortization expense, related to property and equipment was approximately $761,000 and $853,000 for the three months ended June 30, 2012 and 2013, respectively, and was $1.5 million and $1.7 million for the six months ended June 30, 2012 and 2013, respectively.

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

(in thousands)	Facilities operating leases	Other contractual obligations	Total
2013	$1,126	$1,841	$2,967
2014	2,287	2,015	4,302
2015	2,226	708	2,934
2016	2,266	451	2,717
2017	2,333	—	2,333
2018	577	—	577

Total minimum payments	$10,815	$5,014	$15,830

Rent expense incurred by the Company was approximately $519,000 and $465,000 for the three months ended June 30, 2012 and 2013, respectively, and was $1.0 million and $931,000 for the six months ended June 30, 2012 and 2013, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). During the first quarter of 2011, the Company signed an amendment to the Credit Agreement which extended the maturity period through to April 1, 2014. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the six months ended June 30, 2012 and 2013, the Company had no borrowings under the Credit Agreement.

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

(b) Taxes

During the three and six months ended June 30, 2013, the Company‘s gross deferred tax assets increased by approximately $225,000 and $651,000, respectively, which was primarily due to the 2012 and 2013 federal research and development credits. On January 2, 2013, the 2012 American Taxpayer Relief Act was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. This increase in gross deferred tax assets was offset by a corresponding increase in the Company’s valuation allowance.

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

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(2,125)	$945
Distribution partner relationship	4,830	(2,787)	2,043
Acquired technology	2,760	(2,388)	372

	$10,660	$(7,300)	$3,360

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(2,739)	$331
Distribution partner relationship	4,830	(3,592)	1,238

	$7,900	$(6,331)	$1,569

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $82.1 million and $84.8 million at December 31, 2012 and June 30, 2013, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $1.1 million and $736,000 for the three months ended June 30, 2012 and 2013, respectively, and was $2.6 million and $1.8 million for the six months ended June 30, 2012 and 2013, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $1.1 million for the remainder of 2013, $433,000 in 2014, and $0 thereafter.

(12) Goodwill

There was no change in goodwill during the six months ended June 30, 2013. The following table outlines our goodwill by segment (in thousands):

	December 31, 2012	June 30, 2013
Call-Driven	$63,305	$63,305
Archeo	2,510	2,510

Total	$65,815	$65,815

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

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	At December 31, 2012	At June 30, 2013
Internet domain names	$14,910	$14,879
Less accumulated amortization	(14,590)	(14,617)

Internet domain names, net	320	262
Other assets:
Registration fees, net	9	152
Other	282	281

Total intangibles and other assets, net	$611	$695

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and six months ended June 30, 2013 to renew or extend the term for domain names was $781,000 and $1.2 million, respectively. The weighted average renewal period for registration fees as of June 30, 2013 was approximately one year.

Amortization expense for internet domain names was approximately $108,000 and $74,000 for the three months ended June 30, 2012 and 2013, respectively, and was $367,000 and $143,000 for the six months ended June 30, 2012 and 2013, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $222,000 for the remainder of 2013, $40,000 in 2014 and $0 thereafter.

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

During the six months ended June 30, 2013, the Company repurchased 31,000 shares of Class B common stock for approximately $119,000 at an average stock price of $3.83 per share. The 31,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of June 30, 2013.

During the six months ended June 30, 2013, the Company’s board of directors approved the retirement of approximately 555,000 shares of treasury stock. The excess of purchase price over par value of $125,000 was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15) Subsequent Events

In July 2013, the Company sold certain assets related to the Company’s pay-per-click advertising services to an unrelated third party. These assets contributed a preliminary estimate of $2.9 million in revenue and $62,000 in operating profit during the six months ended June 30, 2013. In the third quarter of 2013, the Company is assessing the classification of the divestiture as discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. In addition, there are certain risks and uncertainties relating to our proposed separation transaction (“spin-off”) which contemplates a separation of our mobile and call advertising business and our domain and advertising marketplace business, including, but not limited to, the impact and possible disruption to our operations, the timing and certainty of completing the transaction, the high costs in connection with the spin-off which we would not be able to recoup if the spin-off is not consummated, the expectation that the spin-off will be tax-free, revenue and growth expectations for the two independent companies following the spin-off, unanticipated developments that may delay or negatively impact the spin-off, and the ability of each business to operate as an independent entity upon completion of the spin-off. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex and/or Archeo to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

•

Local Leads. Our Local Leads platform is a white-labeled, full service digital advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell digital call advertising and/or search marketing and other lead products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, and offline call advertising. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The Local Leads platform has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party in April 2012. YP is our largest reseller partner and was responsible for 24% of our total revenues for the six months ended June, 30, 2013 of which the majority is derived from our local leads platform.

•

Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local web sites, mobile distribution and our own proprietary web site traffic sources. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis, as well as presence management services. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our web sites or a third party web site in our distribution network to an advertiser’s web site and completes a specified action. In July 2013, we sold certain assets related to our private-label platform for publishers and pay-per-click contextual advertising services. The private-label platform for publishers enables publishers to monetize their web sites with contextual advertising from their own customers or from our advertising relationships. The pay-per-click contextual advertising services placed advertising on specialized vertical and branded publisher web sites on a pay-per-click basis. Advertisers can target the placements by vertical, site or on a page-specific basis. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

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

We currently have offices in Seattle, Washington; Las Vegas, Nevada; and New York, New York.

Proposed Separation

On November 1, 2012, Marchex announced that its board of directors has authorized Marchex to pursue the separation of its business into two distinct publicly traded entities. The separation is expected to be a tax-free pro rata distribution in which Marchex’s existing stockholders would hold interests in: (1) Marchex, a mobile advertising company focused on calls, and (2) Archeo, a domain and click-based advertising business. Completion of the proposed separation is subject to certain conditions, including final approval by Marchex’s board of directors, receipt of regulatory approvals, favorable rulings and/or opinions regarding the tax-free nature of the transaction to Marchex and to its stockholders, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the Securities and Exchange Commission. While Marchex expects to complete the separation not earlier than the fourth quarter of 2013, we cannot assure that the separation will be completed and if completed on the anticipated timeline or that the terms of the separation will not change. In the event of completion of the separation, Marchex will cease to own any equity interest in Archeo, and Archeo will operate as an independent, publicly-traded company. See “Item 1A. Risk Factors” for certain risk factors relating to the proposed business separation.

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

The comparative periods presented are for the three and six months ended June 30, 2012 and 2013.

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

As of June 30, 2013, we have net deferred tax assets of $28.5 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss (“NOL”) carryforwards, and research and development credits. At December 31, 2012 and June 30, 2013, we recorded a valuation allowance of $21.6 million and $22.6 million, respectively, against our federal, state, city and foreign net deferred tax assets, as we believe it is more likely than not that these benefits will not be realized. The change in the valuation allowance in 2013 was approximately $1.0 million due to an increase in our gross deferred tax assets primarily related to the 2012 and 2013 research and development credit and federal and state NOLs recorded during the six months ended June 30, 2013.

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

The majority of the deferred tax assets have arisen due to deductions taken in the financial statements related to the impairment of goodwill and the amortization of intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Consequently, based on projections of future taxable income and tax planning strategies, we expect to be able to recover a portion of these assets. Although realization is not assured, we believe it is more likely than not, based on our operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state and foreign NOL carryforwards, will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

As of June 30, 2013, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $5.5 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of June 30, 2013, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of June 30, 2013, we had federal NOLs of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

In connection with the 2011 Jingle acquisition, we acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets. We recorded NOL carryforwards that may be utilized of approximately $7.0 million in which $2.6 million was utilized in 2011.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2012 and 2013 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2013	2012	2013
Revenue	100%	100%	100%	100%

Expenses:
Service costs	56%	60%	57%	61%
Sales and marketing	12%	8%	13%	8%
Product development	17%	18%	17%	18%
General and administrative	17%	14%	16%	14%
Amortization of intangible assets from acquisitions	4%	2%	3%	2%
Acquisition related costs	0%	1%	0%	1%

Total operating expenses	106%	103%	106%	104%
Gain on sales and disposals of intangible assets, net	7%	3%	9%	4%

Income (loss) from operations	1%	0%	3%	(0%)
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	(1%)	(0%)	(0%)	(0%)
Other	(0%)	(0%)	(0%)	(0%)

Total other income	(1%)	(0%)	(0%)	(0%)

Income (loss) before provision for income taxes	0%	0%	3%	(0%)
Income tax expense	1%	0%	2%	1%

Net income (loss)	(1%)	(0%)	1%	(1%)
Dividends paid to participating securities	0%	0%	0%	0%

Net income (loss) applicable to common stockholders	(1%)	(0%)	1%	(1%)

Comparison of the Three months ended June 30, 2012 to the Three months ended June 30, 2013 and the Six months ended June 30, 2012 to the Six months ended June 30, 2013.

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

Revenue

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2012	2013	2012	2013
Partner and Other Revenue Sources	$62,535	$71,255	$31,091	$36,933
Proprietary Web site Traffic Sources	6,960	3,978	2,922	2,087

Total Revenue	$69,495	$75,233	$34,013	$39,020

Our partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-for-click advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services, natural search optimization services and outsourced search marketing platforms. Our proprietary web site traffic revenues are generated from our portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee.

Revenue increased 15% from $34.0 million for the three months ended June 30, 2012 to $39.0 million in the same period in 2013. The partner and other revenues increased $5.8 million primarily from our call advertising services. Our call advertising increases are primarily due to increase in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform. This increase was offset by a $637,000 decrease in revenue from our pay-per-click services primarily due to fewer advertisers and lower advertiser spend amounts. In July 2013, we sold certain assets to an unrelated third party related to certain pay-per-click services which will lower pay-per-click revenues in subsequent quarters.

Our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC that AT&T sold a majority stake in to a private equity third party in April 2012. Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through June 30, 2015 that includes certain provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. In July 2013, we amended our arrangement with YP which lowered certain agency fees beginning July 1, 2013 through the end of the term. We also extended a separate pay-for-call relationship through June 2015. We do not expect the modifications in these agreements to significantly impact our operating results. There can be no assurance that our business with them in the future will continue at or near current levels. YP accounted for 28% and 23% of total revenues during the three months ended June 30, 2012 and 2013, respectively. Our arrangement with ADT Securities, Inc. (“ADT”), is for call advertising services which accounted for 16% of total revenues during the three months ended June 30, 2013. There can be no assurances that ADT will continue to spend at the levels similar to the second quarter of 2013.

Our proprietary web site traffic revenues decreased $835,000 in part as a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites. The remainder of such decrease was largely due to lower revenues from our arrangement with an advertiser service provider whereby we receive payment upon click-throughs on pay-per-click listings presented our websites. This decrease was principally due to lower click-throughs on pay-per-click listings presented on our Web sites from the advertiser service provider. In the near term, we expect lower proprietary web site traffic revenues as a result of lower budgets for cost-per-actions from resellers particularly related to our local search and directory web sites.

Revenue increased 8% from $69.5 million for the six months ended June 30, 2012 to $75.2 million in the same period in 2013. The partner and other revenues increased $8.7 million primarily from our call advertising services. Our call advertising increases are primarily due to increase in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform. This increase was partially offset by a $2.3 million decrease in our pay-per-click services. Our proprietary web site traffic revenues decreased $3.0 million and were primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites. The remainder of such decrease was largely due to lower revenues from our arrangement with an advertiser service provider whereby we receive payment upon click-throughs on pay-per-click listings presented our websites. This decrease was principally due to lower click-throughs on pay-per-click listings presented on our Web sites from the advertiser service provider. In the near term, we expect lower proprietary web site traffic revenues as a result of lower budgets for cost-per-actions from resellers particularly related to our local search and directory web sites.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of phone calls and click-throughs performed by users of our service through our distribution partners and proprietary web site traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. Companies distributing advertising through the Internet and mobile sources have experienced, and will likely to continue experience consolidation. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

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

Expenses

Expenses were as follows (in thousands):

	Six months ended June 30,				Three months ended June 30,
	2012	% of revenue	2013	% of revenue	2012	% of revenue	2013	% of revenue
Service costs	$39,427	56%	$45,267	60%	$19,349	57%	$23,864	61%
Sales and marketing	8,306	12%	5,856	8%	4,510	13%	3,031	8%
Product development	11,829	17%	13,856	18%	5,801	17%	6,998	18%
General and administrative	11,677	17%	10,350	14%	5,441	16%	5,509	14%
Amortization of intangible assets from acquisitions	2,619	4%	1,791	2%	1,082	3%	736	2%
Acquisition and separation related costs	(132)	(0%)	654	1%	—	—	309	1%

	$73,726	106%	$77,774	103%	$36,183	106%	$40,447	104%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2012	2013	2012	2013
Service costs	$1,007	$377	$483	$188
Sales and marketing	1,862	264	1,602	203
Product development	665	773	329	398
General and administrative	5,190	3,119	2,402	1,825

Total stock-based compensation	$8,724	$4,533	$4,816	$2,614

See Note 3—“Stock-based Compensation Plans” of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 23%, from $19.4 million in the three months ended June 30, 2012 to $23.9 million in the same period in 2013. The increase was primarily attributable to an increase in distribution partner payments, personnel costs, fees paid to outside service providers, travel and facility costs totaling $4.9 million, offset partially by a decrease in communication and network costs and stock based compensation. Service costs, excluding stock-based compensation, related to the Archeo segment increased 6%, from $3.3 million in the three months ended June 30, 2012 to $3.5 million in the same period in 2013 primarily due to an increase in personnel costs and distribution partner payments. Service costs, excluding stock-based compensation, related to the Call-driven segment increased 30%, from $15.6 million in the three months ended June 30, 2012 to $20.2 million in the same period in 2013 primarily due to an increase in distribution partner payments, personnel costs and fees paid to outside service providers.

Service costs represented 57% of revenue in the three months ended June 30, 2012 as compared to 61% in 2013. The 2013 increase as a percentage of revenue in service costs was primarily a result of an increase in distribution partner payments.

Service costs increased 15%, from $39.4 million in the six months ended June 30, 2012 to $45.3 million in the same period in 2013. The increase was primarily attributable to an increase in distribution partner payments, personnel costs, fees paid to outside service providers, travel and facility costs totaling $7.5 million, offset partially by a decrease in communication and network costs, Internet domain amortization and stock based compensation of $1.6 million. Service costs, excluding stock-based compensation, related to the Archeo segment decreased 11%, from $7.5 million in the six months ended June 30, 2012 to $6.7 million in the same period in 2013 primarily due to a decrease in distribution partner payments and Internet domain amortization and registration fees offset partially by an increase in personnel costs. Service costs, excluding stock-based compensation, related to the Call-driven segment increased 24%, from $30.9 million in the six months ended June 30, 2012 to $38.1 million in the same period in 2013 primarily due to an increase in distribution partner payments, personnel costs, and fees paid to outside service providers, offset partially by a decrease in communication and network costs.

Service costs represented 56% of revenue in the six months ended June 30, 2012 as compared to 60% in 2013. The 2013 increase as a percentage of revenue in service costs was primarily a result of an increase in distribution partner payments.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. We expect that this increase will be offset partially by a decrease in revenue shares to pay-per-click distribution partners as a result of the July 2013 sale of certain pay-per-click assets to an unrelated third party. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our proprietary web site traffic sources have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary web site traffic sources have no corresponding distribution partner payments. To the extent our proprietary traffic sources make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We expect with an increase in the proportion of partner and other revenue sources and additional investment in our network, service costs will increase as a percentage of revenue in the near term. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses decreased 33%, from $4.5 million for the three months ended June 30, 2012 to $3.0 million in the same period in 2013. As a percentage of revenue, sales and marketing expenses were 13% and 8% for the three months ended June 30, 2012 and 2013, respectively. The decrease in dollars and percentage of revenue was primarily attributable to a decrease from 2012 of $1.4 million in stock based compensation related to the acceleration of certain restricted shares as part of a separation agreement in 2012. Sales and marketing costs, excluding stock-based compensation, related to the Archeo segment decreased 24% from $673,000 in the three months ended June 30, 2012 to $512,000 in the same period in 2013 primarily due to a decrease in online and outside marketing activities. Sales and marketing costs, excluding stock-based compensation, related to the Call-driven segment increased 4% from $2.2 million in the three months ended June 30, 2012 to $2.3 million in the same period in 2013 primarily due to an increase in personnel costs and depreciation.

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

Sales and marketing expenses decreased 30% from $8.3 million for the six months ended June 30, 2012 to $5.9 million in the same period in 2013. As a percentage of revenue, sales and marketing expenses were 12% and 8% for the six months ended June 30, 2012 and 2013, respectively. The decrease in dollars and percentage of revenue was primarily related to a decrease in stock based compensation, online and outside marketing activities, personnel costs, and facility costs totaling $2.6 million offset partially by an increase in depreciation. Sales and marketing costs, excluding stock-based compensation, related to the Archeo segment decreased 24% from $1.6 million in the six months ended June 30, 2012 to $1.2 million in the same period in 2013 primarily due to a decrease in online and outside marketing activities offset partially by an increase in personnel costs. Sales and marketing costs, excluding stock-based compensation, related to the Call-driven segment decreased 10% from $4.8 million in the six months ended June 30, 2012 to $4.4 million in the same period in 2013 primarily due to a decrease in personnel costs offset partially by an increase in depreciation.

Product Development. Product development expenses increased 21% from $5.8 million for the three months ended June 30, 2012 to $7.0 million in the same period in 2013. The increase in dollars was primarily due to an increase in personnel cost and fees paid to outside service providers. As a percentage of revenue, product development expenses were 17% and 18% for the three months ended June 30, 2012 and 2013, respectively, and were relatively consistent related to revenue. Product development expenses, excluding stock-based compensation, related to the Archeo segment increased 14% from $657,000 in the three months ended June 30, 2012 to $749,000 in the same period in 2013 primarily due to an increase in personnel costs and fees paid to outside service providers. Product development expenses, excluding stock-based compensation, related to the Call-driven segment increased 21% from $4.8 million in the three months ended June 30, 2012 to $5.8 million in the same period in 2013 primarily due to an increase in personnel costs.

In the near term, we expect product development expenditures to be relatively stable in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

Product development expenses increased 17%, from $11.8 million for the six months ended June 30, 2012 to $13.9 million in the same period in 2013. The net increase in dollars was primarily due to an increase in personnel costs and fees paid to outside service providers. As a percentage of revenue, product development expenses were 17% and 18% for the six months ended June 30, 2012 and 2013, respectively. Product development expenses, excluding stock-based compensation, related to the Archeo segment increased 3% from $1.4 million in the six months ended June 30, 2012 to $1.5 million in the same period in 2013 primarily due to an increase in fees paid to outside service providers partially offset by a decrease in personnel costs. Product development expenses, excluding stock-based compensation, related to the Call-driven segment increased 19% from $9.7 million in the six months ended June 30, 2012 to $11.6 million in the same period in 2013 primarily due to an increase in personnel costs and fees paid to outside service providers.

General and Administrative. General and administrative expenses increased 1% from $5.4 million in the three months ended June 30, 2012 to $5.5 million in the same period in 2013. The net increase was primarily due to an increase in personnel costs and bad debt offset partially by a decrease in stock based compensation and fees paid to outside service providers. As a percentage of revenue, general and administrative expenses were 16% and 14% for the three months ended June 30, 2012 and 2013, respectively. The decrease in 2013 as a percentage of revenue was due to expenses remaining relatively constant with higher revenues in 2013 compared to 2012. General and administrative expenses, excluding stock-based compensation, related to the Archeo segment increased 5% from $370,000 in the three months ended June 30, 2012 to $391,000 in the same period in 2013 primarily due to an increase in personnel partially offset by a decrease in business taxes. General and administrative expenses, excluding stock-based compensation, related to the Call-driven segment increased 24% from $2.7 million in the three months ended June 30, 2012 to $3.3 million in the same period in 2013 primarily due to an increase in personnel costs and bad debt offset partially by a decrease in fees paid to outside service providers.

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

General and administrative expenses decreased 11% from $11.7 million for the six months ended June 30, 2012 to $10.4 million in the same period in 2013. The net decrease in dollars was primarily due to a decrease in stock based compensation of $2.0 million offset partially in an increase in personnel costs $801,000. As a percentage of revenue, general and administrative expenses were 17% and 14% for the six months ended June 30, 2012 and 2013, respectively. General and administrative expenses, excluding stock-based compensation, related to the Archeo segment decreased 1% from $862,000 in the six months ended June 30, 2012 to $850,000 in the same period in 2013 primarily due to an increase in bad debt partially offset by a decrease in personnel costs. General and administrative expenses, excluding stock-based compensation, related to the Call-driven segment increased 13% from $5.6 million in the six months ended June 30, 2012 to $6.4 million in the same period in 2013 primarily due to an increase in personnel costs and bad debt.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 32%, from $1.1 million in the three months ended June 30, 2012 to $736,000 in the same period in 2013. The decrease was associated with certain intangible assets related to the April 2011 Jingle acquisition being fully amortized during the period. During the three months ended June 30, 2013, the amortization of intangibles related to service costs and sales and marketing expenses.

Intangible amortization expense decreased 32%, from $2.6 million in the six months ended June 30, 2012 to $1.8 million in the same period in 2013. The decrease was associated with amortization of intangible assets acquired in the Jingle acquisition in April 2011 and certain intangible assets from prior acquisitions being fully amortized. During the six months ended June 30, 2013, the amortization of intangibles related to service costs and sales and marketing expenses.

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

Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in our stock price and/or market capitalization for a sustained period of time. If our stock price were to trade below the book value per share for an extended period of time and/or we experience changes in our business, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of goodwill.

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

Acquisition and separation related costs. Acquisition and separation related costs of $309,000 and $654,000 for the three and six months ended June 30, 2013, respectively, were primarily for professional fees and other procedures associated with our separation of our business into two distinct publicly traded companies. We expect to incur additional separation related costs through the expected separation date.

During the six months ended June 30, 2012, we revised our original estimates regarding the future obligation related to Jingle office space due to an arrangement for the future sublease of the Jingle office space which resulted in a $132,000 benefit recorded in acquisition related costs in the first quarter of 2012.

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $3.3 million and $4.7 million for the three and six months ended June 30, 2012, respectively, as compared to $1.3 million and $2.7 million in the same periods in 2013, respectively, and were primarily attributable to the sales and disposals of Internet domain names. The decrease was primarily due to fewer domains sold in 2013 compared to 2012.

Other Income (expense). Other income (expense) was ($115,000) and ($312,000) in the three and six months ended June 30 2012, respectively, compared to other income (expense) of ($12,000) and ($29,000) for the same periods in 2013, respectively. The net expense for the three and six months ended June 30, 2012 was primarily due to accretion of interest expense related to the future consideration related to the April 2011 Jingle acquisition. The deferred consideration related to the Jingle acquisition was paid in 2012 which resulted in no further accretion of interest expense in 2013.

Income Taxes. Income tax expense was $577,000 and $497,000 for the three and six months ended June 30, 2012, respectively, compared to income tax expense of $244,000 and $390,000 in the same periods in 2013.

In the three and six months ended June 30, 2013, the effective tax rate of (222%) and 322% differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts. We also recognized approximately $116,000 and $646,000 of federal research and experimental credits related to 2012 and 2013 due to the reinstatement of the federal research and development credit in January 2013 as part of the 2012 American Taxpayer Relief Act. This primarily resulted in an increase in our deferred tax assets which was offset by an increase to our valuation allowance of $225,000 and $651,000 in the three and six months ended June 30, 2013.

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

Net Income (Loss). Net income decreased from $330,000 in the three months ended June 30, 2012 to a net loss of $354,000 in the same period in 2013. The decrease was primarily a result of a decrease in gain on sales of intangible assets and an increase in operating expenses offset by an increase in revenue and decrease in stock based compensation. Net loss decreased 41% from $458,000 in the six months ended June 30, 2012 to $269,000 in the same period in 2013. This decrease in net loss was primarily a result of a decrease in stock based compensation, amortization of acquired intangible assets, and an increase in revenue offset by an increase in operating expenses and a decrease in gain on sales of intangible assets.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $18.7 million and we had current and long term contractual obligations of $15.8 million, of which $10.8 million is for rent under our facility leases.

Cash provided by operating activities for the six months ended June 30, 2013 of approximately $3.2 million consisted primarily of net loss of $269,000 adjusted for non-cash items of $9.0 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and excess tax benefits related to stock-based compensation, $2.7 million of gain on sales and disposals of intangible assets, net and approximately $2.9 million used by working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2012 of approximately $11.9 million consisted primarily of net loss of $319,000 adjusted for non-cash items of $15.9 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, excess tax benefits related to stock-based compensation and accretion of interest expense, $4.7 million of gain on sales and disposals of intangible assets, net and approximately $1.1 million provided by working capital and other activities. Included in the working capital amount is $349,000 of interest accretion paid as part of the 12-month deferred acquisition payment to Jingle.

In July 2013, we sold certain assets related to our pay-per-click services to an unrelated third party. These assets contributed a preliminary estimate of $2.9 million of revenue and $62,000 in operating profit for the six months ended June 30, 2013. We expect the divestiture of these assets will not have a significant impact on working capital.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenues for the three and six months ended June 30, 2012 and 2013. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our small business marketing products, such as YP, SuperMedia Inc., hibu, Inc., The Cobalt Group, and Yellow Media, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the six months ended and as of June 30, 2013 amounts from these partners totaled 40% of revenue and $14.8 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. Our arrangement with AT&T relates to its business unit YP that AT&T sold a majority stake in to a private equity third party in April 2012. In July 2013, we amended our arrangement with YP which lowered certain agency fees beginning July 1, 2013 through the end of the term. We also extended a separate pay-for-call relationship through June 2015. We do not expect the modifications in these agreements to significantly impact our operating results. There can be no assurance that our business with YP in the future will continue at or near current levels. Net accounts receivable balances outstanding at June 30, 2013 from AT&T totaled $9.8 million. For the six months ended June 30, 2013 amounts from these partners along with ADT totaled 54% of revenue and $22.2 million in net receivables. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed.

Cash provided by investing activities for the six months ended June 30, 2013 of approximately $961,000 was primarily attributable to purchases for property and equipment of $1.7 million which were partially offset by proceeds from the sales of intangible assets of approximately $2.7 million. Cash provided by investing activities for the six months ended June 30, 2012 of approximately $3.2 million was primarily attributable to purchases for property and equipment of $1.5 million which were partially offset by proceeds from the sales of intangible assets of approximately $4.7 million.

Cash used in financing activities for the six months ended June 30, 2013 of approximately $1.3 million was primarily attributable to the repurchase of approximately 31,000 shares of Class B common stock for treasury stock totaling approximately $119,000 and tax withholding payments of approximately $1.6 million related to certain executive vested restricted stock awards partially offset by proceeds from exercises of stock options and excess tax benefits on stock based compensation totaling $426,000. Cash used in financing activities for the six months ended June 30, 2012 of approximately $19.0 million was primarily attributable to the cash payment of the 12-month deferred acquisition payment related to the April 2011 Jingle acquisition of $16.5 million which is net of certain working capital and other adjustments. The deferred acquisition payment excludes the interest accretion of $349,000 which is shown as an operating cash outflow. Other financing activities include the repurchase of 284,000 shares of Class B common stock for treasury stock totaling approximately $1.3 million and common stock dividend payments of $1.5 million, partially offset by excess tax benefits related to stock-based compensation and net proceeds from the sale of stock through employee stock options and employee stock plan purchases totaling $172,000.

The following table summarizes our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$10,815	$1,126	$4,513	$4,599	$577
Other contractual obligations	5,014	$1,841	2,723	451	—

Total contractual obligations (1),(2)	$15,830	$2,967	$7,236	$5,050	$577

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $375,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

On November 1, 2012, we announced that our board of directors has authorized the company to pursue the separation of our business into two distinct publicly traded entities. The separation is expected to be a tax-free pro rata distribution in which the Company’s existing shareholders would hold interests in: (1) Marchex, a mobile advertising company focused on calls, and (2) Archeo a domain and advertising marketplace. Completion of the proposed separation is subject to certain conditions, including final approval by the Company’s board of directors, receipt of regulatory approvals, favorable rulings and/or opinions regarding the tax-free nature of the transaction to us and to our shareholder, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the Securities and Exchange Commission.

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points. As of June 30, 2013, we had $30 million of availability under the credit agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2013, approximately 31,000 shares of Class B common stock were repurchased.

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

The annual cash dividend, subject to capital availability, has most recently been $0.14 per common share or approximately $5.3 million. Dividends for the 2013 period were paid at the end of 2012. There can be no assurance that we will continue to pay dividends at such a rate or at all. If the proposed separation is completed, the quarterly dividend payments are anticipated to be transitioned from Marchex to Archeo. There can be no assurances that Archeo will continue to pay dividends at such rate or at all.

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

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach local consumers across online, mobile and offline sources. The primary revenue driver has been performance-based advertising, which includes digital call advertising service, pay-per-click advertising, and cost-per-action services. For pay-for-call, and pay-per-click advertising, revenue is recognized upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listing which occurs when an online, mobile, or offline user makes a phone call or clicks based on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

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

As of June 30, 2013, we have net deferred tax assets of $28.5 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state NOL carryforwards, and research and development credits. At December 31, 2012 and June 30, 2013, we recorded a valuation allowance of $21.6 million and $22.6 million, respectively, against our federal, state, city and foreign net deferred tax assets, as we believes it is more likely than not that these benefits will not be realized. The change in the valuation allowance in 2013 was approximately $1.0 million due to an increase in our gross deferred tax assets primarily related to the 2012 and 2013 research and development credit and federal and state NOLs recorded during the six months ended June 30, 2013.

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either an increase to income tax expense or reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain state and foreign NOL carryforwards, will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets.

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

As of June 30, 2013, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $5.5 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of June 30, 2013, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of June 30, 2013, we had federal NOLs of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

In connection with the 2011 Jingle acquisition, we acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets. We recorded NOL carryforwards that may be utilized of approximately $7.0 million in which $2.6 million was utilized in 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2012 Annual Report on Form 10-K. They have been updated to include information as of August 8, 2013.

Risks Relating to the Proposed Spin-off Transaction

The proposed spin-off of our mobile and call advertising business and domain and advertising marketplace business into two distinct publicly traded companies may not be completed on the terms or timeline currently contemplated, if at all.

In early November 2012, we announced our intention to pursue the separation of our mobile and call advertising business and domain and advertising marketplace business into two distinct publicly traded companies (the “Proposed Spin-off Transaction”). We are engaged in planning for the Proposed Spin-off Transaction. We expect to incur expenses in connection with the Proposed Spin-off Transaction and any delays in the anticipated completion of the Proposed Spin-off Transaction may increase these expenses. Unanticipated developments could delay or negatively impact the Proposed Spin-off Transaction, including those related to the filing and effectiveness of appropriate filings with the SEC, obtaining favorable rulings and or opinions regarding the tax-free nature of the transaction to us and to our stockholders, receipt of regulatory approvals, completing further due diligence as appropriate, and changes in market conditions, among other things. In addition, consummation of the Proposed Spin-off Transaction will require final approval from our Board of Directors. Therefore, we cannot assure that we will be able to complete the Proposed Spin-off Transaction on the terms or on the timeline that we announced, if at all.

The post-distribution value of our Class B common stock following completion of the Proposed Spin-off Transaction may not equal or exceed the pre-distribution value of our Class B common stock.

If the Proposed Spin-off Transaction is completed, our Class B common stock will continue to be listed and traded on the NASDAQ Global Select Market. We cannot assure you that the trading price of our Class B common stock after the distribution, as adjusted for any changes in the capitalization of Marchex, will be equal to or greater than the trading price of our Class B common stock prior to the distribution. Until the market has fully evaluated the business of Marchex without the business subject to the spin-off, the price at which our Class B common stock trades may fluctuate significantly. These changes may not meet some stockholders’ investment strategies, which could cause investors to sell their shares of our Class B common stock. Excessive selling could cause the relative market price of our Class B common stock to decrease following completion of the Proposed Spin-off Transaction.

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

We had an accumulated deficit of $173.2 million as of June 30, 2013. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 15% of total revenues for the six months ended June 30, 2013. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. search marketplace for June 2013, Yahoo! and Microsoft accounted for 11.4% and 17.9%, respectively, of the core search market in the United States and Google accounted for 66.7%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP (through our contract with AT&T’s subsidiary Yellowpages.com LLC d/b/a AT&T Interactive which is included in YP Holdings, LLC), hibu, Inc. (formerly Yellowbook Inc.), The Cobalt Group, Super Media, Inc., Yodle and Yellow Media, Inc. for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. YP is our largest advertiser reseller partner and was responsible for 24% of our total revenues for the six months ended June 30, 2013. In April of 2012, AT&T sold of a majority stake in its yellow pages business unit YP Holdings, LLC (including AT&T Interactive) to a third party. We are uncertain whether such a divestiture will occur in an orderly fashion and whether it will impact our business relationship with YP. We cannot predict whether our business with YP in the future will continue at or near current levels and any decrease in such levels could have a material adverse impact on our business and results of operations.

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

We received approximately 51% and 59% of our revenue from our five largest customers for the year ended December 31, 2012 and the six months ended June 30, 2013, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 51% and 59% of our total revenues for the year ended December 31, 2012 and the six months ended June 30, 2013, respectively. YP and ADT are our largest customers and were responsible for 24% and 14% of our total revenues for the six months ended June 30, 2013, respectively, and 29% and 22% of accounts receivable at June 30, 2013, respectively. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

The expansion of our digital call advertising business increases the potential intellectual property infringement claims we may be subject to, particularly in light of the large number of patents which have been issued (or are pending) in the telecommunications field over the last several decades, both in the U.S. and internationally. Jingle, which we acquired in 2011, was subject to patent infringement claims which were unsuccessful at trial. We resolved this matter and obtained a license to the patents at issue.

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

The loss of our senior management, including our executive officer founders, could harm our current and future operations and prospects.

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

Further, as of June 30, 2013, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, together controlled 73% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive officer founders, for any reason, or any conflict among our executive officer founders, could harm our current and future operations and prospects.

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

We recorded a substantial non-cash impairment charge for goodwill and intangible assets during the fourth quarter of 2008 as a result of the impact of the adverse economic environment including the deterioration in the equity and credit markets. During the fourth quarter of 2012, we recorded a non-cash impairment charge for goodwill of $16.7 million within the Archeo segment as a result of lower projected revenue growth rates and profitability levels compared to historical results and other market-based factors. We may be required to record a future charge to earnings in our financial statements during the period in which any additional impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

We may be required to increase or decrease the valuation allowance against our deferred tax assets.

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. If we determine that our deferred tax assets will not result in a future tax benefit, an additional valuation allowance may be recorded with a corresponding charge to net income. Such charges may have a material adverse effect on our results of operations or financial condition. The likelihood of recording such a valuation allowance may be impacted by our acquisitions, or by our proposed separation of Archeo into a separate public company, and increases during periods of economic downturn.

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

•

U.S. Patent Number 8,442,862 entitled “Method and System for Tracking Telephone Calls” was issued on May 14, 2013 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Application Number 12/512,821 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was filed on July 30, 2009.

•	U.S. Patent Number 8,433,0482 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

•

U.S Patent Number 8,259,915 entitled “System and Method to Analyze Calls to Advertised Telephone Numbers” was issued September 4, 2012 and its continuation Patent Application Number 13/603,283 was filed September 4, 2012.

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

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Application Number 11/291,094 entitled “Telephone Search Supported By Keyword Map To Advertising” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

•	U.S. Patent Application Number 13,756,380 entitled “Call Tracking System Utilizing an Automated Filtering Function” was filed January 31, 2013.

•	U.S. Patent Application Number 13/756,441 entitled “Call Tracking System Utilizing a Pooling Algorithm” was filed January 31, 2013.

•	U.S. Patent Application Number 13/756,480 entitled “Call Tracking System Utilizing a Sampling Algorithm” was filed January 31, 2013.

•

U.S. Patent Application Number13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting was filed April 18, 2013, claiming priority to U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013.

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

On November 19, 2004, the federal government passed legislation placing a ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions which expires in November 2014. The proposed Marketplace Fairness Act of 2013 if enacted into law would allow states to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. An increase in taxes may make electronic commerce transactions less attractive for advertisers and businesses, which could result in a decrease in the level of usage of our services. Additionally, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and the Company’s filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. We cannot predict the outcome of any of these reviews.

Risks Relating to Ownership of our Common Stock

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through June 30, 2013. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

Our executive officer founders control the outcome of stockholder voting, and there may be an adverse effect on the price of our Class B common stock due to the disparate voting rights of our Class A common stock and our Class B common stock.

As of June 30, 2013, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, beneficially owned 81% of the outstanding shares of our Class A common stock, which shares represented 73% of the combined voting power of all outstanding shares of our capital stock. These executive officer founders together control 73% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive officer founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive officer founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive officer founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive officer founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive officer founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

If the Proposed Spin-off Transaction is completed, the quarterly dividend payments are anticipated to be transitioned from Marchex to Archeo. There can be no assurances that Archeo will continue to pay dividends at such rate or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2013, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
April 1, 2013 – April 30, 2013(2)	39,250	$0.01	—	1,717,381
May 1, 2013 – May 31, 2013 (2), (3)	61,329	$4.16	—	1,717,381
June 1, 2013 – June 30, 2013 (2)	8,250	$0.01	—	1,717,381

Total Class B Common Shares	108,829	$2.35	—	1,717,381

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.

(2)	Includes 39,250, 10,250 and 8,250 shares of restricted equity subject to vesting for the periods ending April 30, 2013, May 31, 2013 and June 30, 2013, respectively, which were issued to certain employees. We repurchased shares which were not already vested for $0.01 per share upon termination of employment.
(3)	Includes 51,079 shares of the Company’s Class B common stock which were repurchased to satisfy the employees’ minimum tax withholding obligations in connection with the vesting of restricted stock awards and was based on the fair market value on the vesting date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits:

†*10.33	Form of Incentive Stock Option Notice and Agreement (2012 Stock Incentive Plan).

†*10.34	Form of Nonstatutory Stock Option Notice and Agreement (2012 Stock Incentive Plan).

†*10.35	Form of Restricted Stock Agreement (2012 Stock Incentive Plan).

†*10.36	Form of Restricted Stock Units Notice and Agreement (2012 Stock Incentive Plan).

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

**101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller (Principal Accounting Officer)

August 8, 2013