Form 10-Q
period 2013-09-30
MARCHEX INC
filed 2013-11-12
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 8, 2013
Class A common stock, par value $.01 per share	7,770,215
Class B common stock, par value $.01 per share	30,446,640

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2012	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$15,930	$25,151
Accounts receivable, net	25,988	30,817
Prepaid expenses and other current assets	2,667	3,149
Refundable taxes	264	72
Deferred tax assets	830	1,283

Total current assets	45,679	60,472
Property and equipment, net	6,005	5,967
Deferred tax assets	27,677	26,319
Intangible and other assets, net	611	569
Goodwill	65,815	65,679
Intangible assets from acquisitions, net	3,360	860

Total assets	$149,147	$159,866

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,378	$15,440
Accrued expenses and other current liabilities	9,609	8,838
Deferred revenue	2,009	1,506

Total current liabilities	23,996	25,784
Other non-current liabilities	2,216	2,186

Total liabilities	26,212	27,970
Stockholders’ equity:
Class A common stock	98	80
Class B common stock	284	301
Treasury stock	(13)	—
Additional paid-in capital	295,532	303,269
Accumulated deficit	(172,966)	(171,754)

Total stockholders’ equity	122,935	131,896

Total liabilities and stockholders’ equity	$149,147	$159,866

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2013	2012	2013
Revenue	$100,358	$112,870	$33,691	$40,560

Expenses:
Service costs (1)	56,821	68,025	19,744	25,293
Sales and marketing (1)	10,494	8,350	2,542	2,801
Product development (1)	17,237	20,586	5,510	6,833
General and administrative (1)	17,281	15,003	5,678	4,679
Amortization of intangible assets from acquisitions (2)	3,674	2,500	1,055	709
Acquisition and separation related costs	164	940	296	286

Total operating expenses	105,671	115,404	34,825	40,601
Gain on sales and disposals of intangible assets, net	5,434	3,739	713	1,047

Income (loss) from operations	121	1,205	(421)	1,006
Other income (expense):
Interest income	9	12	3	3
Interest and line of credit expense	(419)	(57)	(110)	(20)
Other	(20)	(3)	(11)	(2)

Total other income (expense)	(430)	(48)	(118)	(19)

Income (loss) from continuing operations before provision for income taxes	(309)	1,157	(539)	987
Income tax expense (benefit)	458	797	(49)	389

Net income (loss) from continuing operations	(767)	360	(490)	598
Discontinued operations:
Loss from discontinued operations, net of tax	(95)	(77)	(53)	(46)
Gain on sale of discontinued operations, net of tax	—	929	—	929

Discontinued operations, net of tax	(95)	852	(53)	883

Net income (loss)	(862)	1,212	(543)	1,481
Dividends paid to participating securities	(262)	—	(123)	—

Net income (loss) applicable to common stockholders	$(1,124)	$1,212	$(666)	$1,481

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders:
Continuing operations	$(0.03)	$0.01	$(0.02)	$0.02
Discontinued operations, net of tax	$(0.00)	$0.02	$(0.00)	$0.02

Basic and diluted net income (loss) applicable to Class A and Class B common stockholders	$(0.03)	$0.03	$(0.02)	$0.04
Dividends paid per share	$0.08	$0.00	$0.04	$0.00
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	9,576	9,168	9,570	8,377
Class B	24,303	26,280	24,536	27,308
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	9,576	9,168	9,570	8,377
Class B	33,879	36,371	34,106	37,277

(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:

Service costs	$2,737	$1,579	$748	$402
Sales and marketing	921	921	307	307
General and administrative	16	—	—	—

Total	$3,674	$2,500	$1,055	$709

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$(862)	$1,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	6,495	5,291
Accretion of interest expense	362	—
Acquisition related costs	(132)	—
Loss on sale of fixed assets	—	5
Gain on sale of discontinued operations	—	(1,492)
Gain on sales and disposals of intangible assets, net	(5,434)	(3,739)
Allowance for doubtful accounts and advertiser credits	1,847	1,431
Stock-based compensation	12,439	6,901
Deferred income taxes	890	1,024
Excess tax benefit related to stock-based compensation	(162)	(209)
Change in certain assets and liabilities:
Accounts receivable, net	3,363	(6,252)
Refundable taxes	(659)	192
Prepaid expenses, other current assets and other assets	1,277	(462)
Accounts payable	(2,430)	2,897
Accrued expenses and other current liabilities	(1,321)	649
Deferred revenue	93	69
Other non-current liabilities	(176)	(30)

Net cash provided by operating activities	15,590	7,487
Cash flows from investing activities:
Purchases of property and equipment	(2,267)	(2,476)
Proceeds from sales of intangible assets	5,457	3,739
Purchases of intangible and changes in other non-current assets	(67)	(124)
Proceeds from sale of discontinued operations	—	1,058

Net cash provided by investing activities	3,123	2,197
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	162	209
Tax withholding related to restricted stock awards	(24)	(1,639)
Common stock dividend payments	(2,806)	—
Repurchase of Class B common stock	(1,564)	(119)
Proceeds from exercises of stock options and issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	31	1,040
Proceeds from employee stock purchase plan	30	46
Deferred acquisition payments	(16,451)	—

Net cash used in financing activities	(20,622)	(463)

Net increase (decrease) in cash and cash equivalents by operations	(1,909)	9,221
Cash and cash equivalents at beginning of period	37,443	15,930

Cash and cash equivalents at end of period	$35,534	$25,151

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$108	$25
Cash paid during the period for interest accretion on deferred payment	$349	$—
Non-cash investing and financing activities:
Deferred payments related to acquisition	$100	$—

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile advertising technology company that delivers customer phone calls to businesses while its technology analyzes these calls to help maximize campaign results. The Company through its Archeo division also provides performance-based online advertising that connects advertisers with consumers across its proprietary network of owned web sites as well as third party web sites. Archeo’s domain and advertising marketplace enables the buying, selling and development of domain names.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of and from the date of acquisition. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation primarily related to discontinued operations (see Note 15. Discontinued Operations) and segment reporting (see Note 6. Segment Reporting and Geographic Information).

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2012 and September 30, 2013, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2013.

In July 2013, the Company sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations in the condensed consolidated statements of operations for all periods presented (see Note 15. Discontinued Operations).

Proposed Separation Update

On November 1, 2012, the Company announced that its board of directors had authorized the Company to pursue the separation of its mobile advertising business focused on calls and Archeo, a domain and click-based advertising business. On September 19, 2013, the Company announced following a strategic review that it would no longer pursue the separation and Archeo will continue to operate as a division of the Company. The Company will continue to evaluate various strategic alternatives for the Archeo assets.

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

On September 10, 2013, the Company launched its Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch were $899,000 for the three and nine months ended September 30, 2013 and have been recognized as revenue in the condensed consolidated financial statements. Historically, the sale of domain names were not a core operation of the Company and were peripheral to the generation of advertising revenue from domain names held for use and as such domain name sales were reported as gains on sales and disposals of intangible assets, net in the condensed consolidated financial statements. Substantially all of the Company’s domain names that are available for sale are also used to generate advertising revenue. The Company also continues to maintain a portfolio of domain names which are solely held for use primarily to generate advertising revenue.

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis and for domain names sold any remaining unamortized cost basis is expensed at the time of sale and is recorded as service costs in the condensed consolidated financial statements. The carrying value of domain names that are both used to generate advertising revenue and are available for sale was not significant as of September 30, 2013. Domain names that are solely held for use are recorded in intangible and other assets, net in the condensed consolidated balance sheets.

The Company capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or long-term portion in intangible and other assets, net. The capitalized costs are amortized over the renewal period on a straight-line basis.

Deferred Acquisition Payment

The Company’s deferred acquisition payments represent consideration payable related to a business combination, which were paid in cash in April 2012 and October 2012 and are shown as a financing cash outflow in the Condensed Consolidated Statements of Cash Flows in the period paid.

Revenues

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Partner and Other Revenue Sources	$91,372	$105,743	$31,664	$37,412
Proprietary Web site Traffic Sources and Other Revenue	8,986	7,127	2,027	3,148

Total Revenue	$100,358	$112,870	$33,691	$40,560

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

The Company’s proprietary web site traffic revenues are generated from the Company’s portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, and other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of the Company’s owned and operated web sites and calls or clicks on a particular listing or completes the specified action, the Company receives a fee. Other proprietary web site traffic revenues include domain name sales which were recognized as revenue with the launch of its Domains Marketplace in September 2013.

(3) Stock-based Compensation Plans

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Service costs	$1,545	$818	$554	$455
Sales and marketing	2,008	474	153	211
Product development	860	1,127	203	361
General and administrative	7,982	4,456	2,792	1,338

Total stock-based compensation	$12,395	$6,875	$3,702	$2,365

Income tax benefit related to stock-based compensation included in net income (loss)	$3,750	$1,937	$1,088	$686

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended September 30, 2012 and 2013, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Expected life (in years)	4.0-6.25	4.0-6.25	4.0	4.0-6.25
Risk-free interest rate	0.60%	1.09%	0.47%	1.52%
Expected volatility	70%	56%	69%	61%
Expected dividend yield	2.00%	1.74%	3.11%	1.00%

Stock option activity during the nine months ended September 30, 2013 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2012	7,029,360	$7.67	6.28	$506
Options granted	1,729,922	4.97
Options forfeited	(269,792)	5.64
Options expired	(630,903)	5.82
Options exercised	(206,299)	5.12

Balance at September 30, 2013	7,652,288	$7.35	6.72	$11,392

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

Restricted stock awards and restricted stock units activity during the nine months ended September 30, 2013 is summarized as follows:

	Shares/ Units	Weighted average grant date fair value
Unvested balance at December 31, 2012	2,563,511	$5.12
Granted	1,093,724	4.20
Vested	(559,505)	4.13
Forfeited	(187,136)	4.90

Unvested balance at September 30, 2013	2,910,594	$4.98

On December 31, 2012, the Company repurchased 336,000 shares from certain executives for minimum withholding taxes on 1,050,000 restricted stock awards that vested on December 31, 2012. During 2013, the Company repurchased 51,079 shares from certain executives for minimum withholding taxes on 183,750 restricted stock awards that vested during 2013. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $1.6 million, which was remitted in cash to the appropriate taxing authorities during 2013. The payments are reflected as a financing activity within the condensed consolidated statement of cash flows when paid.

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

The following table includes net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amount):

	Nine months ended September 30,
	2012		2013
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(292)	$(475)	$87	$273
Dividends paid to participating securities	—	(262)	—	—

Net income (loss) from continuing operations applicable to common stockholders	$(292)	$(737)	$87	$273
Discontinued operations, net of tax	(27)	(68)	207	645

Net income (loss) applicable to common stockholders	$(319)	$(805)	$294	$918

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,576	24,303	9,168	26,280

Basic net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$(0.03)	$(0.03)	$0.01	$0.01
Discontinued operations, net of tax	(0.00)	(0.00)	0.02	0.02

Basic net income (loss) per share applicable to common stockholders	$(0.03)	$(0.03)	$0.03	$0.03

	Three months ended September 30,
	2012		2013
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) from continuing operations	$(172)	$(318)	$133	$465
Dividends paid to participating securities	—	(123)	—	—

Net income (loss) from continuing operations applicable to common stockholders	$(172)	$(441)	$133	$465
Discontinued operations, net of tax	(15)	(38)	196	687

Net income (loss) applicable to common stockholders	$(187)	$(479)	$329	$1,152

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,570	24,536	8,377	27,308

Basic net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$(0.02)	$(0.02)	$0.02	$0.02
Discontinued operations, net of tax	(0.00)	(0.00)	0.02	0.02

Basic net income (loss) per share applicable to common stockholders	$(0.02)	$(0.02)	$0.04	$0.04

The following table calculates net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2012		2013
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(292)	$(475)	$87	$273
Dividends paid to participating securities	—	(262)	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(292)	—	87

Net income (loss) from continuing operations applicable to common stockholders	$(292)	$(1,029)	$87	$360

Discontinued operations, net of tax	(27)	(68)	204	648
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	(27)	—	204

Diluted discontinued operations, net of tax	$(27)	$(95)	$204	$852

Net income (loss) applicable to common stockholders	$(319)	$(1,124)	$291	$1,212

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,576	24,303	9,168	26,280
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	—	—	923
Conversion of Class A to Class B common shares outstanding	—	9,576	—	9,168

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,576	33,879	9,168	36,371

Diluted net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$(0.03)	$(0.03)	$0.01	$0.01
Discontinued operations, net of tax	(0.00)	(0.00)	0.02	0.02

Net income (loss) per share applicable to common stockholders	$(0.03)	$(0.03)	$0.03	$0.03

	Three months ended September 30,
	2012		2013
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) from continuing operations	$(172)	$(318)	$129	$469
Dividends paid to participating securities	—	(123)	—	—
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	(172)	—	129

Net income (loss) from continuing operations applicable to common stockholders	$(172)	$(613)	$129	$598

Diluted discontinued operations, net of tax	(15)	(38)	191	692
Reallocation of diluted discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	(15)	—	191

Diluted discontinued operations, net of tax	$(15)	$(53)	$191	$883

Net income (loss) applicable to common stockholders	$(187)	$(666)	$320	$1,481

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,570	24,536	8,377	27,308
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	—	—	1,592
Conversion of Class A to Class B common shares outstanding	—	9,570	—	8,377

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,570	34,106	8,377	37,277

Diluted net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$(0.02)	$(0.02)	$0.02	$0.02
Discontinued operations, net of tax	(0.00)	(0.00)	0.02	0.02

Diluted net income (loss) per share applicable to common stockholders	$(0.02)	$(0.02)	$0.04	$0.04

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three and nine months ended September 30, 2012, outstanding options to acquire 6,640 shares of Class B common stock. For the three and nine months ended September 30, 2013, outstanding options to acquire 3,649 and 6,025 shares of Class B common stock, respectively.

•	For the three and nine months ended September 30, 2012, 3,566 shares of unvested Class B restricted common shares, respectively, issued to employees and in connection with acquisitions. For the three and nine months ended September 30, 2013, 280 shares of unvested Class B restricted common shares issued to employees and in connection with acquisitions.

•	For the three and nine months ended September 30, 2012, 209 restricted stock units. For the three and nine months ended September 30, 2013, 181 restricted stock units.

•	For the three and nine months ended September 30, 2012, 4,907 shares of Class B common stock that may be issued in lieu of cash for the deferred payments related to the acquisition of Jingle using the “if converted” method.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of consolidated revenue for the three and nine months ended September 30, 2012 and one that was paid less than 15% of consolidated revenue for the three and nine months ended September 30, 2013.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Advertiser A	29%	25%	27%	25%
Advertiser B	*	14%	*	13%
Advertiser C	*	11%	*	12%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2012	At September 30, 2013
Advertiser A	36%	32%
Advertiser B	11%	17%
Advertiser C	*	11%

(6) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. During the fourth quarter of 2012, the Company changed its internal reporting available to its chief operating decision maker (CODM) for evaluating segment performance and allocating resources due to its intention to separate Archeo and revised segment disclosures accordingly. The reporting disaggregates the Company’s operations into the Call-driven and Archeo segments. Prior to the fourth quarter of 2012, the Company operated in a single operating segment.

In July 2013, the Company sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note.15 Discontinued Operations for further discussion.

In September 2013, the Company announced a plan to operate Archeo as a distinct division and changed its segment reporting to reflect the reallocation of its general corporate overhead expenses to the Call-driven segment. The Company revised its segment reporting to reflect changes in how the CODM internally measures segment performance. Segment reporting for all prior periods presented have been revised to conform to current segment presentation.

The Company’s Call-driven segment comprises its performance-based advertising business focused on driving phone calls. The Archeo segment comprises the Company’s click-based advertising and Internet domain name businesses. Call-driven segment expenses include direct costs incurred by the segment business and general corporate overhead expenses. Archeo segment expenses include only direct costs incurred by that segment. Segment expenses exclude the following: stock-based compensation, amortization of intangible assets from acquisitions, acquisition and separation related costs, and other income (expense).

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed.

Selected segment information (in thousands):

	Nine months ended September 30, 2013
	Call-driven	Archeo	Total
Revenue	$100,668	$12,202	$112,870
Operating expenses	96,127	8,962	105,089
Gain on sales of intangible assets, net	—	3,739	3,739

Segment profit	$4,541	$6,979	$11,520
Less reconciling items:
Stock based compensation			6,875
Amortization of intangible assets from acquisitions			2,500
Acquisition and separation related costs			940
Interest expense and other, net			48

Income from continuing operations before provision for income taxes			$1,157

	Nine months ended September 30, 2012
	Call-driven	Archeo	Total
Revenue	$83,418	$16,940	$100,358
Operating expenses	79,534	9,904	89,438
Gain on sales of intangible assets, net	—	5,434	5,434

Segment profit	$3,884	$12,470	$16,354
Less reconciling items:
Stock based compensation			12,395
Amortization of intangible assets from acquisitions			3,674
Acquisition and separation related costs			164
Interest expense and other, net			430

Loss from continuing operations before provision for income taxes			$(309)

	Three months ended September 30, 2013
	Call-driven	Archeo	Total
Revenue	$35,668	$4,892	$40,560
Operating expenses	33,978	3,263	37,241
Gain on sales of intangible assets, net	—	1,047	1,047

Segment profit	$1,690	$2,676	$4,366
Less reconciling items:
Stock based compensation			2,365
Amortization of intangible assets from acquisitions			709
Acquisition and separation related costs			286
Interest expense and other, net			19

Income from continuing operations before provision for income taxes			$987

	Three months ended September 30, 2012
	Call-driven	Archeo	Total
Revenue	$29,269	$4,422	$33,691
Operating expenses	27,070	2,702	29,772
Gain on sales of intangible assets, net	—	713	713

Segment profit	$2,199	$2,433	$4,632
Less reconciling items:
Stock based compensation			3,702
Amortization of intangible assets from acquisitions			1,055
Acquisition and separation related costs			296
Interest expense and other, net			118

Loss from continuing operations before provision for income taxes			$(539)

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
United States	94%	94%	93%	95%
Canada	6%	6%	7%	5%
Other countries	*	*	*	*

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2012	At September 30, 2013
Computer and other related equipment	$15,842	$17,947
Purchased and internally developed software	7,452	7,672
Furniture and fixtures	1,242	1,313
Leasehold improvements	1,809	1,831

	$26,345	$28,763
Less: accumulated depreciation and amortization	(20,340)	(22,796)

Property and equipment, net	$6,005	$5,967

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company has not capitalized any internally developed costs for the three and nine months ended September 30, 2012 and 2013.

Depreciation and amortization expense, related to property and equipment was approximately $823,000 and $868,000 for the three months ended September 30, 2012 and 2013, respectively, and was $2.3 million and $2.6 million for the nine months ended September 30, 2012 and 2013, respectively.

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

(in thousands)	Facilities operating leases	Other contractual obligations	Total
2013	$563	$1,081	$1,644
2014	2,288	2,288	4,576
2015	2,226	729	2,955
2016	2,266	451	2,717
2017	2,333	—	2,333
2018	577	—	577

Total minimum payments	$10,253	$4,549	$14,802

Rent expense incurred by the Company was approximately $488,000 and $463,000 for the three months ended September 30, 2012 and 2013, respectively, and was $1.5 million and $1.4 million for the nine months ended September 30, 2012 and 2013, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). During the first quarter of 2011, the Company signed an amendment to the Credit Agreement which extended the maturity period through to April 1, 2014. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the nine months ended September 30, 2012 and 2013, the Company had no borrowings under the Credit Agreement.

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

(b) Taxes

During the three months ended September 30, 2013, the Company’s gross deferred tax assets decreased by approximately $905,000 due primarily to taxable income generated during the three months ended September 30, 2013. During the nine months ended September 30, 2013, the Company’s gross deferred tax assets decreased by approximately $254,000, which was primarily due to the 2012 and 2013 federal research and development credits offset by taxable income generated during the three months ended September 30, 2013. On January 2, 2013, the 2012 American Taxpayer Relief Act was signed into law reinstating the federal research and development credit for the 2012 and 2013 years.

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

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(2,125)	$945
Distribution partner relationship	4,830	(2,787)	2,043
Acquired technology	2,760	(2,388)	372

	$10,660	$(7,300)	$3,360

	As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Advertiser relationship	$3,070	$(3,046)	$24
Distribution partner relationship	4,830	(3,994)	836

	$7,900	$(7,040)	$860

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $82.1 million and $84.7 million at December 31, 2012 and September 30, 2013, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $1.1 million and $709,000 for the three months ended September 30, 2012 and 2013, respectively, and was $3.7 million and $2.5 million for the nine months ended September 30, 2012 and 2013, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $427,000 for the remainder of 2013, $433,000 in 2014, and $0 thereafter.

(12) Goodwill

Changes in the carrying amount of goodwill during the nine months ended September 30, 2013 are as follows (in thousands):

	Call Driven	Archeo	Total
Balance as of December 31, 2012	$63,305	$2,510	$65,815
Sale of certain pay-per-click advertising assets	—	(136)	(136)

Balance as of September 30, 2013	$63,305	$2,374	$65,679

The decrease in goodwill is related to the sale of certain assets related to the Company’s pay-per-click advertising services in July 2013.

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

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	At December 31, 2012	At September 30, 2013
Internet domain names	$14,910	$14,613
Less accumulated amortization	(14,590)	(14,393)

Internet domain names, net	320	220
Other assets:
Registration fees, net	9	68
Other	282	281

Total intangibles and other assets, net	$611	$569

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

As of December 31, 2012, the net carrying value of Internet domains names related to domain names held for use. On September 10, 2013, the Company launched its Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the condensed consolidated financial statements. The net carrying value of Internet domain names as of September 30, 2013 related to both domain names held for use and available for sale.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and nine months ended September 30, 2013 to renew or extend the term for domain names was $583,000 and $1.8 million, respectively. The weighted average renewal period for registration fees as of September 30, 2013 was approximately one year.

Amortization expense for internet domain names was approximately $76,000 and $80,000 for the three months ended September 30, 2012 and 2013, respectively, and was $443,000 and $224,000 for the nine months ended September 30, 2012 and 2013, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $135,000 for the remainder of 2013, $85,000 in 2014 and $0 thereafter.

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

During the nine months ended September 30, 2013, the Company repurchased 31,000 shares of Class B common stock for approximately $119,000 at an average stock price of $3.83 per share. The 31,000 shares have been recorded as treasury stock in the condensed consolidated balance sheet as of September 30, 2013.

During the nine months ended September 30, 2013, the Company’s board of directors approved the retirement of approximately 663,000 shares of treasury stock. The excess of purchase price over par value of $128,000 was recorded as a deduction to additional paid in capital on the condensed consolidated balance sheet.

(15) Discontinued Operations

On July 19, 2013, we completed the sale of certain pay-per-click advertising services to an unrelated third party. Accordingly, we have presented the results of operations of these certain pay-per-click assets in the consolidated financial statements through July 19, 2013 as discontinued operations, net of tax. The operating results for the discontinued operations were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Revenue	$3,958	$3,185	$1,130	$262

Loss before provision for income taxes	(123)	(123)	(71)	(74)
Income tax benefit	(28)	(46)	(18)	(28)

Loss from discontinued operations, net of tax	(95)	(77)	(53)	(46)

Gain on sale of discontinued operations	—	1,492	—	1,492
Income tax expense	—	563	—	563

Gain on sale of discontinued operations, net of tax	—	929	—	929

Discontinued operations, net of tax	$(95)	$852	$(53)	$883

The net cash proceeds from the sale were approximately $1.1 million. The net carrying value of liabilities assumed net of goodwill associated with the component sold was approximately $435,000 resulting in a net gain of $1.5 million from the sale. The sale includes contingent earn-out consideration payments that depend upon the achievement of certain thresholds and will be recognized as income when received.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Overview

We are a mobile advertising technology performance company that delivers consumer calls to businesses and analyzes those calls while our technology analyzes these calls to help maximize campaign results. Through our Archeo division, we also provide performance-based online advertising that connects advertisers with consumers across our owned web sites as well as third party web sites. Archeo’s domain and advertising marketplace enables the buying, selling and development of domain names.

Our technology-based products and services facilitate the efficient and cost-effective marketing and selling of goods and services for small and national advertisers who want to market and sell their products through mobile, online and offline; and a proprietary, locally-focused web site network where we help consumers find local information, as well as fulfill our advertiser marketing campaigns. In September 2013, we launched our Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the buying and transacting of domain names. Our primary products are as follows:

•	Call Advertising Services. Through our Call Marketplace, we deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. These services include providing targeted pay-for-call advertisements through the Marchex Call Marketplace and Marchex Call Analytics. It offers exclusive and preferred ad placements across numerous mobile and online media sources, so advertisers can drive qualified calls to their businesses. It leverages our Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers that block spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•	Call Analytics. Our Call Analytics (technology platform) provides data and insights that measure the performance of mobile, online and offline advertising for advertisers and small business resellers. It includes phone numbers, call tracking, recording, call mining, real-time intelligence and other insights to help advertisers make more informed campaign optimization decisions to drive quality customer calls from their advertising and measure their return on investment across all media channels. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising and/or search marketing and other lead products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. By creating a solution for companies who have relationships with small businesses, it is easier for these small businesses to participate in mobile, online, and offline call advertising. The lead services we offer to small business advertisers through our Local

Leads platform include products typically available only to national advertisers, including pay-for-call, call tracking, presence management ad creation, keyword selection, geo-targeting, advertising campaign management, reporting, and analytics. The Local Leads platform has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party in April 2012. YP is our largest reseller partner and was responsible for 25% of our total revenues for the nine months ended September, 30, 2013 of which the majority is derived from our local leads platform.

•	Pay-Per-Click Advertising. We deliver pay-per-click advertisements to online users in response to their keyword search queries or on pages they visit throughout our distribution network of search engines, shopping engines, certain third party vertical and local web sites, mobile distribution and our own proprietary web site traffic sources. In addition to distributing their ads, we offer account management services to help our advertisers optimize their pay-per-click campaigns, including editorial and keyword selection recommendations and report analysis, as well as presence management services. The pay-per-click advertisements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevancy of their ads to the keyword search. Advertisers pay us when a user clicks on their advertisements in our distribution network and we pay publishers or distribution partners a percentage of the revenue generated by the click-throughs on their site(s). In addition, we generate revenue from cost-per-action events that take place on our distribution network. Cost-per-action revenue occurs when the user is redirected from one of our web sites or a third party web site in our distribution network to an advertiser’s web site and completes a specified action. In July 2013, we sold certain assets related to our private-label platform for publishers and pay-per-click contextual advertising services. The private-label platform for publishers enables publishers to monetize their web sites with contextual advertising from their own customers or from our advertising relationships. The pay-per-click contextual advertising services placed advertising on specialized vertical and branded publisher web sites on a pay-per-click basis. Advertisers can target the placements by vertical, site or on a page-specific basis. The contextual advertisement placements are generally ordered based on the amount our advertisers choose to pay for a placement and the relevance of the advertisement, based on historic click-through rates. Advertisers pay us when a user clicks on their advertisements in our network and we pay publishers a percentage of the revenue generated by the click-throughs on their site.

•	Proprietary Web Site Traffic and Other Revenue. Our Proprietary Web Site Traffic includes more than 200,000 of our owned and operated web sites focused on helping users make informed decisions about where to get local products and services. The more than 200,000 web sites in our network include more than 75,000 U.S. ZIP code sites, including 98102.com and 90210.com, covering ZIP code areas nationwide, as well as tens of thousands of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our proprietary web sites is primarily monetized with pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including impression-based advertising. We also generate revenue on domain name sales through our Domains Marketplace which we launched in September 2013, and provides domain names available for sale and initiated plans to facilitate the buying and transacting of domain names.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We currently have offices in Seattle, Washington; Las Vegas, Nevada; and New York, New York.

Proposed Separation Update

On November 1, 2012, the Company announced that its board of directors had authorized the Company to pursue the separation of its mobile advertising business focused on calls and Archeo, a domain and click-based advertising business. On September 19, 2013, the Company announced following a strategic review that it would no longer pursue the separation and Archeo will continue to operate as a division of the Company. The Company will continue to evaluate various strategic alternatives for the Archeo assets.

Consolidated Statements of Operations

All inter-company transactions and balances within Marchex have been eliminated in consolidation. Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on the respective acquisition dates. All goodwill, intangible assets and liabilities resulting from the acquisitions have been recorded in our financial statements. Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation primarily related to discontinued operations (see Note 15. Discontinued Operations) and segment reporting (see Note 6. Segment Reporting and Geographic Information).

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2012 and 2013.

Revenue

We currently generate revenue through our call advertising services, pay-per-click advertising, local leads platform which include our call and click services, proprietary web site traffic, and domain name sales.

Our primary sources of revenue are the performance-based advertising services, which include pay-for-call services, pay-per-click services, and cost-per-action services. These primary sources amounted to greater than 77% of our revenues in all periods presented. Our secondary sources of revenue are our local leads platform which enables partner resellers to sell call advertising and/or search marketing products, campaign management services, and starting in September 2013, domain name sales through our Domains Marketplace. These secondary sources amounted to less than 23% of our revenues in all periods presented. We have no barter transactions.

On September 10, 2013, we launched our Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the condensed consolidated financial statements. Historically, the sale of domain names were not a core operation of the Company and were peripheral to the generation of advertising revenue from domain names held for use, and as such, domain name sales were reported as gains on sales and disposals of intangible assets, net in the condensed consolidated financial statements.

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

Search Marketing Services and Other

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

We generate revenue from domain name sales through our Domains Marketplace. Our Domains Marketplace was launched in September 2013 and provides domain names available for sale and initiated plans to facilitate the buying and transacting of domain names. Domain name sales occurring after the launch date are recognized as revenue.

Industry and Market Factors

We enter into agreements with various mobile, online and offline distribution partners to provide distribution for pay-for-call and pay-per-click advertisement listings which contain call tracking numbers and/or URL strings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount for each phone call or per click-through on these listings. The level of phone calls and click-throughs contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. If we do not add new distribution partners, renew our current distribution partner agreements, replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to grow will be impacted by our ability to increase our distribution, which impacts the number of mobile and Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert calls and clicks from these mobile and Internet users into completed transactions, such as a purchase or sign up. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services. In addition, our ability to maintain and grow revenues will also depend on maintaining and growing the number of domain name sales and the average revenue per domain. If we are unable to attract prospective buyers to purchase domains and at the price we value the domains, our revenue and results of operations could be materially and adversely affected.

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

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our mobile call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales which were recognized as revenue starting in September 2013 with the launch of our Domains Marketplace.

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	telecommunication costs, including the use of phone numbers relating to our call products and services;

•	maintaining our Web sites;

•	domain name registration renewal fees;

•	domain name costs;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our Web sites, network equipment and internally developed software;

•	colocation service charges of our Web site equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

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

As of September 30, 2013, we have net deferred tax assets of $27.6 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss (“NOL”) carryforwards, and research and development credits. At December 31, 2012 and September 30, 2013, we recorded a valuation allowance of $21.6 million and $22.8 million, respectively, against our federal, state, city and foreign net deferred tax assets, as we believe it is more likely than not that these benefits will not be realized. The change in the valuation allowance in 2013 was approximately $1.2 million due to an increase in our gross deferred tax assets primarily related to the 2012 and 2013 research and development credit and federal and state NOLs recorded during the nine months ended September 30, 2013.

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

As of September 30, 2013, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $5.8 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of September 30, 2013, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of September 30, 2013, we had federal NOLs of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

In connection with the 2011 Jingle acquisition, we acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets. We recorded NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Segment Operating Results

During the fourth quarter of 2012, we announced our intention to pursue a separation of Archeo and the corresponding organizational changes, resulted in a change to our reportable operating segments. The reporting disaggregates our operations into: (1) the Call-driven segment which is comprised of our performance-based advertising business focused on driving phone calls; and (2) the Archeo segment which is comprised of our click-based advertising and Internet domain name businesses. Prior to the fourth quarter of 2012, we operated in a single reportable operating segment.

In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note. 15 Discontinued Operations in the notes to the condensed consolidated financial statements for further discussion.

In September 2013, we announced a plan to operate Archeo as a distinct division and changed its segment reporting to reflect the reallocation of its general corporate overhead expenses to the Call-driven segment. The Company revised its segment reporting to reflect changes in how the CODM internally measures segment performance. Segment reporting for all prior periods presented have been revised to conform to current segment presentation.

The following table provides revenue, operating expenses, gain on sale of intangible assets and segment profit for each of the business segments. Segment profit, as shown below, is the performance measure used by the CODM to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets from acquisitions, and acquisition and separation related costs. A reconciliation of segment profit to consolidated income (loss) from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Call-driven
Revenue	$83,418	$100,668	$29,269	$35,668
Operating Expenses	79,534	96,127	27,070	33,978

Segment profit	$3,884	$4,541	$2,199	$1,690

Archeo
Revenue	$16,940	$12,202	$4,422	$4,892
Operating Expenses	9,904	8,962	2,702	3,263
Gain on sale of intangible assets, net	5,434	3,739	713	1,047

Segment profit	$12,470	$6,979	$2,433	$2,676

Reconciliation of segment income from operations to consolidated income (loss) from operations:
Total segment profit	$16,354	$11,520	$4,632	$4,366
Less reconciling items:
Stock based compensation	12,395	6,875	3,702	2,365
Amortization of intangible assets from acquisitions	3,674	2,500	1,055	709
Acquisition and separation related costs	164	940	296	286

Consolidated income (loss) from operations	$121	$1,205	$(421)	$1,006

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Reconciliation of segment revenue to consolidated revenue
Call-Driven	$83,418	$100,668	$29,269	$35,668
Archeo	16,940	12,202	4,422	4,892

Total	$100,358	$112,870	$33,691	$40,560

Results of Operations

We completed the sale of certain pay-per-click assets in July 2013. The operating results of these pay-per-click assets are presented as discontinued operations in our condensed statements of operations. See Note 15. Discontinued Operations for additional information.

The following table presents certain financial data, derived from our unaudited consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2012 and 2013 and are not necessarily indicative of the results that may be expected for the full year or any future period.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2013	2012	2013
Revenue	100%	100%	100%	100%

Expenses:
Service costs	57%	60%	59%	62%
Sales and marketing	11%	8%	8%	7%
Product development	17%	18%	16%	17%
General and administrative	17%	13%	17%	11%
Amortization of intangible assets from acquisitions	3%	2%	3%	2%
Acquisition related costs	0%	1%	0%	1%

Total operating expenses	105%	102%	103%	100%

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2013	2012	2013
Gain on sales and disposals of intangible assets, net	5%	3%	2%	3%

Income (loss) from operations	0%	1%	(1%)	3%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	(0%)	(0%)	(0%)	(0%)
Other	(0%)	(0%)	(0%)	(0%)

Total other income	(0%)	(0%)	(0%)	(0%)

Income (loss) before provision for income taxes	0%	1%	(1%)	3%
Income tax expense (benefit)	1%	1%	(0%)	1%

Net income (loss) from continuing operations	(1%)	0%	(1%)	2%
Discontinued operations:
Loss from continued operations, net of tax	(0%)	(0%)	(1%)	(0%)
Gain on sale of discontinued operation, net of tax	0%	1%	0%	2%

Discontinued operations, net of tax	(0%)	1%	(1%)	2%
Net Income (loss)	(1%)	1%	(2%)	4%
Dividends paid to participating securities	0%	0%	0%	0%

Net income (loss) applicable to common stockholders	(1%)	1%	(2%)	4%

Comparison of the Three months ended September 30, 2012 to the Three months ended September 30, 2013 and the Nine months ended September 30, 2012 to the Nine months ended September 30, 2013.

Revenue

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Partner and Other Revenue Sources	$91,372	$105,743	$31,664	$37,412
Proprietary Web site Traffic Sources and Other Revenue	8,986	7,127	2,027	3,148

Total Revenue	$100,358	$112,870	$33,691	$40,560

Our partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-for-click advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms. Our proprietary web site traffic revenues are generated from our portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee. We also generate revenue from domain name sales. In September 2013, we launched our Domains Marketplace which provides domain names available for sale and initiated plans to facilitate the buying and transacting of domain names. Domain name sales occurring after this launch are recognized as revenue with corresponding costs under service costs.

Revenue increased 20% from $33.7 million for the three months ended September 30, 2012 to $40.6 million in the same period in 2013. The partner and other revenues increased $5.7 million primarily from our call advertising services. Our call advertising increases are primarily due to increase in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform. This increase was offset by a $1.0 million decrease in revenue from our pay-per-click services primarily due to fewer advertisers and lower advertiser spend amounts.

Our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC that AT&T sold a majority stake in to a private equity third party in April 2012. Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through June 30, 2015 that includes certain provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. In July 2013, we amended our arrangement with YP which lowered certain agency fees beginning July 1, 2013 through the end of the term. We also extended a separate pay-for-call relationship through June 2015. We do not expect the modifications in these agreements to significantly impact our operating results. There can be no assurance that our business with them in the future will continue at or near current levels. YP accounted for 27% and 25% of total revenues during the three months ended September 30, 2012 and 2013, respectively. Our arrangement with ADT Securities, Inc. (“ADT”) is for call advertising services which accounted for 13% of total revenues during the three months ended September 30, 2013. There can be no assurances that ADT will continue to spend at the levels similar to prior quarters in 2013.

Our proprietary web site traffic and other revenues increased $1.1 million in part as a result of increased revenues for cost-per-actions from resellers related to our local search and directory web sites of $435,000 and domain name sales of $899,000. These increases were partially offset by lower revenues from our arrangement with an advertiser service provider whereby we receive payment upon click-throughs on pay-per-click listings presented our websites. This decrease was principally due to lower click-throughs on pay-per-click listings presented on our Web sites from the advertiser service provider. In the near term, we expect revenue related to our proprietary web site traffic to be stable for cost-per-actions from resellers particularly related to our local search and directory web sites. In September 2013, we launched our Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the condensed consolidated financial statement. Historically, the sale of domain names were not a part of our central operations and as such, domain name sales were reported as gains on sales and disposals of intangible assets, net. With our launch of our Domains Marketplace in September 2013 and recognition of domain name sales as revenue, we expect revenue related to domain name sales to be higher compared to the third quarter.

Revenue increased 13% from $100.4 million for the nine months ended September 30, 2012 to $112.9 million in the same period in 2013. The partner and other revenues increased $14.4 million primarily from our call advertising services. Our call advertising increases are primarily due to increase in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform. This increase was partially offset by a $3.4 million decrease in our pay-per-click services. Our proprietary web site traffic revenues decreased $2.8 million and were primarily a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites. The remainder of such decrease was largely due to lower revenues from our arrangement with an advertiser service provider whereby we receive payment upon click-throughs on pay-per-click listings presented our websites. This decrease was principally due to lower click-throughs on pay-per-click listings presented on our Web sites from the advertiser service provider. These decreases were offset by domain name sales of $899,000, which had no comparable revenue in the third quarter of 2012.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of phone calls and click-throughs performed by users of our service through our distribution partners and proprietary web site traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. Companies distributing advertising through the Internet and mobile sources have experienced, and will likely to continue experience consolidation. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations. In addition, our ability to maintain and grow revenues will also depend on maintaining and growing the number of domain name sales and the average revenue per domain. If we are unable to attract prospective buyers to purchase domains and at the price we value the domains, our revenue and results of operations could be materially and adversely affected.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of phone calls and click-throughs we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or click-through. With the recognition of domain name sales in revenue, it will be difficult to predict the number of domains that may be sold or the average revenue per domain sale. Domains sold have been through negotiated transactions and it may be difficult to determine the value of a domain to a prospective buyer. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets.

In addition, we believe we will experience seasonality with our business. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is generally lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our mobile call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales which were recognized as revenue starting in September 2013 with the launch our Domains Marketplace.

Expenses

Expenses were as follows (in thousands):

	Nine months ended September 30,				Three months ended September 30,
	2012	% of revenue	2013	% of revenue	2012	% of revenue	2013	% of revenue
Service costs	$56,821	57%	$68,025	60%	$19,744	59%	$25,293	62%
Sales and marketing	10,494	11%	8,350	8%	2,542	8%	2,801	7%
Product development	17,237	17%	20,586	18%	5,510	16%	6,833	17%
General and administrative	17,281	17%	15,003	13%	5,678	17%	4,679	11%
Amortization of intangible assets from acquisitions	3,674	3%	2,500	2%	1,055	3%	709	2%
Acquisition and separation related costs	164	0%	940	1%	296	0%	286	1%

	$105,671	105%	$115,404	102%	$34,825	103%	$40,601	100%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Service costs	$1,545	$818	$554	$455
Sales and marketing	2,008	474	153	211
Product development	860	1,127	203	361
General and administrative	7,982	4,456	2,792	1,338

Total stock-based compensation	$12,395	$6,875	$3,702	$2,365

See Note 3. Stock-based Compensation Plans of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 28%, from $19.7 million in the three months ended September 30, 2012 to $25.3 million in the same period in 2013. The increase was primarily attributable to an increase in distribution partner payments, personnel costs, fees paid to outside service providers, travel, facility costs, Internet domain renewal fees and depreciation totaling $6.0 million, offset partially by a decrease in communication and network costs and stock based compensation of $410,000.

Service costs represented 59% of revenue in the three months ended September 30, 2012 as compared to 62% in 2013. The 2013 increase as a percentage of revenue in service costs was primarily a result of an increase in distribution partner payments.

Service costs increased 20%, from $56.8 million in the nine months ended September 30, 2012 to $68.0 million in the same period in 2013. The increase was primarily attributable to an increase in distribution partner payments, personnel costs, fees paid to outside service providers, travel, facility costs and depreciation totaling $13.0 million, offset partially by a decrease in communication and network costs and stock based compensation of $1.7 million.

Service costs represented 57% of revenue in the nine months ended September 30, 2012 as compared to 60% in 2013. The 2013 increase as a percentage of revenue in service costs was primarily a result of an increase in distribution partner payments.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our proprietary web site traffic sources and domain name sales have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Our proprietary web site traffic sources have no corresponding distribution partner payments. To the extent our proprietary traffic sources and domain name sales make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We expect with an increase in the proportion of partner and other revenue sources and additional investment in our network, service costs will increase as a percentage of revenue in the near term. We also expect that in the longer term service costs will increase in absolute dollars as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 10%, from $2.5 million for the three months ended September 30, 2012 to $2.8 million in the same period in 2013. As a percentage of revenue, sales and marketing expenses were 8% and 7% for the three months ended September 30, 2012 and 2013, respectively. The increase in dollars was primarily attributable to an increase in personnel costs and stock based compensation totaling $347,000, offset partially by a decrease in online and outside marketing activities.

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

Sales and marketing expenses decreased 20% from $10.5 million for the nine months ended September 30, 2012 to $8.4 million in the same period in 2013. As a percentage of revenue, sales and marketing expenses were 11% and 8% for the nine months ended September 30, 2012 and 2013, respectively. The decrease in dollars and percentage of revenue was primarily related to a decrease in stock based compensation related to the acceleration of certain restricted shares as part of separation agreement in 2012, online and outside marketing activities, and facility costs totaling $2.4 million offset partially by an increase in depreciation.

Product Development. Product development expenses increased 24% from $5.5 million for the three months ended September 30, 2012 to $6.8 million in the same period in 2013. The net increase in dollars was primarily due to an increase in personnel cost and fees paid to outside service providers. As a percentage of revenue, product development expenses were 16% and 17% for the three months ended September 30, 2012 and 2013, respectively, and were relatively consistent as a percentage of revenue.

In the near term, we expect product development expenditures to be relatively stable in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

Product development expenses increased 19%, from $17.2 million for the nine months ended September 30, 2012 to $20.6 million in the same period in 2013. The net increase in dollars was primarily due to an increase in personnel costs and fees paid to outside service providers. As a percentage of revenue, product development expenses were 17% and 18% for the nine months ended September 30, 2012 and 2013, respectively.

General and Administrative. General and administrative expenses decreased 18% from $5.7 million in the three months ended September 30, 2012 to $4.7 million in the same period in 2013. The net decrease was primarily due to decrease in stock based compensation of $1.5 million offset partially by an increase in personnel costs. As a percentage of revenue, general and administrative expenses were 17% and 11% for the three months ended September 30, 2012 and 2013, respectively. The decrease in 2013 as a percentage of revenue was due to higher revenues in 2013 compared to 2012 and the decrease in stock based compensation.

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

General and administrative expenses decreased 13% from $17.3 million for the nine months ended September 30, 2012 to $15.0 million in the same period in 2013. The net decrease in dollars was primarily due to a decrease in stock based compensation offset partially in an increase in personnel costs. As a percentage of revenue, general and administrative expenses were 17% and 13% for the nine months ended September 30, 2012 and 2013, respectively.

Segment Profit. Call-driven segment profit decreased 23% from $2.2 million for the three months ended September 30, 2012 to $1.7 million in the same period in 2013. The decrease in profit was due primarily to a higher percentage of distribution partner payments as a percentage of revenue offset partially by higher revenues and relatively stable operating costs in the three months ended September 30, 2013 compared to the same period in 2012.

Call-driven segment profit increased 17% from $3.9 million for the nine months ended September 30, 2012 to $4.5 million in the same period in 2013. The increase in profit was due to higher revenues and relatively stable operating costs offset partially by a higher percentage of distribution partner payments as a percentage of revenue compared to the same period in 2012.

Archeo segment profit increased 10% from $2.4 million for the three months ended September 30, 2012 to $2.7 million in the same period in 2013. The increase was primarily due to an increase in domain name sales contribution and gain on sales of intangible assets, net in aggregate of $1.9 million for the three months ended September 30, 2013 compared to $713,000 in the same period in 2012. In September 2013, we launched our Domains Marketplace which provides domain names available for sale and initiated plans to facilitate the buying and transacting of domain names. Domain name sales occurring after this launch are recognized as revenue with corresponding costs under service costs. This increase was offset by a lower revenues from our arrangement with an advertiser service provider whereby we receive payment upon click-throughs on pay-per-click listings presented our websites. This decrease was principally due to lower click-throughs on pay-per-click listings presented on our Web sites from the advertiser service provider.

Archeo segment profit decreased 44% from $12.5 million for the nine months ended September 30, 2012 to $7.0 million in the same period in 2013. The decrease was primarily due to lower revenues in our pay-per-click services and proprietary web site traffic sources as a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites in the nine months ended September 30, 2013. The decrease was also attributable to a decrease in domain name sales contribution and gain on sales of intangible assets, net in aggregate of $4.6 million for the nine months ended September 30, 2013 compared to $5.4 million in the same period in 2012.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased 33%, from $1.1 million in the three months ended September 30, 2012 to $709,000 in the same period in 2013 and decreased 32% from $3.7 million in the nine months ended September 30, 2012 to $2.5 million in the same period in 2013. The decrease was primarily associated with certain intangible assets related to the April 2011 Jingle acquisition being fully amortized during the second quarter of 2013.

During the three and nine months ended September 30, 2013, the amortization of intangibles related to service costs and sales and marketing expenses.

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

Acquisition and separation related costs. Acquisition and separation related costs of $286,000 and $940,000 for the three and nine months ended September 30, 2013, respectively, were primarily for professional fees and other procedures associated with our proposed separation of our business into two distinct publicly traded companies. We are no longer pursuing a separation of our business and do not expect any significant additional costs.

During the nine months ended September 30, 2012, we revised our original estimates regarding the future obligation related to Jingle office space due to an arrangement for the future sublease of the Jingle office space which resulted in a $132,000 benefit recorded in acquisition related costs in the first quarter of 2012.

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $713,000 and $5.4 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.0 million and $3.7 million in the same periods in 2013, respectively, and were primarily attributable to the sales and disposals of Internet domain names. The decrease was primarily due to fewer domains sold in 2013 compared to 2012 and recognition of domain name sales in revenue during part of the third quarter of 2013. In September 2013, we launched our Domains Marketplace which provides domain names available for sale and facilitates the buying and transacting of domain names. During the three and nine months ended September 30, 2013, approximately $899,000 of domain name sales were recognized as revenue after the launch date and future domain name sales will be recognized as revenue.

Other Income (expense). Other income (expense) was ($118,000) and ($430,000) in the three and nine months ended September 30 2012, respectively, compared to other income (expense) of ($19,000) and ($48,000) for the same periods in 2013, respectively. The net expense for the three and nine months ended September 30, 2012 was primarily due to accretion of interest expense related to the future consideration related to the April 2011 Jingle acquisition. The deferred consideration related to the Jingle acquisition was paid in 2012 which resulted in no further accretion of interest expense in 2013.

Income Taxes. Income tax benefit was $49,000 and income tax expense was $458,000 for the three and nine months ended September 30, 2012, respectively, compared to income tax expense of $389,000 and $797,000 in the same periods in 2013.

In the three and nine months ended September 30, 2013, the effective tax rate of 39% and 69% differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts. We also recognized approximately $721,000 of federal research and experimental credits related to 2012 and 2013 due to the reinstatement of the federal research and development credit in January 2013 as part of the 2012 American Taxpayer Relief Act during the nine months ended September 30, 2013. This primarily resulted in an increase in our gross deferred tax assets which was offset by an increase to our valuation allowance of $651,000 for the nine months ended September 30, 2013.

In the three and nine months ended September 30, 2012, the effective tax rate of 9% and (148)% differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, non-cash accretion of interest expense, and other non-deductible amounts. In addition, we recorded $47,000 of income tax benefit associated with audit adjustments related to tax years 2008 and 2009.

Discontinued Operations, net of tax. In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2013. See Note.15 Discontinued Operations for further discussion.

The sale of these certain assets resulted in a gain, net of tax of $929,000, which is presented as part of discontinued operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013.

Net Income (Loss). Net income (loss) decreased from ($543,000) in the three months ended September 30, 2012 to a net income of $1.5 million in the same period in 2013. The increase was primarily a result of an increase gain on sales of intangible assets and domain name sales contribution, gain on discontinued operations and an increase in operating expenses offset by an increase in revenue and decrease in stock based compensation. Net income (loss) decreased 241% from ($862,000) in the nine months ended September 30, 2012 to $1.2 million in the same period in 2013. This decrease was primarily a result of a decrease in stock based compensation, amortization of acquired intangible assets, and an increase in revenue offset by an increase in operating expenses and a decrease in gain on sales of intangible assets combined with domain name sales contribution.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $25.2 million and we had current and long term contractual obligations of $14.8 million, of which $10.3 million is for rent under our facility leases.

Cash provided by operating activities for the nine months ended September 30, 2013 of approximately $7.5 million consisted primarily of net income of $1.2 million adjusted for non-cash items of $14.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and excess tax benefits related to stock-based compensation, $1.5 million of gain on sale of discontinued operations, $3.7 million of gain on sales and disposals of intangible assets, net and approximately $2.9 million used by working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2012 of approximately $15.6 million consisted primarily of net loss of $862,000 adjusted for non-cash items of $21.7 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes, excess tax benefits related to stock-based compensation and accretion of interest expense, $5.4 million of gain on sales and disposals of intangible assets, net and approximately $147,000 provided by working capital and other activities. Included in the working capital amount is $349,000 of interest accretion paid as part of the 12-month deferred acquisition payment to Jingle.

In July 2013, we sold certain assets related to our pay-per-click services to an unrelated third party. These assets contributed approximately of $3.2 million of revenue and $123,000 in operating loss from January 1, 2013 through the acquisition date in July 2013. We expect the divestiture of these assets will not have a significant impact on working capital.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenues for the three and nine months ended September 30, 2012 and 2013. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our small business marketing products, such as YP, SuperMedia Inc., hibu, Inc., The Cobalt Group, and Yellow Media, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the nine months ended and as of September 30, 2013 amounts from these partners totaled 41% of revenue and $14.1 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. Our arrangement with AT&T relates to its business unit YP that AT&T sold a majority stake in to a private equity third party in April 2012. In July 2013, we amended our arrangement with YP which lowered certain agency fees beginning July 1, 2013 through the end of the term. We also extended a separate pay-for-call relationship through June 2015. We do not expect the modifications in these agreements to significantly impact our operating results. There can be no assurance that our business with YP in the future will continue at or near current levels. Net accounts receivable balances outstanding at September 30, 2013 from AT&T totaled $9.7 million. For the nine months ended September 30, 2013 amounts from these partners along with ADT totaled 55% of revenue and $19.4 million in net receivables. There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed.

In September 2013, we launched our Domains Marketplace which provides domain names available for sale and facilitates the buying and transacting of domain names. Approximately $899,000 of domain name sales were recognized as revenue after the launch date and future domain name sales will be recognized as revenue and included in operating activities.

Cash provided by investing activities for the nine months ended September 30, 2013 of approximately $2.2 million was primarily attributable to purchases for property and equipment of $2.5 million which were partially offset by proceeds from the sales of intangible assets of approximately $3.7 million and proceeds from sale of discontinued operations of $1.1 million. Cash provided by investing activities may decrease given the proceeds from sales of intangible assets which comprises domain names is recognized in operating activities with the launch in September 2013 of our Domains Marketplace. Cash provided by investing activities for the nine months ended September 30, 2012 of approximately $3.1 million was primarily attributable to purchases for property and equipment of $2.3 million which were partially offset by proceeds from the sales of intangible assets of approximately $5.5 million.

Cash used in financing activities for the nine months ended September 30, 2013 of approximately $463,000 was primarily attributable to the repurchase of approximately 31,000 shares of Class B common stock for treasury stock totaling approximately $119,000 and tax withholding payments of approximately $1.6 million related to certain executive vested restricted stock awards partially offset by proceeds from exercises of stock options and excess tax benefits on stock based compensation totaling $1.2 million. Cash used in financing activities for the nine months ended September 30, 2012 of approximately $20.6 million was primarily attributable to the cash payment of the 12-month deferred acquisition payment related to the April 2011 Jingle acquisition of $16.5 million which is net of certain working capital and other adjustments. The deferred acquisition payment excludes the interest accretion of $349,000 which is shown as an operating cash outflow. Other financing activities include the repurchase of 365,000 shares of Class B common stock for treasury stock totaling approximately $1.6 million and common stock dividend payments of $2.8 million, partially offset by excess tax benefits related to stock-based compensation and net proceeds from the sale of stock through employee stock options and employee stock plan purchases totaling $223,000.

The following table summarizes our contractual obligations as of September 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$10,253	$563	$4,514	$4,599	$577
Other contractual obligations	4,549	$1,081	3,017	451	—

Total contractual obligations (1),(2)	$14,802	$1,644	$7,531	$5,050	$577

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $400,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extends the maturity period through to April 1, 2014 and increases the applicable margin rate by 25 basis points. As of September 30, 2013, we had $30 million of availability under the credit agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the nine months ended September 30, 2013, approximately 31,000 shares of Class B common stock were repurchased.

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

In September 2013, our Board of Directors approved a plan to allocate a portion of Archeo’s cash flow to fund an ongoing quarterly Marchex shareholder dividend. We anticipate it will fund a $0.02 per share quarterly dividend in the first quarter of 2014. Although we anticipate the annual cash dividend, subject to cash availability, will be $0.08 per common share or approximately $3.0 million annually, there can be no assurance that we will pay dividends at such a rate or at all.

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

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach local consumers across online, mobile and offline sources. The primary revenue driver has been performance-based advertising, which includes call advertising service, pay-per-click advertising, and cost-per-action services. For pay-for-call, and pay-per-click advertising, revenue is recognized upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listing which occurs when an online, mobile, or offline user makes a phone call or clicks based on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when the online user is redirected from one of our Web sites or a third party Web site in our distribution network to an advertiser Web site and completes the specified action, such as when a call is placed. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

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

On September 10, 2013, the Company launched our Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the condensed consolidated financial statements. Historically, the sale of domain names were not a core operation of the Company and were peripheral to the generation of advertising revenue from domain names held for use and as such domain name sales were reported as gains on sales and disposals of intangible assets, net in the condensed consolidated financial statements.

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

Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards, the use of the Black-Scholes option pricing model, and the use of the binomial lattice model and a Monte Carlo simulation are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 3. Stock-based Compensation Plans in the condensed consolidated financial statements for additional information.

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

As of September30, 2013, we have net deferred tax assets of $27.6 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state NOL carryforwards, and research and development credits. At December 31, 2012 and September 30, 2013, we recorded a valuation allowance of $21.6 million and $22.8 million, respectively, against our federal, state, city and foreign net deferred tax assets, as we believes it is more likely than not that these benefits will not be realized. The change in the valuation allowance in 2013 was approximately $1.2 million due to an increase in our gross deferred tax assets primarily related to the 2012 and 2013 research and development credit and federal and state NOLs recorded during the nine months ended September 30, 2013.

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

As of September 30, 2013, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $5.8 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of September 30, 2013, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of September 30, 2013, we had federal NOLs of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

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

Where You Can Find More Information

Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available on our website at www.marchex.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Quarterly Report on Form 10-Q.

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about us, our services, and other matters, and for complying with our disclosure obligations under Regulation FD:

•	Marchex Twitter Account (https://twitter.com/marchex)

•	Marchex Company Blog (http://blog.marchex.com/)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor the above account and the blog, in addition to following our investor relations website, press releases, SEC filings, and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2012 Annual Report on Form 10-K. They have been updated to include information as of November 12, 2013.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $171.8 million as of September 30, 2013. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 15% of total revenues for the nine months ended September 30, 2013. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. search marketplace for September 2013, Yahoo! and Microsoft accounted for 11% and 18%, respectively, of the core search market in the United States and Google accounted for 67%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP, hibu, Inc. (formerly Yellowbook Inc.), The Cobalt Group, Super Media, Inc., Yodle and Yellow Media, Inc. for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. YP is our largest advertiser reseller partner and was responsible for 25% of our total revenues for the nine months ended September 30, 2013. We cannot predict whether our business with YP in the future will continue at or near current levels and any decrease in such levels could have a material adverse impact on our business and results of operations.

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

We received approximately 52% and 61% of our revenue from our five largest customers for the year ended December 31, 2012 and the nine months ended September 30, 2013, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 52% and 61% of our total revenues for the year ended December 31, 2012 and the nine months ended September 30, 2013, respectively. YP and ADT are our largest customers and were responsible for 25% and 14% of our total revenues for the nine months ended September 30, 2013, respectively, and 32% and 17% of accounts receivable at September 30, 2013, respectively. Certain of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Further, as of September 30, 2013, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, together controlled 87% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive officer founders, for any reason, or any conflict among our executive officer founders, could harm our current and future operations and prospects.

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

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. If we determine that our deferred tax assets will not result in a future tax benefit, an additional valuation allowance may be recorded with a corresponding charge to net income. Such charges may have a material adverse effect on our results of operations or financial condition. The likelihood of recording such a valuation allowance may be impacted by our acquisitions and increases during periods of economic downturn.

We may not be able to realize the intended and anticipated benefits from our acquisitions of Internet domain names in part due to our increasing business focus on call advertising products, which could affect the value of these acquisitions to our business and our ability to meet our financial obligations and targets.

We may not be able to realize the intended and anticipated benefits from our acquisitions of Internet domain names in part due to our increasing focus on call advertising products. These intended and anticipated benefits included increasing our cash flow from operations, broadening our distribution offerings and delivering services that strengthen our advertiser relationships.

If the acquired assets are not integrated into our business as we had anticipated, we may not be able to achieve these benefits or realize the value paid for our acquisitions of Internet domain names, which could materially harm our business, financial condition and results of operations. In addition, our ability to maintain and grow revenues will also depend on maintaining and growing the number of domain name sales and the average revenue per domain. If we are unable to attract prospective buyers to purchase domains and at the price we value the domains, our revenue and results of operations could be materially and adversely affected.

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

Product developments and market practices for these means of access to our web sites are not within our control. We may experience a decline in traffic to our web sites if third party browser technologies or search engine methodologies and rules are changed to our disadvantage. We have experienced abrupt search engine algorithm and policy changes in the past. We expect the search engine applications we utilize to market and drive users to our web sites to continue to periodically change their algorithms, policies and technologies. These changes may result in an interruption in user’s ability to access our web sites or impair our ability to maintain and grow the number of users who visit our web sites. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid-listings escalate. Any of these changes could have a material adverse effect on our business.

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

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in the following areas:

•	sales to advertisers of pay-for-call services;

•	sales to advertisers of pay-per-click services;

•	aggregation or optimization of online advertising for distribution through mobile and online search engines and applications, product shopping engines, directories, web sites or other offline outlets;

•	provision of local and vertical web sites containing information and user feedback designed to attract users and help consumers make better, more informed local decisions, while providing targeted advertising inventory for advertisers;

•	delivery of pay-for-call advertising to end users or customers of advertisers through mobile and online destination web sites or other offline distribution outlets;

•	delivery of online advertising to end users or customers of advertisers through mobile and online destination web sites or other offline distribution outlets;

•	local search sales training;

•	services and outsourcing of technologies that allow advertisers to manage their advertising campaigns across multiple networks and track the success of these campaigns;

•	third party domain monetization;

•	sales to advertisers of call tracking, call analytics, and presence management services; and

•	sales to third parties of domain names.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have had issued or have applications pending for the following patents:

•	U.S. Patent Number 7,668,950 entitled “Automatically Updating Performance-Based Online Advertising System and Method” was issued February 23, 2010.

•	U.S. Patent Number 8,442,862 entitled “Method and System for Tracking Telephone Calls” was issued on May 14, 2013 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Application Number 12/512,821 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was filed on July 30, 2009.

•	U.S. Patent Number 8,433,0482 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

•	U.S Patent Number 8,259,915 entitled “System and Method to Analyze Calls to Advertised Telephone Numbers” was issued September 4, 2012 and its continuation Patent Application Number 13/603,283 was filed September 4, 2012.

•	U.S. Patent Application Number 13/176,709 entitled “Method and System for Automatically Generating Advertising Creatives” was filed July 5, 2011.

•	U.S. Patent Application Number 12/844,488 entitled “Systems and Methods for Blocking Telephone Calls” was filed on July 27, 2010,

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•	U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011 and corresponding European Application Number 5826299.99 was filed November 29, 2005.

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Application Number 11/291,094 entitled “Telephone Search Supported By Keyword Map To Advertising” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

•	U.S. Patent Application Number 13,756,380 entitled “Call Tracking System Utilizing an Automated Filtering Function” was filed January 31, 2013.

•	U.S. Patent Application Number 13/756,441 entitled “Call Tracking System Utilizing a Pooling Algorithm” was filed January 31, 2013.

•	U.S. Patent Application Number 13/756,480 entitled “Call Tracking System Utilizing a Sampling Algorithm” was filed January 31, 2013.

•	U.S. Patent Application Number 13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting was filed April 18, 2013, claiming priority to U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013.

•	U.S. Patent Application Number 13/842,769 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was filed March 15, 2013.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months of the year, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our mobile call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and in turn the market price of our securities. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which may impact our quarterly results of operations in addition to typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales which were recognized as revenue starting in September 2013 with the launch of our Domains Marketplace.

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

We depend on the growth of mobile technologies, the Internet and the Internet infrastructure for our future growth and any decrease in growth or anticipated growth in mobile and Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of mobile technologies and the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of mobile technologies (including mobile devices, in particular) and the Internet include:

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

In particular, concerns over the security of online transactions and the privacy of users, including the risk of identity theft, may inhibit the growth of Internet usage, including commercial transactions. In order for the mobile and online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease in anticipated mobile and Internet growth and usage could have a material adverse effect on our business prospects.

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

Regulation of E-Commerce, Online Tracking, Online Data Collection, and Use of the Internet may adversely affect our business and operating results.

Mobile and online search, e-commerce and related businesses face uncertainty related to new or future government regulation at the federal, state, and international levels regarding e-commerce, online tracking, online data collection, and use of the Internet. Due to the rapid growth and widespread use of the Internet, state and federal legislatures (both domestically and abroad) have enacted and may continue to enact various laws and regulations relating to the Internet. Individual states may also enact consumer protection laws that are more restrictive than the ones that already exist.

Furthermore, the application of existing laws and regulations to companies that engage in e-commerce, or otherwise interact with the Internet remains somewhat unclear. For example, as a result of the actions of advertisers in our network, we may be subject to existing laws and regulations relating to a wide variety of issues such as consumer privacy, gambling, sweepstakes, advertising, promotions, defamation, pricing, taxation, financial market regulation, quality of products and services, computer trespass, spyware, adware, child protection and intellectual property ownership and infringement. In addition, it is not clear whether existing laws that require licenses or permits for certain of our advertisers’ lines of business apply to us, including those related to insurance and securities brokerage, law offices and pharmacies. Existing federal and state laws that may affect the growth and profitability of our business include, among others:

•	The Digital Millennium Copyright Act (DMCA) provides protection from copyright liability for online service providers that list or link to third party web sites. We currently qualify for the safe harbor under the DMCA; however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

•	The Children’s Online Privacy Protection Act (COPPA) restricts the online collection of personal information about children and the use of that information. The Federal Trade Commission (FTC) has the authority to impose fines and penalties upon web site operators and online service providers that do not comply with the law. We do not currently offer any web sites or online services “directed to children,” nor do we knowingly collect personal information from children.

•	The Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	The Controlling the Assault of Non-Solicited Pornography and Marketing (CAN SPAM) Act of 2003 establishes requirements for those who send commercial e-mails, spells out penalties for entities that transmit noncompliant commercial e-mail and/or whose products are advertised in noncompliant commercial e-mail and gives consumers the right to opt-out of receiving commercial e-mails. The majority of the states also have adopted similar statutes governing the transmission of commercial e-mail. The FTC and the states, as applicable, are authorized to enforce the CAN-SPAM Act and the state-specific statutes, respectively. CAN-SPAM gives the Department of Justice the authority to enforce its criminal sanctions. Other federal and state agencies can enforce the law against organizations under their jurisdiction, and companies that provide Internet access may sue violators as well.

•	The Electronic Communications Privacy Act prevents private entities from disclosing Internet subscriber records and the contents of electronic communications, subject to certain exceptions.

•	The Computer Fraud and Abuse Act and other federal and state laws protect computer users from unauthorized computer access/hacking, and other actions by third parties which may be viewed as a violation of privacy. Courts may apply each of these laws in unintended and unexpected ways. As a company that provides services over the Internet as well as call recording and call tracking services, we may be subject to an action brought under any of these or future laws.

•	Among the types of legislation currently being considered at the federal and state levels are consumer laws regulating for the use of certain types of software applications or downloads and the use of “cookies.” These proposed laws are intended to target specific types of software applications often referred to as “spyware,” “invasiveware” or “adware,” and may also cover certain applications currently used in the online advertising industry to serve and distribute advertisements. In addition, the FTC has sought inquiry regarding the implementation of a “do-not-track” requirement. Federal legislation is also expected to be introduced that would regulate “online behavioral advertising” practices. If passed, these laws would impose new obligations for companies that use such software applications or technologies. At least one state already has enacted a law, which will go into effect in January 2014, regarding online tracking.

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

In addition, foreign governments may pass laws that could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy, eCommerce, Telecommunications and Data Protection Directives. Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through September 30, 2013. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of September 30, 2013, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 87% of the combined voting power of all outstanding shares of our capital stock. These executive officer founders together control 87% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive officer founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive officer founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive officer founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive officer founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive officer founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2013, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
July 1, 2013 – July 31, 2013 (2)	9,500	$0.01	—	1,717,381
August 1, 2013 – August 31, 2013 (2)	21,000	$0.01	—	1,717,381

Total Class B Common Shares	30,500	$0.01	—	1,717,381

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. There were no shares repurchased under this program during the third quarter of 2013.
(2)	Shares of restricted equity subject to vesting for the periods ending July 31, 2013 and August 31, 2013, respectively, which were issued to certain employees. We repurchased shares which were not already vested for $0.01 per share upon termination of employment. There were no shares of restricted equity subject to vesting repurchased during September 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits:

†(+)10.37	Amendment No. 1 to Master Services and License Agreement, effective as of July 1, 2013, by and between Marchex Sales LLC, a Delaware limited liability company, and YellowPages.com LLC, a Delaware limited liability company.

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.
(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller
(Principal Accounting Officer)

November 12, 2013