Form 10-K
period 2013-12-31
MARCHEX INC
filed 2014-03-03
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $136,247,265 as of June 30, 2013 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 7,770,215 shares of the registrant’s Class A common stock issued and outstanding as of February 26, 2014 and 30,900,094 shares of the registrant’s Class B common stock issued and outstanding as of February 26, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Marchex is a mobile and call advertising technology company. We provide products and services for businesses of all sizes that depend on consumer calls to drive sales. Our technology platform delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect millions of high-intent consumers with businesses over the phone. Our call analytics technology facilitates call quality, analyzes calls in real time and measures the outcomes of calls to close the loop between digital marketing and offline transactions. We help large national brands and small-and medium-sized businesses (“SMBs”) facilitate efficient and cost-effective marketing campaigns to drive calls and customer leads to their business. With our Archeo division, we provide a performance-based pay-per-click advertising service that connects advertisers with consumers across our owned and operated web sites as well as third party web sites and we also sell domain names.

Our technology-based products and services enable our customers to connect with consumers across leading third-party mobile and online channels, as well as our proprietary network of locally-focused web sites. We have direct relationships with large national advertisers and advertising agencies which utilize our products and services to plan, execute and measure their call-focused advertising campaigns. We also provide private-label performance marketing solutions for SMBs through a network of large reseller partners, which include Yellow Pages publishers, media and telecommunications companies and vertical marketing service providers. We enable these partners to sell pay-for-call advertising, call-analytics, search engine marketing and other digital marketing services to their millions of small business customers. We execute these campaigns for them using our technology. Our primary products offerings are:

•

Marchex Call Marketplace. Through the Marchex Call Marketplace, we deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. The Marchex Call Marketplace is a mobile advertising solution focused on delivering customers on a pay-for-call basis. We offer exclusive and preferred ad placements across numerous mobile and online media sources to drive advertisers qualified calls to their businesses. It leverages our Marchex Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers that block spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•

Marchex Call Analytics. Our Marchex Call Analytics technology platform provides data and insights that measure the performance of mobile, online and offline ad campaigns for advertisers and small business resellers. Our analytics technology tracks calls and helps advertisers understand which marketing channels, advertisements, keywords and creatives are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Call Analytics also includes call recording, call quality filtering and real-time call intelligence to provide rich insights into what is happening during a call and to measure the outcome of calls and return on investment. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, search marketing and presence management, ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting, and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers.

In addition to our call-driven business, we operate the Archeo Domains Marketplace, which enables the buying, selling and development of premium domain names, and includes more than 200,000 of our owned and operated websites. Our portfolio of websites contains more than 75,000 U.S. ZIP code sites, including 90210.com and covering ZIP code areas nationwide. The Archeo domain marketplace also consists of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. We monetize this portfolio via pay-per-click and banner advertising and also make these domains available for sale to third parties.

We generate two categories of revenue. Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our Call Analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution, as well as from the sale of domain names in our domain marketplace. During the years ended December 31, 2011, 2012 and 2013, call-driven revenue accounted for approximately 73%, 84%, and 89% of total revenues, respectively. We operate primarily in domestic markets. For detail on revenue by geographical area for the three most recent fiscal years, see Note 13. Segment Reporting and Geographic Information of the notes to our consolidated financial statements.

Industry Overview

Calls are critical for businesses to drive sales. For businesses of all sizes, in-bound phones calls are a key source of new customer leads and increased revenue. We believe consumers that call businesses directly typically have higher purchase intent and are more likely to make a purchase or become a customer. According to BIA/Kelsey Local Commerce Monitor (LCM) survey in 2012, 61.3% of advertisers believe that in-bound calls from prospective customers are the single most important type of lead. Calls are particularly relevant in high-value categories, such as professional services, financial services, automotive and travel, where transaction values are large, complex or require additional information prior to completion. Calls are also important for local businesses that set appointments or sell products and services over the phone. According to 2012 data from BIA/Kelsey, advertisers in the U.S. spent $68 billion to drive telephone leads. Historically, the majority of this advertising has been spent on traditional media such as television, newspapers and directories. Now with the mass adoption of mobile, both large and small advertisers are increasingly seeking new marketing channels that allow them to connect with consumers over the phone.

Mobile search and calls from search are growing rapidly. Today we are witnessing an evolution in consumer behavior as Internet-enabled mobile devices proliferate and media consumption shifts to mobile devices. This trend is increasingly evident in the way consumers research products and services and connect with businesses when they are ready to make a purchase decision. BIA/Kelsey estimates that consumers conducted over 30 billion mobile searches in 2013, and that the number of mobile searches will exceed searches on desktop computers by 2016. Given the nature of mobile devices and embedded technology in mobile phones, consumers want and expect to be able to directly call businesses they are researching on mobile devices. According to a 2013 study by Google/Ipsos, over 70% of mobile search users have used a click-to-call feature to connect with a business directly from their mobile devices. BIA /Kelsey estimates that the total number of calls initiated from searches on mobile devices will increase from 15 billion in 2013 to 50 billion by 2015.

Ad budgets are shifting to performance-based models. As businesses have expanded their marketing through digital channels, they have increasingly turned to performance-based advertising formats in which they are only charged when a desired outcome is reached. Performance-based advertising models provide advertisers with greater transparency into their advertising spend and the ability to accurately measure results and return on investment. Over time, the online advertising market has experienced a dramatic shift from CPM-based banner and display advertisements to cost-per-click search advertising and other forms of performance marketing. According to the Interactive Advertising Bureau, performance-based formats accounted for only 7% of the $5 billion online advertising market in 1999, but grew to over 65% of the $40 billion market in 2013.

Calls are becoming the currency of mobile advertising. In 2013, the global mobile advertising market was $15 billion and is expected to grow to $52 billion by 2017, according to IDC. As the mobile advertising market matures, we believe advertisers will increasingly utilize performance based advertising formats available on mobile devices, as they did on desktop. Further, we believe the demand for businesses to connect with consumers over the phone combined with the inherent functionality and technical capabilities of mobile devices will result in calls becoming a primary measurement unit/format for mobile advertising, As advertisers continue to shift their budgets to accommodate for the growth of mobile and online channels, we believe the market for call-driven advertising will grow even more.

Understanding calls is highly complex. Unlike clicks, impressions and other actions that are tracked and measured in digital format, calls take place offline and require unique technical capabilities and expertise to accurately measure and analyze. To realize the full benefit of call-based marketing, advertisers need technology that allows them to capture and analyze attributes of a call before, during and after the call is completed. This technology helps them properly measure return on investment (“ROI”) and optimize their marketing campaigns across media channels. For example, advertisers must be able to dynamically track the source of a call back to the media channels and advertisements that influenced the consumer to make the call. Once a call is initiated, technology is required to understand what is happening on a call in real-time, to record calls, and to block unwanted or spam calls. For advertisers with call center operations, calls are often tracked and routed through interactive voice response (“IVR”) phone systems and integrated with customer relationship management (“CRM”) applications and back-office systems to measure transactions and return on investment. Successful marketing analytics for calls requires expertise from multiple disciplines, including digital advertising, communications infrastructure, voice and speech recognition expertise, and marketing software.

Our Competitive Strengths

Focus on calls. We were early to realize the value of calls and the importance that mobile devices would play in advertising. Over the past several years, we have shifted the focus of our company to address the large opportunity for mobile performance-based advertising focused on calls. As a pioneer in the category, we have developed a unique business model that delivers measurable return on investment to both large national advertisers and local small businesses. Our technology platform and call analytics technology and products are specifically designed to address the unique challenges associated with closing the loop between digital marketing and phone calls. Working closely with our customers, we have innovated in call-based technology, creating specific solutions to address common needs and wants among both SMBs and large advertisers. We believe we are unique with our call-focused approach to technology developments and marketing solutions, providing a competitive advantage as mobile advertising grows and advertising budgets shift towards performance-based formats.

Proprietary call analytics technology. Our call analytics technology and solutions are designed specifically to analyze and measure the performance of advertising and media spending that results in calls to businesses. The technology and solutions further help advertisers optimize their overall marketing strategies and specific campaigns by gaining insights into the different factors that can drive conversions. Our advertisers are able to benefit from increased intelligence about their specific media placement decisions and investments with dynamically driven data and information that capture and evaluate the originating media channel, advertisement, keyword or creative that drove the consumer to make the call. As a result, our technology helps advertisers understand the most effective use of advertising resources and helps to optimize their marketing spend across campaigns and distribution sources. We provide varying levels of integration with customers to enhance their information review and analysis. Our technology scales for larger customers to provide greater access and transparency on significant volumes of call leads, including with assisting the understanding of call outcomes and quality of customer experience. This integration may take the form of working with CRM platforms or customer-specific systems, with the purpose of improving each customer’s understanding of the analytics within their organization. On the technology back end of these solutions are proprietary methods and features that allow for the smoother functioning and increased efficiencies in presenting the most potentially promising leads. We are always working to create appropriate and relevant filters to improve our customer experience. For example, our Clean Call technology blocks many unwanted, unintended, misdirected or spam calls from reaching our advertiser customers, reducing time and cost wasted on unproductive calls. Our focus on features that promote ease and efficiency of use for advertisers is aligned with improving their understanding of the quality and efficiency of the sources they have deployed to drive customer acquisition, including which sources may or may not be desirable or cost-effective. In each case, they may be able to better measure the performance of their advertisement investments across their spend mobile, online and offline ad campaigns.

Transparent, performance-based model. We have developed a unique, pay-for-call business model that aligns our interests with those of our advertising customers and our publishing partners. We work closely with each customer to define a quality call for their business, and then only charge our customers, on a per call basis. As a result, we are able to deliver qualified leads that provide a measurable return on investment for our advertisers. We typically pay our publishing partners a percentage of the revenue we generate from advertisements on their properties. Through our Call Analytics, we have a deep understanding of which publishers, devices, ad formats, keywords and ad creatives drive call conversion for specific advertising verticals. This allows us to help optimize the placements of advertisements across our network to maximize the number of calls for our advertisers and revenue for our partners. As a result, advertisers utilize us to place ads on their behalf and our partners believe in us that we will only deliver ads on their properties to help generate revenue for them.

Scalable technology platform and business model. We have developed our technology platform to address the large advertisers, while also being able to support a large number of small local business advertisers. Our platform currently supports over 100,000 unique advertiser accounts, and in aggregate manages hundreds of millions of dollars in advertising spend across various digital channels. We leverage our relationships with

Yellow Pages providers and vertical market service providers to efficiently re-sell our solutions to their small businesses customers, adding scale and data to our platform, which provides us with recurring revenues with minimal associated sales costs. We have deployed a direct sales model to acquire and service large advertisers and also have been successful at deepening our relationships with existing advertiser clients over time to capture a greater share of their advertising budgets.

Strategy

Our Strategy

To take advantage of the shift to performance-based models in marketing, key elements of our strategy include:

Building and Expanding Relationships with Advertising Agencies. Advertising agencies are influential in determining how large national advertisers allocate their advertising budgets. We believe building deep relationships with leading global advertising agencies and creating awareness within these agencies about the benefits of our offerings is an important step in attracting new large advertising customers. We plan to expand our agency relations efforts and hire personnel with strong existing relationships with advertising agencies.

Innovating on Our Mobile Performance Advertising. We plan to continue to expand our range of call-based advertising product capabilities by offering innovative performance-based products such as pay-for-call advertising, along with the supporting analytics including number provisioning, call tracking, call mining, keyword-level tracking and other products as part of our owned, end-to-end, call-based advertising solutions. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

Innovating on Our Products for Small Businesses. We plan to build and integrate new products into our marketing products for small businesses. This includes, (1) launching new performance-based small business solutions like pay-for-call advertising enhancements; (2) integrating more options for small businesses to acquire new customers over the phone, such as enhanced local ad-targeting capabilities that will enable us to consistently improve the matching of our small advertisers with our sources of call supply; (3) introducing products that enable small businesses to better cultivate relationships with existing customers; and (4) adding additional features and functionality to our web sites that connect consumers with small businesses and provide additional monetization capabilities. We believe these new products will increase our cross-sell opportunities, enable us to continue to grow our advertiser base, unlock more budget from our existing advertisers, enable us to attract new reseller partnerships and deliver better performance to our existing partners.

Supporting the Number of Advertisers Using Our Products and Services. We plan to continue to provide a consistently high level of service and support to our advertisers and we will continue to help them achieve their return on investment goals. We are focused on continuing to grow our advertiser base through our direct sales and marketing efforts, including strategic sales, inside sales, online acquisition initiatives and additional partnerships with large local advertiser reseller partners.

Developing New Markets including International Expansion. We intend to analyze opportunities and may seek to expand our technology-based products into new business areas or geographic markets where our services can be replicated on a cost-effective basis, or where the creation or development of a product or service may be appropriate. We anticipate utilizing various strategies to enter new markets, including: developing strategic relationships; acquiring products that address a new category or opportunity; and creating joint venture relationships and internal initiatives where existing services can be extended internationally.

Pursuing Selective Acquisition Opportunities. We may pursue select acquisition opportunities and will apply rigorous evaluation criteria to any acquisitions we may pursue in order to enhance our strategic position, strengthen our financial profile, augment our points of defensibility and increase shareholder value. We will focus on acquisition opportunities that represent a combination of the following characteristics:

•	under-leveraged and under-commercialized assets;

•	opportunities for business model, product or service innovation and evolution;

•	critical mass of transactions volume, advertisers, traffic, revenue and profits;

•	business defensibility;

•	revenue growth and expanding margins and operating profitability or the characteristics to achieve significant scale and profitability; and

•	an opportunity to enhance efficiencies and provide incremental growth opportunities for our operating businesses.

Our Distribution Network

We have built a broad distribution network for our pay-for-call and pay-per-click advertising services that includes hundreds of mobile sources, search engines and applications, directories, third party vertical and branded web sites, our proprietary web site traffic sources through our Archeo division, which are comprised of our owned and operated web sites, and offline sources.

Syndicated Distribution:

Through our call advertising services, our local leads, pay-per-click advertising services, and search marketing services, we distribute advertisements from our tens of thousands of advertisers, as well as from our reseller partners’ advertisers, through hundreds of call-ready media and traffic sources, including mobile sources, search engines and directories, web sites and our proprietary web site traffic sources.

Our Syndicated Distribution partners include:

Selected Carriers	Selected Search Engines	Selected Call Sources and Vertical and Local Distribution Partners
AT&T Verizon Sprint (Boost Mobile) Metro PCS T-Mobile TracFone	Google Microsoft Yahoo!	Avantar CityGrid Google Mobile MapQuest MSN Whitepages, Inc. Yahoo!

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

Proprietary Web Site Traffic Sources:

We believe our proprietary web site traffic through our Archeo division is a source of local information online and is a source of click-throughs. It includes more than 200,000 web sites focused on helping users make informed decisions about products and services, including where to get local products and services.

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

Sales, Marketing & Business Development

Our sales department focuses on adding new advertisers to our business, while our business development and partnership department focuses on adding new reseller partnerships, selectively adding new distribution partnerships and servicing existing partnerships. Our marketing department focuses on promoting our services through online customer acquisition, affiliate relationships, press coverage, strategic marketing campaigns and industry exposure. Advertising and promotion of our services is broken into the following main categories:

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

•

Archeo Domains Marketplace. We launched Domains Marketplace in September 2013 which includes more than 200,000 of our owned and operated web sites that are for available for sale and facilitates the buying and transacting of domain names.

We intend to continue our strategy of growing our advertiser base through sales and marketing programs while being as efficient as possible in terms of our marketing and advertising costs. We continually evaluate our marketing and advertising strategies to maximize the effectiveness of our programs and their return on investment.

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering call and click-based advertising products and services to our partners. We also combine third party licenses and hardware to create an operating environment for delivering high quality products and services, with such features as automated online account creation and management process for advertisers, real-time customer support with both interactive and online reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Oracle, Intel, AMD, Microsoft, IBM, Nuance and Veritas. We also utilize public domain software such as Apache, Linux, MySQL, PostgreSQL, Java, Scala and Tomcat.

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

Competition

Our call driven offerings currently or potentially compete with a variety of companies in a highly competitive and fragmented industry. We compete with leading search engines such as Google and Microsoft, digital advertising networks, mobile ad networks and call analytics technology providers. We also face competition on the call supply side, where competing companies look to outbid, partner with or otherwise secure sources of call supply we utilize. Our Archeo Domains Marketplace competitors include Demand Media, Name Media and Oversee.net. Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to marketing, web site and systems development. In addition, as the use of the mobile, Internet, and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

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

Finally, we operate in the relatively nascent market of call-based advertising. The adoption of these call-based products could take longer than we expect and could become more competitive as the category becomes more developed and visible.

Seasonality

We believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales which were recognized as revenue starting in September 2013 with the launch of our Domains Marketplace.

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

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Application Number 12/512,821 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was filed on July 30, 2009.

•	U.S. Patent Number 8,433,048 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

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

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Application Number 11/291,094 entitled “Telephone Search Supported By Keyword Map To Advertising” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

•	U.S. Patent Application Number 13/756,380 entitled “Call Tracking System Utilizing an Automated Filtering Function” was filed January 31, 2013.

•	U.S. Patent Application Number 13/756,441 entitled “Call Tracking System Utilizing a Pooling Algorithm” was filed January 31, 2013.

•	U.S. Patent Application Number 13/756,480 entitled “Call Tracking System Utilizing a Sampling Algorithm” was filed January 31, 2013.

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

The status of any patent involves complex legal and factual questions. The scope of allowable claims is often uncertain. As a result, we cannot be sure that: (1) any patent application filed by us will result in a patent being issued; (2) that any patents issued in the future will afford adequate protection against competitors with similar technology; and (3) that the patents issued to us, if any, will not be infringed upon or designed around by others. Furthermore, the performance-based mobile and search advertising industry has been the subject of numerous patents and patent applications, which in turn has resulted in litigation. The mobile advertising industry is also witnessing a significant number of patent related lawsuits. The outcome of this ongoing litigation or any future claims in this sector may adversely affect our business or financial prospects.

We have registered trademarks in the United States for Adhere by Marchex, DPG, Form to Phone, Local Is The New Black, Marchex, Marchex and Design, Marchex Adhere, Marchex Adhere Logo, Marchex Voice Services, Openlist, JingleConnect and Jingle Networks. We also own pending U.S. trademark applications for Archeo, CALL DNA, A Logo, ARCHEO and Design, CALL GENOME, SEARCH GENOME and CLEAN CALL. In addition, we have trademark registrations for Marchex in the following jurisdictions: Australia, Benelux, Brazil, Canada, China, the European Union, Hong Kong, India, Japan, Republic of Korea, Russian Federation and Taiwan.

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

A number of federal and state laws that could have an impact on our business practices and compliance costs have already been adopted:

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

Employees

As of December 31, 2013, we employed a total of 405 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Web site

Our web site, www.marchex.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission. To view these filings, please go to our web site and click on “Investor Relations” and then click on “SEC Filings.” Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about us, our services, and other matters, and for complying with our disclosure obligations under Regulation FD:

•	Marchex Twitter Account (https://twitter.com/marchex)

•	Marchex Company Blog (http://blog.marchex.com/)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor the above account and the blog, in addition to following our investor relations website, press releases, SEC filings, and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K.

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

We had an accumulated deficit of $171.1 million as of December 31, 2013. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 15% of total revenues for the year ended December 31, 2013. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. search marketplace for December 2013, Yahoo! and Microsoft accounted for 11% and 18%, respectively, of the core search market in the United States and Google accounted for 67%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP, hibu, Inc., The Cobalt Group, Super Media, Inc., Yodle and Yellow Media, Inc. for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. Additionally, these advertiser reseller partners and agencies may decide to operate the advertising services we perform internally with their own teams and technology. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party in April 2012. YP is our largest reseller partner and was responsible for 25% of our total revenues for the year ended December 31, 2013 of which the majority is derived from our local leads platform. We cannot predict whether our business with YP in the future will continue at or near current levels and any decrease in such levels could have a material adverse impact on our business and results of operations.

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

We received approximately 53% and 61% of our revenue from our five largest customers for the year ended December 31, 2012 and 2013, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 53% and 61% of our total revenues for the years ended December 31, 2012 and 2013, respectively. YP, ADT, and Allstate are our largest customers and were responsible for 25%, 13% and 12% of our total revenues for the year ended December 31, 2013, respectively, and 41%, 14% and 13% of accounts receivable at December 31, 2013, respectively. Most of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

Our large customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may seek for us to develop additional features, may require penalties for failure to deliver such features, may seek discounted product or service pricing and may seek more favorable contractual terms. As we sell more products and services to this class of customer, we may be required to agree to such terms and conditions. Such large customers also have substantial leverage in negotiating resolution of any disagreements or disputes that may arise. Any of the foregoing factors could result in a material adverse effect on our business, financial condition and results of operations.

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

Our success depends, in large part, on the maintenance and growth of a critical mass of advertisers and distribution partners and a continued interest in our pay-for-call, performance-based advertising, call analytics and search marketing services. Advertisers will generally seek the most competitive return on investment from advertising and marketing services. Distribution partners will also seek the most favorable payment terms available in the market. Advertisers and distribution partners may change providers or the volume of business with a provider, unless the product and terms are competitive. In this environment, we must compete to acquire and maintain our network of advertisers and distribution partners. If our business is unable to maintain and grow our base of advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Our business also in part depends on certain of our large reseller partners and agencies to grow their base of advertisers as these advertisers become increasingly important to our business and our ability to attract additional distribution partners and opportunities. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertisers and reseller partners and agencies may reduce or terminate this portion of their business with us. Any decline in the number of advertisers and distribution partners could adversely affect the value of our services.

The mobile advertising market may develop more slowly than expected, which could harm our business.

If the market for mobile marketing and advertising develops more slowly than we expect, our business could suffer. Our future success is highly dependent on the commitment of advertisers and marketers to mobile communications as an advertising and marketing medium, the willingness of our potential advertisers to outsource their mobile advertising and marketing needs, and our ability to sell our mobile advertising services to reseller partners and agencies. The mobile advertising and marketing market is relatively new and rapidly evolving. Businesses, including current and potential advertisers, may find mobile advertising or marketing to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services. As a result, the future demand and market acceptance for mobile marketing and advertising is uncertain. Many of our current or potential advertisers have little or no experience using mobile communications for advertising or marketing purposes and have allocated only a limited portion of their advertising or marketing budgets to mobile communications advertising or marketing, and there is no certainty that they will allocate more funds in the future, if any. Funds to these types of campaigns may fluctuate greatly as different agencies and advertisers test and refine their overall marketing strategies to include mobile advertising and analytics tools. The adoption rate and budget commitments may vary from period to period as agencies and advertisers determine the appropriate mix of media and lead sources in short term and longer term campaigns.

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

We believe that a consolidation of patent portfolios by major technology companies and independent asset holding companies will increase the chances of aggressive assertions of patent and other intellectual property claims. Within the technology telecommunications and online sectors, among other related sectors, we have witnessed various claim holders and alleged rights holders pursue business strategies devoted to extracting settlements or license fees for a wide range of basic and commonly accepted methods and practices. We may be subject to those intellectual property claims in the ordinary course of our business. Also, our partners and customers may also find that they are subject to similar claims, in which case we may be included in any related process or dispute settlement.

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

We are heavily dependent upon the continued services of Russell C. Horowitz, our chairman and chief executive officer, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. Further, as of December 31, 2013, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, together controlled 87% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive officer founders, for any reason, or any conflict among our executive officer founders, could harm our current and future operations and prospects.

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

We recorded a substantial non-cash impairment charge for goodwill and intangible assets during the fourth quarter of 2008 as a result of the impact of the adverse economic environment including the deterioration in the equity and credit markets. During the fourth quarter of 2012, we recorded a non-cash impairment charge for goodwill of $15.8 million within the Archeo reporting unit as a result of lower projected revenue growth rates and profitability levels compared to historical results and other market-based factors. We may be required to record a future charge to earnings in our financial statements during the period in which any additional impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

With the recent suspension of our previously announced spin off transaction, we may continue to explore various strategic alternatives for our Archeo assets.

In November 2012, we announced our intention to pursue the spin-off of our Archeo assets and in September 2013 following a strategic review, we announced the suspension of the planned spin-off of the Archeo assets in its previously announced form. At such time we announced our intention to explore various strategic alternatives for the Archeo assets. Archeo continues to operate as an independent division of the Company. We cannot predict whether Archeo will continue as such within our organization or whether we will pursue another strategic alternative for the Archeo assets going forward. If we do pursue another strategic alternative for the Archeo assets, there can be no assurances such efforts will be successful.

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

We currently or potentially compete with a variety of companies, including Google, Millennial Media, Microsoft, Mongoose Metrics and Telemetrics. Our Archeo Domains Marketplace competitors include Demand Media, Name Media and Oversee.net. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the search marketing services industry. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position.

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

We also rely on a select group of third party providers for components of our technology platform and support for our advertising and call-based services, such as hardware and software providers, telecommunications carriers and Voice over Internet Protocol (VoIP) providers, credit card processors and domain name registrars. As a result, key operational resources of our business are concentrated with a limited number of third party providers. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation. Furthermore, if any of these significant providers are unable to provide the levels of service and dedicated resources over time that we required in our business, we may not be able to replace certain of these providers in a manner that is efficient, cost-effective or satisfactory to our customers, and as a result our business could be materially and adversely affected. Short term or repeat problems with any of these service providers could provide an interruption of service or service quality impairment to significant customers, which could also impact materially our revenue in any period due to credits or potential loss of significant customers.

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

•

U.S. Patent Number 8,442,862 entitled “Method and System for Tracking Telephone Calls” was issued on May 14, 2013 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011. The following divisional applications of Patent Application Number 13/294,436 were also filed: 14/045,536 titled “Method and System for Phone Number Cleaning” was filed November 3, 201; 14/058,037 titled “Method and System for Collecting Data from Advertising Campaigns Including Phone Number Placement Techniques” was filed November 18, 2013; 14/058,080 titled “Method and System for Monitoring Campaign Referral Sources” was filed November 18, 2013, and 14/065,345 titled “Method and System for Tracking Telephone Calls” was filed November 28, 2013.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Number 8,583,571 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was issued on November 12, 2013.

•	U.S. Patent Number 8,433,048 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

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

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Application Number 11/291,094 entitled “Telephone Search Supported By Keyword Map To Advertising” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

•	U.S. Patent Application Number 13/756,380 entitled “Call Tracking System Utilizing an Automated Filtering Function” was filed January 31, 2013.

•	U.S. Patent Application Number 13/756,441 entitled “Call Tracking System Utilizing a Pooling Algorithm” was filed January 31, 2013.

•	U.S. Patent Application Number 13/756,480 entitled “Call Tracking System Utilizing a Sampling Algorithm” was filed January 31, 2013.

•

U.S. Patent Application Number 13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting was filed April 18, 2013, claiming priority to U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013.

•	U.S. Patent Application Number 13/842,769 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was filed March 15, 2013.

•	U.S. Patent Application Number 14/045,118 entitled “System and Method for Analyzing and Classifying Calls Without Transcription via Keyword Spotting” was filed October 3, 2013.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months of the year, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and in turn the market price of our securities. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which may impact our quarterly results of operations in addition to typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales which were recognized as revenue starting in September 2013 with the launch of our Domains Marketplace.

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

Telecommunications laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. If our carrier partners were to be subject to any changes in applicable law or regulation (or interpretations thereof), or additional taxes or surcharges, then we in turn may be subject to increased costs for their products and services or receive products and services that may be of less value to our customers, which in turn could adversely affect our business and operating results. Furthermore, our call recording and pay-for-call services may directly subject us to certain telecommunications-related regulations. Finally, in the event that any federal or state regulators were to expand the scope of applicable laws and regulations or their application to include certain end users and information service providers, then our business and operating results could also be adversely affected. The following existing and possible future federal and state laws could impact the growth and profitability of our business:

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through December 31, 2013. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of December 31, 2013, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 86% of the combined voting power of all outstanding shares of our capital stock. These executive officer founders together control 87% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive officer founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive officer founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive officer founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive officer founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive officer founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We have initiated and paid a quarterly dividend on our common stock since November 2006. We accelerated and paid all four of our 2013 quarterly cash dividends on December 31, 2012. In January 2014, our board of directors declared a quarterly dividend in the amount of $0.02 per share on our Class A and Class B common stock, which was paid on February 18, 2014 to the holders of record as of the close of business on February 7, 2014. There is no assurance that we will be able to pay dividends in the future. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition.

We will have broad discretion over the use of the net proceeds from any offering and may not use them effectively.

Our management may have broad discretion to use the net proceeds of any offering for a variety of purposes, including, further development of our products and operations, working capital and general corporate purposes. We may spend or invest these proceeds in a way with which our stockholders disagree. Failure by our management to effectively use these funds could harm our business and financial condition. Until the net proceeds of any offering are used, they may be placed in investments that do not yield a favorable return to our investors, do not produce significant income or lose value.

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

	High	Low
Year ended December 31, 2012
First Quarter	$6.25	$4.03
Second Quarter	$4.47	$3.19
Third Quarter	$4.26	$3.08
Fourth Quarter	$4.46	$3.64
Year ended December 31, 2013
First Quarter	$4.41	$3.52
Second Quarter	$6.14	$3.72
Third Quarter	$7.75	$5.87
Fourth Quarter	$9.90	$7.15

Holders

As of February 26, 2014, there were 38,670,309 shares of common stock outstanding that were held by 53 stockholders of record. Of these shares:

•	7,770,215 shares were issued as Class A common stock, and as of this date were held by 3 stockholders of record; and

•	30,900,094 shares were issued as Class B common stock, and as of this date were held by 50 stockholders of record.

Dividends

In November 2006, we initiated a quarterly cash dividend at $0.02 per share of Class A common stock and Class B common stock. In August 2012, our board of directors approved an increase to the quarterly cash dividend to Class A and Class B common stockholder from $0.02 per share to $0.035 per share. In December 2012, our board of directors declared a quarterly dividend for the first, second, third and fourth quarters of 2013 totaling $0.14 per share on our Class A common stock and Class B common stock which was paid on December 31, 2012 to holders of record as of the close of business on December 18, 2012. The dividend paid totaled approximately $5.3 million. In January 2014, our board of directors declared a quarterly dividend in the amount of $0.02 per share on its Class A and Class B common stock, which was paid on February 18, 2014 to the holders of record as of the close of business on February 7, 2014. This quarterly dividend totaled approximately $771,000. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.1 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

Issuer Purchases of Equity Securities

During the fourth quarter of 2013, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs(1)
Class B Common Shares:
October 1 - October 31, 2013 (3)	7,823	$8.36	—	1,717,381
November 1 - November 30, 2013 (3)	8,206	$9.90	—	1,717,381
December 1 - December 31, 2013 (2), (3)	159,050	$8.58	—	1,717,381

Total Class B Common Shares	175,079	$8.63	—	1,717,381

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

(2)

Includes 6,375 shares of restricted equity subject to vesting which were issued to a certain employees. We repurchased shares which were not already vested for $0.01 share upon termination of employment.

(3)

Includes 7,823, 8,206, and 152,675 shares of the Company’s Class B common stock for the periods October 31, 2013, November 30, 2013 and December 31, 2013, respectively, which were repurchased to satisfy the employees’ minimum tax withholding obligations in connection with the vesting of restricted stock awards and was based on the fair market value on the vesting date.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marchex under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from December 31, 2008 through December 31, 2013 of cumulative total return for our Class B common stock, the NASDAQ Composite Index (the “NASDAQ Composite Index”) and the RDG Internet Composite Index (the “RDG Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2008 through 2013. The graph assumes that $100 was invested on December 31, 2008 in the Class B common stock of the Company, the NASDAQ Composite Index and the RDG Internet Composite Index and assumes reinvestment of any dividends. Such returns are based on historical results and are not intended to suggest future performance.

                        *$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

                        Fiscal year ending December 31.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Marchex, Inc.	$100	$88.67	$168.99	$111.80	$78.18	$164.54
NASDAQ Composite Index	$100	$144.88	$170.58	$171.30	$199.99	$283.39
RDG Internet Composite Index	$100	$175.07	$202.22	$209.97	$253.14	$344.69

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated financial data for the years ended December 31, 2009 and 2010 is derived from our audited consolidated financial statements which are not included in this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2011, 2012 and 2013, and the consolidated balance sheet data at December 31, 2012 and 2013, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.

The historical results are not necessarily indicative of the results to be expected in any future period.

Consolidated Statements of Operations Data (in thousands except per share amounts):

	Year ended December 31,
	2009	2010	2011	2012	2013
Revenue	$82,898	$85,828	$138,726	$132,794	$152,550
Income (loss) from operations	$(3,619)	$(4,548)	$5,724	$(17,243)	$2,749
Income (loss) from continuing operations	$(2,045)	$(3,515)	$2,755	$(34,258)	$957
Discontinued operations, net of tax	$(17)	$472	$204	$(938)	$860
Net income (loss)	$(2,062)	$(3,043)	$2,959	$(35,196)	$1,817
Net income (loss) applicable to common stockholders	$(2,249)	$(3,242)	$2,700	$(35,853)	$1,817
Basic and diluted net income (loss) per Class A share applicable to common stockholders:
Continuing operations applicable to common stockholders	$(0.07)	$(0.11)	$0.07	$(1.03)	$0.03
Discontinued operations, net of tax	$(0.00)	$0.01	$0.01	$(0.03)	$0.02

Net income (loss) per Class A share applicable to common stockholders	$(0.07)	$(0.10)	$0.08	$(1.06)	$0.05
Basic and diluted net income (loss) per Class B share applicable to common stockholders:
Continuing operations applicable to common stockholders	$(0.07)	$(0.11)	$0.07	$(1.02)	$0.03
Discontinued operations, net of tax	$(0.00)	$0.01	$0.01	$(0.03)	$0.02

Net income (loss) per Class B share applicable to common stockholders	$(0.07)	$(0.10)	$0.08	$(1.05)	$0.05
Shares used to calculate basic net income (loss) per share:
Class A	10,884	10,661	9,928	9,574	8,816
Class B	22,830	21,993	23,358	24,412	26,798
Shares used to calculate diluted net income (loss) per share:
Class A	10,884	10,661	9,928	9,574	8,816
Class B	33,714	32,654	35,318	33,986	36,999

Consolidated Balance Sheet Data (in thousands), except per share data:

	December 31,
	2009	2010	2011	2012	2013
Cash and cash equivalents	$33,638	$37,328	$37,443	$15,930	$30,912
Working capital	$41,273	$47,305	$16,168	$21,683	$39,675
Total assets	$159,373	$159,690	$220,058	$149,147	$162,148
Other non-current liabilities	$1,005	$2,076	$2,580	$2,216	$2,095
Total liabilities	$17,948	$19,998	$61,050	$26,212	$27,393
Total stockholders’ equity	$141,425	$139,692	$159,008	$122,935	$134,755
Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.25	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Marchex is a mobile and call advertising technology company. We provide products and services for businesses of all sizes that depend on consumer calls to drive sales. Our technology platform delivers performance-based, pay-for-call advertising across numerous of mobile and online publishers to connect millions of high-intent consumers with businesses over the phone. Our call analytics technology facilitates call quality, analyzes calls in real time and measures the outcomes of calls to close the loop between digital marketing and offline transactions. We help large national brands and small-and medium-sized businesses (“SMBs”) facilitate efficient and cost-effective marketing campaigns to drive calls and customer leads to their business. We provide a performance-based pay-per-click advertising service that connects advertisers with consumers across our owned and operated web sites as well as third party web sites and we also sell domain names.

Our technology-based products and services enable our customers to connect with consumers across leading third-party mobile and online channels, as well as our proprietary network of locally-focused web sites. We have direct relationships with large national advertisers and advertising agencies which utilize our products and services to plan, execute and measure their call-focused advertising campaigns. We also provide private-label performance marketing solutions for SMBs through a network of large reseller partners, which include Yellow Pages publishers, media and telecommunications companies and vertical marketing service providers. We enable these partners to sell pay-for-call advertising, call-analytics, search engine marketing and other digital marketing services to their millions of small business customers. We execute these campaigns for them using our technology. Our primary products offerings are:

•

Marchex Call Marketplace. Through the Marchex Call Marketplace, we deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. The Marchex Call Marketplace is a mobile advertising solution focused on delivering customers on a pay-for-call basis. We offer exclusive and preferred ad placements across numerous mobile and online media sources to drive advertisers qualified calls to their businesses. It leverages our Marchex Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers that block spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•

Marchex Call Analytics. Our Marchex Call Analytics technology platform provides data and insights that measure the performance of mobile, online and offline ad campaigns for advertisers and small business resellers. Our analytics technology tracks calls and helps advertisers understand which marketing channels, advertisements, keywords and creatives are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Call Analytics also includes call recording, call quality filtering and real-time call intelligence to provide rich insights into what is happening during a call and to measure the outcome of calls and return on investment. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, search marketing and presence management, ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting, and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers.

In addition to our call-driven business, we operate the Archeo Domains Marketplace, which enables the buying, selling and development of premium domain names, and includes more than 200,000 of our owned and operated websites. Our portfolio of websites contains more than 75,000 U.S. ZIP code sites, including 90210.com and covering ZIP code areas nationwide. The Archeo domain marketplace also consists of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. We monetize this portfolio via pay-per-click and banner advertising and also make these domains available for sale to third parties.

We generate two categories of revenue. Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our Call Analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution, as well as from the sale of domain names in our domain marketplace. During the years ended December 31, 2011, 2012 and 2013, call-driven revenue accounted for approximately 73%, 84%, and 89% of total revenues, respectively. We operate primarily in domestic markets. For detail on revenue by geographical area for the three most recent fiscal years, see Note 13. Segment Reporting and Geographic Information of the notes to our consolidated financial statements.

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

•

Future consideration of (i) $17.6 million, net of certain working capital adjustments on the first anniversary of the closing, and (ii) $18.0 million on the 18th month anniversary of closing, with the future consideration payable in either cash or shares of the Company’s Class B common stock or some combination to be determined by Marchex. In April 2012 and October 2012, the Company paid approximately $16.9 million and $17.9 million in cash, net of certain working capital and other adjustments, respectively.

Following the closing, we issued 462,247 shares of restricted stock at an aggregate value of approximately $3.3 million to employees of Jingle, subject to vesting for up to four years.

The fair value of the shares of Class B common stock issued as part of the consideration paid was valued at $7.6 million using the Company’s closing stock price of $7.46 per share at the acquisition date.

Proposed Separation Update

On November 1, 2012, we announced that our board of directors had authorized us to pursue the separation of our mobile advertising business focused on calls and Archeo, a domain and click-based advertising business. On September 19, 2013, we announced following a strategic review that it would no longer pursue the separation and that Archeo will continue to operate as a division. We will continue to evaluate various strategic alternatives for the Archeo assets.

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

In the third quarter of 2013, we sold certain assets related to our pay-per-click contextual advertising services in which the operating results have been classified and presented as discontinued operations, net of tax (see Note 14. Discontinued Operations) as well as revised our segment reporting to reflect the change in segment performance measures for all periods presented (see Note 13. Segment Reporting and Geographic Information).

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2011, 2012 and 2013.

Revenue

We currently generate revenue through our call advertising services, pay-per-click advertising, local leads platform which include our call and click services, proprietary web site traffic and domain name sales through our Domains Marketplace.

Our primary sources of revenue are the performance-based advertising services, which include call advertising, pay-per-click services and cost-per-action services. These primary sources amounted to more than 77% of our revenues in all periods presented. Our secondary sources of revenue are our local leads platform which enables partner resellers to sell call advertising and/or search marketing products, campaign management services, and starting in September 2013, domain name sales through our Domains Marketplace. These secondary sources amounted to less than 23% of our revenues in all periods presented. We have no barter transactions.

On September 10, 2013, we launched our Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the consolidated financial statements. Historically, the sale of domain names were not a core operation and were peripheral to the generation of advertising revenue from domain names held for use, and as such, domain name sales were reported as gains on sales and disposals of intangible assets, net in the consolidated financial statements.

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

Performance-Based Advertising Services

In providing call advertising services and pay-per-click advertising, we generate revenue upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each phone call or click-through, which occurs when a user makes a phone call or clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, our portfolio of owned web sites, other targeted Web-based content and offline sources. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action.

We generate revenue from reseller partners and publishers utilizing our local leads platform to sell call advertising or, search marketing and other lead generation products. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners or publishers engage the advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

In providing pay-per-click contextual targeting services, advertisers purchase keywords or keyword strings, based on an amount they choose for a targeted placement on vertically-focused web sites or specific pages of a web site that are specific to their products or services and their marketing objectives. The contextual results distributed by our services are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the merchant’s advertisement and the relevance of the merchant’s advertisement, which is dictated by historical click-through rates. Advertisers pay us when a click-through occurs on their advertisement. In July 2013, we sold certain assets related to our pay-per-click contextual advertising services. The results of operations of these certain pay-per-click assets have been presented in the consolidated financial statements as discontinued operations. See Note 14. Discontinued Operations for further discussion.

Search Marketing Services and Domains Name Sales

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

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales which were recognized as revenue starting in September 2013 with the launch of our Domains Marketplace.

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

As of December 31, 2013, we have net deferred tax assets of $26.2 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. At December 31, 2012 and 2013, we have recorded a valuation allowance of $21.6 million and $23.0 million, respectively, against our federal net deferred tax assets as we believe it is more likely than not that these benefits will not be realized. The change in the valuation allowance in 2013 was approximately $1.4 million due to an increase in our deferred tax assets primarily related to the 2012 and 2013 research and development credit and federal and state NOLs recorded during 2013.

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

As of December 31, 2013, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $6.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2013, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2012 and 2013, we had certain federal NOL carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

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

Comparison of the year ended December 31, 2012 (2012) to the year ended December 31, 2013 (2013) and comparison of the year ended December 31, 2011 (2011) to the year ended December 31, 2012 (2012).

Segments

We have organized our operations into two segments: (1) the Call-driven segment which is comprised of our performance-based advertising business focused on driving phone calls; and (2) the Archeo segment which is comprised of our click-based advertising and Internet domain name businesses. In the third quarter of 2013, we changed our segment reporting to reflect the reallocation of our general corporate overhead expenses to the Call-driven segment to reflect changes in how the CODM internally measures segment performance. The tables below reflect these reclassifications to conform to the current presentation.

In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations, net of tax in the consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note. 14 Discontinued Operations for further discussion.

	Years ended December 31,
	2011	2012	2013
Call-driven
Revenue	$101,830	$111,886	$135,126
Operating expenses	97,270	106,795	128,829

Segment profit	$4,560	$5,091	$6,297

Archeo
Revenue	$36,896	$20,908	$17,424
Operating expenses	22,740	12,582	11,705
Gain on sale of intangible assets, net	9,421	6,296	3,774

Segment profit	$23,577	$14,622	$9,493

Reconciliation of segment profit to net income (loss) from continuing operations before provision for income taxes:
Total segment profit	$28,137	$19,713	$15,790
Less reconciling items:
Stock based compensation	15,068	15,638	9,237
Impairment of goodwill	—	15,837	—
Amortization of intangible assets from acquisitions	5,455	4,728	2,926
Acquisition and separation related costs	1,890	753	878
Interest expense and other, net	458	449	37

Net income (loss) from continuing operations before provision for income taxes	$5,266	$(17,692)	$2,712

	Years ended December 31,
	2011	2012	2013
Reconciliation of segment revenue to consolidated revenue
Call-driven	$101,830	$111,886	$135,126
Archeo	36,896	20,908	17,424

Total	$138,726	$132,794	$152,550

Revenue.

The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2011	2012	2013
Partner and Other Revenue Sources	$118,210	$121,904	$141,617
Proprietary Web Site Traffic Sources and Domain Name Revenue	20,516	10,890	10,933

Total Revenue	$138,726	$132,794	$152,550

2012 to 2013

Our partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-per-click advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content, mobile carriers, and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms. Our proprietary web site traffic revenues are generated from our portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee. We also generate revenue from domain name sales. In September 2013, we launched our Domains Marketplace which provides domain names available for sale and initiated plans to facilitate the buying and transacting of domain names. Domain name sales occurring after this launch are recognized as revenue and totaled $2.5 million for 2013. The corresponding costs related to domain name sales are recorded under service costs. Prior to this, domain name transactions were recognized within gain/loss on sale and disposal of intangible assets. Total domain name transaction amounts for 2011, 2012 and 2013 prior to our Domains Marketplace launch were $9.5 million, $6.3 million, and $3.8 million, respectively.

Revenue increased 15% from $132.8 million for 2012 compared to $152.6 million in 2013. The partner and other revenues increased $19.7 million primarily from our call advertising services. Our call advertising services revenue increases are primarily due to increases in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform. This increase was partially offset by a $4.2 million decrease in revenue from our pay-per-click services primarily due to fewer advertisers and lower advertiser spend amounts.

Our proprietary web site traffic revenues and Domain Name revenues were $10.9 million for both 2012 and 2013. Our proprietary web site traffic revenues decreased $2.5 million and were primarily a result of lower revenues from cost-per-actions from resellers related to our local search and directory web sites and lower revenues from our arrangement with an advertiser service provider whereby we receive payment upon click-throughs on pay-per-click listings presented our web sites. This decrease related to our advertiser service provider was principally due to lower click-throughs on pay-per-click listings presented on our Web sites from the advertiser service provider. These decreases were offset by domain name revenues of $2.5 million that had no comparable revenue in 2012, although domain name transaction amounts recognized as gain/loss on sale of intangible assets prior to our Domains Marketplace launch, totaled $6.3 million in 2012 and $3.8 million in 2013.

Our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC that AT&T sold a majority stake in to a private equity third party in April 2012. Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through June 30, 2015 that includes certain provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. In July 2013, we amended our arrangement with YP which lowered certain agency fees beginning July 1, 2013 through the end of the term. We also extended a separate pay-for-call relationship through June 2015. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total may decrease. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business or to the extent YP decreases the number of new advertiser accounts with us, it may result in fewer small business accounts and related revenues on our platform. YP accounted for 32%, 28% and 25% of total revenues during 2011, 2012 and 2013, respectively. Our arrangement with ADT Securities, Inc. (“ADT”) and Allstate Insurance Company (“Allstate”) are for call advertising services which accounted for 13% and 12%, respectively, of total revenues during 2013. Our primary arrangement with Allstate is for pay-for-call services within our Call marketplace for 2014 whereby we charge an agreed-upon price for qualified calls or leads from our network. Allstate’s budgeted spend amounts are generally higher in the first half of the year compared to the latter part of the year. There can be no assurance that our business with YP, ADT, and Allstate in the future will continue at or near current levels.

2011 to 2012

Revenue decreased 4% from $138.7 million for 2011 compared to $132.8 million in 2012. The partner and other revenues increased $3.7 million due almost entirely to increased revenues from our call advertising services and partially attributable to the April 2011 Jingle acquisition. Our call advertising services revenue increases are primarily due to increase in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform. This increase was offset by a $6.7 million decrease in revenue from our pay-per-click services primarily due to fewer advertisers and lower advertiser spend amounts.

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

In addition, we believe we will experience seasonality with our business. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is generally lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. Additionally, the current business environment has generally resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales which were recognized as revenue starting in September 2013 with the launch our Domains Marketplace.

Expenses

Expenses were as follows (in thousands):

	Twelve months ended December 31,
	2011	% revenue	2012	% revenue	2013	% revenue
Service costs	$75,433	54%	$75,920	57%	$91,858	60%
Sales and marketing	14,389	10%	13,057	10%	11,182	7%
Product development	22,603	17%	23,200	17%	27,346	18%
General and administrative	22,653	17%	22,838	17%	19,385	13%
Amortization of intangible assets from acquisitions	5,455	4%	4,728	4%	2,926	2%
Acquisition and separation related costs	1,890	1%	753	1%	878	1%

	$142,423	103%	$140,496	106%	$153,575	101%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Twelve months ended December 31,
	2011	2012	2013
Service costs	$1,289	$1,869	$1,180
Sales and marketing	1,471	2,029	645
Product development	1,408	1,038	1,635
General and administrative	10,900	10,702	5,777

Total stock-based compensation	$15,068	$15,638	$9,237

See Note 6 (b). Stock Option Plan of the consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 21%, from $75.9 million in 2012 to $91.9 million in 2013. The increase was primarily attributable to an increase in distribution partner payments and personnel costs totaling $17.1 million, partially offset by a decrease in communication and network costs and stock-based compensation.

Service costs increased 1%, from $75.4 million in 2011 to $75.9 million in 2012. The increase was primarily attributable to an increase in distribution partner payments, communication and network costs and stock-based compensation totaling $2.6 million and to a lesser extent as a result of the April 2011 Jingle acquisition, partially offset by a decrease in personnel costs, Internet domain amortization, depreciation, facility costs, travel and fees paid to outside service providers.

Service costs represented 60% of revenue in 2013 compared to 57% in 2012 and 54% in 2011. The 2013 increase as a percentage of revenue in service costs compared to 2012 was primarily a result of higher distribution partner payments. The 2012 increase as a percentage of revenue in service costs compared to 2011 was primarily a result of our proprietary web site traffic revenues comprising a lower proportion of revenue compared to 2011. Proprietary web site traffic revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

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

Sales and Marketing. Sales and marketing expenses decreased 14% from $13.1 million in 2012 to $11.2 million in 2013. As a percentage of revenue, sales and marketing expenses were 10% and 7% for 2012 and 2013, respectively. The net decrease in dollars and percentage of revenue were primarily a result of a decrease in stock based compensation related to the acceleration of certain restricted shares as part of a separation agreement in 2012, online and outside marketing activities, and facility costs totaling $2.3 million offset partially by an increase in personnel costs and depreciation. We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively stable to modestly higher in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Sales and marketing expenses decreased 9% from $14.4 million in 2011 to $13.1 million in 2012. As a percentage of revenue, sales and marketing expenses were 10% for both 2011 and 2012. The net decrease in dollars was related primarily to decreases in personnel and online and outside marketing activities totaling $2.1 million partially offset by an increase in depreciation and stock-based compensation related to the acceleration of certain restricted shares as part of a separation agreement totaling $915,000.

Product Development. Product development expenses increased 18% from $23.2 million in 2012 to $27.3 million in 2013. The net increase in dollars was primarily due to an increase in personnel costs, stock based compensation and fees paid to outside service providers. As a percentage of revenue, product development expenses were 17% and 18% for 2012 and 2013, respectively. The 2013 percentage of revenue was relatively consistent with 2012 percentage of revenue. We expect product development expenditures in the near term to be modestly higher in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

Product development expenses increased 3% from $22.6 million in 2011 to $23.2 million in 2012. The increase in dollars was primarily due to an increase in personnel costs, travel costs and depreciation totaling $934,000 partly related to the April 2011 Jingle acquisition. This increase was partially offset primarily by a decrease in stock-based compensation. As a percentage of revenue, product development expenses were 17% for both 2011 and 2012.

General and Administrative. General and administrative expenses decreased 15%, from $22.8 million in 2012 to $19.4 million in 2013. The net decrease was primarily due to decrease in stock based compensation of $4.9 million offset primarily by an increase in personnel costs, professional fees, bad debt and other operating expenses. As a percentage of revenue, general and administrative expenses were 17% and 13% for 2012 and 2013, respectively, The decrease in percentage of revenue was primarily as a result of a decrease in stock based compensation and higher revenues compared to 2012.

We expect our general and administrative expenses to be relatively stable or modestly higher in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock-based compensation is impacted by market conditions relating to our stock price.

General and administrative expenses increased 1%, from $22.7 million in 2011 to $22.8 million in 2012. General and administrative expenses remained relatively stable compared to 2011. As a percentage of revenue, general and administrative expenses were 17% for both 2011 and 2012.

Segment Profit. Call-driven segment profit increased 24% from $5.1 million in 2012 to $6.3 million in 2013. The increase in profit was due to higher revenues in 2013 as a result of increases in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform and operating expenses as a percentage of revenue remaining similar to 2012.

Call-driven segment profit increased 12% from $4.6 million in 2011 to $5.1 million in 2012. The increase in profit was due to higher revenues in 2012 and operating expenses as a percentage of revenue remaining similar to 2011.

Archeo segment profit decreased 35% from $14.6 million in 2012 to $9.5 million in 2013. The decrease was primarily due to lower revenues in our pay-per-click services and proprietary web site traffic sources as a result of decreased revenues for cost-per-actions from resellers related to our local search and directory web sites. In September 2013, we launched our Domains Marketplace which provides domain names available for sale and initiated plans to facilitate the buying and transacting of domain names. Domain name sales occurring after this launch are recognized as revenue with corresponding costs under service costs. Prior to the launch, domain name transactions were recognized within gain/loss on sale and disposal of intangible assets. Total contribution from domain name sales included in revenue and corresponding service costs and gain/loss on sale and disposal of intangible assets was $6.3 million in both periods.

Archeo segment profit decreased 38% from $23.6 million in 2011 to $14.6 million in 2012. The decrease was primarily related to $8.0 million in lower revenues from cost-per-actions from resellers related to our local search and directory web sites and $8.3 million in lower revenues from our pay-per-click services primarily due to fewer advertisers and lower advertiser spend amounts. The decrease in profit was also attributable to a $3.1 million decrease in gain on sales and disposals of intangible assets, net related to domain sales. This decrease was offset by lower operating expenses.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased from $4.7 million in 2012 to $2.9 million in 2013. The decrease was primarily associated with certain intangible assets related to the April 2011 Jingle acquisition being fully amortized. During 2013, the amortization of intangibles related to service costs and sales and marketing expenses.

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

No impairment of our intangible assets have been identified in 2013. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test its intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

Acquisition and separation related costs. Acquisition and separation related costs of $878,000 in 2013 were primarily for professional fees and other procedures associated with our proposed separation of our business into two distinct publicly traded companies. We are no longer pursuing a separation of our business and do not expect any significant additional costs.

Acquisition and separation related costs of $753,000 in 2012 were primarily for professional fees and other procedures associated with our proposed separation of our business into two distinct publicly traded companies partially offset by a $132,000 benefit recorded in the first quarter of 2012 related a revision in our original estimates regarding the future obligation related to the Jingle office space.

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

Impairment of goodwill. We perform our annual impairment testing in accordance with the Accounting Standards Codification 350, Intangibles—Goodwill and Other on November 30. No impairment has been identified in 2013. In 2012, we recorded a $15.8 million non-cash impairment charge on goodwill within the Archeo reporting unit, net of $902,000 classified to discontinued operations as part of the sale of certain pay per click assets in July 2013. During the fourth quarter of 2012, we announced our intention to pursue a spin-off of Archeo and the corresponding organizational changes, resulted in a change to our reporting units for purposes of assessing potential impairment of goodwill. The estimated fair value of the Archeo reporting unit was based on the estimates of future operating results, discounted cash flows and other market-based factors. The goodwill impairment recorded within the Archeo reporting unit resulted from the newly associated amounts of goodwill allocated upon the commencement of the reporting unit designation in the fourth quarter of 2012, and the operating results including lower projected revenue growth rates and profitability levels compared to historical results.

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $6.3 million in 2012 compared to $3.8 million in 2013 and was attributable to the sales and disposals of Internet domain names and other intangible assets. The decrease was primarily due to recognition of domain name sales in revenue after the launch of our Domains Marketplace in September 2013. Domains Marketplace provides domain names available for sale and facilitates the buying and transacting of domain names. During 2013, approximately $2.5 million of domain name sales were recognized as revenue after the launch date and future domain name sales will be recognized as revenue.

The gain on sales and disposals of intangible assets, net was $9.4 million and $6.3 million in 2011 and 2012, respectively. The decrease was primarily due to fewer domains sold in 2012 compared to 2011.

Other income (expense), net. Other income (expense), net were ($449,000) and ($37,000) in 2012 and 2013, respectively. The net decrease in other income (expense), net during 2013 was primarily due to the Jingle deferred acquisition consideration paid in 2012 which resulted in no interest accretion in 2013.

Other income (expense), net were ($458,000) and ($449,000) in 2011 and 2012, respectively. The net decrease in other income (expense), net during 2012 was primarily due to a decrease in accretion of interest expense related to the deferred acquisition consideration for the Jingle acquisition offset by a decrease in other income.

Income Taxes. The income tax expense in 2013 was $1.8 million. In 2013, the effective tax rate of 65% differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, increase in valuation allowance and other non-deductible amounts. We recognized approximately $851,000 of federal research and experimental credits related to 2012 and 2013 during 2013 due to the reinstatement of the federal research and development credit in January 2013 as part of the 2012 American Taxpayer Relief Act. This resulted in an increase in our gross deferred tax assets which was offset by an increase to our valuation allowance of $651,000 in 2013.

The income tax expense in 2012 was $16.6 million. In 2012, the effective tax rate of (94%) differed from the expected effective tax rate of 34% due primarily to establishment of a partial valuation allowance on our federal deferred tax assets, non-deductible goodwill impairment and other items such as state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, non-cash accretion of interest expense, and other non-deductible amounts. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets.

The income tax expense in 2011 was $2.5 million. In 2011, the effective tax rate of 48% differed from the expected effective tax rate of 35% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, acquisition related costs related to the Jingle acquisition, non-cash accretion of interest expense, and other non-deductible amounts.

During 2011, 2012 and 2013, we recognized excess tax benefits (shortfalls) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock of approximately $913,000, ($4.0) million and ($76,000), respectively, which were recorded to additional paid in capital.

Discontinued Operations, net of tax. In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations. See Note. 14. Discontinued Operations for further discussion. Discontinued operations, net of tax in 2011, 2012, and 2013 was an income $204,000, a loss of ($938,000) which includes a goodwill impairment of $902,000, and an income of $860,000 which includes $930,000 in gain on sale, net of tax from the sale of certain pay-per-click assets, respectively. The decrease in income from 2011 to 2012 was due primarily to lower revenues each year as a result of fewer advertisers and lower advertiser spend amounts as well as the goodwill impairment in 2012. The increase from 2012 to 2013 was primarily due to the recognition of the gain on sale in 2013.

Net Income (Loss). Net loss was $35.2 million in 2012 compared to net income of $1.8 million in 2013. The increase in net income in 2013 was primarily a result of non-cash charges related to goodwill impairment and valuation allowance totaling $33.1 million in 2012, a decrease in stock based compensation and amortization of acquired intangible assets, and an increase in revenue offset by an increase in operating expenses.

Net income was $3.0 million in 2011 compared to a net loss of $35.2 million in 2012. The decrease was primarily attributable to the non-cash charges related to the goodwill impairment and valuation allowance totaling $33.1 and a decrease in revenues and gain on sales and disposals of intangible assets, net partially offset by a decrease in operating expenses.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters ended December 31, 2013. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

	Quarter Ended
(in thousands)	Mar 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	Mar 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013
Consolidated Statement of Operations:
Revenue	$33,835	$32,832	$33,691	$32,436	$34,732	$37,578	$40,560	$39,680
Expenses:
Service costs (1)	18,757	18,320	19,744	19,099	20,148	22,584	25,293	23,833
Sales and marketing (1)	3,611	4,341	2,542	2,563	2,644	2,905	2,801	2,832
Product development (1)	5,977	5,750	5,510	5,963	6,808	6,945	6,833	6,760
General and administrative (1)	6,164	5,439	5,678	5,557	4,797	5,527	4,679	4,382
Acquisition and separation related costs	(132)	—	296	589	345	309	286	(62)
Amortization of intangible assets from acquisitions (2)	1,537	1,082	1,055	1,054	1,055	736	709	426

Total operating expenses	35,914	34,932	34,825	34,825	35,797	39,006	40,601	38,171
Impairment of goodwill	—	—	—	(15,837)	—	—	—	—
Gain on sales and disposals of intangible assets, net	1,463	3,258	713	862	1,362	1,330	1,047	35

Income (loss) from operations	(616)	1,158	(421)	(17,364)	297	(98)	1,006	1,544
Other income (expense):
Interest income	3	3	3	5	3	7	3	2
Interest and line of credit expense	(197)	(111)	(111)	(19)	(19)	(19)	(20)	(18)
Other	(3)	(6)	(10)	(6)	(1)	—	(2)	27

Total other income (expense)	(197)	(114)	(118)	(20)	(17)	(12)	(19)	11

Income (loss) from continuing operations before provision for income taxes	(813)	1,044	(539)	(17,384)	280	(110)	987	1,555
Income tax expense (benefit)	(88)	595	(49)	16,108	165	243	389	958

Net income (loss) from continuing operations	(725)	449	(490)	(33,492)	115	(353)	598	597
Discontinued operations, net of tax	10	(52)	(53)	(843)	(31)	—	883	8

Net income (loss)	(715)	397	(543)	(34,335)	84	(353)	1,481	605
Dividends paid to participating securities	(73)	(67)	(123)	(394)	—	—	—	—

Net income (loss) applicable to common stockholders	$(788)	$330	$(666)	$(34,729)	$84	$(353)	$1,481	$605

(1)      Excludes amortization of intangible assets from acquisitions. Certain reclassifications have been made to prior periods to conform to current period presentation.

(2)     Components of amortization of intangible assets from acquisitions:

Service costs	$1,216	$774	$748	$747	$748	$429	$402	$402
Sales and marketing	307	307	307	307	307	307	307	24
General and administrative	14	1	—	—	—	—	—	—

Total	$1,537	$1,082	$1,055	$1,054	$1,055	$736	$709	$426

Certain reclassifications have been made to prior periods to conform to current period presentation.

Due to rounding, the sum of quarterly amounts may not equal amounts reported for year-to-date periods.

Liquidity and Capital Resources

As of December 31, 2012 and 2013, we had cash and cash equivalents of $15.9 million and $30.9 million, respectively. As of December 31, 2013, we had current and long term contractual obligations of $5.4 million and $9.7 million for rent under our facility operating leases.

Cash provided by operating activities primarily consists of a net income (loss) adjusted for certain non-cash items such as amortization and depreciation, deferred income taxes, stock-based compensation, excess tax benefit related to stock-based compensation, acquisition and separation related costs, accretion of interest, gain on sale of intangible assets, net, gain on sale of discontinued operations, impairment of goodwill and changes in working capital.

Cash provided by operating activities for the year ended December 31, 2013 of approximately $13.6 million consisted primarily of net income of $1.8 million adjusted for non-cash items of $19.6 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes, $1.5 million of gain on sale of discontinued operations, $3.8 million gain on sales and disposals of intangible and fixed assets, net and $2.5 million provided by working capital and other activities.

In July 2013, we sold certain assets related to our pay-per-click services to an unrelated third party. These assets contributed approximately of $3.2 million of revenue and $111,000 in operating loss during 2013. We expect the divestiture of these assets will not have a significant impact on working capital and cash generated from operations. See Note 14. Discontinued Operations for further discussion.

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

With respect to a significant portion of our pay-for call and pay-per-click advertising services, the amount payable to the distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenue in 2011, 2012 and 2013. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site traffic revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our local leads and call analytics services, such as YP, SuperMedia Inc., hibu, The Cobalt Group, and Yellow Media Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the year and as of December 31, 2013 amounts from these partners totaled 41% of revenue and $15.9 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. Our arrangement with AT&T relates to its business unit YP that AT&T sold a majority stake in to a private equity third party in April 2012. In July 2013, we amended our arrangement with YP which lowered certain agency fees beginning July 1, 2013 through the end of the term. We also extended a separate pay-for-call relationship through June 2015. We do not expect the modifications in these agreements to significantly impact our operating results. There can be no assurance that our business with YP in the future will continue at or near current levels. Net accounts receivable balances outstanding at December 31, 2013 from YP totaled $12.4 million. For the year and as of December 31, 2013 amounts from these partners along with ADT and Allstate totaled 66% of revenue and $23.8 million in net receivables. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed.

There can be no assurances that these partners or other advertisers will not experience further financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed.

In September 2013, we launched our Domains Marketplace which provides domain names available for sale and facilitates the buying and transacting of domain names. Approximately $2.5 million of domain name sales were recognized as revenue after the launch date and future domain name sales will be recognized as revenue and included in operating activities.

Cash provided by investing activities for the year ended December 31, 2013 of approximately $1.6 million was primarily attributable to purchases for property and equipment of $3.0 million, which were more than offset by proceeds from the sales of intangible assets of approximately $3.8 million and proceeds from sale of discontinued operations of $1.1 million. Cash provided by investing activities may decrease given the proceeds from sales of intangible assets which comprises domain names is recognized in operating activities with the launch in September 2013 of our Domains Marketplace. Cash used in investing activities for the year ended December 31, 2012 of approximately $3.3 million was primarily attributable to purchases for property and equipment of $2.9 million, which were more than offset by proceeds from the sales of intangible assets of approximately $6.3 million. Cash used in investing activities for the year ended December 31, 2011 of approximately $10.4 million was primarily attributable to the cash paid at closing of $15.8 million related to the Jingle acquisition, and purchases for property and equipment of $4.0 million, which were partially offset by proceeds from the sales of intangible assets of approximately $9.5 million. In April 2011, we acquired Jingle in which $15.8 million, net of cash acquired, was paid at closing. The acquisition included deferred acquisition payments, net of certain working capital and other adjustments, totaling $33.9 million, which were paid in cash in 2012 and are shown as financing activities.

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

Cash used in financing activities for the year ended December 31, 2013 was $261,000 and was primarily comprised of tax withholding payment of approximately $3.2 million related to certain executive vested restricted stock awards partially offset by proceeds from exercises of stock options of $2.9 million. Cash used in financing activities for the year ended December 31, 2012 of approximately $44.7 million was primarily attributable to the cash payments of the 12-month and 18-month deferred acquisition payments related to the April 2011 Jingle acquisition totaling $33.9 million, which is net of certain working capital and other adjustments. The deferred acquisition payments exclude the interest accretion of $881,000 that is shown as an operating cash outflow. Other financing activities include the repurchase of 387,000 shares of Class B common stock for treasury stock totaling approximately $1.7 million and common stock dividend payments of $9.4 million, partially offset by net proceeds of approximately $71,000 from the sale of stock through employee stock options and employee stock plan purchases and $308,000 from excess tax benefit related to stock-based compensation. The dividend payments in 2012 include the December 2012 board of directors’ declaration of quarterly dividends for the first, second, third, and fourth quarters of 2013 totaling $5.3 million, which was paid on December 31, 2012. Cash used in financing activities for the year ended December 31, 2011 of approximately $6.3 million was primarily attributable to the repurchase of 883,000 shares of Class B common stock for treasury stock totaling approximately $6.2 million and common stock dividend payments of $2.9 million, partially offset by net proceeds of approximately $1.8 million from the sale of stock through employee stock options and employee stock plan purchases and $1.0 million from excess tax benefit related to stock-based compensation.

The following table summarizes our contractual obligations as of December 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

In thousands	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$9,689	$2,287	$4,492	$2,910	$—
Other contractual obligations	5,458	3,170	2,288	—	—

Total contractual obligations (1), (2)	$15,147	$5,457	$6,780	$2,910	$—

(1)

In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.

(2)	Our tax contingencies of approximately $534,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement which extended the maturity period through to April 1, 2014. During the first quarter of 2014, we signed an amendment to the credit agreement which extended the maturity period through April 1, 2017. As of December 31, 2013, we had $30 million of availability under the credit agreement.

In November 2006, our board of directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. Our board of directors authorized have increases in the share repurchase program to provide for the repurchase of up to 13 million shares in the aggregate (less shares previously purchased under the share repurchase program) of our Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This share repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the years ended December 31, 2011, 2012 and 2013, approximately 883,000, 387,000 and 31,000 shares of Class B common stock, respectively, were repurchased under the share purchase program.

The quarterly cash dividend was initiated at $0.02 per share of Class A common stock and Class B common stock. For 2011, quarterly dividends were paid on February 15, May 16, August 15 and November 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 6, August 5 and

November 5, respectively. Total dividends paid in 2011 were approximately $2.9 million. For 2012, quarterly dividends were paid on February 15, May 16, August 15, and November 15 to Class A and Class B common stockholders of record as of the close of business of February 4, May 6, August 5 and November 5, respectively and included two additional dividend payments on August 31 and December 31 to holders of record as of the close of business of August 16 and December 18, respectively. In August 2012, the Company’s board of directors approved an increase to the Company’s quarterly cash dividend on the Company’s Class A and Class B common stock, subject to capital availability, from $0.02 per share to $0.035 per share. The increase in the dividend raised the annual dividend rate to $0.14 per share or $5.3 million. The Company paid the incremental $0.015 per share dividends totaling $566,000 on August 31, 2012 to Class A and Class B common stockholders of record as of the close of business on August 16, 2012. In December 2012, the Company’s board of directors declared a quarterly dividend for the first, second, third and fourth quarters of 2013 totaling $0.14 per share on its Class A common stock and Class B common stock, which was paid on December 31, 2012 to the holders of record as of the close of business on December 18, 2012. The dividend paid totaled $5.3 million. Total dividends paid in 2012 were approximately $9.4 million, which includes the 2013 dividends accelerated into 2012.

In January 2014, our board of directors declared a quarterly dividend in the amount of $0.02 per share on its Class A and Class B common stock, which was paid on February 18, 2014 to the holders of record as of the close of business on February 7, 2014. This quarterly dividend totaled approximately $771,000. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.1 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

On December 16, 2013 and January 7, 2014, we filed a Registration Statement on Form S-3 (File No. 333-192891) and Amendment, respectively, to sell, from time to time, up to $50 million of our Class B common stock. We will also sell up to 3.5 million shares of Class B common stock on behalf of selling shareholders in which we will not receive proceeds.

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

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach consumers across online, mobile and offline sources. Our primary source of revenue is performance-based advertising, which includes pay-for-call advertising, pay-per-click advertising, and cost-per-action services. For pay-for-call and pay-per-click advertising, revenue is recognized upon delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listing which occurs when a mobile, online or offline user makes a phone call or clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

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

On September 10, 2013, we launched our Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the consolidated financial statements. Historically, the sale of domain names were not a core operation and were peripheral to the generation of advertising revenue from domain names held for use and as such domain name sales were reported as gains on sales and disposals of intangible assets, net in the consolidated financial statements.

We apply FASB ASC 605 to account for revenue arrangements with multiple deliverables. FASB ASC 605 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative selling price and recognized when revenue recognition criteria for each element are met. The relative selling price for each element is determined using a hierarchy of (1) company specific objective evidence, then (2) third party evidence, then (3) best estimate of selling price.

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

During 2012 and 2013, we issued equity awards of stock options, restricted stock awards, and restricted stock units that have vesting based on a combination of certain service and market conditions. For equity awards with vesting based on a combination of certain service and market conditions, we factor an estimated probability of achieving certain service and market conditions and recognize compensation cost over the requisite service period of the award. We used a binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche.

Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards, the use of the Black-Scholes option pricing model, and the use of the binomial lattice model and a Monte Carlo simulation are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 6(b). Stock Option Plan in the consolidated financial statements for additional information.

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions is not recognized until that deduction reduces taxes payable. For the year ended December 31, 2013, we incurred an excess tax benefit which was not recorded because we are in a cumulative loss carryforward position for income taxes.

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

As of December 31, 2013, we have net deferred tax assets of $26.2 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss carryforwards, and research and development credits. At December 31, 2012 and 2013, we have recorded a valuation allowance of $21.6 million and $23.0 million, respectively, against our federal net deferred tax assets as we believe it is more likely than not that these benefits will not be realized. The change in the valuation allowance in 2013 was approximately $1.4 million due to an increase in our gross deferred tax assets primarily related to the 2012 and 2013 research and development credit and federal and state NOLs recorded during 2013.

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

As of December 31, 2013, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $6.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2013, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of December 31, 2012 and 2013, we had certain federal NOL carryforwards of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOL’s.

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

Accounting Standards Issued Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11). The amendments in this update require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2013 and early adoption is permitted. We do not expect this update to have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions. During the years ended December 31, 2012 and 2013, the effects of changes in interest rates on the fair market value of our investments and our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2012 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Seattle, Washington

March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited Marchex, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marchex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Marchex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2012 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 3, 2014

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$15,930	$30,912
Accounts receivable, net	25,988	30,005
Prepaid expenses and other current assets	2,667	2,943
Refundable taxes	264	97
Deferred tax assets	830	1,016

Total current assets	45,679	64,973
Property and equipment, net	6,005	5,440
Deferred tax assets	27,677	25,138
Intangible and other assets, net	611	484
Goodwill	65,815	65,679
Intangible assets from acquisitions, net	3,360	434

Total assets	$149,147	$162,148

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,378	$15,922
Accrued expenses and other current liabilities	9,609	7,988
Deferred revenue	2,009	1,388

Total current liabilities	23,996	25,298
Other non-current liabilities	2,216	2,095

Total liabilities	26,212	27,393
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 137,500 shares;
Class A: 12,500 shares authorized; 9,832 and 9,570 shares issued and outstanding, respectively, at December 31, 2012; 8,032 and 7,770 shares issued and outstanding, respectively, at December 31, 2013	98	80
Class B: 125,000 shares authorized; 28,380 and 27,978 shares issued and outstanding, respectively, at December 31, 2012, including 2,433 of restricted stock at December 31, 2012; and 30,879 and 30,720 shares issued and outstanding, respectively, at December 31, 2013, including of 1,884 restricted stock at December 31, 2013	284	309
Treasury stock: 402 and 159 shares of Class B stock at December 31, 2012 and 2013, respectively	(13)	(2)
Additional paid-in capital	295,532	305,517
Accumulated deficit	(172,966)	(171,149)

Total stockholders’ equity	122,935	134,755

Total liabilities and stockholders’ equity	$149,147	$162,148

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2011	2012	2013
Revenue	$138,726	$132,794	$152,550
Expenses:
Service costs (1)	75,433	75,920	91,858
Sales and marketing (1)	14,389	13,057	11,182
Product development (1)	22,603	23,200	27,346
General and administrative (1)	22,653	22,838	19,385
Amortization of intangible assets from acquisitions (2)	5,455	4,728	2,926
Acquisition and separation related costs	1,890	753	878

Total operating expenses	142,423	140,496	153,575
Impairment of goodwill	—	(15,837)	—
Gain on sales and disposals of intangible assets, net	9,421	6,296	3,774

Income (loss) from operations	5,724	(17,243)	2,749
Other income (expense):
Interest income	141	14	15
Interest and line of credit expense	(604)	(438)	(76)
Other	5	(25)	24

Total other income (expense)	(458)	(449)	(37)

Income (loss) from continuing operations before provision for income taxes	5,266	(17,692)	2,712
Income tax expense	2,511	16,566	1,755

Net income (loss) from continuing operations	2,755	(34,258)	957
Discontinued operations:
Income (loss) from discontinued operations, net of tax	204	(938)	(70)
Gain on sale of discontinued operations, net of tax	—	—	930

Discontinued operations, net of tax	204	(938)	860
Net income (loss)	2,959	(35,196)	1,817
Dividends paid to participating securities	(259)	(657)	—

Net income (loss) applicable to common stockholders	$2,700	$(35,853)	$1,817

Basic and diluted net income (loss) per Class A share applicable to common stockholders:
Continuing operations	$0.07	$(1.03)	$0.03
Discontinued operations, net of tax	$0.01	$(0.03)	$0.02

Basic and diluted net income (loss) per Class A share applicable to common stockholders	$0.08	$(1.06)	$0.05
Basic and diluted net income (loss) per Class B share applicable to common stockholders:
Continuing operations	$0.07	$(1.02)	$0.03
Discontinued operations, net of tax	$0.01	$(0.03)	$0.02

Basic and diluted net income (loss) per Class B share applicable to common stockholders	$0.08	$(1.05)	$0.05
Dividends paid per share	$0.08	$0.25	$—
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	9,928	9,574	8,816
Class B	23,358	24,412	26,798
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	9,928	9,574	8,816
Class B	35,318	33,986	36,999
(1) Excludes amortization of intangible assets from acquisitions.
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$4,515	$3,484	$1,981
Sales and marketing	897	1,228	945
General and administrative	43	16	—

Total	$5,455	$4,728	$2,926

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Class A		Class B				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	common stock		common stock		Treasury stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2010	10,238	$105	25,480	$255	(223)	$(1,360)	$281,421	$(140,729)	$139,692

Issuance of common stock upon exercise of stock options	—	—	411	4	—	—	1,753	—	1,757
Income tax benefit of option exercises and restricted stock vesting, net	—	—	—	—	—	—	913	—	913
Issuance of common stock under employee stock purchase plan	—	—	4	—	—	—	26	—	26
Issuance of common stock in connection with acquisition	—	—	1,019	10	—	—	7,593	—	7,603
Issuance of restricted stock to employees	—	—	1,103	11	—	—	—	—	11
Issuance of restricted stock to employees as part of acquisitions	—	—	462	5	—	—	—	—	5
Repurchase of Class B common stock	—	—	—	—	(883)	(6,159)	—	—	(6,159)
Conversion of Class A common stock to Class B common stock	(606)	(6)	606	6	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(62)	(1)	—	—	(1)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	15,140	—	15,140
Retirement of treasury stock loss	—	—	(1,011)	(10)	1,011	6,453	(6,443)	—	—
Net Income	—	—	—	—	—	—	—	2,959	2,959
Common stock cash dividends	—	—	—	—	—	—	(2,938)	—	(2,938)

Balances at December 31, 2011	9,632	$99	28,074	$281	(157)	$(1,067)	$297,465	$(137,770)	$159,008

Issuance of common stock upon exercise of stock options	—	—	6	—	—	—	27	—	27
Income tax shortfall of option exercises and restricted stock vesting, net	—	—	—	—	—	—	(4,006)	—	(4,006)
Issuance of common stock under employee stock purchase plan	—	—	10	—	—	—	36	—	36
Issuance of restricted stock to employees	—	—	1,484	15	—	—	—	—	15
Tax withholding related to restricted stock awards	—	—	(7)	—	(384)	(4)	(1,607)	—	(1,611)
Repurchase of Class B common stock	—	—	—	—	(387)	(1,651)	—	—	(1,651)
Conversion of Class A common stock to Class B common stock	(62)	(1)	62	1	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(723)	(7)	—	—	(7)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	15,696	—	15,696
Retirement of treasury stock	—	—	(1,249)	(13)	1,249	2,716	(2,703)	—	—
Net loss	—	—	—	—	—	—	—	(35,196)	(35,196)
Common stock cash dividends	—	—	—	—	—	—	(9,376)	—	(9,376)

Balances at December 31, 2012	9,570	$98	28,380	$284	(402)	$(13)	$295,532	$(172,966)	$122,935

Issuance of common stock upon exercise of stock options	—	—	560	6	—	—	2,925	—	2,931
Issuance of common stock upon vesting of restricted stock units	—	—	71	—	—	—	—	—	—
Income tax shortfall of option exercises, restricted stock vesting and other, net	—	—	—	—	—	—	(384)	—	(384)
Issuance of common stock under employee stock purchase plan	—	—	12	—	—	—	72	—	72
Issuance of restricted stock to employees	—	—	735	7	—	—	—	—	7
Tax withholding related to restricted stock awards	—	—	—	—	(220)	(2)	(1,764)	—	(1,766)
Repurchase of Class B common stock	—	—	—	—	(31)	(119)	—	—	(119)
Conversion of Class A common stock to Class B common stock	(1,800)	(18)	1,800	18	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(185)	(2)	—	—	(2)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	9,264	—	9,264
Retirement of treasury stock	—	—	(679)	(6)	679	134	(128)	—	—
Net income	—	—	—	—	—	—	—	1,817	1,817

Balances at December 31, 2013	7,770	$80	30,879	$309	(159)	$(2)	$305,517	$(171,149)	$134,755

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income (loss)	$2,959	$(35,196)	$1,817
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	9,473	8,457	6,683
Accretion of interest expense	519	362	—
Acquisition and separation related costs	372	(132)	(62)
Leasehold improvement incentive	204	—	—
Impairment of goodwill	—	16,739	—
(Gain) loss on sales of fixed assets, net	(4)	—	7
Gain on sale of discontinued operations	—	—	(1,492)
Gain on sales and disposals of intangible assets, net	(9,421)	(6,296)	(3,774)
Allowance for doubtful accounts and advertiser credits	1,203	1,780	1,722
Stock-based compensation	15,143	15,696	9,264
Deferred income taxes	1,895	16,586	1,968
Excess tax benefit related to stock-based compensation	(1,032)	(308)	—
Change in certain assets and liabilities, net of acquisition:
Accounts receivable, net	(6,965)	2,948	(5,732)
Refundable taxes, net	4,006	(100)	167
Prepaid expenses and other current assets	(1,618)	1,884	(338)
Accounts payable	(1,542)	(550)	3,513
Accrued expenses and other current liabilities	1,195	(1,704)	(39)
Deferred revenue	210	79	(49)
Other non-current liabilities	185	(344)	(59)

Net cash provided by operating activities	16,782	19,901	13,596
Cash flows from investing activities:
Purchases of property and equipment	(3,971)	(2,879)	(3,041)
Cash paid for acquisitions, net of cash acquired	(15,801)	—	—
Proceeds from sales of property and equipment	9	—	9
Proceeds from sales of intangible assets	9,474	6,319	3,775
Purchases of intangibles and changes in other non-current assets	(103)	(120)	(154)
Proceeds from sale of discontinued operations	—	—	1,058

Net cash provided by (used in) investing activities	(10,392)	3,320	1,647
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	1,032	308	—
Tax withholding related to restricted stock awards	—	(226)	(3,150)
Repurchase of Class B common stock for treasury stock	(6,159)	(1,651)	(119)
Common stock dividends payments	(2,938)	(9,376)	—
Proceeds from exercises of stock option	1,754	27	2,931
Proceeds from issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	10	8	5
Deferred acquisition payments	—	(33,860)	—
Proceeds from employee stock purchase plan	26	36	72

Net cash used in financing activities	(6,275)	(44,734)	(261)

Net increase (decrease) in cash and cash equivalents	115	(21,513)	14,982
Cash and cash equivalents at beginning of period	37,328	37,443	15,930

Cash and cash equivalents at end of period	$37,443	$15,930	$30,912
Supplemental disclosure of cash flow information:
Cash received during the period for income taxes, net of payments	(2,994)	117	19
Cash paid during the period for interest accretion on deferred payment	—	881	—
Cash paid (received) during the period for interest, net	(63)	(62)	(80)
Supplemental disclosure of non-cash investing and financing activities:
Fair value of Class B common stock issued in connection with acquisition	7,603	—	—
Deferred payments related to acquisition	34,695	835	—
Property and equipment acquired in accounts payable and accrued expenses	121	239	167
Tax withholding related to restricted stock awards in accrued expenses	—	1,384	—

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile and call advertising technology company. The Company provides products and services for businesses of all sizes that depend on consumer phone calls to drive sales. The Company’s technology platform delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect high-intent consumers with businesses over the phone while its technology facilitates call quality, analyzes calls in real time and measures the outcomes of calls. The Company through its Archeo division enables the buying, selling and development of domain names. The Company also provides performance-based online advertising that connects advertisers with consumers across our owned web sites as well as third party web sites.

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

In July 2013, the Company sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations in the consolidated statements of operations for all periods presented (see Note 15. Discontinued Operations). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

Acquisition

On April 7, 2011, the Company acquired 100% of the stock of Jingle Networks, Inc. (“Jingle”), a provider of mobile voice search performance advertising and technology solutions in North America. See Note 9. Acquisition for further discussion.

Proposed Separation Update

On November 1, 2012, the Company announced that its board of directors had authorized the Company to pursue the separation of its mobile advertising business focused on calls and Archeo, its domain and click-based advertising business. On September 19, 2013, the Company announced following a strategic review that it would no longer pursue the separation and that Archeo will continue to operate as a division of the Company. The Company will continue to evaluate various strategic alternatives for the Archeo assets.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2012 and 2013: cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

The allowance for doubtful account activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2011	457	453	117	793
December 31, 2012	793	594	810	577
December 31, 2013	577	772	728	621

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Additions charged against revenue	Credits processed	Balance at end of period
December 31, 2011	639	690	856	473
December 31, 2012	473	1,186	1,074	585
December 31, 2013	585	994	870	709

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

(h) Revenue Recognition

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

	Years ended December 31,
	2011	2012	2013
Partner and Other Revenue Sources	$118,210	$121,904	$141,617
Proprietary Web site Traffic Sources and Domain Name Revenue	20,516	10,890	10,933

Total Revenue	$138,726	$132,794	$152,550

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

The Company’s proprietary web site traffic revenues are generated from the Company’s portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of the Company’s owned and operated web sites and calls or clicks on a particular listing or completes the specified action, the Company receives a fee. Other proprietary web site traffic revenues include domain name sales, which have been recognized as revenue since the launch of its Domains Marketplace in September 2013.

The Company’s primary sources of revenue are the performance-based advertising services, which include call advertising, pay-per-click services, and cost-per-action services. These primary sources amounted to greater than 77% of revenue for the years ended December 31, 2011, 2012 and 2013. The secondary sources of revenue are the Local Leads platform which enables partner resellers to sell call adverting and/or search marketing

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

products, campaign management services, and starting in September 2013, domain name sales through our Domains Marketplace. These secondary sources amounted to less than 23% of revenue for the years ended December 31, 2011, 2012 and 2013. The Company has no barter transactions.

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

In providing call advertising services and pay-per-click advertising, the Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each phone call or click-through, which occurs when an online user makes a phone call or clicks on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within the Company’s distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, the Company’s portfolio of owned web sites and other targeted Web-based content and offline sources. The Company also generates revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of the Company’s web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action.

The Company generates revenue from reseller partners and publishers utilizing the Company’s Local Leads platform to sell call advertising, search marketing and other lead generation products. The Company is paid account fees and also agency fees for the Company’s products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners or publishers engage the advertisers and are the primary obligor, and the Company, in certain instances, is only financially liable to the publishers in the Company’s capacity as a collection agency for the amount collected from the advertisers. The Company recognizes revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay the Company a fee for fulfilling an advertiser’s campaign in its distribution network and the Company acts as the primary obligor. The Company recognizes revenue for these fees under the gross revenue recognition method.

On September 10, 2013, we launched our Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the consolidated financial statements. Historically, the sale of domain names were not a core operation of the Company and were peripheral to the generation of advertising revenue from domain names held for use, and as such, domain name sales were reported as gains on sales and disposals of intangible assets, net in the consolidated financial statements.

In providing pay-per-click contextual targeting services, advertisers purchase keywords or keyword strings, based on an amount they choose for a targeted placement on vertically-focused web sites or specific pages of a web site that are specific to their products or services and their marketing objectives. The contextual results distributed by our services are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the advertisement and the relevance of the advertisement, which is dictated by historical click-through rates. Advertisers pay the Company when a click-through occurs on their advertisement. In July 2013, the Company sold certain assets related to its pay-per-click contextual advertising services. The results of operations

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

of these certain pay-per-click assets have been presented in the consolidated financial statements as discontinued operations. See Note 14. Discontinued Operations for further discussion.

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

In accordance with FASB ASC 605, the revenue derived from advertisers is reported gross based upon the amounts received from the advertiser. The Company also recognizes revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, the Company purchases listings on behalf of advertisers from mobile sources, search engines and applications, directories, other Web-based content providers and offline sources. The Company is paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, the advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and the Company is paid an agency fee based on the total amount of the purchase made by the advertiser. In other arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

The Company applies FASB ASC 605 to account for revenue arrangements with multiple deliverables. FASB ASC 605 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative selling price and recognized when the revenue recognition criteria, as described above, for each element are met. The relative selling price for each element is determined using a hierarchy of (1) company specific objective evidence, then (2) third party evidence, then (3) best estimate of selling price.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share. Agreements with variable payments based on a percentage of revenue, number of paid phone calls or click-throughs or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and search marketing services, maintaining the Company’s web sites, credit card processing fees, network costs and fees paid to outside service providers that provide the Company’s paid listings and customer services. Customer service and other costs associated with serving the Company’s search results and maintaining the Company’s web sites include depreciation of web sites, network equipment and internally developed software, colocation charges of the Company’s network web site equipment, bandwidth, software license fees, salaries of related personnel, stock-based compensation and amortization of intangible assets. Other service costs include license fees, domain name costs, the amortization of the purchase cost of domain names, the costs incurred for the renewal of the domain name registration and telecommunication costs, including the use of telephone numbers for providing call-based advertising services.

(j) Advertising Expenses

Advertising costs are expensed as incurred and includes mobile and Internet-based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing. The amounts for mobile, online and related outside marketing activities were approximately $3.2 million, $1.8 million and $1.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

(k) Other Intangible Assets and Product Development

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, and amortizes the costs over the expected useful life of the domain names on a straight-line basis. The expected useful lives range from 12 to 84 months. As of December 31, 2012, the net carrying value of Internet domains names related to domain names held for use. On September 10, 2013, the Company launched its Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. The net carrying value of Internet domain names as of December 31, 2013 related to both domain names held for use and available for sale. In order to maintain the rights to each domain name acquired, the Company pays periodic registration fees, which generally cover a minimum period of 12 months. The Company records registration renewal fees of domain name intangible assets as a prepaid expense and recognizes the cost over the renewal period. Product development costs consist primarily of expenses incurred by the Company in the research and development, creation, and enhancement of the Company’s Internet sites and services. Research and development costs are expensed as incurred and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the services. For the periods presented, substantially all of the product development expenses are research and development.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(m) Stock-Based Compensation

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

(o) Concentrations

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

There were no distribution partners representing more than 10% of consolidated revenue for the years ended December 31, 2011 and 2012, and one distribution partner was paid less than 15% of consolidated revenue for the year ended December 31, 2013.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Years ended December 31,
	2011	2012	2013
Advertiser A	32%	28%	25%
Advertiser B	*	*	13%
Advertiser C	*	*	12%

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of consolidated accounts receivable is as follows (in percentages):

	At December 31,
	2012	2013
Advertiser A	36%	41%
Advertiser B	11%	14%
Advertiser C	*	13%

*	Less than 10%.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table calculates net income (loss) to net income (loss) applicable to common stockholders used to compare basic net income (loss) per share for the period ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2011		2012		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$744	$2,011	$(9,900)	$(24,358)	$222	$735
Dividends paid to participating securities	—	(259)	—	(657)	—	—

Net income (loss) from continuing operations applicable to common stockholders	$744	$1,752	$(9,900)	$(25,015)	$222	$735
Discontinued operations, net of tax	55	149	(264)	(674)	199	661

Net income (loss) applicable to common stockholders	$799	$1,901	$(10,164)	$(25,689)	$421	$1,396

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,928	23,358	9,574	24,412	8,816	26,798

Basic net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$0.07	$0.07	$(1.03)	$(1.02)	$0.03	$0.03
Discontinued operations, net of tax	0.01	0.01	(0.03)	(0.03)	0.02	0.02

Basic net income (loss) per share applicable to common stockholders	$0.08	$0.08	$(1.06)	$(1.05)	$0.05	$0.05

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table calculates net income (loss) to diluted net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2011		2012		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$745	$2,010	$(9,900)	$(24,358)	$217	$740
Dividends paid to participating securities	—	(259)	—	(657)	—	—
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	745	—	(9,900)	—	217

Net income (loss) from continuing operations applicable to common stockholders	$745	$2,496	$(9,900)	$(34,915)	$217	$957
Discontinued operations, net of tax	54	150	(264)	(674)	195	665
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B share	—	54	—	(264)	—	195

Diluted discontinued operations, net of tax	$54	$204	$(264)	$(938)	$195	$860

Net income (loss) applicable to common stockholders	$799	$2,700	$(10,164)	$(35,853)	$412	$1,817

Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,928	23,358	9,574	24,412	8,816	26,798
Weighted average stock options and common shares subject to repurchase or cancellation	—	2,032	—	—	—	1,385
Conversion of Class A to Class B common shares outstanding	—	9,928	—	9,574	—	8,816

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,928	35,318	9,574	33,986	8,816	36,999

Diluted net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$0.07	$0.07	$(1.03)	$(1.02)	$0.03	$0.03
Discontinued operations, net of tax	0.01	0.01	(0.03)	(0.03)	0.02	0.02

Diluted net income (loss) per share applicable to common stockholders	$0.08	$0.08	$(1.06)	$(1.05)	$0.05	$0.05

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the years ended December 31, 2011, 2012 and 2013, outstanding options to acquire 4,792, 7,029, and 4,565 shares, respectively, of Class B common stock.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

•

For the years ended December 31, 2011, 2012, and 2013, 134, 2,433 and 174 shares, respectively, of unvested Class B restricted common shares issued to employees and in connection with acquisitions. These shares were for future services that vest over periods ranging from two to six years.

•	For the year ended December 31, 2012 and 2013, 131 and 43 restricted stock units with vesting based on meeting certain service and market conditions, respectively.

•

For the year ended December 31, 2011, 5,987 shares of Class B common stock that may be issued in lieu of cash for the deferred payments related to the acquisition of Jingle using the “if converted” method. See Note 9. Acquisition for further discussion.

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

(s) Deferred Acquisition Payment

The Company’s deferred acquisition payments represent consideration payable related to a business combination. Both deferred acquisition payments were paid in cash in April 2012 and October 2012.

(t) Accounting Standards Issued Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11). The amendments in this update require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2013 and early adoption is permitted. The Company does not expect this update to have a material impact on its consolidated financial statements.

(2) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Years ended December 31,
	2012 (1)	2013 (1)
Computer and other related equipment	$15,842	$17,794
Purchased and internally developed software	7,452	7,672
Furniture and fixtures	1,242	1,319
Leasehold improvements	1,809	1,829

	$26,345	$28,614
Less: accumulated depreciation and amortization	(20,340)	(23,174)

Property and equipment, net	$6,005	$5,440

(1)	Includes the original cost and accumulated depreciation of fully-depreciated fixed assets which were $15.8 million and $17.4 million at December 31, 2012 and 2013, respectively.

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company has not capitalized any internally developed software costs during 2011, 2012 and 2013.

Depreciation and amortization expense incurred by the Company was approximately $2.8 million, $3.2 million and $3.4 million for the years ended December 31, 2011, 2012 and 2013, respectively.

(3) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement, as amended in 2011, matures and all outstanding borrowings are due in April 2014. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the years ended December 31, 2012 and 2013, the Company had no borrowings under the Credit Agreement. During the first quarter of 2014, the Company signed an amendment to the Credit Agreement which extends the maturity period to April 1, 2017.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2014	2,287	3,170	5,457
2015	2,225	1,403	3,628
2016	2,267	885	3,152
2017	2,333	—	2,333
2018 and after	577	—	577

Total minimum payments	$9,689	$5,458	$15,147

Rent expense incurred by the Company was approximately $2.1 million, $2.0 million and $1.9 million for the years ended December 31, 2011, 2012 and 2013, respectively.

(5) Income Taxes

The components of income (loss) from continuing operations before provision for income taxes consist of the following (in thousands):

	Years ended December 31,
	2011	2012	2013
United States	$5,513	$(17,696)	$2,710
Foreign	(247)	4	2

Income (loss) before provision for income taxes	$5,266	$(17,692)	$2,712

The provision (benefit) for income taxes from continuing operations for the Company consists of the following (in thousands):

	Years ended December 31,
	2011	2012	2013
Current provision (benefit)
Federal	$(340)	$(69)	$(11)
State	16	63	34
Foreign	—	2	—
Deferred provision
Federal	1,884	4,139	874
State	—	—	—
Tax expense (benefit) of equity adjustment for stock option exercises and restricted stock vesting	824	(4,227)	(76)
Valuation allowance	—	16,400	651
Other	127	258	283

Total income tax expense	$2,511	$16,566	$1,755

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rates of 34% for 2011, 2012, and 2013, respectively, to income (loss) before provision for income taxes as a result of the following (in thousands):

	Years ended December 31,
	2011	2012	2013
Income tax expense (benefit) at U.S. statutory rate	$1,790	$(6,016)	$922
State taxes, net of valuation allowance	42	40	17
Non-deductible stock compensation	652	589	571
Non-deductible goodwill impairment	—	3,534	—
Effect of rate change on deferred items	—	1,289	—
Valuation allowance	—	16,400	651
Effect of non-U.S. operations, net of valuation allowance	84	—	—
Research tax credits	(722)	(242)	(851)
Other non-deductible expenses	665	972	445

Total income tax expense	$2,511	$16,566	$1,755

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	As of December 31,
	2012	2013
Deferred tax assets:
Accrued liabilities not currently deductible	$1,685	$1,631
Intangible assets-excess of financial statement over tax amortization	15,333	14,208
Goodwill recognized on financial statements in excess of tax amortization	18,976	15,420
Stock-based compensation	4,834	5,158
Federal net operating losses and AMT credit carryforwards	3,519	3,897
State and city net operating loss carryforwards	5,074	5,883
Research & experimental tax credit carryforwards	1,478	2,613
Other	329	582

Gross deferred tax assets	51,228	49,392
Valuation allowance	(21,575)	(23,034)

Net deferred tax assets	29,653	26,358
Deferred tax liabilities:
Excess of tax over financial statement depreciation	1,146	204

Total deferred tax liabilities	1,146	204

Net deferred tax assets	$28,507	$26,154

The Company recognized approximately $1.2 million and $1.5 million in federal NOL carryforwards for 2012 and 2013, respectively, and which will expire in 2032 and 2033, respectively. The Company also has research and development credits of $2.6 million available to reduce income taxes, if any, which will expire in 2029 through 2032, if not utilized. The 2012 Taxpayer Relief Act was signed into law on January 2, 2013 which extends the research tax credit for two years to December 31, 2013 and is retroactive to January 1, 2012. The Company recognized a tax benefit of $398,000 and $453,000 for qualifying amounts incurred in 2012 and 2013, respectively, in 2013 when the law was enacted. The Company also increased its valuation allowance in 2013 by $651,000 primarily as a result of the tax benefit from the federal research and development credit.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has recorded a deferred tax asset for stock-based compensation recorded on unexercised non-qualified stock options and certain restricted shares. The ultimate realization of this asset is dependent upon the fair value of the Company’s stock when the options are exercised and when restricted shares vest, and generation of sufficient taxable income to realize the benefit of the related tax deduction.

At December 31, 2012 and 2013, the Company recorded a valuation allowance of $21.6 million and $23.0 million, respectively, against its federal, state, city and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized. The change in the valuation allowance in 2013 was approximately $1.4 million.

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, the Company recognized a partial valuation allowance of $16.4 million on its federal deferred tax assets. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets. During the fourth quarter of 2012, the Company incurred a $15.8 million goodwill impairment loss, which excludes $902,000 related to discontinued operations, within its Archeo reporting unit due in part to lower projected revenue growth rates and profitability levels within Archeo compared to historical results.

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

At December 31, 2012 and 2013, the Company has certain tax effected state, city, and foreign net operating loss (NOL) carryforwards of approximately $5.1 million and $6.0 million, respectively. The Company does not have a history of taxable income in the relevant jurisdictions and the state, city, and foreign net operating loss carryforwards will more likely than not expire unutilized. Therefore, the Company has recorded a 100% valuation allowance on the state, city, and foreign net operating loss carryforwards as of December 31, 2012 and 2013.

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

In addition, at December 31, 2012 and 2013, the Company had certain federal net operating loss carryforwards of approximately $1.7 million which begin to expire in 2019. The Tax Reform Act of 1986 limits

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred related to these specific NOL carryforwards, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

During the years ended December 31, 2011, 2012 and 2013, the Company recognized excess tax benefits (shortfall) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock of approximately $913,000, ($4.0) million, and ($76,000), respectively, which were recorded to additional paid in capital.

The tax benefit realized for the tax deductions from option exercises and restricted stock vesting totaled $2.5 million, for the year ended December 31, 2011 and $0 for both the years ended December 31, 2012, and 2013.

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

The following table summarizes the activity related to the Company’s tax contingencies from January 1, 2011 to December 31, 2013 (in thousands):

Gross tax contingencies—January 1, 2011	$546
Gross increases to tax positions associated with prior periods	$66
Gross increases to current period tax positions	$156
Gross decreases to tax positions associated with prior periods	$(362)
Settlements	$(101)
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2011	$305
Gross increases to tax positions associated with prior periods	$28
Gross increases to current period tax positions	$—
Gross decreases to tax positions associated with prior periods	$(83)
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2012	$250
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$284
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2013	$534

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2009 are within the statute of limitations and are under examination or may be subject to examination.

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

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. The Company’s board of directors has authorized increases to the share repurchase up to 13 million in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the years ended December 31, 2011, 2012 and 2013, the Company repurchased approximately 883,000, 387,000, and 31,000 shares, respectively, of Class B common stock for $6.2 million, $1.7 million, and $119,000, respectively, under this repurchase program.

During the years ended December 31, 2012 and 2013, the Company’s board of directors authorized the retirement of 1.2 million and 679,000 shares, respectively, of the Company’s Class B common stock, all of which had been repurchased by the Company and had been classified as treasury stock on the consolidated balance sheet before retirement.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During 2011 and 2012, the Company’s board of directors declared the following quarterly dividends on the Company’s Class A common stock and Class B common stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2011	$0.02	February 4, 2011	$712	February 15, 2011
April 2011	$0.02	May 6, 2011	$743	May 16, 2011
July 2011	$0.02	August 5, 2011	$738	August 15, 2011
October 2011	$0.02	November 5, 2011	$745	November 15, 2011
January 2012	$0.02	February 3, 2012	$751	February 15, 2012
April 2012	$0.02	May 4, 2012	$743	May 15, 2012
July 2012	$0.02	August 3, 2012	$755	August 15, 2012
August 2012	$0.015	August 16, 2012	$566	August 31, 2012
October 2012	$0.035	November 2, 2012	$1,300	November 15, 2012
December 2012	$0.14	December 18, 2012	$5,300	December 31, 2012

In August 2012, the Company’s board of directors approved an increase to the Company’s quarterly cash dividend on the Company’s Class A and Class B common stock from $0.02 per share to $0.035 per share. The Company paid the incremental $0.015 per share dividends on August 31, 2012 to Class A and Class B common stockholders of record as of the close of business on August 16, 2012. The Company paid approximately $566,000 for these incremental dividends.

In December 2012, the Company’s board of directors declared a quarterly dividend for the first, second, third and fourth quarters of 2013 totaling $0.14 per share on its Class A common stock and Class B common stock, which was paid on December 31, 2012 to the holders of record as of the close of business on December 18, 2012. The dividend paid totaled $5.3 million.

In January 2014, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on its Class A and Class B common stock, which was paid on February 18, 2014 to the holders of record as of the close of business on February 7, 2014. This quarterly dividend totaled approximately $771,000.

(b) Stock Option Plan

The Company’s stock incentive plan (the “2003 Plan”) allows for grants of both stock option and restricted stock awards to employees, officers, non-employee directors, and consultants and such options may be designated as incentive or non-qualified stock options at the discretion of the Plan’s Administrative Committee. In May 2010, the Company’s Board of Directors approved an amendment to the Company’s 2003 Amended and Restated Stock Incentive Plan (the “Plan”) which provides for the grant of restricted stock units to eligible participants under the Plan. The Plan authorizes grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock and provides for the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 8,000,000 shares. Annual increases are to be added on the first day of each fiscal year beginning on January 1, 2004 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company). As a result of this provision, the authorized number of shares available under this Plan was increased by 1,774,752 to 17,676,347 on January 1, 2011 and by 1,877,411 to 19,553,758 on January 1, 2012.

In April 2012, the Company’s Board of Directors approved the establishment of the Marchex 2012 Stock Incentive Plan (the “2012 Plan”). After December 31, 2012, no further awards will be made under the 2003 Plan.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The 2012 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2013 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, if lesser of 2,000,000 shares of Class B common stock or such number as determined by the Company’s Board of Directors. As a result of this provision, the authorized number of shares available under the 2012 Plan was increased by 1,877,388 to 5,377,388 in January 1, 2013 and by 1,924,511 to 7,301,899 on January 1, 2014. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4 year period.

The Company did not grant any options with exercise prices less than the then current market value during 2011, 2012 and 2013.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method.

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Twelve months ended December 31,
	2011	2012	2013
Service costs	$1,289	$1,869	$1,180
Sales and marketing	1,471	2,029	645
Product development	1,408	1,038	1,635
General and administrative	10,900	10,702	5,777

Total stock-based compensation	$15,068	$15,638	$9,237

Income tax benefit related to stock-based compensation included in net income (loss) from continuing operations	$5,023	$4,728	$2,575

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows and is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions is not recognized until that deduction reduces taxes payable. For the year ended December 31, 2013, we incurred an excess tax benefit of $3.0 million which was not recorded because the Company is in a cumulative loss carryforward position for income taxes.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2011, 2012 and 2013, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Years ended December 31,
	2011	2012	2013
Expected life (in years)	4.0 – 6.25	4.0 – 6.25	4.0 – 6.25
Risk-free interest rate	0.60% to 1.77%	0.47% to 0.78%	0.57% to 2.10%
Expected volatility	68% to 71%	65% to 70%	54% to 64%
Weighted average expected volatility	70%	67%	57%
Expected dividend yield	0.91%	1.33% to 3.11%	0.87% to 2.33%

During 2011, 2012, and 2013, the Company issued equity awards which include stock options, restricted stock awards, and restricted stock units that have vesting based on a combination of certain service and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche. The risk-free interest rate is based on the 10 year bond rate as of the valuation date based on the contractual life of the option.

The following weighted average assumptions were used in determining the fair value for option grants with vesting based on a combination of certain service and market conditions for the periods presented:

	Years ended December 31,
	2011	2012	2013
Expected life (in years)	1.97 – 4.54	1.50 – 5.74	1.18 – 2.28
Risk-free interest rate	1.94%	1.81%	2.89%
Expected volatility	57%	60%	61%
Weighted average expected volatility	57%	60%	61%
Expected dividend yield	1.26%	3.17%	0.89%

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock option, restricted stock award and restricted stock unit activity during the period indicated is as follows:

	Options and Restricted Stock available for grant	Number of options outstanding	Weighted average exercise price of options	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2010	1,924,766	6,410,589	$8.48	7.20
Increase to option pool January 1, 2011	1,774,752
Options granted (1)	(1,735,950)	1,735,950	7.28
Restricted stock granted	(1,603,899)	—
Restricted stock forfeited	62,125	—
Options exercised	—	(410,662)	4.28
Options expired	277,775	(277,775)	14.47
Options forfeited	254,318	(254,318)	6.70

Balance at December 31, 2011	953,887	7,203,784	$8.24	6.81
Increase to option pool January 1, 2012	1,877,411
Options granted (1)	(915,500)	915,500	4.13
Restricted stock granted	(1,343,250)	—
Restricted stock forfeited	723,232	—
Options exercised	—	(6,556)	4.13
Options expired	407,505	(407,505)	11.04
Options forfeited	675,863	(675,863)	7.04

Balance at December 31, 2012	2,379,148	7,029,360	$7.67	6.28	$506
Increase to option pool January 1, 2013	1,877,388	—
Options granted (1)	(2,305,422)	2,305,422	5.91
Restricted stock granted	(1,528,224)	—
Restricted stock forfeited	212,711	—
Options exercised	—	(560,496)	5.23
Options expired	718,889	(718,889)	6.93
Options forfeited	347,684	(347,684)	5.67

Balance at December 31, 2013	1,702,174	7,707,713	$7.48	6.99	$17,148

Options exercisable at December 31, 2013 (2)		4,343,185	$8.72	5.41	$7,575

(1)	Includes 313,400, 202,000, and 173,750 stock options issued in 2011, 2012 and 2013, respectively, which have vesting based on a combination of certain service and market conditions.
(2)	Includes 828,125 stock options which have vested based on meeting a combination of certain service and market conditions.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2013:

Options Outstanding				Options Exercisable
Range of exercise prices per share	Number Outstanding	Average remaining contractual life (in years)	Weighted Average Exercise price per share	Number exercisable	Weighted average exercise price per share
$ 3.18 – $ 4.06	530,425	8.51	$3.82	118,729	$3.63
$ 4.10 – $ 4.20	889,426	9.20	4.20	16,911	4.17
$ 4.22 – $ 4.63	1,010,625	7.08	4.53	686,035	4.59
$ 4.64 – $ 5.47	872,554	6.49	4.99	781,003	4.99
$ 5.48 – $ 6.00	192,500	8.43	5.80	48,000	5.61
$ 6.01 – $ 6.35	833,200	8.03	6.33	431,547	6.35
$ 6.38 – $ 8.77	1,276,210	7.73	8.10	693,706	8.58
$ 8.80 – $10.19	847,087	8.04	9.27	311,568	9.73
$10.33 – $12.93	771,286	3.04	11.85	771,286	11.85
$13.29 – $24.54	484,400	1.95	19.02	484,400	19.02

	7,707,713	6.98	$7.48	4,343,185	$8.72

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2011	2012	2013
Weighted average fair value of options granted	$3.54	$1.78	$2.56
Intrinsic value of options exercised (in thousands)	$1,885	$7	$1,463
Total grant date fair value of restricted stock vested (in thousands)	$4,056	$22,015	$5,751

At December 31, 2013, there was $8.5 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.0 years.

During the years ended December 31, 2011, 2012 and 2013 gross proceeds recognized from the exercise of stock options was approximately $1.8 million, $27,000 and $2.9 million, respectively. The net excess tax benefit (shortfall) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock during the years ended December 31, 2011, 2012 and 2013, of approximately $913,000, ($4.0) million and ($76,000), respectively, were recorded to additional paid in capital.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted stock awards and restricted stock unit activity for the years ended December 31, 2011, 2012 and 2013 is summarized as follows:

	Shares/ Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	3,468,750	$8.13
Granted (1)	1,603,899	7.20
Vested	(721,500)	5.63
Forfeited	(62,125)	6.42

Unvested at December 31, 2011	4,289,024	8.23
Granted (2)	1,343,250	3.79
Vested	(2,323,431)	9.47
Forfeited	(745,332)	7.08

Unvested at December 31, 2012	2,563,511	5.12
Granted (2)	1,528,224	5.43
Vested	(1,169,581)	4.92
Forfeited	(212,711)	4.77

Unvested at December 31, 2013	2,709,443	5.41

(1)	Includes 104,100 restricted stock units issued in 2011 which entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service and market conditions.
(2)	Includes 202,000 and 173,750 restricted stock awards issued in 2012 and 2013, which vest upon satisfaction of certain service and market conditions.

The Company issues restricted stock awards and restricted stock units to employees for future services and in connection with acquisitions. Restricted stock awards and restricted stock unit grants are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted shares issued are accounted for under FASB ASC 718 using the straight-line method net of estimated forfeitures.

As of December 31, 2013, there was $12.6 million of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.9 years.

In the second quarter of 2012, vesting of approximately 195,000 restricted shares were fully accelerated in connection with a separation agreement. In the fourth quarter of 2012, 1,050,000 restricted shares that would otherwise have vested on January 1, 2013 were vested on December 31, 2012.

During 2012 and 2013, the Company repurchased 391,000 and 220,000 shares, respectively, from certain executives for minimum withholding taxes on 1,255,000 and 1,031,000 restricted stock award vests, respectively. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $1.6 million and $1.8 million for 2012 and 2013, respectively. The Company then remitted cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid in capital.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(c) Employee Stock Purchase Plan

On February 15, 2004, the Company’s board of directors and stockholders approved the 2004 Employee Stock Purchase Plan (“2004 ESPP”), which became effective on March 30, 2004. The Company authorized an aggregate of 300,000 shares of Class B common stock for issuance under the plan to participating employees.

In December 2005, the compensation committee of the Company’s board of directors amended the 2004 ESPP to provide that effective January 1, 2006 eligible participants may purchase the Company’s Class B common stock under the purchase plan at a price equal to 95% of the fair value on the last day of an offering period. During the year ended December 31, 2011, 3,637 shares were purchased at prices ranging from $5.94 to $8.44 per share. During the year ended December 31, 2012, 9,817 shares were purchased at prices ranging from $3.43 to $4.24 per share. During the year ended December 31, 2013, 11,511 shares were purchased at prices ranging from $4.00 to $8.22 per share. The 2004 ESPP, as amended, expired on December 31, 2013.

On March 8, 2013, the Company’s board of directors adopted and in May 2013 the stockholders approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on January 1, 2014. The Company authorized an aggregate of 225,000 shares of Class B common stock for issuance under the plan to participating employees. The 2014 ESPP provided eligible employees the opportunity to purchase the Company’s Class B common stock at a price equal to 95% of the closing price on the last business day of each purchase periods. The 2014 ESPP permits eligible employees to purchase amounts up to 15% of their compensation in purchase period, and no employee is permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period.

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

(8) 401(k) Savings Plan

The Company has a Retirement/Savings Plan (401(k) Plan) under Section 401(k) of the Internal Revenue Code which covers those employees that meet eligibility requirements. Eligible employees may contribute up to the Internal Revenue Code prescribed maximum amounts. During 2011, the Company elected to match a portion of the employee contributions up to a defined maximum. No cash matching contributions were made in 2011. In 2012 and 2013, cash contributions were made in the amount of $67,000 and $186,000, respectively.

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

•

Future consideration of (i) $17.6 million, net of certain working capital adjustments, on the first annual anniversary of the closing, and (ii) $18.0 million on the 18th month anniversary of closing, with the future consideration payable in either cash or shares of the Company’s Class B common stock or some combination to be determined by the Company. In April 2012 and October 2012, the Company paid approximately $16.9 million and $17.9 million in cash, net of certain working capital and other adjustments, respectively.

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

A summary of the consideration for the acquisition is as follows (in thousands):

Cash	$16,563
Stock issued	7,603
Future consideration paid	34,695

Total	$58,861

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following summarizes the allocation of the fair value of the assets acquired and the liabilities assumed at December 31, 2011 (in thousands):

Cash acquired	$761
Accounts receivable	4,740
Deferred tax assets	2,538
Other current assets	62
Property and equipment	206
Other non-current assets	148
Intangible assets	11,966
Goodwill	47,290

Total assets acquired	67,711
Current liabilities	(5,512)
Deferred tax liabilities	(3,246)
Other non-current liabilities	(92)

Total liabilities assumed	(8,850)

Net assets acquired	$58,861

The acquired intangible assets of approximately $12.0 million consist primarily of customer and partner relationships, technology, trademarks and patents which will be amortized over 12 to 36 months (weighted average of 2.4 years) using the straight line method. The goodwill and acquired intangible assets will not be deductible for federal tax purposes.

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Jingle and is based on the historical results of operations of the Company and Jingle. The pro forma information reflects the results of operations of the Company as if the acquisition of Jingle had taken place on January 1, 2010. The unaudited pro forma financial information for the year ended December 31, 2011 combine the historical results of operations for the Company for the year ended December 31, 2011 and Jingle’s historical results of operations during the pre-acquisition period from January 1, 2011 to April 7, 2011. The results of operations for Jingle for the year ended December 31, 2012 and 2013 are incorporated in the results of operations for the Company for the year ended December 31, 2012. The pro forma information includes adjustments for amortization of intangible assets, intercompany activity and accretion of interest expense related to the future consideration. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

(in thousands)
2011
Revenue	$144,517
Net income (loss) from continuing operations	1,626
Net income (loss) applicable to common stockholders	1,570

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2012
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net
Advertiser relationship	$3,070	$(2,125)	$945
Distribution partner relationship	4,830	(2,787)	2,043
Acquired technology	2,760	(2,388)	372

	$10,660	$(7,300)	$3,360

	As of December 31, 2013
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net
Distribution partner relationship	4,830	(4,396)	434

	$4,830	$(4,396)	$434

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $82.1 million and $87.7 million at December 31, 2012 and 2013, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Advertiser relationships, distribution partner relationships and acquired technology have weighted average useful life from date of purchase of 2.5 years, 3.0 years, and 2.0 years, respectively. Aggregate amortization expense incurred by the Company for the years ended December 31, 2011, 2012 and 2013, was approximately $5.5 million, $4.7 million and $2.9 million, respectively. Based upon the current amount of acquired intangible assets subject to amortization, the estimated amortization expense for the next four years is as follows: $434,000 in 2014 and $0 thereafter.

(11) Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2013 are as follows (in thousands):

	Call Driven	Archeo	Total
Balance as of December 31, 2011	—	—	82,644
Jingle acquisition	—	—	(53)
Other	—	—	(37)
Goodwill allocation between segments	63,305	19,249	—
Impairment	—	(16,739)	(16,739)

Balance as of December 31, 2012	63,305	2,510	65,815
Sales of certain pay-per-click advertising assets	—	(136)	(136)

Balance as of December 31, 2013	$63,305	$2,374	$65,679

In 2012, the decrease in goodwill was primarily related to the impairment loss recognized during the fourth quarter within the Archeo segment as discussed further below. During the fourth quarter of 2012, the Company announced its intention to pursue a spin-off of Archeo and the corresponding organizational changes resulted in a change to the Company’s reportable operating segments and reporting units for purposes of assessing potential

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

impairment of goodwill. The Company’s reporting units are consistent with its reportable operating segments identified in Note 13 Segment Reporting and Geographic Information. Prior to the fourth quarter of 2012, the Company operated in a single operating segment consisting of a single reporting unit. In connection with the change in reportable operating segments and reporting units, the Company allocated approximately $19.2 million and $63.3 million of goodwill to its Archeo and Call-driven segments, respectively.

In 2013, the decrease in goodwill of $136,000 related to the sale of certain assets related to the Company’s pay-per-click advertising services in July 2013. See Note 14. Discontinued Operations for further discussion.

Goodwill at December 31, 2011 is net of the 2008 impairment charge of $169.3 million. Goodwill at December 31, 2012 is net of the accumulated impairment charges from 2008 and 2012 of $186.0 million.

The Company reviews goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. The Company performed this qualitative assessment in the fourth quarter of 2013 and determined that the fair value of each reporting unit is more likely than not greater than the carrying amount.

In 2012, the Company initiated its annual goodwill impairment analysis in the fourth quarter and concluded that the fair value was below the carrying value for the Archeo reporting unit and recognized an impairment loss of $16.7 million including $902,000 related to discontinued operations. The estimated fair value of the Archeo reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors. The goodwill impairment recorded within the Archeo reporting unit resulted from the newly associated amounts of goodwill allocated upon the commencement of the reporting unit designation in the fourth quarter, and the operating results including lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results of the Archeo reporting unit.

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

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(12) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	As of December 31,
	2012	2013
Internet domain names	$14,910	$14,514
Less accumulated amortization	(14,590)	(14,376)

Internet domain names, net	320	138
Other assets:
Registration fees, net	9	12
Other	282	334

Total intangibles and other assets, net	$611	$484

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

As of December 31, 2012, the net carrying value of Internet domains names related to domain names held for use. On September 10, 2013, the Company launched its Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the consolidated financial statements. The net carrying value of Internet domain names as of December 31, 2013 related to both domain names held for use and available for sale.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the year ended December 31, 2013 to renew or extend the term for domain names was $2.7 million. The weighted average renewal period for registration fees as of December 31, 2013 was approximately 1.0 year.

Amortization expense for Internet domain names for the years ended December 31, 2011, 2012 and 2013, was approximately $1.2 million, $520,000 and $336,000 respectively.

Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $138,000 in 2014 and $0 thereafter.

(13) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. During the fourth quarter of 2012, the Company changed its internal reporting available to its chief operating decision maker (“CODM”) for evaluating segment performance and allocating resources due to its intention to spin off Archeo and revised segment disclosures accordingly. The reporting disaggregates the Company’s operations into the Call-driven and Archeo segments, and represented a change in the Company’s reportable operating segments. Prior to the fourth quarter of 2012, the Company operated in a single operating segment.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In July 2013, the Company sold certain assets related to Archeo’s pay-per-click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations, net of tax in the consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note. 14. Discontinued Operations for further discussion. In September 2013, the Company announced it will no longer pursue the spinoff of Archeo and will operate Archeo as a distinct division and changed its segment reporting to reflect the reallocation of its general corporate overhead expenses to the Call-driven segment. The Company revised its segment reporting to reflect changes in how the CODM internally measures segment performance. The tables below reflect these reclassifications to conform to the current presentation.

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

A measure of segment assets is not currently provided to the Company’s CODM and has therefore not been disclosed. The change in the Company’s operating segments during the fourth quarter of 2012 also resulted in a change in the Company’s reporting units for purposes of assessment potential impairment of goodwill. Goodwill was reallocated to the Company’s two reporting units based on their respective fair values and the Company recognized an impairment of goodwill of $15.8 million related to its Archeo segment. The carrying amount of goodwill by operating segment at December 31, 2013 was approximately $63.3 million and $2.4 million for Call-driven and Archeo, respectively.

Selected segment information (in thousands):

	Year ended December 31, 2013
	Call-driven	Archeo	Total
Revenue	$135,126	$17,424	$152,550
Operating expenses	128,829	11,705	140,534
Gain on sales of intangible assets	—	3,774	3,774

Segment profit	$6,297	$9,493	$15,790
Less reconciling items:
Stock based compensation			9,237
Amortization of intangible assets from acquisitions			2,926
Acquisition and separation related costs			878
Interest expense and other, net			37

Income from continuing operations before provision for income taxes			$2,712

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31, 2012
	Call-driven	Archeo	Total
Revenue	$111,886	$20,908	$132,794
Operating expenses	106,795	12,582	119,377
Gain on sales of intangible assets	—	6,296	6,296

Segment profit	$5,091	$14,622	$19,713
Less reconciling items:
Stock based compensation			15,638
Impairment of goodwill			15,837
Amortization of intangible assets from acquisitions			4,728
Acquisition and separation related costs			753
Interest expense and other, net			449

Loss from continuing operations before provision for income taxes			$(17,692)

	Year ended December 31, 2011
	Call-driven	Archeo	Total
Revenue	$101,830	$36,896	$138,726
Operating expenses	97,270	22,740	120,010
Gain on sales of intangible assets	—	9,421	9,421

Segment profit	$4,560	$23,577	$28,137
Less reconciling items:
Stock based compensation			15,068
Amortization of intangible assets from acquisitions			5,455
Acquisition and separation related costs			1,890
Interest expense and other, net			458

Income from continuing operations before provision for income taxes			$5,266

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Years ended December 31,
	2011	2012	2013
United States	94%	94%	95%
Canada	6%	6%	5%
Other countries	*	*	*

	100%	100%	100%

*	Less than 1% of revenue

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14) Discontinued Operations

On July 19, 2013, we completed the sale of certain pay-per-click advertising services to an unrelated third party. Accordingly, we have presented the results of operations of these certain pay-per-click assets in the consolidated financial statements as discontinued operations, net of tax, for the current and all historical periods. The operating results for the discontinued operations were as follows (in thousands):

	Years ended December 31,
	2011	2012	2013
Revenue	$8,000	$5,512	$3,185
Income (loss) before provision for income taxes	306	(947)	(111)
Income tax expense (benefit)	102	(9)	(41)

Income (loss) from discontinued operations, net of tax	$204	$(938)	$(70)

Gain on sale of discontinued operations	—	—	1,492
Income tax expense (benefit)	—	—	562

Gain on sale of discontinued operations, net of tax	$—	$—	$930

Discontinued operations, net of tax	$204	$(938)	860

The net cash proceeds from the sale were approximately $1.1 million. The net carrying value of liabilities assumed net of goodwill associated with the component sold was approximately $435,000 as of July 19, 2013, resulting in a net gain of $1.5 million from the sale. The sale includes contingent earn-out consideration payments that depend upon the achievement of certain thresholds and will be recognized as income when received.

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

(b) Report of the registered public accounting firm

The report of KPMG LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2014 annual meeting of stockholders (the “2014 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2013.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2012 and 2013;

•	Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2012 and 2013;

•	Consolidated Statements of Cash Flow for the years ended December 31, 2011, 2012 and 2013; and

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 3, 2014.

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

Signature	Date

/S/ RUSSELL C. HOROWITZ Russell C. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/S/ MICHAEL A. ARENDS Michael A. Arends Chief Financial Officer (Principal Financial Officer)	March 3, 2014

/S/ DENNIS CLINE Dennis Cline Director	March 3, 2014

/S/ ANNE DEVEREUX – MILLS Anne Devereux – Mills Director	March 3, 2014

Signature	Date

/S/ NICOLAS J. HANAUER Nicolas J. Hanauer Vice Chairman and Director	March 3, 2014

/S/ M. WAYNE WISEHART M. Wayne Wisehart Director	March 3, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among the Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated as of July 21, 2004, by and among the Registrant, Project TPS, Inc., goClick.com, Inc. and the Sole Stockholder of goClick.com, Inc. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 10, 2010 and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and among the Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004 and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated as of April 26, 2005, by and among the Registrant, Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

2.6	Agreement and Plan of Merger, dated as of July 27, 2005, by and among the Registrant, Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

2.7	Asset Purchase Agreement, dated as of May 1, 2006, by and among the Registrant, MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

2.8	Asset Purchase Agreement, dated as of May 26, 2006, by and among the Registrant, MDNH, Inc., OpenList, Inc., Brian Harriman, the stockholders of OpenList, Inc., and with respect to the Articles VI and XI only, Brad Gerstner as stockholder representative (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

2.9	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Registrant, VoiceStar, Inc., and the Shareholders of VoiceStar, Inc. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013 and incorporated herein by reference).

Exhibit Number	Description of Document

+2.10	Agreement and Plan of Merger, dated as of April 7, 2011, by and among the Registrant, Marchex Acquisition Corporation, Jingle Networks, Inc. and with respect to Articles II, V and VIII only, Chip Hazard as the Stockholder Representative (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-174016) filed with the SEC on June 29, 2011 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

3.3	By-laws of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

3.4	Amended and Restated By-Laws of the Registrant . (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013 and incorporated herein by reference).

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (Filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004 and incorporated herein by reference).

*10.1	Amended and Restated 2003 Stock Incentive Plan (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

*10.2	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.3	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

*10.4	2004 Employee Stock Purchase Plan (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.5	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

+10.6	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

*10.7	2004 Employee Stock Purchase Plan, as amended on December 8, 2005 (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

Exhibit Number	Description of Document

*10.8	Marchex, Inc. Annual Incentive Plan. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

*10.9	Form of Restricted Stock Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013 and incorporated herein by reference).

*10.10	Form of Retention Agreement. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

+10.11	Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013 and incorporated herein by reference).

†††+10.12	Credit Agreement dated as of April 1, 2008, by and between the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent.

*10.13	Form of Retention Agreement Amendment (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.14	Revised Form of Retention Agreement (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.15	Form of Restricted Stock Agreement Amendment (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.16	First Amendment to Executive Employment Agreement effective as of May 8, 2009, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.17	Revised Form of Executive Restricted Stock Agreement (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.18	Form of Director Restricted Stock Agreement (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

10.19	Amended and Restated Lease effective as of June 5, 2009, between 520 Pike Street, Inc. and the Registrant (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference).

*10.20	Form of Executive Officer Stock Option Agreement (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009 and incorporated herein by reference).

+10.21	Amendment No. 1 to Master Services and License Agreement effective as of April 30, 2010, by the between MDNH, Inc. and YellowPages.com LLC d/b/a AT&T Interactive and related Project Addendum No. 1, effective as of January 1, 2009, as amended (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

Exhibit Number	Description of Document

*10.22	Form of Notice of Grant of Executive Officer Stock Option (Performance-Based) (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.23	Form of Notice of Grant of Executive Officer Stock Option (Time-Based) (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.24	Form of Notice of Grant of Executive Officer Restricted Stock Units (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.25	Form of Executive Officer Restricted Stock Agreement (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.26	Form of Executive Officer Restricted Stock Units Agreement (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

+10.27	Amendments No. 1, 2 and 3 to YAHOO! Publisher Network Service Order, effective as of September 25, 2007, August 1, 2008 and June 1, 2010 respectively, by and between Yahoo! Inc., as successor in interest to Overture Services, Inc., and Yahoo! Sarl, as successor in interest to Overture Search Services (Ireland) Limited, MDNH, Inc. and MDNH International Ltd. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.28	Amendment to the Marchex, Inc. 2003 Amended and Restated Stock Incentive Plan (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.29	Marchex, Inc. Amended and Restated Annual Incentive Plan (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

10.30	First Amendment to the Credit Agreement made and entered into as of March 1, 2011, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

*10.31	Marchex, Inc. 2012 Stock Incentive Plan (Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on April 9, 2012 and incorporated herein by reference).

*10.32	Marchex, Inc. 2004 Employee Stock Purchase Plan, as amended on December 20, 2012 (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013 and incorporated herein by reference).

*10.33	Marchex, Inc. 2014 Employee Stock Purchase Plan, as amended on December 20, 2012 (Filed the as Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on April 3, 2013 and incorporated herein by reference).

*10.34	Form of Incentive Stock Option Notice and Agreement (2012 Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013 and incorporated herein by reference).

Exhibit Number	Description of Document

*10.35	Form of Nonstatutory Stock Option Notice and Agreement (2012 Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013 and incorporated herein by reference).

*10.36	Form of Restricted Stock Agreement (2012 Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013 and incorporated herein by reference).

*10.37	Form of Restricted Stock Units Notice and Agreement (2012 Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013 and incorporated herein by reference).

(+)10.38	Amendment No. 1 to Master Services and License Agreement, effective as of July 1, 2013, by and between Marchex Sales LLC, a Delaware limited liability company, and YellowPages.com LLC, a Delaware limited liability company (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013 and incorporated herein by reference).

*10.39	Form of Indemnity Agreement (Section 16 Executive Officers and Directors) (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2013 and incorporated herein by reference).

†10.40	Second Amendment to the Credit Agreement made and entered into as of February 24, 2014, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent.

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(+)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.
†††	Refiled herewith pursuant to Regulation S-K Item 10.