Form 10-Q
period 2014-03-31
MARCHEX INC
filed 2014-05-12
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 7, 2014
Class A common stock, par value $.01 per share	5,232,636
Class B common stock, par value $.01 per share	37,089,304

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2013	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$30,912	$38,526
Accounts receivable, net	30,005	35,045
Prepaid expenses and other current assets	2,943	2,810
Refundable taxes	97	86
Deferred tax assets	1,016	1,292

Total current assets	64,973	77,759
Property and equipment, net	5,440	5,441
Deferred tax assets	25,138	23,750
Intangible and other assets, net	484	1,440
Goodwill	65,679	65,679
Intangible assets from acquisitions, net	434	31

Total assets	$162,148	$174,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,922	$22,094
Accrued expenses and other current liabilities	7,988	9,974
Deferred revenue	1,388	1,631

Total current liabilities	25,298	33,699
Other non-current liabilities	2,095	1,455

Total liabilities	27,393	35,154
Stockholders’ equity:
Class A common stock	80	58
Class B common stock	309	332
Treasury stock	(2)	—
Additional paid-in capital	305,517	308,850
Accumulated deficit	(171,149)	(170,294)

Total stockholders’ equity	134,755	138,946

Total liabilities and stockholders’ equity	$162,148	$174,100

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2014
Revenue	$34,732	$50,496

Expenses:
Service costs (1)	20,148	32,354
Sales and marketing (1)	2,644	3,382
Product development	6,808	7,560
General and administrative	4,797	5,361
Amortization of intangible assets from acquisitions (2)	1,055	403
Separation related costs	345	—

Total operating expenses	35,797	49,060
Gain on sales and disposals of intangible assets, net	1,362	—

Income from operations	297	1,436
Other income (expense):
Interest income	3	—
Interest and line of credit expense	(19)	(19)
Other	(1)	17

Total other income (expense)	(17)	(2)

Income from continuing operations before provision for income taxes	280	1,434
Income tax expense	164	588

Net income from continuing operations	116	846
Discontinued operations, net of tax	(31)	9

Net income	85	855
Dividends paid to participating securities	—	(36)

Net income applicable to common stockholders	$85	$819

Basic and diluted net income per share applicable to Class A and Class B common stockholders:
Continuing operations	$0.00	$0.02
Discontinued operations, net of tax	$(0.00)	$0.00

Basic and diluted net income applicable to Class A and Class B common stockholders	$0.00	$0.02
Dividends paid per share	$—	$0.02
Shares used to calculate basic net income per share applicable to common stockholders
Class A	9,570	7,741
Class B	25,585	29,035
Shares used to calculate diluted net income per share applicable to common stockholders
Class A	9,570	7,741
Class B	35,550	39,761
(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$748	$403
Sales and marketing	307	—

Total	$1,055	$403

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net income	$85	$855
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,968	1,356
Gain on sales and disposals of intangible assets, net	(1,362)	—
Allowance for doubtful accounts and advertiser credits	373	701
Stock-based compensation	1,919	2,883
Deferred income taxes	(43)	576
Excess tax benefit related to stock-based compensation	(7)	—
Change in certain assets and liabilities:
Accounts receivable, net	(2,936)	(5,741)
Refundable taxes	(46)	12
Prepaid expenses, other current assets and other assets	(223)	187
Accounts payable	1,966	5,976
Accrued expenses and other current liabilities	381	1,135
Deferred revenue	(27)	243
Other non-current liabilities	93	(105)

Net cash provided by operating activities	2,141	8,078
Cash flows from investing activities:
Purchases of property and equipment	(810)	(672)
Proceeds from sales of intangible assets	1,362	—
Purchases of intangible assets and changes in other non-current assets	(40)	(135)

Net cash provided by (used in) investing activities	512	(807)
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	7	—
Deferred offering costs	—	(67)
Tax withholding related to restricted stock awards	(1,384)	(148)
Common stock dividend payments	—	(771)
Repurchase of Class B common stock	(119)	—
Proceeds from exercises of stock options and issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	2	1,329
Proceeds from employee stock purchase plan	11	—

Net cash provided by (used in) financing activities	(1,483)	343

Net increase in cash and cash equivalents	1,170	7,614
Cash and cash equivalents at beginning of period	15,930	30,912

Cash and cash equivalents at end of period	$17,100	$38,526

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$43	$5

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile and call advertising technology company. The Company provides products and services for businesses of all sizes that depend on consumer phone calls to drive sales. The Company’s technology platform delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect high-intent consumers with business over the phone while its technology facilitates call quality, analyzes calls in real time and measures the outcomes of calls. The Company through its Archeo division enables the buying, selling and development of domain names. The Company also provides performance-based online advertising that connects advertisers with consumers across our owned web sites as well as third party web sites.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of and from the date of acquisition. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation. The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2013 and March 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2014 and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2014.

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

Adoption of New Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit

Carryforward Exists (ASU 2013-11). The amendments in this update require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. In the first quarter of 2014, the Company adopted ASU 2013-11on a prospective basis, which did not have a material impact on the Company’s financial statements.

Revenues

The following table presents the Company’s revenues by segment for the periods presented (in thousands):

	Three months ended March 31,
	2013	2014
Call-driven	$31,108	$45,492
Archeo	3,624	5,004

Total Revenue	$34,732	$50,496

Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of the Company’s Call Analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action marketing services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution, as well as from the sale of domain names occurring after the launch of the Company’s Domains Marketplace in September 2013. Prior to the launch of Domains Marketplace, the sale of domain names were reported as gains on sales and disposals of intangible assets, net in the condensed consolidated financial statements and totaled $1.4 million for the three months ended March 31, 2013 compared to $1.9 million of domain sales revenue for the three months ended March 31, 2014. See Note 6. Segment Reporting and Geographic Information for further discussion regarding the Company’s operating segments.

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Three months ended March 31,
	2013	2014
Partner and Other Revenue Sources	$32,841	$46,870
Proprietary Web site Traffic Sources and Domain Names	1,891	3,626

Total Revenue	$34,732	$50,496

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

(3) Stock-based Compensation Plans

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the condensed consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2013	2014
Service costs	$180	$282
Sales and marketing	60	204
Product development	372	659
General and administrative	1,295	1,738

Total stock-based compensation	$1,907	$2,883

Income tax benefit related to stock-based compensation included in net income from continuing operations	$509	$908

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows and is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions are not recognized until that deduction reduces taxes payable. For the three months ended March 31, 2014, the Company incurred an excess tax deduction of $1.3 million for which the tax benefit was not recorded because the Company is in a cumulative loss carryforward position for income taxes.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended March 31, 2013 and 2014, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Three months ended March 31,
	2013	2014
Expected life (in years)	4.0	4.0
Risk-free interest rate	0.57%	1.32%
Expected volatility	57%	55%-60%
Expected dividend yield	2.33%	0.76%

Stock option activity during the three months ended March 31, 2014 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2013	7,707,713	$7.48	$6.99	$17,148
Options granted	86,000	10.12
Options forfeited	(58,073)	5.39
Options expired	(37,061)	12.13
Options exercised	(206,811)	6.65

Balance at March 31, 2014	7,491,768	$7.52	$6.81	$27,477

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

Restricted stock awards and restricted stock units activity during the three months ended March 31, 2014 is summarized as follows:

	Shares/ Units	Weighted average grant date fair value
Unvested balance at December 31, 2013	2,709,443	$5.41
Granted	10,000	9.86
Vested	(146,875)	6.10
Forfeited	(25,750)	3.89

Unvested balance at March 31, 2014	2,546,818	$5.40

The Company repurchased 12,008 shares from certain executives for minimum withholding taxes on 41,000 restricted stock awards that vested during 2014. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $148,000, which was remitted in cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the condensed consolidated statement of cash flows when paid.

(4) Net Income Per Share

The Company computes net income per share of Class A and Class B common stock using the two class method. Under the provisions of the two class method, basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net income per share of Class B common stock assumes the conversion of Class A common stock to Class B common stock, while the diluted net income per share of Class A common stock does not assume the conversion of those shares.

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

The following table calculates net income applicable to common stockholders used to compute basic net income per share for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2013		2014
	Class A	Class B	Class A	Class B
Numerator:
Net income from continuing operations	$30	$86	$170	$676
Dividends paid to participating securities	—	—	—	(36)

Net income from continuing operations applicable to common stockholders	$30	$86	$170	$640
Discontinued operations, net of tax	(9)	(22)	2	7

Net income applicable to common stockholders	$21	$64	$172	$647

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	9,570	25,585	7,741	29,035

Basic net income per share:
Net income from continuing operations applicable to common stockholders	$0.00	$0.00	$0.02	$0.02
Discontinued operations, net of tax	(0.00)	(0.00)	0.00	0.00

Basic net income per share applicable to common stockholders	$0.00	$0.00	$0.02	$0.02

The following table calculates net income to diluted net income applicable to common stockholders used to compute diluted net income per share for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2013		2014
	Class A	Class B	Class A	Class B
Numerator:
Net income from continuing operations	$30	$86	$170	$676
Dividends paid to participating securities	—	—	—	(36)
Reallocation of net income for Class A shares as a result of conversion of Class A to Class B shares	—	30	—	170

Net income from continuing operations applicable to common stockholders	$30	$116	$170	$810
Discontinued operations, net of tax	(9)	(22)	2	7
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	(9)	—	2

Discontinued operations, net of tax	$(9)	$(31)	$2	$9

Net income applicable to common stockholders	$21	$85	$172	$819

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	9,570	25,585	7,741	29,035
Weighted average stock options and common shares subject to repurchase or cancellation	—	395	—	2,985
Conversion of Class A to Class B common shares outstanding	—	9,570	—	7,741

Weighted average number of shares outstanding used to calculate diluted net income per share	9,570	35,550	7,741	39,761

Diluted net income per share:
Net income from continuing operations applicable to common stockholders	$0.00	$0.00	$0.02	$0.02
Discontinued operations, net of tax	(0.00)	(0.00)	0.00	0.00

Diluted net income per share applicable to common stockholders	$0.00	$0.00	$0.02	$0.02

The weighted average number of shares used to calculate the diluted net income per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three months ended March 31, 2013, outstanding options to acquire 6,665 shares of Class B common stock. For the three months ended March 31, 2014, outstanding options to acquire 1,998 shares of Class B common stock.

•	For the three months ended March 31, 2013 and 2014, 1,279 and 51 shares of unvested Class B restricted common shares, respectively, issued to employees and in connection with acquisitions. These shares were for future services that vest over periods ranging from one to six years.

•	For the three months ended March 31, 2013, 131 restricted stock units.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. The Company’s largest distribution partner was paid less than 20% of consolidated revenue for the three months ended March 31, 2013 and 2014.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Three months ended March 31,
	2013	2014
Advertiser A	26%	21%
Advertiser B	12%	*
Advertiser C	10%	34%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2013	At March 31, 2014
Advertiser A	41%	29%
Advertiser B	14%	*
Advertiser C	13%	33%

*	Less than 10%

(6) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. In July 2013, the Company sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note15. Discontinued Operations for further discussion.

The Company’s Call-driven segment comprises its performance-based advertising business focused on driving phone calls. The Archeo segment comprises the Company’s click-based advertising and Internet domain name businesses. Call-driven segment expenses include both direct costs incurred by the segment business as well as corporate overhead costs. Archeo segment expenses only include direct costs incurred by the segment. Segment expenses exclude the following: stock-based compensation, amortization of intangible assets from acquisitions, separation related costs, and other income (expense).

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed. The carrying amount of goodwill by operating segment at March 31, 2014 was approximately $63.3 million and $2.4 million for Call-driven and Archeo, respectively.

Selected segment information (in thousands):

	Three months ended March 31, 2014
	Call-driven	Archeo	Total
Revenue	$45,492	$5,004	$50,496
Operating expenses	43,081	2,693	45,774

Segment profit	$2,411	$2,311	$4,722
Less reconciling items:
Stock based compensation			2,883
Amortization of intangible assets from acquisitions			403
Other expense (income)			2

Income from continuing operations before provision for income taxes			$1,434

	Three months ended March 31, 2013
	Call-driven	Archeo	Total
Revenue	$31,108	$3,624	$34,732
Operating expenses	29,737	2,753	32,490
Gain on sales of intangible assets, net	—	1,362	1,362

Segment profit	$1,371	$2,233	$3,604
Less reconciling items:
Stock based compensation			1,907
Amortization of intangible assets from acquisitions			1,055
Separation related costs			345
Other expense (income)			17

Income from continuing operations before provision for income taxes			$280

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2013	2014
United States	94%	96%
Canada	6%	4%
Other countries	*	*

	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2013	At March 31, 2014
Computer and other related equipment	$17,794	$18,550
Purchased and internally developed software	7,672	7,733
Furniture and fixtures	1,319	1,329
Leasehold improvements	1,829	1,834

	$28,614	$29,446
Less: accumulated depreciation and amortization	(23,174)	(24,005)

Property and equipment, net	$5,440	$5,441

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company has not capitalized any internally developed costs for the three months ended March 31, 2013 and 2014.

Depreciation and amortization expense, related to property and equipment was approximately $844,000 and $865,000 for the three months ended March 31, 2013 and 2014, respectively.

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

(in thousands)	Facilities operating leases	Other contractual obligations	Total
2014	$1,754	$2,173	$3,927
2015	2,271	1,500	3,771
2016	2,313	934	3,247
2017	2,372	—	2,372
2018	577	—	577

Total minimum payments	$9,287	$4,607	$13,894

Rent expense incurred by the Company was approximately $465,000 and $462,000 for the three months ended March 31, 2013 and 2014, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). In 2011, the Company signed an amendment to the Credit Agreement which extended the maturity period through to April 1, 2014. During the first quarter of 2014, the Company signed an amendment to the Credit Agreement which extended the maturity period to April 1, 2017. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the three months ended March 31, 2013 and 2014, the Company had no borrowings under the Credit Agreement.

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

(b) Taxes

During the first quarter of 2014 the Company’s gross deferred tax assets decreased by approximately $1.1 million due primarily to taxable income generated during the three months ended March 31, 2014 and the reclass of uncertain tax positions of $534,000 from other non-current liabilities in the condensed consolidated balance sheet with the adoption of ASU 2011-13 in the first quarter of 2014.

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

(11) Intangible Assets from Acquisitions

Intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Distribution partner relationship	$4,830	$(4,396)	$434

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization(1)	Net
Distribution partner relationship	$4,830	$(4,799)	$31

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangible assets which were $87.7 million and $87.6 million at December 31, 2013 and March 31, 2014, respectively.

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Amortization expense incurred by the Company was approximately $1.1 million and $403,000 for the three months ended March 31, 2013 and 2014, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $31,000 for the remainder of 2014, and $0 thereafter.

(12) Goodwill

There was no change in goodwill during the three months ended March 31, 2014. The following table outlines our goodwill by segment (in thousands):

	December 31, 2013	March 31, 2014
Call-Driven	$63,305	$63,305
Archeo	2,374	2,374

Total	$65,679	$65,679

The Company reviews goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in the share price of the Company’s common stock and market capitalization. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis in future periods. The Company cannot accurately predict the amount and timing of any future impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, the Company would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

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

(13) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	At December 31, 2013	At March 31, 2014
Internet domain names	$14,514	$14,598
Less accumulated amortization	(14,376)	(14,414)

Internet domain names, net	138	184
Other assets:
Registration fees, net	12	4
Other	334	1,252

Total intangibles and other assets, net	$484	$1,440

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

On September 10, 2013, the Company launched its Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the condensed consolidated financial statements. The net carrying value of Internet domain names as of March 31, 2014 related to both domain names held for use and available for sale.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three months ended March 31, 2014 to renew or extend the term for domain names was $460,000. The weighted average renewal period for registration fees as of March 31, 2014 was approximately one year.

Amortization expense for internet domain names was approximately $69,000 and $88,000 for the three months ended March 31, 2013 and 2014, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $121,000 for the remainder of 2014, $53,000 in 2015, $10,000 in 2016, and $0 thereafter.

(14) Common Stock

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. The Company’s board of directors has authorized increases to the share repurchase program for the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three months ended March 31, 2014, the Company did not repurchase any shares of Class B common stock as part of the stock repurchase program.

During the three months ended March 31, 2014, the Company’s board of directors approved the retirement of approximately 174,808 shares of treasury stock.

(15) Discontinued Operations

On July 19, 2013, we completed the sale of certain pay-per-click advertising services to an unrelated third party. Accordingly, we have presented the results of operations of these certain pay-per-click assets in the condensed consolidated financial statements as discontinued operations, net of tax. The operating results for the discontinued operations were as follows:

	Three months ended March 31,
	2013	2014
Revenue	$1,481	$—
Income (loss) before provision for income taxes	(50)	14
Income tax expense (benefit)	(19)	5

Discontinued operations, net of tax	$(31)	$9

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

(16) Subsequent Events

In April 2014, the Company completed a follow-on public offering in which the Company sold an aggregate of 3.4 million shares of the Company’s Class B common stock, which includes the exercise of the underwriters’ option to purchase 514,100 additional shares, at a public offering price of $10.50 per share. In addition, another 3.2 million shares were sold by the selling stockholders, which includes the exercise of the underwriter’s option to purchase 343,000 additional shares. The Company received aggregate net proceeds of $32.5 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company did not receive any of the proceeds from the sales of shares by the selling stockholders.

In April 2014, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on May 15, 2014 to the holders of record as of the close of business on May 5, 2014. The Company expects to pay approximately $845,000 for these quarterly dividends.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a mobile and call advertising technology company. We provide products and services for businesses of all sizes that depend on consumer calls to drive sales. Our technology platform delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect millions of high-intent consumers with businesses over the phone. Our call analytics technology facilitates call quality, analyzes calls in real time and measures the outcomes of calls to close the loop between digital marketing and offline transactions. We help large national brands and small-and medium-sized businesses (“SMBs”) facilitate efficient and cost-effective marketing campaigns to drive calls and customer leads to their business. With our Archeo division, we provide performance-based pay-per-click advertising services that connect advertisers with consumers across our owned web sites as well as third party web sites.

Our technology-based products and services enable our customers to connect with consumers across leading third-party mobile and online channels, as well as our proprietary network of locally-focused web sites. We have direct relationships with large national advertisers and advertising agencies which utilize our products and services to plan, execute and measure their call-focused advertising campaigns. We also provide private-label performance marketing solutions for SMBs through a network of large reseller partners, which include Yellow Pages publishers, media and telecommunications companies and vertical marketing service providers. We enable these partners to sell pay-for-call advertising, call-analytics, search engine marketing and other digital marketing services to their millions of small business customers. We execute these campaigns for them using our technology. Our primary products are as follows:

•	Marchex Call Marketplace. Through the Marchex Call Marketplace, we deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. The Marchex Call Marketplace is a mobile advertising solution focused on delivering customers on a pay-for-call basis. We offer exclusive and preferred ad placements across numerous mobile and online media sources to drive advertiser qualified calls to their businesses. It leverages our Marchex Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers that block spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•	Marchex Call Analytics. Our Marchex Call Analytics technology platform provides data and insights that measure the performance of mobile, online and offline advertising for advertisers and small business resellers. Our analytics technology tracks calls and helps advertisers understand which marketing channels, advertisements, keywords and creative are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Call Analytics also includes call recording, call quality filtering and real-time call intelligence to provide rich insights into what is happening during a call and to measure the outcome of calls and return on investment. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•	Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, search marketing and presence management ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting, and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party in April 2012. YP is our largest reseller partner and was responsible for 21% of our total revenues for the three months ended March 31, 2014 of which the majority is derived from our local leads platform.

In addition to our call-driven business, we operate our Domains Marketplace through our Archeo division, which enables the buying, selling and development of premium domain names, and includes more than 200,000 of our owned and operated web sites. Our portfolio of websites contains more than 75,000 U.S. ZIP code sites, including 90210.com and covering ZIP code areas nationwide. Our Domains Marketplace also consists of other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. We monetize this portfolio generally via pay-per-click and banner advertising and also make these domains available for sale to third parties.

We generate revenue from two business segments. Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our Call Analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution, as well as from the sale of domain names in our Domains Marketplace. During the three months ended March 31, 2013 and 2014, call-driven revenue was 90% of our revenues for both periods. We operate primarily in domestic markets. For details on revenue by segment and geographical area for the three months ended March 31, 2013 and 2014, see Note 6. Segment Reporting and Geographic Information of the notes to our condensed consolidated financial statements.

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

In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay-per-click assets are shown as discontinued operations in the condensed consolidated statements of operations for all periods presented (see Note 15. Discontinued Operations).

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2013 and 2014.

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

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. In the first quarter of the calendar year, this trend generally reverses with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales which we began recognizing as revenue starting in September 2013 with the launch of our Domains Marketplace.

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

As of March 31, 2014, we have net deferred tax assets of $25.0 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state net operating loss (“NOL”) carryforwards, and research and development credits. During the first quarter of 2014, we adopted ASU 2011-13 whereby we reclassed uncertain tax positions of $534,000 from other non-current liabilities against our deferred tax assets. At December 31, 2013 and March 31, 2014, our valuation allowance was $23.0 million for both periods, against our federal, state, city and foreign net deferred tax assets, as we believe it is more likely than not that these benefits will not be realized.

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either an increase to income tax expense or a reduction of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, projections of future taxable income and tax planning strategies, that our net deferred tax assets, excluding certain stat and foreign NOL carryforwards, will be realized. In determining that it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our other assets.

The majority of the deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This may result in increases to the valuation allowance for deferred tax assets and may increase income tax expense of up to the entire net amount of deferred tax assets.

As of March 31, 2014, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $6.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2014, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of March 31, 2014, we had federal NOLs of $1.7 million which will begin to expire in 2020. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

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

Results of Operations

The following table presents certain our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2014
Revenue	100%	100%

Expenses:
Service costs	58%	64%
Sales and marketing	8%	7%
Product development	19%	15%
General and administrative	14%	10%
Amortization of intangible assets from acquisitions	3%	1%
Acquisition related costs	1%	—

Total operating expenses	103%	97%
Gain on sales and disposals of intangible assets, net	4%	—

Income from operations	1%	3%
Other income (expense)	0%	0%

Income from continuing operations before provision for income taxes	1%	3%
Income tax expense	1%	1%

Net income from continuing operations	0%	2%
Discontinued operations, net of tax	0%	0%
Net Income	0%	2%
Dividends paid to participating securities	0%	0%

Net income applicable to common stockholders	0%	2%

Segment Operating Results

We have organized our operations into two segments: (1) the Call-driven segment which is comprised of our performance-based advertising business focused on driving phone calls; and (2) the Archeo segment which is comprised of our click-based advertising and Internet domain name businesses.

In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note 15. Discontinued Operations in the notes to the condensed consolidated financial statements for further discussion.

In September 2013, we launched our Domains Marketplace which provides domain names available for sale and initiated plans to facilitate the buying and transacting of domain names. Domain name sales occurring after this launch are recognized as revenue with corresponding costs under service costs. Prior to this, domain name transactions were recognized in gain/loss on sale and disposal of intangible assets, net in the condensed consolidated financial statements.

	Three months ended March 31,
	2013	2014
Call-driven
Revenue	$31,108	$45,492
Operating Expenses	29,737	43,081

Segment profit	$1,371	$2,411

Archeo
Revenue	$3,624	$5,004
Operating Expenses	2,753	2,693
Gain on sale of intangible assets, net	1,362	—

Segment profit	$2,233	$2,311

Reconciliation of segment profit from operations to income from continuing operations before provision for income taxes:
Total segment profit	$3,604	$4,722
Less reconciling items:
Stock based compensation	1,907	2,883
Amortization of intangible assets from acquisitions	1,055	403
Separation related costs	345	—
Other expense (income)	17	2

Income from continuing operations before provision for income taxes	$280	$1,434

	Three months ended March 31,
	2013	2014
Reconciliation of segment revenue to consolidated revenue
Call-driven	$31,108	$45,492
Archeo	3,624	5,004

Total	$34,732	$50,496

Comparison of the Three months ended March 31, 2013 to the Three months ended March 31, 2014.

Revenue

Revenue increased 45% from $34.7 million for the three months ended March 31, 2013 to $50.5 million in the same period in 2014 due primarily to an increase in our call-driven revenues.

Our Call-driven revenues increased 46% from $31.1 million for the three months ended March 31, 2013 to $45.5 million in the same period in 2014 due to an increase in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform.

Our Archeo revenues increased 38% from $3.6 million for the three months ended March 31, 2013 to $5.0 million in the same period in 2014 due primarily to domain name revenues of $1.9 million that had no comparable revenue in 2013. For the three months ended March 31, 2013, domain name transactions totaled $1.4 million and were recognized as gain/loss on sale of intangible assets. The increase in Archeo domain name revenues was partially offset by a $530,000 decrease in revenue from pay-per-click services primarily due to fewer advertisers utilizing our services and lower advertiser spend amounts.

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

	Three months ended March 31,
	2013	2014
Partner and Other Revenue Sources	$32,841	$46,870
Proprietary Web site Traffic Sources and Domain Names	1,891	3,626

Total Revenue	$34,732	$50,496

Our partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-for-click advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms. The partner and other revenues increased $14.0 million primarily from our call-driven revenues.

Our proprietary web site traffic revenues are generated from our portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee. We also generate revenue from domain name sales. Our proprietary web site traffic and domain name revenues were $1.9 million for the three months ended March 31, 2013 and $3.6 million in the same period in 2014. Our proprietary web site traffic and domain names revenues increased $1.7 million primarily due to domain name sales of $1.9 million that had no comparable revenue in 2013. For the three months ended March 31, 2013, domain name transactions totaled $1.4 million and were recognized as gain/loss on sale of intangible assets. This increase was offset partially by a decrease in revenues generated from our pay-per-click listings on our Web sites due to lower click-throughs.

Our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC that AT&T sold a majority stake in to a private equity third party in April 2012. Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through June 30, 2015 that includes certain provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. In July 2013, we amended our arrangement with YP which lowered certain agency fees beginning July 1, 2013 through the end of the term. We also extended a separate pay-for-call relationship through June 2015. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total revenue may decrease. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business or to the extent YP decreases the number of new advertiser accounts with us, it may result in fewer small business accounts and related revenues on our platform. There can be no assurance that our business with them in the future will continue at or near current levels. YP accounted for 26% and 21% of total revenues during the three months ended March 31, 2013 and 2014, respectively. Our arrangement with Allstate Insurance Company (“Allstate”) is for call advertising services which accounted for 10% and 34% of total revenues during the three months ended March 31, 2013 and 2014, respectively. Our primary arrangement with Allstate in 2014 is for pay-for-call services within our Call Marketplace whereby we charge an agreed-upon price for qualified calls or leads from our network. Allstate’s budgeted spend amounts are generally higher in the first half of the year compared to the latter part of the year. There can be no assurance that our business with YP and Allstate in the future will continue at or near current levels.

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

In addition, we believe we will experience seasonality with our business. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is generally lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our mobile call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. In the first quarter of the calendar year, this trend generally reverses with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales which we began recognizing as revenue starting in September 2013 with the launch our Domains Marketplace.

Expenses

Expenses were as follows (in thousands):

	Three months ended March 31,
	2013	% of revenue	2014	% of revenue
Service costs	$20,148	58%	$32,354	64%
Sales and marketing	2,644	8%	3,382	7%
Product development	6,808	19%	7,560	15%
General and administrative	4,797	14%	5,361	10%
Amortization of intangible assets from acquisitions	1,055	3%	403	1%
Separation related costs	345	1%	—	—

	$35,797	103%	$49,060	97%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2013	2014
Service costs	$180	$282
Sales and marketing	60	204
Product development	372	659
General and administrative	1,295	1,738

Total stock-based compensation	$1,907	$2,883

See Note 3. Stock-based Compensation Plans of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 61% from $20.1 million in the three months ended March 31, 2013 to $32.4 million in the same period in 2014. The increase was primarily attributable to an increase in distribution partner payments, personnel costs, stock compensation and internet domain renewal fees totaling $12.5 million, offset partially by a decrease in communication and network costs of $303,000. Service costs represented 58% of revenue in the three months ended March 31, 2013 as compared to 64% in 2014. The 2014 increase as a percentage of revenue in service costs was primarily a result of an increase in distribution partner payments.

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

Sales and Marketing. Sales and marketing expenses increased 28% from $2.6 million for the three months ended March 31, 2013 to $3.4 million in the same period in 2014. As a percentage of revenue, sales and marketing expenses were 8% and 7% for the three months ended March 31, 2013 and 2014, respectively. The increase in dollars was primarily attributable to an increase in personnel costs and stock based compensation totaling $807,000. We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively stable to modestly higher in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses increased 11% from $6.8 million for the three months ended March 31, 2013 to $7.6 million in the same period in 2014. The net increase in dollars was primarily due to an increase in personnel costs and stock-based compensation of $867,000. As a percentage of revenue, product development expenses were 19% and 15% for the three months ended March 31, 2013 and 2014, respectively. The decrease as a percentage of revenue was due to revenues increasing at a faster rate than product development expenses.

In the near term, we expect product development expenditures to be relatively stable to higher in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

General and Administrative. General and administrative expenses increased 12% from $4.8 million in the three months ended March 31, 2013 to $5.4 million in the same period in 2014. The increase was primarily due to an increase in stock-based compensation, bad debt and other operating expenses of $635,000. As a percentage of revenue, general and administrative expenses were 14% and 10% for the three months ended March 31, 2013 and 2014, respectively. The decrease in 2014 as a percentage of revenue was due to revenues increasing at a faster rate than general administrative expenses.

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

Segment Profit. Call-driven segment profit increased 76% from $1.4 million for the three months ended March 31, 2013 to $2.4 million in the same period in 2014. The increase in profit was due primarily to higher revenues in 2014 as a result of increases in advertiser national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform.

Archeo segment profit was $2.2 million for the three months ended March 31, 2013 compared to $2.3 million in the same period in 2014. The Archeo segment profit remained consistent year over year. Domain name sales contribution of $1.9 million was higher during the three months ended March 31, 2014 compared to domain name sales recorded as gain on sales and disposals of intangible asset, net of $1.4 million in the same period in 2013. This was offset by lower revenues on from our pay-per-click listings on our Web sites during the three months ended March 31, 2014.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased from $1.0 million in the three months ended March 31, 2013 to $403,000 in the same period in 2014. The decrease was primarily associated with certain intangible assets related to the April 2011 Jingle acquisition being fully amortized during the second quarter of 2013.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our condensed consolidated financial statements. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

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

Separation related costs. Separation related costs of $345,000 in the three months ended March 31, 2013 were primarily for professional fees and other procedures associated with our proposed separation of our business into two distinct publicly traded companies. We are no longer pursuing a separation of our business and do not expect any additional costs in 2014.

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $1.4 million for the three months ended March 31, 2013 compared to $1.9 million of domain name sales recognized as revenue for the three months ended March 31, 2014. In September 2013, we launched our Domains Marketplace which provides domain names available for sale and facilitates the buying and transacting of domain names. After the launch date, domain name sales are recognized as revenue and any domain related costs in service costs. The increase in domain name sales was primarily due to more domains sold in 2014 compared to 2013.

Income Taxes. Income tax expense was $164,000 for the for the three months ended March 31, 2013, compared to $588,000 in the same period in 2014.

In the three months ended March 31, 2014, the effective tax rate of 41% differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method and other non-deductible amounts.

In the three months ended March 31, 2013, the effective tax rate of 59% differed from the expected effective tax rate of 34% due to state income taxes, due to non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts. We also recognized approximately $530,000 of federal research and experimental credits related to 2012 and 2013 due to the reinstatement of the federal research and development credit in January 2013 as part of the 2012 American Taxpayer Relief Act. This resulted in an increase in our deferred tax assets which was offset partially by an increase to our valuation allowance.

Discontinued Operations, net of tax. In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2014. See Note 15. Discontinued Operations for further discussion.

Net Income. Net income increased from $85,000 in the three months ended March 31, 2013 to $855,000 in the same period in 2014. The increase was primarily a result of an increase in revenue and a decrease in amortization of acquired intangible assets offset partially by an increase in income tax expense.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $38.5 million and we had current and long term contractual obligations of $13.9 million, of which $9.3 million is for rent under our facility leases.

Cash provided by operating activities for the three months ended March 31, 2014 of approximately $8.1 million consisted primarily of net income of $855,000, adjusted for non-cash items of $5.5 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation and deferred income taxes, and approximately $1.7 million provided by working capital and other activities.

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

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenues for the three months ended March 31, 2013 and 2014. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our small business marketing products, such as YP, hibu, Inc., The Cobalt Group, and Yellow Media, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the three months ended and as of March 31, 2014 amounts from these partners totaled 30% of revenue and $12.8 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. In July 2013, we amended our arrangement with YP which lowered certain agency fees beginning July 1, 2013 through the end of the term. We also extended a separate pay-for-call relationship through June 2015. We do not expect the modifications in these agreements to significantly impact our operating results. There can be no assurance that our business with YP in the future will continue at or near current levels. Net accounts receivable balances outstanding at March 31, 2014 from YP totaled $10.1 million. For the three months ended March 31, 2014 amounts from these partners along with Allstate totaled 64% of revenue and $24.4 million in net receivables. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed.

In September 2013, we launched our Domains Marketplace which provides domain names available for sale and facilitates the buying and transacting of domain names. Domain name sales occurring after the launch are recognized as revenue and included in operating activities. Prior to the launch, domain name sales were included in investing activities. Approximately $1.9 million of domain name sales were recognized as revenue during the three months ended March 31, 2014.

Cash used in investing activities for the three months ended March 31, 2014 of approximately $807,000 was primarily attributable to purchases for property and equipment of $672,000 and purchases of intangible and other noncurrent assets of $135,000. Cash provided by investing activities for the three months ended March 31, 2013 of approximately $512,000 was primarily attributable to net purchases for property and equipment of $810,000 which were more than offset by proceeds from the sales of intangible assets of $1.4 million related to domain name sales. Domain name sales after the launch of our Domains Marketplace in September 2013 are included in operating activities.

Cash provided by financing activities for the three months ended March 31, 2014 of approximately $343,000 was primarily proceeds from employee stock option exercises of $1.3 million partially offset by payment of common stock dividends and minimum tax withholding payments related to certain executive restricted stock award vests totaling approximately $986,000.

In April 2014, we completed a follow-on public offering in which we sold an aggregate of 3.4 million shares of our Class B common stock, which includes the exercise of the underwriters’ option to purchase 514,100 additional shares, at a public offering price of $10.50 per share. In addition, another 3.2 million shares were sold by the selling stockholders, which include the exercise of the underwriter’s option to purchase 343,000 additional shares. We received aggregate net proceeds of $32.5 million, after deducting underwriting discounts and commissions and estimated offering expenses. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

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

The following table summarizes our contractual obligations as of March 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$9,287	$1,754	$4,584	$2,949
Other contractual obligations	4,607	2,173	2,434	—

Total contractual obligations (1),(2)	$13,894	$3,927	$7,018	$2,949

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $534,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. In 2011, we signed an amendment to the credit agreement which extended the maturity period through to April 1, 2014. During the first quarter of 2014, the Company signed an amendment to the Credit Agreement which extended the maturity period to April 1, 2017. During the three months ended March 31, 2013 and 2014, the Company had no borrowings under the Credit Agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three months ended March 31, 2014, no shares of Class B common stock were repurchased under the share repurchase program.

For 2014, quarterly dividends were paid on February 18, 2014 to the holders of record as of the close of business on February 7, 2014. The aggregate quarterly dividend paid in February 2014 was $771,000. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. In April 2014, our board of directors declared a regular quarterly dividend in the amount of $0.02 per share on our Class A and Class B common stock. We will pay these dividends on May 15, 2014 to the holders of record as of the close of business on May 5, 2014. We expect to pay approximately $845,000 for these quarterly dividends. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.4 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions are not recognized until that deduction reduces taxes payable. For the three months ended March 31, 2014, we incurred an excess tax benefit which was not recorded because we are in a cumulative loss carryforward position for income taxes.

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

As of March 31, 2014, we have net deferred tax assets of $25.0 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, acquired federal and state NOL carryforwards, and research and development credits. During the first quarter of 2014, we adopted ASU 2011-13 whereby we reclassed uncertain tax positions of $534,000 from other non-current liabilities against our deferred tax assets. At December 31, 2013 and March 31, 2014, our valuation allowance was $23.0 million for both periods, against our federal, state, city and foreign net deferred tax assets, as we believes it is more likely than not that these benefits will not be realized.

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

As of March 31, 2014, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $6.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of March 31, 2014, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of March 31, 2014, we had federal NOLs of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

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

Adoption of New Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in this update require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. In the first quarter of 2014, the Company adopted ASU 2013-11on a prospective basis, which did not have a material impact on the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2013 Annual Report on Form 10-K. They have been updated to include information as of May 12, 2014.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $170.3 million as of March 31, 2014. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 20% of total revenues for the three months ended March 31, 2014. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. search marketplace for March 2014, Yahoo! and Microsoft accounted for 10% and 19%, respectively, of the core search market in the United States and Google accounted for 68%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP, hibu, Inc., The Cobalt Group, Yodle and Yellow Media, Inc. for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. Additionally, these advertiser reseller partners and agencies may decide to operate the advertising services we perform internally with their own teams and technology. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party in April 2012. YP is our largest reseller partner and was responsible for 21% of our total revenues for the three months ended March 31, 2014 of which the majority is derived from our local leads platform. We cannot predict whether our business with YP in the future will continue at or near current levels and any decrease in such levels could have a material adverse impact on our business and results of operations.

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

We received approximately 61% and 69% of our revenue from our five largest customers for the year ended December 31, 2013 and the three months ended March 31, 2014, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 61% and 69% of our total revenues for the year ended December 31, 2013 and the three months ended March 31, 2014, respectively. YP and Allstate are our largest customers and were responsible for 21% and 34% our total revenues for the three months ended March 31, 2014, respectively, and 29% and 33% of accounts receivable at March 31, 2014, respectively. Most of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

We are heavily dependent upon the continued services of Russell C. Horowitz, our chairman and chief executive officer, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. Further, as of March 31, 2014, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, together controlled 83% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive officer founders, for any reason, or any conflict among our executive officer founders, could harm our current and future operations and prospects.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Stock Market heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Class B common stock on the NASDAQ Global Select Market could be adversely affected.

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

With the suspension of our previously announced spin off transaction, we may continue to explore various strategic alternatives for our Archeo assets.

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

We currently or potentially compete with leading search engines such as Google and Microsoft, digital advertising networks, mobile ad networks and call analytics technology providers. We also face competition on the call supply side, where competing companies look to outbid, partner with or otherwise secure sources of call supply we utilize. Our Archeo Domains Marketplace competitors include Demand Media, Name Media and Oversee.net. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the search marketing services industry. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have had issued or have applications pending for the following patents:

•	U.S. Patent Number 7,668,950 entitled “Automatically Updating Performance-Based Online Advertising System and Method” was issued February 23, 2010.

•	U.S. Patent Number 8,442,862 entitled “Method and System for Tracking Telephone Calls” was issued on May 14, 2013 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011. The following divisional applications of Patent Application Number 13/294,436 were also filed: 14/045,536 titled “Method and System for Phone Number Cleaning” was filed November 3, 2013; 14/058,037 titled “Method and System for Collecting Data from Advertising Campaigns Including Phone Number Placement Techniques” was filed November 18, 2013; 14/058,080 titled “Method and System for Monitoring Campaign Referral Sources” was filed November 18, 2013, and 14/065,345 titled “Method and System for Tracking Telephone Calls” was filed November 28, 2013.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Number 8,583,571 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was issued on November 12, 2013.

•	U.S. Patent Number 8,433,048 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

•	U.S Patent Number 8,259,915 entitled “System and Method to Analyze Calls to Advertised Telephone Numbers” was issued September 4, 2012 and its continuation Patent Application Number 13/603,283 was filed September 4, 2012.

•	U.S. Patent Application Number 13/176,709 entitled “Method and System for Automatically Generating Advertising Creatives” was filed July 5, 2011.

•	U.S. Patent Number 8,630,393 entitled “Systems and Methods for Blocking Telephone Calls” was issued January 14, 2014

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•	U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011 and corresponding European Application Number 5826299.99 was filed November 29, 2005.

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Application Number 11/291,094 entitled “Telephone Search Supported By Keyword Map To Advertising” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

•	U.S. Patent Number 8,634,520 entitled “Call Tracking System Utilizing an Automated Filtering Function” was issued January 21, 2014.

•	U.S. Patent Number 8,671,020 entitled “Call Tracking System Utilizing a Pooling Algorithm” was issued March 11, 2014.

•	U.S. Patent Number 8,687,782 entitled “Call Tracking System Utilizing a Sampling Algorithm” was issued April 1, 2014.

•	U.S. Patent Application Number 13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting was filed April 18, 2013, claiming priority to U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013.

•	U.S. Patent Application Number 13/842,769 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was filed March 15, 2013.

•	U.S. Patent Application Number 14/045,118 entitled “System and Method for Analyzing and Classifying Calls Without Transcription via Keyword Spotting” was filed October 3, 2013.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months of the year, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and in turn the market price of our securities. In the first quarter of the calendar year, this trend generally reverses with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which may impact our quarterly results of operations in addition to typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales which were recognized as revenue starting in September 2013 with the launch of our Domains Marketplace.

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

•	The Electronic Communications Privacy Act prevents private entities from disclosing Internet subscriber records and the contents of electronic communications, subject to certain exceptions.

•	The Computer Fraud and Abuse Act and other federal and state laws protect computer users from unauthorized computer access/hacking, and other actions by third parties which may be viewed as a violation of privacy. Courts may apply each of these laws in unintended and unexpected ways. As a company that provides services over the Internet as well as call recording and call tracking services, we may be subject to an action brought under any of these or future laws.

•	Among the types of legislation currently being considered at the federal and state levels are consumer laws regulating for the use of certain types of software applications or downloads and the use of “cookies.” These proposed laws are intended to target specific types of software applications often referred to as “spyware,” “invasiveware” or “adware,” and may also cover certain applications currently used in the online advertising industry to serve and distribute advertisements. In addition, the FTC has sought inquiry regarding the implementation of a “do-not-track” requirement. Federal legislation is also expected to be introduced that would regulate “online behavioral advertising” practices. If passed, these laws would impose new obligations for companies that use such software applications or technologies. At least one state already has enacted a law, which went into effect in January 2014, regarding online tracking.

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

Risks Relating to the Offering and Ownership of our Class B common stock

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through March 31, 2014. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with acquisitions;

•	actual or anticipated fluctuations in our operating results;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners, reseller partners and agencies, or advertisers;

•	changes in growth or earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies;

•	changes in our industry and the overall economic environment;

•	volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock or upon exercise of stock options;

•	Class B common stock repurchases under our previously announced share repurchase program;

•	sales and purchases of stock by us or by our stockholders, including sales by certain of our executive officers and directors pursuant to written pre-determined selling and purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and

•	short sales, hedging and other derivative transactions on shares of our Class B common stock.

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

Sales of substantial amounts of our Class B common stock in the public markets, or the perception that they might occur, could reduce the price that our Class B common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of substantial amounts of our common stock in the public market , or the perception that such sales could occur, could adversely affect the market price of our Class B common stock. Based on the number of shares outstanding as of March 31, 2014, upon the closing of our recent public offering of common stock in April 2014 (the “Offering”), we had outstanding 36,860,747 shares of Class B common stock.

In connection with the Offering, subject to certain trading plans intended to comply with the requirements of Rule 10b5-1 of the Exchange Act, we, our directors and officers and the selling stockholders have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of Class B common stock without the permission of the representatives of the underwriters for a period of 90 days, or 180 days in the case of the selling stockholders. When the lock-up period expires, we and our locked-up security holders will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release, of the lock-up could cause our share price to fall. We also may issue our shares of Class B common stock or securities convertible into our Class B common stock from time to time in connection with a financing, an acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

If securities analysts do not continue to publish research or publish negative research about our business, our stock price and trading volume could decline.

The trading market for our Class B common stock depends in part on the research and reports that securities analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes negative research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the market for our stock and demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Our executive officer founders control the outcome of stockholder voting, and there may be an adverse effect on the price of our Class B common stock due to the disparate voting rights of our Class A common stock and our Class B common stock.

As of March 31, 2014, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 81% of the combined voting power of all outstanding shares of our capital stock. These executive officer founders together control 83% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive officer founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive officer founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive officer founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive officer founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive officer founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

We may not be able to continue to pay dividends on our Class B common stock in the future which could impair the value of such stock.

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We have initiated and paid a quarterly dividend on our Class B common stock since November 2006. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2014, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
February 1, 2014 – February 28, 2014(2), (3)	15,758	$9.42	—	1,717,381

Total Class B Common Shares	15,758	$9.42	—	1,717,381

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. There were no shares repurchased under this program during the first quarter of 2014.
(2)	Shares of restricted equity subject to vesting which were issued to a certain employee. We repurchased 3,750 shares which were not already vested for $0.01 per share upon termination of employment.
(3)	Includes 12,008 shares which were repurchased to satisfy certain employees’ minimum tax withholding obligations in connection with the vesting of restricted stock units and was based on the fair market value on the vesting date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits:

1.1	Underwriting Agreement, dated March 26, 2014, by and among Marchex, Inc., Deutsche Bank Securities Inc., as representative of the several underwriters named therein, and Russell C. Horowitz, as Attorney-in-Fact for the selling stockholders. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2014 and incorporated herein by reference).

(+)10.41	Professional Services Agreement originally dated as of January 29, 2010, by and between Allstate Insurance Company, an Illinois insurance company, and MDNH, Inc., a Delaware corporation and wholly owned subsidiary of Marchex, Inc., and such other affiliates that may be identified from time to time (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2014 and incorporated herein by reference).

(+)10.42	Statement of Work (Call Advertising Services Project) effective January 1, 2014, by and between Marchex Sales, LLC (f/k/a Marchex Sales, Inc., f/k/a MDNH, Inc.) and Allstate Insurance Company, an Illinois insurance company (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2014 and incorporated herein by reference).

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.
(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller
(Principal Accounting Officer)

May 12, 2014