Form 10-Q
period 2014-06-30
MARCHEX INC
filed 2014-08-11
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 6, 2014
Class A common stock, par value $.01 per share	5,232,636
Class B common stock, par value $.01 per share	37,567,108

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2013	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$30,912	$74,950
Accounts receivable, net	30,005	34,700
Prepaid expenses and other current assets	2,943	3,429
Refundable taxes	97	96
Deferred tax assets	1,016	1,251

Total current assets	64,973	114,426
Property and equipment, net	5,440	5,042
Deferred tax assets	25,138	23,012
Intangible and other assets, net	484	422
Goodwill	65,679	65,679
Intangible assets from acquisitions, net	434	—

Total assets	$162,148	$208,581

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,922	$20,179
Accrued expenses and other current liabilities	7,988	8,395
Deferred revenue	1,388	2,188

Total current liabilities	25,298	30,762
Other non-current liabilities	2,095	1,322

Total liabilities	27,393	32,084
Stockholders’ equity:
Class A common stock	80	55
Class B common stock	309	375
Treasury stock	(2)	(1)
Additional paid-in capital	305,517	345,382
Accumulated deficit	(171,149)	(169,314)

Total stockholders’ equity	134,755	176,497

Total liabilities and stockholders’ equity	$162,148	$208,581

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2014	2013	2014
Revenue	$72,310	$100,172	$37,578	$49,676

Expenses:
Service costs (1)	42,732	64,673	22,584	32,319
Sales and marketing (1)	5,550	6,221	2,906	2,839
Product development	13,752	15,018	6,944	7,458
General and administrative	10,323	10,747	5,526	5,386
Amortization of intangible assets from acquisitions (2)	1,791	434	736	31
Acquisition and separation related costs	654	(68)	309	(68)

Total operating expenses	74,802	97,025	39,005	47,965
Gain on sales and disposals of intangible assets, net	2,691	—	1,329	—

Income (loss) from operations	199	3,147	(98)	1,711
Other income (expense):
Interest income	10	1	7	1
Interest and line of credit expense	(38)	(38)	(19)	(19)
Other	(1)	13	0	(4)

Total other income (expense)	(29)	(24)	(12)	(22)

Income (loss) from continuing operations before provision for income taxes	170	3,123	(110)	1,689
Income tax expense	408	1,297	244	709

Net income (loss) from continuing operations	(238)	1,826	(354)	980
Discontinued operations, net of tax	(31)	9	0	—

Net income (loss)	(269)	1,835	(354)	980
Dividends paid to participating securities	—	(69)	—	(33)

Net income (loss) applicable to common stockholders	$(269)	$1,766	$(354)	$947

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders
Continuing operations	$(0.01)	$0.05	$(0.01)	$0.02
Discontinued operations, net of tax	$(0.00)	$0.00	$0.00	$—
Dividends paid per share	$—	$0.04	$—	$0.02
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	9,570	6,483	9,570	5,243
Class B	25,720	32,277	25,853	35,441
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	9,570	6,483	9,570	5,243
Class B	35,290	41,658	35,423	43,453

(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$1,177	$434	$429	$31
Sales and marketing	614	—	307	—

Total	$1,791	$434	$736	$31

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net income (loss)	$(269)	$1,835
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	3,633	2,288
Gain on sales and disposals of intangible assets, net	(2,691)	—
Acquisition and separation related costs	—	(68)
Allowance for doubtful accounts and advertiser credits	905	649
Stock-based compensation	4,533	6,000
Deferred income taxes	144	1,276
Excess tax benefit related to stock-based compensation	(196)	—
Change in certain assets and liabilities:
Accounts receivable, net	(9,019)	(5,343)
Refundable taxes	96	1
Prepaid expenses, other current assets and other assets	(661)	(92)
Accounts payable	5,845	3,920
Accrued expenses and other current liabilities	742	272
Deferred revenue	25	800
Other non-current liabilities	68	(171)

Net cash provided by operating activities	3,155	11,367
Cash flows from investing activities:
Purchases of property and equipment	(1,725)	(1,190)
Proceeds from sales of intangible assets	2,692	—
Purchases of intangible assets and changes in other non-current assets	(86)	(162)
Intangible asset deposit	80	—

Net cash provided by (used in) investing activities	961	(1,352)
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	196	—
Proceeds from offering, net of costs	—	32,674
Tax withholding related to restricted stock awards	(1,639)	(467)
Common stock dividend payments	—	(1,617)
Repurchase of Class B common stock	(119)	—
Proceeds from exercises of stock options and issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	230	3,404
Proceeds from employee stock purchase plan	28	29

Net cash provided by (used in) financing activities	(1,304)	34,023

Net increase in cash and cash equivalents	2,812	44,038
Cash and cash equivalents at beginning of period	15,930	30,912

Cash and cash equivalents at end of period	$18,742	$74,950

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$52	$24

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements as of and from the date of acquisition. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation. The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2013 and June 30, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2014 and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2014.

In July 2013, the Company sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations in the condensed consolidated statements of operations for all periods presented (see Note 14. Discontinued Operations). Unless otherwise indicated, information presented in the notes to the condensed financial statements relates only to the Company’s continuing operations.

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

Recent Accounting Pronouncement Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements.

Revenues

The following table presents the Company’s revenues by segment for the periods presented (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Call-driven	$65,001	$91,349	$33,893	$45,857
Archeo	7,309	8,823	3,685	3,819

Total Revenue	$72,310	$100,172	$37,578	$49,676

Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of the Company’s Call Analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action marketing services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution, as well as from the sale of domain names occurring after the launch of the Company’s Domains Marketplace in September 2013. Prior to the launch of Domains Marketplace, the sale of domain names were reported as gains on sales and disposals of intangible assets, net in the condensed consolidated financial statements and totaled $1.3 million and $2.7 million for the three and six months ended June 30, 2013, respectively, compared to $2.2 million and $4.1 million of domain sales revenue for the three and six months ended June 30, 2014, respectively. See Note 6. Segment Reporting and Geographic Information for further discussion regarding the Company’s operating segments.

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Partner and Other Revenue Sources	$68,332	$93,390	$35,491	$46,520
Proprietary Web site Traffic Sources and Domain Names	3,978	6,782	2,087	3,156

Total Revenue	$72,310	$100,172	$37,578	$49,676

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

The Company’s proprietary web site traffic revenues are generated from the Company’s portfolio of owned web sites which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, and other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of the Company’s owned and operated web sites and calls or clicks on a particular listing or completes the specified action, the Company receives a fee. Other proprietary web site traffic revenues include domain name sales, which were recognized as revenue with the launch of its Domains Marketplace in September 2013.

(3) Stock-based Compensation Plans

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the condensed consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Service costs	$363	$644	$183	$362
Sales and marketing	262	437	202	233
Product development	766	1,351	394	692
General and administrative	3,119	3,568	1,824	1,830

Total stock-based compensation	$4,510	$6,000	$2,603	$3,117

Income tax benefit related to stock-based compensation included in net income (loss)	$1,251	$1,852	$742	$944

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows and is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions are not recognized until that deduction reduces taxes payable. For the six months ended June 30, 2014, the Company incurred an excess tax deduction of $6.0 million for which the tax benefit was not recorded because the Company is in a cumulative loss carryforward position for income taxes.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended June 30, 2013 and 2014, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	0.96%	1.25%	1.04%	1.25%
Expected volatility	55%	55%-60%	54%	55%-60%
Expected dividend yield	1.98%	0.76%	1.91%	0.76%

Stock option activity during the six months ended June 30, 2014 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2013	7,707,713	$7.48	6.99	$17,148
Options granted	1,138,286	10.15
Options forfeited	(156,416)	5.65
Options expired	(83,578)	11.97
Options exercised	(625,757)	5.69

Balance at June 30, 2014	7,980,248	$7.99	7.00	$35,805

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

Restricted stock awards and restricted stock units activity during the six months ended June 30, 2014 is summarized as follows:

	Shares/ Units	Weighted average grant date fair value
Unvested balance at December 31, 2013	2,709,443	$5.41
Granted	618,992	10.03
Vested	(619,455)	4.66
Forfeited	(75,625)	4.25

Unvested balance at June 30, 2014	2,633,355	$6.70

The Company repurchased 41,287 shares from certain executives for minimum withholding taxes on 143,650 restricted stock awards that vested during 2014. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $467,000, which was remitted in cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the condensed consolidated statement of cash flows when paid.

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

The following table calculates net income (loss) from continuing operations to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2013		2014
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) from continuing operations	$(64)	$(174)	$293	$1,533
Dividends paid to participating securities	—	—	—	(69)

Net income (loss) from continuing operations applicable to common stockholders	$(64)	$(174)	$293	$1,464
Discontinued operations, net of tax	(9)	(22)	1	8

Net income (loss) applicable to common stockholders	$(73)	$(196)	$294	$1,472

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,570	25,720	6,483	32,277

Basic net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$(0.01)	$(0.01)	$0.05	$0.05
Discontinued operations, net of tax	(0.00)	(0.00)	0.00	0.00

Basic net income (loss) per share applicable to common stockholders	$(0.01)	$(0.01)	$0.05	$0.05

	Three months ended June 30,
	2013		2014
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) from continuing operations	$(96)	$(258)	$121	$859
Dividends paid to participating securities	—	—	—	(33)

Net income (loss) from continuing operations applicable to common stockholders	$(95)	$(258)	$121	$826
Discontinued operations, net of tax	0	0	—	—

Net income (loss) applicable to common stockholders	$(95)	$(258)	$121	$826

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,570	25,853	5,243	35,441

Basic net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$(0.01)	$(0.01)	$0.02	$0.02
Discontinued operations, net of tax	0.00	0.00	—	—

Basic net income (loss) per share applicable to common stockholders	$(0.01)	$(0.01)	$0.02	$0.02

The following table calculates net income (loss) from continuing operations to net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2013		2014
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) from continuing operations	$(64)	$(174)	$294	$1,532
Dividends paid to participating securities	—	—	—	(69)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	(64)	—	294

Net income (loss) from continuing operations applicable to common stockholders	$(64)	$(238)	$294	$1,757
Discontinued operations, net of tax	(9)	(22)	1	8
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	(9)	—	1

Discontinued operations, net of tax	$(9)	$(31)	$1	$9

Net income (loss) applicable to common stockholders	$(73)	$(269)	$295	$1,766

Denominator:
Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,570	25,720	6,483	32,277
Weighted average stock options and common shares subject to repurchase or cancellation	—	—	—	2,898
Conversion of Class A to Class B common shares outstanding	—	9,570	—	6,483

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,570	35,290	6,483	41,658

Diluted net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$(0.01)	$(0.01)	$0.05	$0.05
Discontinued operations, net of tax	(0.00)	(0.00)	0.00	0.00

Diluted net income (loss) per share applicable to common stockholders	$(0.01)	$(0.01)	$0.05	$0.05

	Three months ended June 30,
	2013		2014
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) from continuing operations	$(96)	$(258)	$120	$860
Dividends paid to participating securities	—	—	—	(33)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	(96)	—	120

Net income (loss) from continuing operations applicable to common stockholders	$(95)	$(354)	$120	$947
Discontinued operations, net of tax	0	0	—	—
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	0	—	—

Discontinued operations, net of tax	$0	$0	$—	$—

Net income (loss) applicable to common stockholders	$(95)	$(354)	$120	$947

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	9,570	25,853	5,243	35,441
Weighted average stock options and common shares subject to repurchase or cancellation	—	—	—	2,769
Conversion of Class A to Class B common shares outstanding	—	9,570	—	5.243

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,570	35,423	5,243	43,453

Diluted net income (loss) per share:
Net income from continuing operations applicable to common stockholders	$(0.01)	$(0.01)	$0.02	$0.02
Discontinued operations, net of tax	0.00	0.00	—	—

Diluted net income per share applicable to common stockholders	$(0.01)	$(0.01)	$0.02	$0.02

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three and six months ended June 30, 2013, outstanding options to acquire 7,553 shares of Class B common stock. For the three and six months ended June 30, 2014, outstanding options to acquire 2,924 shares and 2,919 of Class B common stock, respectively.

•	For the three and six months ended June 30, 2013 and 2014, 2,123 and 4 shares of unvested Class B restricted common shares, respectively, issued to employees and in connection with acquisitions. These shares were for future services that vest over periods ranging from one to six years.

•	For the three and six months ended June 30, 2013, 778 restricted stock units.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. In 2013 and 2014, the Company’s largest distribution partner was paid less than 20% of consolidated revenue.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Advertiser A	25%	21%	24%	22%
Advertiser B	14%	*	16%	*
Advertiser C	10%	33%	11%	33%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2013	At June 30, 2014
Advertiser A	41%	28%
Advertiser B	14%	*
Advertiser C	13%	32%

*	Less than 10%

(6) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. In July 2013, the Company sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note14. Discontinued Operations for further discussion.

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

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed. The carrying amount of goodwill by operating segment at June 30, 2014 was approximately $63.3 million and $2.4 million for Call-driven and Archeo, respectively.

Selected segment information (in thousands):

	Six months ended June 30, 2014
	Call-driven	Archeo	Total
Revenue	$91,349	$8,823	$100,172
Operating expenses	86,041	4,618	90,659

Segment profit	$5,308	$4,205	$9,513
Less reconciling items:
Stock based compensation			6,000
Amortization of intangible assets from acquisitions			434
Acquisition and separation related costs			(68)
Other expense (income)			24

Income from continuing operations before provision for income taxes			$3,123

	Six months ended June 30, 2013
	Call-driven	Archeo	Total
Revenue	$65,001	$7,309	$72,310
Operating expenses	62,122	5,725	67,847
Gain on sales of intangible assets, net	—	2,691	2,691

Segment profit	$2,879	$4,275	$7,154
Less reconciling items:
Stock based compensation			4,510
Amortization of intangible assets from acquisitions			1,791
Acquisition and separation related costs			654
Other expense (income)			29

Income from continuing operations before provision for income taxes			$170

	Three months ended June 30, 2014
	Call-driven	Archeo	Total
Revenue	$45,857	$3,819	$49,676
Operating expenses	42,960	1,925	44,885

Segment profit	$2,897	$1,894	$4,791
Less reconciling items:
Stock based compensation			3,117
Amortization of intangible assets from acquisitions			31
Acquisition and separation related costs			(68)
Other expense (income)			22

Income from continuing operations before provision for income taxes			$1,689

	Three months ended June 30, 2013
	Call-driven	Archeo	Total
Revenue	$33,893	$3,685	$37,578
Operating expenses	32,384	2,973	35,357
Gain on sales of intangible assets, net	—	1,329	1,329

Segment profit	$1,509	$2,041	$3,550
Less reconciling items:
Stock based compensation			2,603
Amortization of intangible assets from acquisitions			736
Acquisition and separation related costs			309
Other expense (income)			12

Loss from continuing operations before provision for income taxes			$(110)

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
United States	94%	95%	94%	95%
Canada	6%	3%	6%	3%
Other countries	*	2%	*	2%

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2013	At June 30, 2014
Computer and other related equipment	$17,794	$18,379
Purchased and internally developed software	7,672	7,821
Furniture and fixtures	1,319	1,353
Leasehold improvements	1,829	1,834

	$28,614	$29,387
Less: accumulated depreciation and amortization	(23,174)	(24,345)

Property and equipment, net	$5,440	$5,042

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company has not capitalized any internally developed costs for the three and six months ended June 30, 2013 and 2014.

Depreciation and amortization expense, related to property and equipment was approximately $853,000 and $833,000 for the three months ended June 30, 2013 and 2014, respectively, and was approximately $1.7 million for both the six months ended June 30, 2013 and 2014.

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

(in thousands)	Facilities operating leases	Other contractual obligations	Total
2014	$1,173	$1,713	$2,886
2015	2,271	1,996	4,267
2016	2,313	1,168	3,481
2017	2,373	—	2,373
2018	577	—	577

Total minimum payments	$8,707	$4,877	$13,584

Rent expense incurred by the Company was approximately $465,000 and $473,000 for the three months ended June 30, 2013 and 2014, respectively, and was $931,000 and $935,000 for the six months ended June 30, 2013 and 2014, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). In 2011, the Company signed an amendment to the Credit Agreement, which extended the maturity period through to April 1, 2014. During the first quarter of 2014, the Company signed an amendment to the Credit Agreement, which extended the maturity period to April 1, 2017. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the six months ended June 30, 2013 and 2014, the Company had no borrowings under the Credit Agreement.

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

(b) Taxes

During the six months ended June 30, 2014, the Company’s gross deferred tax assets decreased by approximately $1.9 million which includes the reclass of uncertain tax positions of $534,000 from other non-current liabilities in the condensed consolidated balance sheet with the adoption of ASU 2011-13 in the first quarter of 2014.

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

(11) Goodwill

There was no change in goodwill during the six months ended June 30, 2014. The following table outlines our goodwill by segment (in thousands):

	December 31, 2013	June 30, 2014
Call-Driven	$63,305	$63,305
Archeo	2,374	2,374

Total	$65,679	$65,679

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

(12) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	At December 31, 2013	At June 30, 2014
Internet domain names	$14,514	$14,595
Less accumulated amortization	(14,376)	(14,452)

Internet domain names, net	138	143
Other assets:
Registration fees, net	12	—
Other	334	279

Total intangibles and other assets, net	$484	$422

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets, which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

On September 10, 2013, the Company launched its Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the condensed consolidated financial statements. The net carrying value of Internet domain names as of June 30, 2014 related to both domain names held for use and available for sale.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and six months ended June 30, 2014 to renew or extend the term for domain names was $625,000 and $1.1 million, respectively. The weighted average renewal period for registration fees as of June 30, 2014 was approximately one year.

Amortization expense for internet domain names was approximately $74,000 and $67,000 for the three months ended June 30, 2013 and 2014, respectively, and was $143,000 and $156,000 for the six months ended June 30, 2013 and 2014, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $71,000 for the remainder of 2014, $62,000 in 2015, $10,000 in 2016, and $0 thereafter.

(13) Common Stock

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

In April 2014, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on May 15, 2014 to the holders of record as of the close of business on May 5, 2014. The Company paid approximately $846,000 in quarterly dividends.

In November 2006, the Company’s board of directors authorized a share repurchase program for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. The Company’s board of directors has authorized increases to the share repurchase program for the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. Under the share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as the Company deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2014, the Company did not repurchase any shares of Class B common stock as part of the stock repurchase program.

During the six months ended June 30, 2014, the Company retired approximately 174,808 shares of treasury stock, which was approved by the Company’s board of directors.

(14) Discontinued Operations

On July 19, 2013, we completed the sale of certain pay-per-click advertising services to an unrelated third party. Accordingly, we have presented the results of operations of these certain pay-per-click assets in the condensed consolidated financial statements as discontinued operations, net of tax. The operating results for the discontinued operations were as follows:

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Revenue	$2,923	$—	$1,441	$—
Income (loss) before provision for income taxes	(50)	14	0	—
Income tax expense (benefit)	(19)	5	0	—
Discontinued operations, net of tax	$(31)	$9	$0	$—

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

(15) Subsequent Events

In July 2014, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on August 15, 2014 to the holders of record as of the close of business on August 5, 2014. The Company expects to pay approximately $854,000 for these quarterly dividends.

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

Our technology-based products and services enable our customers to connect with consumers across leading third-party mobile and online channels, as well as our proprietary network of locally-focused web sites. We have direct relationships with large national advertisers and advertising agencies, which utilize our products and services to plan, execute and measure their call-focused advertising campaigns. We also provide private-label performance marketing solutions for SMBs through a network of large reseller partners, which include Yellow Pages publishers, media and telecommunications companies and vertical marketing service providers. We enable these partners to sell pay-for-call advertising, call-analytics, search engine marketing and other digital marketing services to their millions of small business customers. We execute these campaigns for them using our technology. Our primary products are as follows:

•	Marchex Call Marketplace. Through the Marchex Call Marketplace, we deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. The Marchex Call Marketplace is a mobile advertising solution focused on delivering customers on a pay-for-call basis. We offer exclusive and preferred ad placements across numerous mobile and online media sources to drive advertiser qualified calls to their businesses. It leverages our Marchex Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers that block spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•	Marchex Call Analytics. Our Marchex Call Analytics technology platform provides data and insights that measure the performance of mobile, online and offline advertising for advertisers and small business resellers. Our analytics technology tracks calls and helps advertisers understand which marketing channels, advertisements, keywords and creative are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Call Analytics also includes call recording, call quality filtering and real-time call intelligence to provide rich insights into what is happening during a call and to measure the outcome of calls and return on investment. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•	Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, search marketing and presence management ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting, and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party in April 2012. YP is our largest reseller partner and was responsible for 22% and 21% of our total revenues for the three and six months ended June 30, 2014 of which the majority is derived from our local leads platform.

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

We generate revenue from two business segments. Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our Call Analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution, as well as from the sale of domain names in our Domains Marketplace. During the six months ended June 30, 2013 and 2014, call-driven revenue was more than 90% of our revenues for both periods. We operate primarily in domestic markets. For details on revenue by segment and geographical area for the three months ended June 30, 2013 and 2014, see Note 6. Segment Reporting and Geographic Information of the notes to our condensed consolidated financial statements.

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

In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay-per-click assets are shown as discontinued operations in the condensed consolidated statements of operations for all periods presented (see Note 14. Discontinued Operations).

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and six months ended June 30, 2013 and 2014.

Revenue

We currently generate revenue through our call advertising services, pay-per-click advertising, local leads platform that include our call and click services, proprietary web site traffic, and domain name sales.

Our primary sources of revenue are the performance-based advertising services, which include call advertising, pay-per-click services, and cost-per-action services. These primary sources amounted to more than 77% of our revenues in all periods presented. Our secondary sources of revenue are our local leads platform, which enables partner resellers to sell call advertising and/or search marketing products, campaign management services, and starting in September 2013, domain name sales through our Domains Marketplace. These secondary sources amounted to less than 23% of our revenues in all periods presented. We have no barter transactions.

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

Industry and Market Factors

We enter into agreements with various mobile, online and offline distribution partners to provide distribution for pay-for-call and pay-per-click advertisement listings, which contain call tracking numbers and/or URL strings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount for each phone call or per click-through on these listings. The level of phone calls and click-throughs contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. If we do not add new distribution partners, renew our current distribution partner agreements, replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to grow will be impacted by our ability to increase our distribution, which impacts the number of mobile and Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert calls and clicks from these mobile and Internet users into completed transactions, such as a purchase or sign up. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services.

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

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. In the first quarter of the calendar year, this trend generally reverses with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales, which we began recognizing as revenue starting in September 2013 with the launch of our Domains Marketplace.

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

As of June 30, 2014, we have net deferred tax assets of $24.3 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, federal and state net operating loss (“NOL”) carryforwards, and research and development credits. During the first quarter of 2014, we adopted ASU 2011-13 whereby we reclassed uncertain tax positions of $534,000 from other non-current liabilities against our deferred tax assets. At December 31, 2013 and June 30, 2014, our valuation allowance was $23.0 million and $23.1 million, respectively, against our federal, state, city and foreign net deferred tax assets, as we believe it is more likely than not that these benefits will not be realized.

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

The majority of the net deferred tax assets are from goodwill and intangible assets recorded in connection with various acquisitions that are tax-deductible over 15 year periods. Based on projections of future taxable income and tax planning strategies, we expect to be able to recover these assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if our projections of future taxable income are reduced or if we do not perform at the levels we are projecting. This may result in increases to the valuation allowance for deferred tax assets and may increase income tax expense of up to the entire net amount of deferred tax assets.

As of June 30, 2014, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $6.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of June 30, 2014, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of June 30, 2014, we have federal NOL carryforwards of $12.7 million, of which $4.4 million were acquired as part of the Jingle acquisition. In connection with the 2011 Jingle acquisition, we acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code (“Code”), the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets. We recorded acquired NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011. These acquired NOL carryforwards will begin to expire in 2026 and the remaining NOL carryforwards start expiring in 2032.

In addition, we had federal NOLs of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain our operating results as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2014	2013	2014
Revenue	100%	100%	100%	100%

Expenses:
Service costs	59%	65%	60%	65%
Sales and marketing	8%	6%	8%	6%
Product development	19%	15%	18%	15%
General and administrative	14%	11%	15%	11%
Amortization of intangible assets from acquisitions	2%	0%	2%	0%
Acquisition and separation related costs	1%	0%	1%	0%

Total operating expenses	103%	97%	104%	97%
Gain on sales and disposals of intangible assets, net	3%	—	4%	—

Income (loss) from operations	0%	3%	(0%)	3%
Other income (loss)	(0%)	(0%)	(0%)	(0%)

Income (loss) before provision for income taxes	0%	3%	(0%)	3%
Income tax expense	0%	1%	1%	1%

Net income (loss) from continuing operations	(0%)	2%	(1%)	2%
Discontinued operations, net of tax	(0%)	0%	0%	—

Net income	(0%)	2%	(1%)	2%
Dividends paid to participating securities	—	0%	—	0%

Net income (loss) applicable to common stockholders	(0%)	2%	(1%)	2%

Segment Operating Results

We have organized our operations into two segments: (1) the Call-driven segment, which is comprised of our performance-based advertising business focused on driving phone calls; and (2) the Archeo segment, which is comprised of our click-based advertising and Internet domain name businesses.

In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note 14. Discontinued Operations in the notes to the condensed consolidated financial statements for further discussion.

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

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Call-driven
Revenue	$65,001	$91,349	$33,893	$45,857
Operating Expenses	62,122	86,041	32,384	42,960

Segment profit	$2,879	$5,308	$1,509	$2,897

Archeo
Revenue	$7,309	$8,823	$3,685	$3,819
Operating Expenses	5,725	4,618	2,973	1,925
Gain on sale of intangible assets, net	2,691	—	1,329	—

Segment profit	$4,275	$4,205	$2,041	$1,894

Reconciliation of segment profit from operations to income (loss) from continuing operations before provision for income taxes:
Total segment profit	$7,154	$9,513	$3,550	$4,791
Less reconciling items:
Stock based compensation	4,510	6,000	2,603	3,117
Amortization of intangible assets from acquisitions	1,791	434	736	31
Acquisition and separation related costs	654	(68)	309	(68)
Other expense (income)	29	24	12	22

Income (loss) from continuing operations before provision for income taxes	$170	$3,123	$(110)	$1,689

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Reconciliation of segment revenue to consolidated revenue
Call-driven	$65,001	$91,349	$33,893	$45,857
Archeo	7,309	8,823	3,685	3,819

Total	$72,310	$100,172	$37,578	$49,676

Comparison of the Three months ended June 30, 2013 to the Three months ended June 30, 2014 and the Six months ended June 30, 2013 to the Six months ended June 30, 2014.

Revenue

Revenue increased 32% from $37.6 million for the three months ended June 30, 2013 to $49.7 million in the same period in 2014. Revenue increased 39% from $72.3 million for the six months ended June 30, 2013 to $100.2 million in the same period in 2014. The increases were due primarily to an increase in our call-driven revenues.

Our Call-driven revenues increased 35% from $33.9 million for the three months ended June 30, 2013 to $45.9 million in the same period in 2014. Our Call-driven revenues increased 41% from $65.0 million for the six months ended June 30, 2013 to $91.3 million in the same period in 2014. The increases were primarily due to an increase in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform.

Our Archeo revenues were $3.7 million and $3.8 million for the three months ended June 30, 2013 and 2014, respectively. Archeo revenues for the three months ended June 30, 2014 included domain name revenues of $2.2 million with no comparable revenue in 2013. Domain name transactions totaled $1.3 million for the three months ended June 30, 2013 and were recognized as gain/loss on sale of intangible assets, net. Archeo revenues increased 21% from $7.3 million for the six months ended June 30, 2013 to $8.8 million in the same period in 2014. Archeo revenue for the six months ended June 30, 2014, included domain name revenues of $4.1 million that had no comparable revenues in the same period in 2013. Domain name transactions totaled $2.7 million for the six months ended June 30, 2013 and were recognized as gain/loss on sale of intangible assets, net. The Archeo domain name revenues were primarily offset by a decrease in revenues from our cost-per-actions from resellers related to our local search and directory web sites, our pay-per-click listings revenue and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on our pay-per-click listings.

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Partner and Other Revenue Sources	$68,332	$93,390	$35,491	$46,520
Proprietary Web site Traffic Sources and Domain Names	3,978	6,782	2,087	3,156

Total Revenue	$72,310	$100,172	$37,578	$49,676

Our partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-for-click advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms. The partner and other revenues increased 31% from $35.5 million for the three months ended June 30, 2013 to $46.5 million in the same period in 2014. The partner and other revenues increased 37% from $68.3 million for the six months ended June 30, 2013 to $93.4 million in the same period in 2014. The increases in both periods were primarily due to an increase in our call-driven revenues offset partially by a decrease in our pay-per-click listings revenues and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on our pay-per-click listings.

Our proprietary web site traffic revenues are generated from our portfolio of owned web sites, which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee. We also generate revenue from domain name sales. Our proprietary web site traffic and domain name revenues increased $1.1 million from $2.1 million for the three months ended June 30, 2013 to $3.2 million in the same period in 2014. This increase was primarily due to domain name sales of $2.2 million that had no comparable revenue in 2013. For the three months ended June 30, 2013, domain name transactions totaled $1.3 million and were recognized as gain/loss on sale of intangible assets. This increase was offset partially by a $981,000 decrease in revenues for cost-per-actions due to lower budgets from resellers related to our local search and directory web sites. The increase was also offset to a lesser extent by a decrease in revenues generated from our pay-per-click listings on our web sites due to lower click-throughs. Our proprietary web site traffic and domain name revenues increased $2.8 million from $4.0 million for the three months ended June 30, 2013 to $6.8 million in the same period in 2014. This increase was primarily due to domain name sales of $4.1 million that had no comparable revenue in 2013. For the six months ended June 30, 2013, domain name transactions totaled $2.7 million and were recognized as gain/loss on sale of intangible assets. This increase was offset partially by a $1.0 million decrease in revenues for cost-per-actions due to lower budgets from resellers related to our local search and directory web sites. The increase was also offset to a lesser extent by a decrease in revenues generated from our pay-per-click listings on our web sites due to lower click-throughs.

Our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC that AT&T sold a majority stake in to a private equity third party in April 2012. Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through June 30, 2015 that includes certain provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. In July 2013, we amended our arrangement with YP, which lowered certain agency fees beginning July 1, 2013 through the end of the term. We also extended a separate pay-for-call relationship through June 2015. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total revenue may decrease. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business or to the extent YP decreases the number of new advertiser accounts with us, it may result in fewer small business accounts and related revenues on our platform. There can be no assurance that our business with them in the future will continue at or near current levels. YP accounted for 24% and 22% of total revenues during the three months ended June 30, 2013 and 2014, respectively. Our arrangement with Allstate Insurance Company (“Allstate”) is for call advertising services, which accounted for 11% and 33% of total revenues during the three months ended June 30, 2013 and 2014, respectively. Our primary arrangement with Allstate in 2014 is for pay-for-call services within our Call Marketplace whereby we charge an agreed-upon price for qualified calls or leads from our network. Allstate’s budgeted spend amounts are generally higher in the first half of the year compared to the latter part of the year. There can be no assurance that our business with YP and Allstate in the future will continue at or near current levels.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of phone calls and click-throughs performed by users of our service through our distribution partners and proprietary web site traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers, which we believe is dependent in part on marketing our web sites and delivering high quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources, which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. Companies distributing advertising through the Internet and mobile sources have experienced, and will likely to continue experience consolidation. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations. In addition, our ability to maintain and grow revenues will also depend on maintaining and growing the number of domain name sales and the average revenue per domain. If we are unable to attract prospective buyers to purchase domains and at the price we value the domains, our revenue and results of operations could be materially and adversely affected.

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

Expenses

Expenses were as follows (in thousands):

	Six months ended June 30,				Three months ended June 30,
	2013	% of revenue	2014	% of revenue	2013	% of revenue	2014	% of revenue
Service costs	$42,732	59%	$64,673	65%	$22,584	60%	$32,319	65%
Sales and marketing	5,550	8%	6,221	6%	2,906	8%	2,839	6%
Product development	13,752	19%	15,018	15%	6,944	18%	7,458	15%
General and administrative	10,323	14%	10,747	11%	5,526	15%	5,386	11%
Amortization of intangible assets from acquisitions	1,791	2%	434	0%	736	2%	31	0%
Acquisition and separation related costs	654	1%	(68)	0%	309	1%	(68)	0%

	$74,802	103%	$97,025	97%	$39,005	104%	$47,965	97%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Service costs	$363	$644	$183	$362
Sales and marketing	262	437	202	233
Product development	766	1,351	394	692
General and administrative	3,119	3,568	1,824	1,830

Total stock-based compensation	$4,510	$6,000	$2,603	$3,117

See Note 3. Stock-based Compensation Plans of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 43% from $22.6 million in the three months ended June 30, 2013 to $32.3 million in the same period in 2014. The increase was primarily attributable to an increase in distribution partner payments, personnel costs, stock based compensation and internet domain renewal fees totaling $10.1 million, offset partially by a decrease in communication and network costs of $388,000. Service costs represented 60% of revenue in the three months ended June 30, 2013 as compared to 65% in 2014. The 2014 increase as a percentage of revenue in service costs was primarily a result of an increase in distribution partner payments.

Service costs increased 51%, from $42.7 million in the six months ended June 30, 2013 to $64.7 million in the same period in 2014. The increase was primarily attributable to an increase in distribution partner payments, personnel costs, stock based compensation and internet domain renewal fees totaling $22.6 million, offset partially by a decrease in communication and network costs of $692,000. Service costs represented 59% of revenue in the six months ended June 30, 2013 as compared to 65% in 2014. The 2014 increase as a percentage of revenue in service costs was primarily a result of an increase in distribution partner payments.

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

Sales and Marketing. Sales and marketing expenses was $2.9 million for the three months ended June 30, 2013 and $2.8 million in the same period in 2014. As a percentage of revenue, sales and marketing expenses were 8% and 6% for the three months ended June 30, 2013 and 2014, respectively. The decrease in percentage of revenue was primarily related to revenues increasing at a faster rate than sales and marketing expense.

Sales and marketing expenses increased 12% from $5.6 million for the six months ended June 30, 2013 to $6.2 million in the same period in 2014. As a percentage of revenue, sales and marketing expenses were 8% and 6% for the six months ended June 30, 2013 and 2014, respectively. The increase in dollars was primarily related to an increase in personnel costs and stock based compensation totaling $816,000. The decrease in percentage of revenue was primarily related to revenues increasing at a faster rate than sales and marketing expense.

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

Product Development. Product development expenses increased 7% from $6.9 million for the three months ended June 30, 2013 to $7.5 million in the same period in 2014. The net increase in dollars of $513,000 was primarily due to an increase in personnel costs and stock-based compensation, offset partially by a decrease in fees paid to outside service providers. As a percentage of revenue, product development expenses were 18% and 15% for the three months ended June 30, 2013 and 2014, respectively. The decrease as a percentage of revenue was due to revenues increasing at a faster rate than product development expenses.

Product development expenses increased 9%, from $13.8 million for the six months ended June 30, 2013 to $15.0 million in the same period in 2014. The net increase in dollars of $1.2 million was primarily due to an increase in personnel costs and stock based compensation, offset partially by a decrease in fees paid to outside service providers. As a percentage of revenue, product development expenses were 19% and 15% for the six months ended June 30, 2013 and 2014, respectively. The decrease as a percentage of revenue was due to revenues increasing at a faster rate than product development expenses.

In the near term, we expect product development expenditures to be relatively stable to modestly higher in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

General and Administrative. General and administrative expenses were $5.5 million in the three months ended June 30, 2013 and $5.4 million in the same period in 2014. The net decrease of $140,000 was primarily a result of a decrease in bad debt expense offset by an increase in personnel costs, professional fees, and general operating expenses. As a percentage of revenue, general and administrative expenses were 15% and 11% for the three months ended June 30, 2013 and 2014, respectively. The decrease in 2014 as a percentage of revenue was due to revenues increasing at a faster rate than general administrative expenses.

General and administrative expenses increased 4% from $10.3 million for the six months ended June 30, 2013 to $10.7 million in the same period in 2014. The net increase of $424,000 was primarily due to an increase in personnel costs, stock based compensation, professional fees and general operating expenses offset partially by a decrease in bad debt expense. As a percentage of revenue, general and administrative expenses were 14% and 11% for the six months ended June 30, 2013 and 2014, respectively. The decrease in 2014 as a percentage of revenue was due to revenues increasing at a faster rate than general administrative expenses.

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

Segment Profit. Call-driven segment profit increased 92% from $1.5 million for the three months ended June 30, 2013 to $2.9 million in the same period in 2014. Call-driven segment profit increased 84% from $2.9 million for the six months ended June 30, 2013 to $5.3 million in the same period in 2014. The increase in profit was due primarily to incremental contribution from higher revenues in 2014 as a result of increases in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform.

Archeo segment profit was $2.0 million for the three months ended June 30, 2013 compared to $1.9 million in the same period in 2014. Domain name sales contribution of $2.2 million was higher during the three months ended June 30, 2014 compared to domain name sales recorded as gain on sales and disposals of intangible asset, net of $1.3 million in the same period in 2013. The increase in domain name sales contribution was offset by a decrease in revenue from our cost-per-actions from resellers related to our local search and directory web sites, our pay-per-click listings revenue and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on our pay-per-click listings. Archeo segment profit was $4.3 million for the six months ended June 30, 2013 compared to $4.2 million in the same period in 2014. Domain name sales contribution of $4.1 million was higher during the six months ended June 30, 2014 compared to domain name sales recorded as gain on sales and disposals of intangible asset, net of $2.7 million in the same period in 2013. The increase in domain name sales contribution was offset by a decrease in revenue from our cost-per-actions from resellers related to our local search and directory web sites, our pay-per-click listings revenue and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on our pay-per-click listings.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased from $736,000 in the three months ended June 30, 2013 to $31,000 in the same period in 2014. Intangible amortization expense decreased from $1.8 million in the six months ended June 30, 2013 to $434,000 in the same period in 2014. The decrease was primarily associated with certain intangible assets related to the April 2011 Jingle acquisition being fully amortized during the second quarter of 2014.

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

Acquisition and separation related costs. Acquisition and separation costs of ($68,000) for the three and six months ended June 30, 2014 related to a revision of our estimate regarding the future obligation related to the Jingle office lease. Our non-cancelable lease future obligation is based on estimates of vacancy periods and sublease income. The actual vacancy periods may differ from estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

Acquisition and separation related costs of $309,000 and $654,000 for the three and six months ended June 30, 2013, respectively, were primarily for professional fees and other procedures associated with our proposed separation of our business into two distinct publicly traded companies. We are no longer pursuing a separation of our business and do not expect any additional costs in 2014.

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $1.3 million and $2.7 million for the three and six months ended June 30, 2013, respectively, compared to $2.2 million and $4.1 million of domain name sales recognized as revenue for the three and six months ended June 30, 2014, respectively. In September 2013, we launched our Domains Marketplace, which provides domain names available for sale and facilitates the buying and transacting of domain names. After the launch date, domain name sales are recognized as revenue and any domain related costs in service costs. The increase in domain name sales was primarily due to an increase in the number of domains sold in 2014 compared to 2013.

Income Taxes. Income tax expense was $244,000 and $408,000 for the for the three and six months ended June 30, 2013, respectively, compared to $709,000 and $1.3 million in the same period in 2014.

In the three and six months ended June 30, 2014, the effective tax rate of 42% for both periods differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method and other non-deductible amounts.

In the three and six months ended June 30, 2013, the effective tax rate of (222%) and 239% differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts. We also recognized approximately $116,000 and $646,000 of federal research and experimental credits related to 2012 and 2013 due to the reinstatement of the federal research and development credit in January 2013 as part of the 2012 American Taxpayer Relief Act. This primarily resulted in an increase in our deferred tax assets which was offset by an increase to our valuation allowance of $225,000 and $651,000 in the three and six months ended June 30, 2013.

Discontinued Operations, net of tax. In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2014. See Note 14. Discontinued Operations for further discussion.

Net Income(loss). Net loss was ($354,000) in the three months ended June 30, 2013 compared to net income of $980,000 in the same period in 2014. Net loss was ($269,000) in the six months ended June 30, 2013 compared to net income of $1.8 million in the same period in 2014. The increase was primarily a result of an increase in incremental contribution from higher revenues in 2014. The increase was also a result of a decrease in amortization of acquired intangible assets and acquisition and separation related costs offset partially by an increase in income tax expense.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $74.9 million and we had current and long term contractual obligations of $13.6 million, of which $8.7 million is for rent under our facility leases.

Cash provided by operating activities for the six months ended June 30, 2014 of approximately $11.4 million consisted primarily of net income of $1.8 million, adjusted for non-cash items of $10.1 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, acquisition and separation related costs, stock-based compensation and deferred income taxes, and approximately $613,000 used by working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2013 of approximately $3.2 million consisted primarily of net loss of $269,000 adjusted for non-cash items of $9.0 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and excess tax benefits related to stock-based compensation, $2.7 million of gain on sales and disposals of intangible assets, net and approximately $2.9 million used by working capital and other activities.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenues for the three and six months ended June 30, 2013 and 2014. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary web site revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our small business marketing products, such as YP, hibu, Inc., The Cobalt Group, and Yellow Media, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the six months ended and as of June 30, 2014 amounts from these partners totaled 30% of revenue and $12.7 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. In July 2013, we amended our arrangement with YP which lowered certain agency fees beginning July 1, 2013 through the end of the term. We also extended a separate pay-for-call relationship through June 2015. We do not expect the modifications in these agreements to significantly impact our operating results. There can be no assurance that our business with YP in the future will continue at or near current levels. Net accounts receivable balances outstanding at June 30, 2014 from YP totaled $9.7 million. For the six months ended June 30, 2014 amounts from these partners along with Allstate totaled 63% of revenue and $23.8 million in net receivables. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed.

In September 2013, we launched our Domains Marketplace which provides domain names available for sale and facilitates the buying and transacting of domain names. Domain name sales occurring after the launch are recognized as revenue and included in operating activities. Prior to the launch, domain name sales were included in investing activities. Approximately $4.1 million of domain name sales were recognized as revenue during the six months ended June 30, 2014.

Cash used in investing activities for the six months ended June 30, 2014 of approximately $1.4 was primarily attributable to purchases for property and equipment of $1.2 million and purchases of intangible and other noncurrent assets of $162,000. Cash provided by investing activities for the six months ended June 30, 2013 of approximately $961,000 was primarily attributable to purchases for property and equipment of $1.7 million which were offset by proceeds from the sales of intangible assets of approximately $2.7 million.

Cash provided by financing activities for the six months ended June 30, 2014 of approximately $34.0 million was primarily attributable to proceeds from a follow-on offering, net of offering costs paid, of $32.7 million and employee stock option exercises of $3.4 million which was partially offset by payment of common stock dividends and minimum tax withholding payments related to certain executive restricted stock award vests totaling approximately $2.1 million. In April 2014, we completed a follow-on public offering in which we sold an aggregate of 3.4 million shares of our Class B common stock, which includes the exercise of the underwriters’ option to purchase 514,100 additional shares, at a public offering price of $10.50 per share. In addition, another 3.2 million shares were sold by the selling stockholders, which include the exercise of the underwriter’s option to purchase 343,000 additional shares. We received aggregate net proceeds of $32.7 million, after deducting underwriting discounts and commissions and offering expenses paid. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

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

The following table summarizes our contractual obligations as of June 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$8,707	$1,173	$4,584	$2,950
Other contractual obligations	4,877	1,713	3,164	—

Total contractual obligations (1),(2)	$13,584	$2,886	$7,748	$2,950

(1)	In February 2005, we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $534,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. In 2011, we signed an amendment to the credit agreement which extended the maturity period through to April 1, 2014. During the first quarter of 2014, the Company signed an amendment to the Credit Agreement which extended the maturity period to April 1, 2017. During the six months ended June 30, 2013 and 2014, the Company had no borrowings under the Credit Agreement.

In November 2006, our Board of Directors authorized a share repurchase program to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the share repurchase program to provide for the repurchase of up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of our Class B common stock. Under the revised share repurchase program, repurchases may take place in the open market and in privately negotiated transactions and at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2014, no shares of Class B common stock were repurchased under the share repurchase program.

For 2014, quarterly dividends of $771,000 and $846,000 were paid on February 18 and May 15 to Class A and Class B common stockholders of record as of the close of business on February 7 and May 5. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. In July 2014, our board of directors declared a regular quarterly dividend in the amount of $0.02 per share on our Class A and Class B common stock. We will pay approximately $854,000 in quarterly dividends on August 15, 2014 to the holders of record as of the close of business on August 5, 2014. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.4 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

Our condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions are not recognized until that deduction reduces taxes payable. For the six months ended June 30, 2014, we incurred an excess tax benefit which was not recorded because we are in a cumulative loss carryforward position for income taxes.

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

As of June 30, 2014, we have net deferred tax assets of $24.3 million, relating to the impairment of goodwill, amortization of intangibles assets, certain other temporary differences, federal and state NOL carryforwards, and research and development credits. During the first quarter of 2014, we adopted ASU 2011-13 whereby we reclassed uncertain tax positions of $534,000 from other non-current liabilities against our deferred tax assets. At December 31, 2013 and June 30, 2014, our valuation allowance was $23.0 million and $23.1 million, respectively, against our federal, state, city and foreign net deferred tax assets, as we believes it is more likely than not that these benefits will not be realized.

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

As of June 30, 2014, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $6.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of June 30, 2014, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of June 30, 2014, we have federal NOL carryforwards of $12.7 million, of which $4.4 million were acquired as part of the Jingle acquisition. In connection with the 2011 Jingle acquisition, we acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Code, the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets. We recorded acquired NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011. These acquired NOL carryforwards will begin to expire in 2026 and the remaining NOL carryforwards start expiring in 2032.

In addition, we had federal NOLs of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

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

Recent Accounting Pronouncement Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2013 Annual Report on Form 10-K. They have been updated to include information as of August 11, 2014.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $169.3 million as of June 30, 2014. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 20% of total revenues for the six months ended June 30, 2014. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. search marketplace for June 2014, Yahoo! and Microsoft accounted for 10% and 19%, respectively, of the core search market in the United States and Google accounted for 68%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. Additionally, these advertiser reseller partners and agencies may decide to operate the advertising services we perform internally with their own teams and technology. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party in April 2012. YP is our largest reseller partner and was responsible for 21% of our total revenues for the six months ended June 30, 2014 of which the majority is derived from our local leads platform. We cannot predict whether our business with YP in the future will continue at or near current levels and any decrease in such levels could have a material adverse impact on our business and results of operations.

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

We received approximately 61% and 67% of our revenue from our five largest customers for the year ended December 31, 2013 and the six months ended June 30, 2014, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 61% and 67% of our total revenues for the year ended December 31, 2013 and the six months ended June 30, 2014, respectively. YP and Allstate are our largest customers and were responsible for 21% and 33% our total revenues for the six months ended June 30, 2014, respectively, and 28% and 32% of accounts receivable at June 30, 2014, respectively. Most of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

One potential area of growth for us is in international markets. We have initiated operations, through our subsidiaries, in other countries. Currently we have operations in Canada, Ireland and the United Kingdom and digital services in Australia and New Zealand. We are contemplating exploring customer opportunities in France, Germany, Italy and Spain. Our international expansion and the integration of international operations present unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. Our continued international expansion also subjects us to increased foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations and financial condition.

The loss of our senior management, including our executive officer founders, could harm our current and future operations and prospects.

We are heavily dependent upon the continued services of Russell C. Horowitz, our chairman and chief executive officer, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. Further, as of June 30, 2014, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, together controlled 78% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive officer founders, for any reason, or any conflict among our executive officer founders, could harm our current and future operations and prospects.

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

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. As of June 30, 2014, our net deferred assets were $24.3 million. If we determine that our deferred tax assets will not result in a future tax benefit, an additional valuation allowance may be recorded with a corresponding charge to net income. Such charges may have a material adverse effect on our results of operations or financial condition. The likelihood of recording such a valuation allowance may be impacted by our acquisitions and increases during periods of economic downturn.

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

In addition, foreign governments may pass laws that could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy, eCommerce, and Data Protection Directives (and similar legislation in other countries where we may have operations). Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

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

•	The Communications Assistance for Law Enforcement Act may require that the Company undertake material modifications to its platforms and processes to permit wiretapping and other access for law enforcement personnel.

•	Under various Orders of the Federal Communications Commission, the Company may be required to make material retroactive and prospective contributions to funds intended to support Universal Service, Telecommunications Relay Service, Local Number Portability, the North American Numbering Plan and the budget of the Federal Communications Commission.

•	Laws in most states of the United States of America may require registration or licensing of one or more subsidiaries of the Company, and may impose additional taxes, fees or telecommunications surcharges on the provision of the Company’s services which the Company may not be able to pass through to customers.

•	Our international operations may expose us to telecommunications regulations in the countries where we are operating and these regulations could negatively affect the viability of our business.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through June 30, 2014. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

Sales of substantial amounts of our Class B common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class B common stock. Upon the closing of our public offering of common stock in April 2014 (the “Offering”), we had outstanding 36,860,747 shares of Class B common stock.

In connection with the Offering, subject to certain trading plans intended to comply with the requirements of Rule 10b5-1 of the Exchange Act, we, our directors and officers and the selling stockholders have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of Class B common stock without the permission of the representatives of the underwriters for a period of 90 days, or 180 days in the case of the selling stockholders from the closing of the Offering. When the lock-up period expires, we and our locked-up stockholders will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release, of the lock-up could cause our share price to fall. We also may issue our shares of Class B common stock or securities convertible into our Class B common stock from time to time in connection with a financing, an acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class B common stock to decline.

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

As of June 30, 2014, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 78% of the combined voting power of all outstanding shares of our capital stock. These executive officer founders together control 78% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive officer founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive officer founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive officer founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive officer founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive officer founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2014, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
April 1, 2014 – April 30, 2014(2)	32,500	$0.01	—	1,717,381
May 1, 2014 – May 31, 2014(3)	19,463	$10.59	—	1,717,381
June 1, 2014 – June 30, 2014(3)	9,816	$11.47	—	1,717,381

Total Class B Common Shares	61,779	$5.16	—	1,717,381

(1)	We have established a share repurchase program which currently authorizes the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. No shares will be knowingly purchased from company insiders or their affiliates. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. This stock repurchase program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. There were no shares repurchased under this program during the second quarter of 2014.
(2)	Shares of restricted equity subject to vesting which were issued to a certain employees. We repurchased shares which were not already vested for $0.01 per share upon termination of employment.
(3)	Shares which were repurchased to satisfy certain employees’ minimum tax withholding obligations in connection with the vesting of restricted stock units and was based on the fair market value on the vesting date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits:

†(+)10.43	Amended Statement of Work (Call Advertising Services Project) entered into on May 1, 2014 which amends the Statement of Work (Call Advertising Services Project) effective January 1, 2014, by and between Marchex Sales, LLC (f/k/a Marchex Sales, Inc., f/k/a MDNH, Inc.) and Allstate Insurance Company, an Illinois insurance company.

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.
(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller
(Principal Accounting Officer)

August 11, 2014