Form 10-Q
period 2014-09-30
MARCHEX INC
filed 2014-11-10
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 7, 2014
Class A common stock, par value $.01 per share	5,232,636
Class B common stock, par value $.01 per share	37,611,172

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2013	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$30,912	$80,652
Accounts receivable, net	30,005	33,531
Prepaid expenses and other current assets	2,943	3,132
Refundable taxes	97	92
Deferred tax assets	1,016	—

Total current assets	64,973	117,407
Property and equipment, net	5,440	5,286
Deferred tax assets	25,138	—
Intangible and other assets, net	484	328
Goodwill	65,679	65,679
Intangible assets from acquisitions, net	434	—

Total assets	$162,148	$188,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,922	$20,620
Accrued expenses and other current liabilities	7,988	8,622
Deferred revenue	1,388	1,592

Total current liabilities	25,298	30,834
Other non-current liabilities	2,095	1,221

Total liabilities	27,393	32,055
Stockholders’ equity:
Class A common stock	80	55
Class B common stock	309	376
Treasury stock	(2)	—
Additional paid-in capital	305,517	347,023
Accumulated deficit	(171,149)	(190,809)

Total stockholders’ equity	134,755	156,645

Total liabilities and stockholders’ equity	$162,148	$188,700

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2014	2013	2014
Revenue	$112,870	$149,353	$40,560	$49,181

Expenses:
Service costs (1)	68,025	96,728	25,293	32,055
Sales and marketing (1)	8,350	9,161	2,801	2,940
Product development	20,586	22,599	6,833	7,581
General and administrative	15,003	16,127	4,679	5,380
Amortization of intangible assets from acquisitions (2)	2,500	434	709	—
Acquisition and separation related costs	940	(68)	286	—

Total operating expenses	115,404	144,981	40,601	47,956
Gain on sales and disposals of intangible assets, net	3,739	—	1,047	—

Income from operations	1,205	4,372	1,006	1,225
Other income (expense):
Interest income	12	1	3	—
Interest and line of credit expense	(57)	(57)	(20)	(19)
Other	(3)	13	(2)	—

Total other income (expense)	(48)	(43)	(19)	(19)

Income from continuing operations before provision for income taxes	1,157	4,329	987	1,206
Income tax expense	797	24,277	389	22,980

Net income (loss) from continuing operations	360	(19,948)	598	(21,774)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(77)	9	(46)	—
Gain on sale of discontinued operations, net of tax	929	278	929	278

Discontinued operations, net of tax	852	287	883	278
Net income (loss)	1,212	(19,661)	1,481	(21,496)
Dividends paid to participating securities	—	(98)	—	(29)

Net income (loss) applicable to common stockholders	$1,212	$(19,759)	$1,481	$(21,525)

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders:
Continuing operations	$0.01	$(0.51)	$0.02	$(0.53)
Discontinued operations, net of tax	$0.02	$0.01	$0.02	$0.01

Basic and diluted net income (loss) applicable to Class A and Class B common stockholders	$0.03	$(0.50)	$0.04	$(0.52)
Dividends paid per share	$—	$0.06	$—	$0.02
Shares used to calculate basic net income (loss) per share applicable to common stockholders
Class A	9,168	6,062	8,377	5,233
Class B	26,280	33,546	27,308	36,041
Shares used to calculate diluted net income (loss) per share applicable to common stockholders
Class A	9,168	6,062	8,377	5,233
Class B	36,371	39,608	37,277	41,274
(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$1,579	$434	$402	$—
Sales and marketing	921	—	307	—

Total	$2,500	$434	$709	$—

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net income (loss)	$1,212	$(19,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	5,291	3,195
Loss on sale of fixed assets	5	—
Acquisition related costs	—	(68)
Gain on sale of discontinued operations	(1,492)	(422)
Gain on sales and disposals of intangible assets, net	(3,739)	—
Allowance for doubtful accounts and advertiser credits	1,431	949
Stock-based compensation	6,901	9,024
Deferred income taxes	1,024	24,390
Excess tax benefit related to stock-based compensation	(209)	—
Change in certain assets and liabilities:
Accounts receivable, net	(6,252)	(4,475)
Refundable taxes	192	5
Prepaid expenses, other current assets and other assets	(462)	(26)
Accounts payable	2,897	4,628
Accrued expenses and other current liabilities	649	646
Deferred revenue	69	204
Other non-current liabilities	(30)	(272)

Net cash provided by operating activities	7,487	18,117
Cash flows from investing activities:
Purchases of property and equipment	(2,476)	(2,297)
Proceeds from sales of intangible assets	3,739	—
Purchases of intangible and changes in other non-current assets	(124)	(185)
Proceeds from sale of discontinued operations	1,058	304

Net cash provided by (used in) investing activities	2,197	(2,178)
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	209	—
Proceeds from offering, net of costs	—	32,527
Tax withholding related to restricted stock awards	(1,639)	(467)
Common stock dividend payments	—	(2,474)
Repurchase of Class B common stock	(119)	—
Proceeds from exercises of stock options and issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	1,040	4,166
Proceeds from employee stock purchase plan	46	49

Net cash provided by (used in) financing activities	(463)	33,801

Net increase in cash and cash equivalents by operations	9,221	49,740
Cash and cash equivalents at beginning of period	15,930	30,912

Cash and cash equivalents at end of period	$25,151	$80,652

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$25	$31

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile and call advertising technology company. The Company provides products and services for businesses of all sizes that depend on consumer phone calls to drive sales. The Company’s technology platform delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect high-intent consumers with business over the phone while its technology facilitates call quality, analyzes calls in real time, and measures the outcomes of calls. The Company through its Archeo division enables the buying, selling and development of domain names. The Company also provides performance-based online advertising that connects advertisers with consumers across our owned web sites as well as third party web sites.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

The Company’s condensed consolidated financial statements presented include the condensed consolidated balance sheets as of December 31, 2013 and September 30, 2014, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2014.

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

On September 10, 2013, the Company launched its Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the condensed consolidated financial statements. Historically, the sale of domain names were not a core operation of the Company and were peripheral to the generation of advertising revenue from domain names held for use and as such, domain name sales were reported as gains on sales and disposals of intangible assets, net in the condensed consolidated financial statements. Substantially all of the Company’s domain names that are available for sale are also used to generate advertising revenue. The Company also continues to maintain a portfolio of domain names, which are solely held for use primarily to generate advertising revenue.

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

Revenues

The following table presents the Company’s revenues by segment for the periods presented (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Call-driven	$100,668	$137,728	$35,668	$46,379
Archeo	12,202	11,625	4,892	2,802

Total Revenue	$112,870	$149,353	$40,560	$49,181

Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of the Company’s Call Analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action marketing services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution, as well as from the sale of domain names occurring after the launch of the Company’s Domains Marketplace in September 2013. Prior to the launch of Domains Marketplace, the sale of domain names were reported as gains on sales and disposals of intangible assets, net in the condensed consolidated financial statements. Total domain name sales before and after launch totaled $1.9 million and $4.6 million for the three and nine months ended September 30, 2013, respectively, compared to $1.6 million and $5.7 million of domain sales revenue for the three and nine months ended September 30, 2014, respectively. See Note 6. Segment Reporting and Geographic Information for further discussion regarding the Company’s operating segments.

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Partner and Other Revenue Sources	$105,743	$140,304	$37,412	$46,914
Proprietary Web site Traffic Sources and Domain Names	7,127	9,049	3,148	2,267

Total Revenue	$112,870	$149,353	$40,560	$49,181

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

The Company’s proprietary web site traffic revenues are generated from the Company’s portfolio of owned web sites, which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, and other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of the Company’s owned and operated web sites and calls or clicks on a particular listing or completes the specified action, the Company receives a fee. Other proprietary web site traffic revenues include domain name sales, which were recognized as revenue with the launch of its Domains Marketplace in September 2013.

(3) Stock-based Compensation Plans

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the condensed consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Service costs	$818	$1,017	$455	$373
Sales and marketing	474	663	211	226
Product development	1,127	2,017	361	666
General and administrative	4,456	5,327	1,338	1,759

Total stock-based compensation	$6,875	$9,024	$2,365	$3,024

Income tax benefit related to stock-based compensation included in net income (loss)	$1,937	$2,682	$686	$830

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows and is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions are not recognized until that deduction reduces taxes payable. For the nine months ended September 30, 2014, the Company incurred an excess tax deduction of $6.5 million for which the tax benefit was not recorded because the Company is in a cumulative loss carryforward position for income taxes.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended September 30, 2013 and 2014, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Expected life (in years)	4.0-6.25	4.0	4.0-6.25	4.0
Risk-free interest rate	1.09%	1.26%	1.52%	1.45%
Expected volatility	56%	55-62%	61%	62%
Expected dividend yield	1.74%	0.76%	1.00%	0.76%

Stock option activity during the nine months ended September 30, 2014 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2013	7,707,713	$7.48	6.99	$17,148
Options granted	1,167,786	10.13
Options forfeited	(210,407)	6.03

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options expired	(89,077)	11.75
Options exercised	(743,491)	5.60

Balance at September 30, 2014	7,832,524	$8.04	6.73	$133

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

Restricted stock awards and restricted stock units activity during the nine months ended September 30, 2014 is summarized as follows:

	Shares/ Units	Weighted average grant date fair value
Unvested balance at December 31, 2013	2,709,443	$5.41
Granted	618,992	10.03
Vested	(643,830)	4.69
Forfeited	(78,500)	4.23

Unvested balance at September 30, 2014	2,606,105	$6.72

The Company repurchased 41,287 shares from certain executives for minimum withholding taxes on 143,650 restricted stock awards that vested during the nine months ended September 30, 2014. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $467,000, which was remitted in cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the condensed consolidated statement of cash flows when paid.

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

The following table calculates net income (loss) from continuing operations to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2013		2014
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$87	$273	$(3,067)	$(16,881)
Dividends paid to participating securities	—	—	—	(98)

Net income (loss) from continuing operations applicable to common stockholders	$87	$273	$(3,067)	$(16,979)
Discontinued operations, net of tax	207	645	42	245

Net income (loss) applicable to common stockholders	$294	$918	$(3,025)	$(16,734)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,168	26,280	6,062	33,546

Basic net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$0.01	$0.01	$(0.51)	$(0.51)
Discontinued operations, net of tax	0.02	0.02	0.01	0.01

Basic net income (loss) per share applicable to common stockholders	$0.03	$0.03	$(0.50)	$(0.50)

	Three months ended September 30,
	2013		2014
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) from continuing operations	$133	$465	$(2,764)	$(19,010)
Dividends paid to participating securities	—	—	—	(29)

Net income (loss) from continuing operations applicable to common stockholders	$133	$465	$(2,764)	$(19,039)
Discontinued operations, net of tax	196	687	34	244

Net income (loss) applicable to common stockholders	$329	$1,152	$(2,730)	$(18,795)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	8,377	27,308	5,233	36,041

Basic net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$0.02	$0.02	$(0.53)	$(0.53)
Discontinued operations, net of tax	0.02	0.02	0.01	0.01

Basic net income (loss) per share applicable to common stockholders	$0.04	$0.04	$(0.52)	$(0.52)

The following table calculates net income from continuing operations to net income applicable to common stockholders used to compute diluted net income per share for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2013		2014
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$87	$273	$(3,067)	$(16,881)
Dividends paid to participating securities	—	—	—	(98)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	87	—	(3,067)

Net income (loss) from continuing operations applicable to common stockholders	$87	$360	$(3,067)	$(20,046)
Discontinued operations, net of tax	204	648	42	245
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	204	—	42

Discontinued operations, net of tax	$204	$852	$42	$287

Net income (loss) applicable to common stockholders	$291	$1,212	$(3,025)	$(19,759)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,168	26,280	6,062	33,546
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	923	—	—
Conversion of Class A to Class B common shares outstanding	—	9,168	—	6,062

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,168	36,371	6,062	39,608

Diluted net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$0.01	$0.01	$(0.51)	$(0.51)
Discontinued operations, net of tax	0.02	0.02	0.01	0.01

Net income (loss) per share applicable to common stockholders	$0.03	$0.03	$(0.50)	$(0.50)

	Three months ended September 30,
	2013		2014
	Class A	Class B	Class A	Class B
Numerator:
Net income from continuing operations	$129	$469	$(2,764)	$(19,010)
Dividends paid to participating securities	—	—	—	(29)
Reallocation of net income for Class A shares as a result of conversion of Class A to Class B shares	—	129	—	(2,764)

Net income from continuing operations applicable to common stockholders	$129	$598	$(2,764)	$(21,803)
Diluted discontinued operations, net of tax	191	692	34	244
Reallocation of diluted discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	191	—	34

Discontinued operations, net of tax	$191	$883	$34	$278

Net income applicable to common stockholders	$320	$1,481	$(2,730)	$(21,525)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	8,377	27,308	5,233	36,041
Weighted average stock options and warrants and common shares subject to repurchase or cancellation	—	1,592	—	—
Conversion of Class A to Class B common shares outstanding	—	8,377	—	5,233

Weighted average number of shares outstanding used to calculate diluted net income per share	8,377	37,277	5,233	41,274

Diluted net income per share:
Net income from continuing operations applicable to common stockholders	$0.02	$0.02	$(0.53)	$(0.53)
Discontinued operations, net of tax	0.02	0.02	0.01	0.01

Diluted net income per share applicable to common stockholders	$0.04	$0.04	$(0.52)	$(0.52)

The weighted average number of shares used to calculate the diluted net income (loss) per share includes the weighted average number of shares from the assumed conversion of Class A common stock to Class B common stock.

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three and nine months ended September 30, 2013, outstanding options to acquire 3,649 and 6,025 shares of Class B common stock, respectively. For the three and nine months ended September 30, 2014, outstanding options to acquire 7,833 shares of Class B common stock.

•	For the three and nine months ended September 30, 2013, 280 shares of unvested Class B restricted common shares issued to employees and in connection with acquisitions. For the three and nine months ended September 30, 2014, 1,503 shares of unvested Class B restricted common shares issued to employees and in connection with acquisitions.

•	For the three and nine months ended September 30, 2013, 181 restricted stock units. For the three and nine months ended September 30, 2014, 1,103 restricted stock units.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. In September 2014, Advertiser C ceased purchases of the Company’s pay-for-call services. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. In 2013 and 2014, the Company’s largest distribution partner was paid less than 20% of consolidated revenue.

The advertisers representing more than 10% of consolidated revenue are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Advertiser A	25%	22%	25%	23%
Advertiser B	14%	*	13%	*
Advertiser C	11%	33%	12%	31%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows:

	At December 31, 2013	At September 30, 2014
Advertiser A	41%	32%
Advertiser B	14%	*
Advertiser C	13%	26%

*	Less than 10%

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

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed. The carrying amount of goodwill by operating segment at September 30, 2014 was approximately $63.3 million and $2.4 million for Call-driven and Archeo, respectively.

Selected segment information (in thousands):

	Nine months ended September 30, 2014
	Call-driven	Archeo	Total
Revenue	$137,728	$11,625	$149,353
Operating expenses	129,140	6,451	135,591

Segment profit	$8,588	$5,174	$13,762

	Nine months ended September 30, 2014
	Call-driven	Archeo	Total
Less reconciling items:
Stock based compensation			9,024
Amortization of intangible assets from acquisitions			434
Acquisition and separation related costs			(68)
Interest expense and other, net			43

Income from continuing operations before provision for income taxes			$4,329

	Nine months ended September 30, 2013
	Call-driven	Archeo	Total
Revenue	$100,668	$12,202	$112,870
Operating expenses	96,096	8,993	105,089
Gain on sales of intangible assets, net	—	3,739	3,739

Segment profit	$4,572	$6,948	$11,520
Less reconciling items:
Stock based compensation			6,875
Amortization of intangible assets from acquisitions			2,500
Acquisition and separation related costs			940
Interest expense and other, net			48

Income from continuing operations before provision for income taxes			$1,157

	Three months ended September 30, 2014
	Call-driven	Archeo	Total
Revenue	$46,379	$2,802	$49,181
Operating expenses	43,099	1,833	44,932

Segment profit	$3,280	$969	$4,249
Less reconciling items:
Stock based compensation			3,024
Amortization of intangible assets from acquisitions			—
Acquisition and separation related costs			—
Interest expense and other, net			19

Income from continuing operations before provision for income taxes			$1,206

	Three months ended September 30, 2013
	Call-driven	Archeo	Total
Revenue	$35,668	$4,892	$40,560
Operating expenses	33,975	3,266	37,241
Gain on sales of intangible assets, net	—	1,047	1,047

Segment profit	$1,693	$2,673	$4,366
Less reconciling items:
Stock based compensation			2,365
Amortization of intangible assets from acquisitions			709
Acquisition and separation related costs			286
Interest expense and other, net			19

Income from continuing operations before provision for income taxes			$987

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
United States	94%	95%	95%	96%
Canada	6%	3%	5%	3%
Other countries	*	2%	*	1%

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2013	At September 30, 2014
Computer and other related equipment	$17,794	$17,711
Purchased and internally developed software	7,672	7,830
Furniture and fixtures	1,319	1,359
Leasehold improvements	1,829	1,834

	$28,614	$28,734
Less: accumulated depreciation and amortization	(23,174)	(23,448)

Property and equipment, net	$5,440	$5,286

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company has not capitalized any internally developed costs for the three and nine months ended September 30, 2013 and 2014.

Depreciation and amortization expense, related to property and equipment was approximately $868,000 and $863,000 for the three months ended September 30, 2013 and 2014, respectively, and was $2.6 million for both the nine months ended September 30, 2013 and 2014.

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

(in thousands)	Facilities operating leases	Other contractual obligations	Total
2014	$587	$958	$1,545
2015	2,271	2,230	4,501
2016	2,313	1,264	3,577
2017	2,372	—	2,372
2018	577	—	577

Total minimum payments	$8,120	$4,452	$12,572

Rent expense incurred by the Company was approximately $463,000 and $467,000 for the three months ended September 30, 2013 and 2014, respectively, and was $1.4 million for both the nine months ended September 30, 2013 and 2014.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). In 2011, the Company signed an amendment to the Credit Agreement, which extended the maturity period through to April 1, 2014. During the first quarter of 2014, the Company signed an amendment to the Credit Agreement, which extended the maturity period to April 1, 2017. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the nine months ended September 30, 2013 and 2014, the Company had no borrowings under the Credit Agreement.

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

(b) Taxes

As of September 30, 2014, based upon both positive and negative evidence available, the Company has determined that it is not more likely than not that its deferred tax assets of $45.4 million will be realized and accordingly, the Company has recorded 100% valuation allowance of $45.4 million against these deferred tax assets. During the three months ended September 30, 2014, the valuation allowance increased by $22.3 million resulting in a corresponding income tax expense of $22.3 million. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. The Company incurred taxable losses in 2012 and 2013 of $3.5 million and $7.6 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with the Company resulting in lower projected revenue and profitability and a taxable loss is expected for 2014. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized and the valuation allowance was increased to $45.4 million during the three months ended September 30, 2014.

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

(11) Goodwill

There was no change in goodwill during the nine months ended September 30, 2014. The following table outlines our goodwill by reporting unit (in thousands):

	December 31, 2013	September 30, 2014
Call-Driven	$63,305	$63,305
Archeo	2,374	2,374

Total	$65,679	$65,679

The Company reviews goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the three months ended September 30, 2014, the Company performed impairment testing in accordance with ASC 350 in light of the macroeconomic and competitive environments, customer changes, lower projected revenue and profitability and a significant decrease in our market capitalization in September 2014. The Company also performed a review of its intangible assets under ASC 360. The estimated fair values of our reporting units were based on estimates of future operating results, discounted cash flows and other market-based factors. As a result of this testing, the Company concluded that there was no impairment of goodwill and intangible assets during the three months ended September 30, 2014.

When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of the Company’s common stock and market capitalization. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis in future periods. The Company cannot accurately predict the amount and timing of any future impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, the Company would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period October 1, 2014 to November 10, 2014, the Company’s stock price approached the then book value. To the extent that changes in the current business environment impact the

Company’s ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in the fourth quarter.

(12) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	At December 31, 2013	At September 30, 2014
Internet domain names	$14,514	$14,602
Less accumulated amortization	(14,376)	(14,479)

Internet domain names, net	138	123
Other assets:
Registration fees, net	12	—
Other	334	205

Total intangibles and other assets, net	$484	$328

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, as other intangible assets, which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

On September 10, 2013, the Company launched its Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the condensed consolidated financial statements. The net carrying value of Internet domain names as of September 30, 2014 related to both domain names held for use and available for sale.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three and nine months ended September 30, 2014 to renew or extend the term for domain names was $558,000 and $1.6 million, respectively. The weighted average renewal period for registration fees as of September 30, 2014 was approximately one year.

Amortization expense for internet domain names was approximately $80,000 and $44,000 for the three months ended September 30, 2013 and 2014, respectively, and was $224,000 and $199,000 for the nine months ended September 30, 2013 and 2014, respectively. Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $36,000 for the remainder of 2014, $82,000 in 2015, $5,000 in 2016 and $0 thereafter.

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

In July 2014, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on August 15, 2014 to the holders of record as of the close of business on August 5, 2014. The Company paid approximately $856,000 in quarterly dividends. For the nine months ended September 30, 2014, the Company paid approximately $2.5 million in dividends.

In November 2006, the Company’s board of directors authorized a share repurchase program (the “2006 Repurchase Program”) for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. The Company’s board of directors has authorized increases to the 2006 Repurchase Program for the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the 2006 Repurchase Program) of the Company’s Class B common stock. During the nine months ended September 30, 2014, the Company did not repurchase any shares of Class B common stock as part of the 2006 Repurchase Program.

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.

During the three and nine months ended September 30, 2014, the Company retired approximately 64,079 and 239,087 shares of treasury stock, respectively, which was approved by the Company’s board of directors.

(14) Discontinued Operations

On July 19, 2013, we completed the sale of certain pay-per-click advertising services to an unrelated third party. Accordingly, we have presented the results of operations of these certain pay-per-click assets in the condensed consolidated financial statements through July 19, 2013 as discontinued operations, net of tax. The operating results for the discontinued operations were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Revenue	$3,185	$—	$262	$—
Income (loss) before provision for income taxes	(123)	14	(74)	—
Income tax expense (benefit)	(46)	5	(28)	—

Income (loss) from discontinued operations, net of tax	(77)	9	(46)	—

Gain on sale of discontinued operations	1,492	422	1,492	422
Income tax expense	563	144	563	144

Gain on sale of discontinued operations, net of tax	929	278	929	278

Discontinued operations, net of tax	$852	$287	$883	$278

The net cash proceeds from the sale were approximately $1.1 million in 2013. The net carrying value of liabilities assumed net of goodwill associated with the component sold was approximately $435,000 resulting in a net gain of $1.5 million from the sale. The sale includes contingent earn-out consideration payments that depend upon the achievement of certain thresholds and will be recognized as income when received. During the three months ended September 30, 2014, the Company received an earn-out consideration payment and recognized a gain on sale, net of tax of $278,000.

(15) Subsequent Events

In October 2014, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on November 18, 2014 to the holders of record as of the close of business on November 7, 2014. The Company expects to pay approximately $857,000 for these quarterly dividends.

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

Our technology-based products and services enable our customers to connect with consumers across leading third-party mobile and online channels, as well as our proprietary network of locally-focused web sites. We have direct relationships with large national advertisers and advertising agencies, which utilize our products and services to plan, execute and measure their call-focused advertising campaigns. We also provide private-label performance marketing solutions for SMBs through a network of large reseller partners, which include Yellow Pages publishers, media and telecommunications companies and vertical marketing service providers. We enable these partners to sell pay-for-call advertising, call-analytics, search engine marketing and other digital marketing services to their millions of small business customers. We execute these campaigns for them using our technology. Our primary products are as follows:

•	Marchex Call Marketplace. Through the Marchex Call Marketplace, we deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. The Marchex Call Marketplace is a mobile advertising solution focused on delivering customers on a pay-for-call basis. We offer exclusive and preferred ad placements across numerous mobile and online media sources to drive advertiser qualified calls to their businesses. It leverages our Marchex Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers that block spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•	Marchex Call Analytics. Our Marchex Call Analytics technology platform provides data and insights that measure the performance of mobile, online and offline advertising for advertisers and small business resellers. Our analytics technology tracks calls and helps advertisers understand which marketing channels, advertisements, keywords and creative are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Call Analytics also includes call recording, call quality filtering and real-time call intelligence to provide rich insights into what is happening during a call and to measure the outcome of calls and return on investment. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•	Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, search marketing and presence management ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting, and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party in April 2012. Under our primary contract, we generate revenues from our local leads platform from YP. We also have a separate pay-for-call services arrangement with YP. YP is our largest reseller partner and was responsible for 23% and 22% of our total revenues for the three and nine months ended September 30, 2014.

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

We generate revenue from two business segments. Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our Call Analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution, as well as from the sale of domain names in our Domains Marketplace. During the nine months ended September 30, 2013 and 2014, call-driven revenue was more than 89% of our revenues for both periods. We operate primarily in domestic markets. For details on revenue by segment and geographical area for the three months ended September 30, 2013 and 2014, see Note 6. Segment Reporting and Geographic Information of the notes to our condensed consolidated financial statements.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2013 and 2014.

Revenue

We currently generate revenue through our call advertising services, pay-per-click advertising, local leads platform that include our call and click services, proprietary web site traffic, and domain name sales.

Our primary sources of revenue are the performance-based advertising services, which include call advertising services, pay-per-click services, and cost-per-action services. These primary sources amounted to more than 77% of our revenues in all periods presented. Our secondary sources of revenue are our local leads platform, which enables partner resellers to sell call advertising and/or search marketing products, campaign management services, and, starting in September 2013, domain name sales through our Domains Marketplace. These secondary sources amounted to less than 23% of our revenues in all periods presented. We have no barter transactions.

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

Search Marketing Services and Domain Name Sales

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

We have revenue concentrations with certain large advertisers and most of these customers are not subject to long term contracts with us and are generally able to reduce or cease advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues and profitability. This could have a material adverse effect on our results of operations and financial condition.

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

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. During the first quarter of 2014, we adopted ASU 2013-11 whereby we reclassed uncertain tax positions of $534,000 from other non-current liabilities against our deferred tax assets.

As of September 30, 2014, based upon both positive and negative evidence available, we have determined that it is not more likely than not that deferred tax assets of $45.4 million will be realized and accordingly, we have recorded 100% valuation allowance of $45.4 million against these deferred tax assets. During the three months ended September 30, 2014, the valuation allowance increased by $22.3 million resulting in a corresponding income tax expense of $22.3 million. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income and tax planning strategies as well as our history of taxable income or losses in the relevant jurisdiction in making this assessment. We incurred taxable losses in 2012 and 2013 of $3.5 million and $7.6 million, respectively. During the third quarter of 2014, a significant customer cancelled its agreement resulting in lower projected revenue and profitability and a taxable loss is expected for 2014. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized and the valuation allowance was increased to $45.4 million during the quarter.

As of September 30, 2014, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $6.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of September 30, 2014, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of September 30, 2014, we have federal NOL carryforwards of $13.4 million, of which $4.4 million were acquired as part of the Jingle acquisition. In connection with the 2011 Jingle acquisition, we acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code (“Code”), the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets. We recorded acquired NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011. These acquired NOL carryforwards will begin to expire in 2026 and the remaining NOL carryforwards start expiring in 2032.

As of September 30, 2014, we had federal NOLs of $1.7 million which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain our operating results as a percentage of revenue for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2014	2013	2014
Revenue	100%	100%	100%	100%

Expenses:
Service costs	60%	65%	62%	65%
Sales and marketing	8%	6%	7%	6%
Product development	18%	15%	17%	15%
General and administrative	13%	11%	11%	11%
Amortization of intangible assets from acquisitions	1%	0%	2%	0%
Acquisition and separation related costs	2%	0%	1%	0%

Total operating expenses	102%	97%	100%	97%
Gain on sales and disposals of intangible assets, net	3%	—	3%	—

Income from operations	1%	3%	3%	3%
Other income (expense)	(0%)	(0%)	(0%)	(0%)

Income before provision for income taxes	1%	3%	3%	3%
Income tax expense	1%	16%	1%	47%

Net income (loss) from continuing operations	0%	(13%)	2%	(44%)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(0%)	0%	(0%)	—
Gain on sale of discontinued operations, net of tax	1%	0%	2%	0%

Discontinued operations, net of tax	1%	0%	2%	0%

Net income (loss)	1%	(13%)	4%	(44%)
Dividends paid to participating securities	—	(0%)	—	(0%)

Net income (loss) applicable to common stockholders	1%	(13%)	4%	(44%)

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

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Call-driven
Revenue	$100,668	$137,728	$35,668	$46,379
Operating Expenses	96,096	129,140	33,975	43,099

Segment profit	$4,572	$8,588	$1,693	$3,280

Archeo
Revenue	$12,202	$11,625	$4,892	$2,802
Operating Expenses	8,993	6,451	3,266	1,833
Gain on sale of intangible assets, net	3,739	—	1,047	—

Segment profit	$6,948	$5,174	$2,673	$969

Reconciliation of segment profit from operations to income from continuing operations before provision for income taxes:
Total segment profit	$11,520	$13,762	$4,366	$4,249
Less reconciling items:
Stock based compensation	6,875	9,024	2,365	3,024
Amortization of intangible assets from acquisitions	2,500	434	709	—
Acquisition and separation related costs	940	(68)	286	—
Other expense (income)	48	43	19	19

Income from continuing operation before provision for income taxes	$1,157	$4,329	$987	$1,206

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Reconciliation of segment revenue to consolidated revenue
Call-Driven	$100,668	$137,728	$35,668	$46,379
Archeo	12,202	11,625	4,892	2,802

Total	$112,870	$149,353	$40,560	$49,181

Comparison of the Three months ended September 30, 2013 to the Three months ended September 30, 2014 and the Nine months ended September 30, 2013 to the Nine months ended September 30, 2014.

Revenue

Revenue increased 21% from $40.6 million for the three months ended September 30, 2013 to $49.2 million in the same period in 2014. Revenue increased 32% from $112.9 million for the nine months ended September 30, 2013 to $149.4 million in the same period in 2014. The increases were due primarily to an increase in our call-driven revenues.

Our Call-driven revenues increased 30% from $35.7 million for the three months ended September 30, 2013 to $46.4 million in the same period in 2014. Our Call-driven revenues increased 37% from $100.7 million for the nine months ended September 30, 2013 to $137.7 million in the same period in 2014. This increase was primarily due to an increase in national advertiser budgets in our pay-for-call services within our Call Marketplace.

Our Archeo revenues decreased 42% from $4.9 million for the three months ended September 30, 2013 to $2.8 million in the same period in 2014. Archeo revenues for the three months ended September 30, 2014 included domain name sales of $1.6 million compared to total domain transactions of $1.9 million in 2013, which is comprised of $899,000 recognized in revenue after the launch of Domains Marketplace and $1.0 million recognized as gain/loss on sale of intangible assets, net, prior to the launch of Domains Marketplace. The decrease in revenues was primarily from our cost-per-actions revenue from resellers related to our local search and directory web sites, our pay-per-click listings revenue and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on our pay-per-click listings, which was partially offset by the increase in domain name revenues. Archeo revenues decreased 5% from $12.2 million for the nine months ended September 2013 to $11.6 million in the same period in 2014. Archeo revenues for the nine months ended September 30, 2014 included domain name revenues of $5.7 million compared to total domain transactions of $4.6 million, which is comprised of $899,000 recognized in revenues and $3.7 million recognized as gain/loss on sale of intangible assets, net, prior to the launch of Domains Marketplace. The decrease in revenues was primarily from our cost-per-actions revenue from resellers related to our local search and directory web sites, our pay-per-click listings revenue and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on our pay-per-click listings, which was partially offset by the increase in domain name revenues.

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Partner and Other Revenue Sources	$105,743	$140,304	$37,412	$46,914
Proprietary Web site Traffic Sources and Domain Names	7,127	9,049	3,148	2.267

Total Revenue	$112,870	$149,353	$40,560	$49,181

Our partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-for-click advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms. The partner and other revenues increased 25% from $37.4 million for the three months ended September 30, 2013 to $46.9 million in the same period in 2014. The partner and other revenues increased 33% from $105.7 million for the nine months ended September 30, 2013 to $140.3 in the same period in 2014. The increases in both periods were primarily due to an increase in our call-driven revenues offset partially by a decrease in our pay-per-click listings revenues and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on the pay-per-click listings.

Our proprietary web site traffic revenues are generated from our portfolio of owned web sites, which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee. We also generate revenue from domain name sales. Our proprietary web site traffic and domain name revenues decreased 28% from $3.1 million for the three months ended September 30, 2013 to $2.3 million for the same period in 2014. This decrease was primarily attributable to a $1.4 million decrease in cost-per-actions revenue due to lower budgets from resellers related to our local search and directory web sites. This decrease was partially offset by domain sales recognized in revenue of $1.6 million for the three months ended September 30, 2014 compared to $899,000 for the three months ended September 30, 2013. Total domain name sales transactions recorded in gain/loss on sale of intangible assets, net was $1.0 million. Our proprietary web site traffic and domain name revenues was $7.1 million for the nine months ended September 30, 2013 and $9.0 million for the same period in 2014. This increase was primarily due to domain name sales recognized in revenues of $5.7 million for the nine months ended September 30, 2014 compared to $899,000 of domain sales recognized in revenue for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, there were additional domain name transactions which totaled $3.7 million and were recognized as gain/loss on sale of intangible assets. This increase was offset partially by a $2.4 million decrease in revenues for cost-per-actions due to lower budgets from resellers related to our local search and directory web sites. The increase was also offset to a lesser extent by a decrease in revenues generated from our pay-per-click listings on our web sites due to lower click-throughs.

Our arrangement with Allstate Insurance Company (“Allstate”) is for call advertising services, which accounted for 12% and 31% of total revenues for the three months ended September 30, 2013 and 2014, respectively and 11% and 33% of total revenues for the nine months ended September 30, 2013 and 2014, respectively. Our primary arrangement with Allstate in 2014 was for pay-for-call services within our Call Marketplace whereby we charge an agreed-upon price for qualified calls or leads from our network. In September 2014, Allstate ceased purchases of the pay-for-call services and reduced their planned pay-for-call advertising spend for the fourth quarter of 2014 to zero. We do not expect Allstate will purchase additional pay-for-call services in the foreseeable future, which is anticipated to have a material adverse effect on our future operating results, but do expect there may be a call analytics service relationship prospectively that is anticipated to provide a small, non-material financial contribution to our future operating results. Allstate accounted for $15.4 million and $48.8 million of total revenues for the three and nine months ended September 30, 2014. The related distribution partner payments (a component of service costs) were $13.7 million and $43.3 million and revenues less such distribution partner payments were $1.7 million and $5.5 million, for the three and nine months ended September 30, 2014, respectively.

Our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC that AT&T sold a majority stake in to a private equity third party in April 2012. Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and /or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through June 2015 that includes certain provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. In July 2013, we amended our arrangement with YP, which lowered certain agency fees beginning July 1, 2013 through June 2015. We also extended a separate pay-for-call relationship through June 2015 with YP within our Call Marketplace. We charge an agreed-upon price for qualified calls or leads from our network. Amounts we receive from YP for the pay-for-call services has grown due to more dollars being spent by the small business accounts on our platform on our pay-for-call services. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total revenue may decrease. We expect, given the reduction of spend from Allstate, YP will comprise a greater percentage of total revenues in the near term periods. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. In addition, to the extent YP decreases the number of new advertiser accounts with us, it may result in fewer small business accounts and related revenues on our platform. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in June 2015, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. YP accounted for 25% and 23% of total revenues for the three months ended September 30, 2013 and 2014, respectively, and 25% and 22% of total revenues for the nine months ended September 30, 2013 and 2014, respectively.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of phone calls, click-throughs, and cost-per-actions performed by users of our service through our distribution partners and proprietary web site traffic sources and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers. We believe this is dependent in part on delivering high quality traffic and marketing our web sites that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources, which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. Companies distributing advertising through the Internet and mobile sources have experienced, and will likely to continue experience consolidation. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations. In addition, our ability to maintain and grow revenues will also depend on maintaining and growing the number of domain name sales and the average revenue per domain. If we are unable to attract prospective buyers to purchase domains and at the price we value the domains, our revenue and results of operations could be materially and adversely affected.

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

Expenses

Expenses were as follows (in thousands):

	Nine months ended September 30,				Three months ended September 30,
	2013	% of revenue	2014	% of revenue	2013	% of revenue	2014	% of revenue
Service costs	$68,025	60%	$96,728	65%	$25,293	62%	$32,055	65%
Sales and marketing	8,350	8%	9,161	6%	2,801	7%	2,940	6%
Product development	20,586	18%	22,599	15%	6,833	17%	7,581	15%
General and administrative	15,003	13%	16,127	11%	4,679	11%	5,380	11%
Amortization of intangible assets from acquisitions	2,500	2%	434	0%	709	2%	—	—
Acquisition and separation related costs	940	1%	(68)	0%	286	1%	—	—

	$115,404	102%	$144,981	97%	$40,601	100%	$47,956	97%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Service costs	$818	$1,017	$455	$373
Sales and marketing	474	663	211	226
Product development	1,127	2,017	361	666

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
General and administrative	4,456	5,327	1,338	1,759

Total stock-based compensation	$6,875	$9,024	$2,365	$3,024

See Note 3. Stock-based Compensation Plans of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 27%, from $25.3 million in the three months ended September 30, 2013 to $32.1 million in the same period in 2014. The increase was primarily attributable to an increase in distribution partner payments and personnel costs of $7.1 million, offset partially by a decrease in primarily internet domain renewal fees, amortization, fees paid to outside service providers, and stock based compensation. Service costs represented 62% of revenue in the three months ended September 30, 2013 as compared to 65% in 2014. The 2014 increase as a percentage of revenue in service costs was primarily a result of an increase in distribution partner payments.

Service costs increased 42%, from $68.0 million in the nine months ended September 30, 2013 to $96.7 million in the same period in 2014. The increase was primarily attributable to an increase in distribution partner payments, personnel costs, internet domain renewal fees, payment processing fees and stock based compensation totaling $29.4 million, offset partially by decreases in communication and network costs and fees paid to outside service providers. Service costs represented 60% of revenue in the nine months ended September 30, 2013 as compared to 65% in 2014. The 2014 increase as a percentage of revenue in service costs was primarily a result of an increase in distribution partner payments.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues such as our proprietary web site traffic sources, local leads platform, and domain name sales have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources, local leads platform, and domain name sales make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We expect with a decrease in the proportion of partner and other revenue sources as a result of changes in the spend levels from Allstate, service costs will decrease as a percentage of revenue in the near term. We also expect that in the longer term service costs will increase in absolute dollars in connection with any revenue increase as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 5%, from $2.8 million for the three months ended September 30, 2013 to $2.9 million in the same period in 2014. As a percentage of revenue, sales and marketing expenses were 7% and 6% for the three months ended September 30, 2013 and 2014, respectively. The increase in dollars was primarily attributable to an increase in personnel costs and fees paid to outside service providers totaling $184,000, partially offset by a decrease in travel, online and outside marketing activities, and facility costs. Sales and marketing expenses increased 10% from $8.4 million for the nine months ended September 30, 2013 to $9.2 million in the same period in 2014. As a percentage of revenue, sales and marketing expenses were 8% and 6% for the nine months ended September 30, 2013 and 2014, respectively. The increase in dollars and percentage of revenue was primarily related to an increase in personnel costs and stock based compensation totaling $956,000, partially offset by a decrease in online and outside marketing activities.

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

Product Development. Product development expenses increased 11% from $6.8 million for the three months ended September 30, 2013 to $7.6 million in the same period in 2014. The net increase in dollars was primarily due to an increase in personnel cost and stock based compensation. As a percentage of revenue, product development expenses were 17% and 15% for the three months ended September 30, 2013 and 2014, respectively. The decrease as a percentage of revenue was due to revenues increasing at a faster rate than product development expenses.

Product development expenses increased 10%, from $20.6 million for the nine months ended September 30, 2013 to $22.6 million in the same period in 2014. The net increase in dollars was primarily due to an increase in personnel costs and stock based compensation totaling $2.2 million. As a percentage of revenue, product development expenses were 18% and 15% for the nine months ended September 30, 2013 and 2014, respectively. The decrease as a percentage of revenue was due to revenues increasing at a faster rate than product development expenses.

In the near term, we expect product development expenditures to be relatively stable or modestly decrease in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

General and Administrative. General and administrative expenses increased 15% from $4.7 million in the three months ended September 30, 2013 to $5.4 million in the same period in 2014. The net increase was primarily due to an increase in personnel costs, stock based compensation and fees paid to outside service providers totaling $765,000, offset partially by a decrease in bad debt expenses. As a percentage of revenue, general and administrative expenses were the same at 11% for both the three months ended September 30, 2013 and 2014.

General and administrative expenses increased 8% from $15.0 million for the nine months ended September 30, 2013 to $16.1 million in the same period in 2014. The net increase in dollars was primarily due to an increase in personnel costs, stock based compensation, and general operating expenses totaling $1.7 million offset partially by a decrease in bad debt expense. As a percentage of revenue, general and administrative expenses were 13% and 11% for the nine months ended September 30, 2013 and 2014, respectively. The decrease in 2014 as a percentage of revenue was due to revenues increasing at a faster rate than general and administrative expenses.

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

Segment Profit. Call-driven segment profit increased 94% from $1.7 million for the three months ended September 30, 2013 to $3.3 million in the same period in 2014. The increase in profit was due primarily to the incremental contribution from higher revenues in 2014 as a result of increases in national advertiser budgets. Call-driven segment profit increased 89% from $4.5 million for the nine months ended September 30, 2013 to $8.6 million in the same period in 2014. This increase was primarily due to an increase in national advertiser budgets in our pay-for-call services within our Call Marketplace.

Archeo segment profit was $2.7 million for the three months ended September 30, 2013 and $1.0 million in the same period in 2014. The decrease in profit was primarily due to a decrease in revenue from lower cost-per-actions revenues from resellers related to our local search and directory web sites, our pay-per-click listings revenue and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on our pay-per-click listings. Archeo segment profit was $7.0 million for the nine months ended September 30, 2013 and $5.2 million in the same period in 2014. The decrease was primarily from lower cost-per-actions revenues from resellers related to our local search and directory web sites, our pay-per-click listings revenue and presence management due to fewer advertisers utilizing our services and lower advertising spend amounts on our pay-per-click listings, which was offset by domain name sales contribution. Domain name sales contribution of $5.7 million was higher for the nine months ended September 30, 2014 compared to $4.6 million in the same period in 2013, which includes $3.7 million recorded as gain on sales and disposals of intangible asset prior to the Domains Marketplace launch.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $709,000 and $0 for the three months ended September 30, 2013 and 2014, respectively, and $2.5 million and $434,000 in the nine months ended September 30, 2013 and 2014, respectively. The decrease was primarily associated with certain intangible assets related to the April 2011 Jingle acquisition being fully amortized during the second quarter of 2014.

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

As of September 30, 2014, our goodwill balances were $63.3 million and $2.4 million in our Call-Driven and Archeo reporting units, respectively. In the third quarter of 2014, we performed impairment testing in accordance with ASC 350 and in light of the macroeconomic and competitive environments, customer changes, lower projected revenue and profitability and a significant decrease in market capitalization. At various points in time during the latter half of September 2014, the stock price approached the then book value per share. We also performed a review on certain of our intangible assets under ASC 360. As a result of this testing, we concluded that there was no impairment of goodwill and intangible assets in the third quarter of 2014. The estimated fair values of our reporting units as of September 30, 2014 were based on estimates of future operating results, discounted cash flows and other market-based factors. The percentage of excess fair value over carrying value of the Call-Driven reporting unit was approximately 40% as of September 30, 2014. However, at various points in time during the period from October 1, 2014 to November 10, 2014, the Company’s stock price approached the then book value per share and, if it were to trade below the book value per share for an extended period of time, this could have a significant adverse impact on the fair value of our reporting units. To calculate the estimated fair value of the Call-Driven reporting unit we use the discounted cash flow method and market approach, which are weighted equally. We estimate discounted cash flows using estimates of future operating results and discount rates, which take into consideration factors such as estimated future revenues and operating costs, our tax rate and expectations of competitive and economic environments. We also use comparative market multiples and other market-based factors. The quoted market price of our Class B common stock is used to corroborate the results of the estimates of fair values of our reporting units. However, if we had used materially different assumptions regarding the future performance of our reporting units or a lower market multiple in the valuation, this could have resulted in an impairment of some or all of our goodwill. The fair value of the Archeo reporting unit was substantially in excess of the carrying value as of September 30, 2014.

Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of our common stock and market capitalization. If our stock price were to trade below the book value per share for an extended period of time and/or we experience changes in our business, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of goodwill.

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

Gain on sales and disposals of intangible assets, net. Gain on sales and disposals of intangible assets, net were $1.0 million and $3.7 million for the three and nine months ended September 30, 2013, respectively. In September 2013, we launched our Domains Marketplace, which provides domain names available for sale and facilitates the buying and transacting of domain names. After the launch date, domain name sales are recognized as revenue and any domain related costs in service costs. Total domain name sales transactions for the three months and nine months ended September 30, 2013 totaled $1.9 million and $4.6 million, respectively, compared to $1.6 million and $5.7 million for the three and nine months ended September 30, 2014, respectively. The increase in domain name sales was primarily due to an increase in number of domains sold in 2014 compared to 2013.

Other Income (expense). Other income (expense) was ($19,000) and ($48,000) in the three and nine months ended September 30 2013, respectively, compared to other income (expense) of ($19,000) and ($43,000) for the same periods in 2014, respectively.

Income Taxes. Income tax expense was $389,000 and $797,000 for the three and nine months ended September 30, 2013, respectively, compared to $23.0 million and $24.3 million in the same periods in 2014.

As of September 30, 2014, based upon both positive and negative evidence available, we have determined that it is not more likely than not that deferred tax assets of $45.4 million will be realized and accordingly, we have recorded 100% valuation allowance of $45.4 million against these deferred tax assets. During the three months ended September 30, 2014, we increased the valuation allowance by $22.3 million resulting in a corresponding income tax expense of $22.3 million. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income and tax planning strategies as well as our history of taxable income and losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2012 and 2013 of $3.5 million and $7.6 million, respectively. During the third quarter of 2014, a significant customer cancelled its agreement resulting in lower projected revenue and profitability and a taxable loss is also expected for 2014. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets would be realized and the valuation allowance was increased to $45.4 million during the quarter.

In the three and nine months ended September 30, 2014, the effective tax rate of 1906% and 561% differed from the expected effective tax rate of 34% due primarily from the increase in the valuation allowance and to a lesser extent state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts.

In the three and nine months ended September 30, 2013, the effective tax rate of 39% and 69% differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts. During the nine months ended September 30, 2013, we also recognized approximately $721,000 of federal research and experimental credits related to 2012 and 2013 due to the reinstatement of the federal research and development credit in January 2013 as part of the 2012 American Taxpayer Relief Act. This primarily resulted in an increase in our gross deferred tax assets, which was offset by an increase to our valuation allowance of $651,000 for the nine months ended September 30, 2013.

Discontinued Operations, net of tax. In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2014. See Note 14. Discontinued Operations for further discussion.

The sale of these certain assets resulted in a gain, net of tax of $929,000, which is presented as part of discontinued operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013. During the third quarter of 2014, the Company received an earn-out consideration and recognized a gain on sale, net of tax of $278,000.

Net Income (Loss). Net income was $1.5 million for the three months ended September 30, 2013 compared to a net loss of ($21.5) million in the same period in 2014. The decrease was primarily a result of the increase of our valuation allowance of $22.3 million. Net income was $1.2 million for the nine months ended September 30, 2013 compared to a net loss of ($19.8) million in the same period in 2014. The decrease was primarily a result of the increase of our valuation allowance of $22.3 million and to a lesser extent a decrease in gain on sale of discontinued operations, partially offset by an increase in incremental contributions from higher revenues in 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $80.7 million and we had current and long term contractual obligations of $12.6 million, of which $8.1 million is for rent under our facility leases.

Cash provided by operating activities for the nine months ended September 30, 2014 of approximately $18.1 million consisted primarily of a net loss of $19.7 million, adjusted for non-cash items of $37.5 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes that includes a $22.3 million increase in the valuation allowance, $422,000 of gain on sale of discontinued operations, and approximately $709,000 provided by working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2013 of approximately $7.5 million consisted primarily of net income of $1.2 million, adjusted for non-cash items of $14.4 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, deferred income taxes and excess tax benefits related to stock-based compensation, $1.5 million of gain on sale of discontinued operations, $3.7 million of gain on sales and disposals of intangible assets, net and approximately $2.9 million used by working capital and other activities.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenues for the three and nine months ended September 30, 2013 and 2014. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to certain of our other revenue sources including our proprietary web site revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our small business marketing products, such as YP, SuperMedia Inc., hibu, Inc., The Cobalt Group, and Yellow Media, Inc., whereby we receive payment between 30 and 60 days following the delivery of services. For the nine months ended and as of September 30, 2014 amounts from these partners totaled 31% of revenue and $13.6 million in accounts receivable, respectively. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners. In July 2013, we amended our arrangement with YP, which lowered certain agency fees beginning July 1, 2013 through June 2015. We also extended a separate pay-for-call relationship through June 2015 with YP within our Call Marketplace. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in June 2015, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. Net accounts receivable balances outstanding at September 30, 2014 from YP totaled $10.6 million. For the nine months ended September 30, 2014, amounts from these partners along with Allstate totaled 63% of revenue and $22.1 million in net receivables. In September 2014, Allstate ceased purchases of the pay-for-call services and reduced their planned pay-for-call advertising spend for the fourth quarter of 2014 to zero. We do not expect Allstate will purchase additional pay-for-call services in the foreseeable future, which is anticipated to have a material adverse effect on our future operating results, but do expect there may be a call analytics service relationship prospectively that is anticipated to provide a small, non-material financial contribution to our future operating results.

We have revenue concentrations with certain large advertisers and most of these customers are not subject to long term contracts with us and are generally able to reduce or cease advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues and profitability. This could have a material adverse effect on our results of operations and financial condition. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed.

In September 2013, we launched our Domains Marketplace, which provides domain names available for sale and facilitates the buying and transacting of domain names. Domain name sales occurring after the launch are recognized as revenue and included in operating activities. Prior to the launch, domain name sales were included in investing activities. Approximately $5.7 million of domain name sales were recognized as revenue during the nine months ended September 30, 2014.

Cash used in investing activities for the nine months ended September 30, 2014 of approximately $2.2 million was primarily attributable to purchases for property and equipment of $2.3 million and purchases of intangible and noncurrent assets of domain names of $185,000, which was partially offset by proceeds from sale of discontinued operations of $304,000 related to an earn-out consideration payment from the July 2013 sale of certain pay-per-click advertising services. Cash provided by investing activities for the nine months ended September 30, 2013 of approximately $2.2 million was primarily attributable to purchases for property and equipment of $2.5 million which were partially offset by proceeds from the sales of intangible assets of approximately $3.7 million and proceeds from sale of discontinued operations of $1.1 million from the July 2013 sales of certain pay-per-click advertising services.

Cash provided by financing activities for the nine months ended September 30, 2014 of approximately $33.8 was attributable primarily attributable to proceeds from a follow-on offering, net of offering costs paid, of $32.5 million and employee stock option exercises of $4.2 million, which was partially offset by payment of common stock dividends and minimum tax withholding payments related to certain executive restricted stock award vests totaling approximately $2.9 million. In April 2014, we completed a follow-on public offering in which we sold an aggregate of 3.4 million shares of our Class B common stock, which includes the exercise of the underwriters’ option to purchase 514,100 additional shares, at a public offering price of $10.50 per share. In addition, another 3.2 million shares were sold by the selling stockholders, which include the exercise of the underwriter’s option to purchase 343,000 additional shares. We received aggregate net proceeds of $32.5 million, after deducting underwriting discounts and commissions and offering expenses paid. We did not receive any of the proceeds from the sales of shares by the selling stockholders. Cash used in financing activities for the nine months ended September 30, 2013 of approximately $463,000 was primarily attributable to the repurchase of approximately 31,000 shares of Class B common stock for treasury stock totaling approximately $119,000 and tax withholding payments of approximately $1.6 million related to certain executive vested restricted stock awards ,which was partially offset by proceeds from exercises of stock options and excess tax benefits on stock based compensation totaling $1.2 million.

The following table summarizes our contractual obligations as of September 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$8,120	$587	$4,584	$2,949	$—
Other contractual obligations	4,452	$958	3,494	—	—

Total contractual obligations (1),(2)	$12,572	$1,545	$8,078	$2,949	$—

(1)	In February 2005, we entered into a license agreement with an advertising partner, which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $534,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

On April 1, 2008, we entered into a three year credit agreement, which provides us with a $30 million senior secured revolving credit line and which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. During the first quarter of 2011, we signed an amendment to the credit agreement, which extends the maturity period through to April 1, 2014. During the first quarter of 2014, the Company signed an amendment to the Credit Agreement, which extends the maturity period to April 1, 2017. During the nine months ended September 30, 2013 and 2014, the Company had no borrowings under the Credit Agreement.

In November 2006, our Board of Directors authorized a share repurchase program (the “2006 Repurchase Program” to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. The Board of Directors have authorized increases in the 2006 Repurchase Program to provide for the repurchase of up to 13 million shares in the aggregate (less shares previously repurchased under the 2006 Repurchase Program) of our Class B common stock. During the nine months ended September 30, 2014, no shares of Class B common stock were repurchased under the 2006 Repurchase Program.

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.

For 2014, quarterly dividends of $771,000, $846,000, and $854,000 were paid on February 18, May 15, and August 15 to Class A and Class B common stockholders of record as of the close of business on February 7, May 5, and August 5, respectively. Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year before the dividend is declared by the board of directors. In October 2014, our board of directors declared a regular quarterly dividend in the amount of $0.02 per share on our Class A and Class B common stock. We will pay approximately $857,000 in quarterly dividends on November 18, 2014 to the holders of record as of the close of business on November 7, 2014. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.4 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

Based on our operating plans we believe that our existing credit availability, resources and cash flow provided by ongoing operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations, and our Company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Revenue

We currently generate revenue through our operating businesses by delivering call and click-based advertising products that enable advertisers of all sizes to reach local consumers across online, mobile and offline sources. The primary revenue driver has been performance-based advertising, which includes call advertising service, pay-per-click advertising, and cost-per-action services. For pay-for-call, and pay-per-click advertising, revenue is recognized upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listing, which occurs when an online, mobile, or offline user makes a phone call or clicks based on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, third party vertical and branded Web sites, mobile and offline sources, and our portfolio of owned Web sites, on which we include our advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per phone call or click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC 605, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and we in certain instances, are only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements, resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

On September 10, 2013, we launched our Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the condensed consolidated financial statements. Historically, the sale of domain names was not a core operation and was peripheral to the generation of advertising revenue from domain names held for use and as such, domain name sales were reported as gains on sales and disposals of intangible assets, net in the condensed consolidated financial statements.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The provisions of the accounting standard for goodwill and other intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of the our common stock and market capitalization. If our stock price were to trade below book value per share for an extended period of time and/or we experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values, and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment is to be recognized by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

In the third quarter of 2014, we performed impairment testing in accordance with ASC 350 and in light of the current macroeconomic environment, customer changes, lower projected revenue and profitability and a significant decrease in market capitalization. At various points in time during the latter half of September 2014, our stock price approached the then book value per share. We also performed a review on certain of our intangible assets under ASC 360. As a result of this testing, we concluded that there was no impairment of goodwill and intangible assets in the third quarter of 2014. The estimated fair values of our reporting units as of September 30, 2014 were based on estimates of future operating results, discounted cash flows and other market-based factors. The percentage of excess fair value over carrying value of the Call-Driven reporting unit was approximately 40% as of September 30, 2014. However, at various points in time during the period from October 1, 2014 to November 10, 2014, the Company’s stock price approached the then book value per share and, if it were to trade below the book value per share for an extended period of time, this could have a significant adverse impact on the fair value of our reporting units. To calculate the estimated fair value of the Call-Driven reporting unit we use the discounted cash flow method and market approach, which are weighted equally. We estimate discounted cash flows using estimates of future operating results and discount rates, which take into consideration factors such as estimated future revenues and operating costs, our tax rate and expectations of competitive and economic environments. We also use comparative market multiples and other market-based factors. The quoted market price of our Class B common stock is used to corroborate the results of the estimates of fair values of our reporting units. However, if we had used materially different assumptions regarding the future performance of our reporting units or a lower market multiple in the valuation, this could have resulted in an impairment of some or all of our goodwill. The fair value of the Archeo reporting unit was substantially in excess of the carrying value as of September 30, 2014.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in the fourth quarter.

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

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions are not recognized until that deduction reduces taxes payable. For the nine months ended September 30, 2014, we incurred an excess tax benefit, which was not recorded because we are in a cumulative loss carryforward position for income taxes.

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

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. During the first quarter of 2014, we adopted ASU 2013-11 whereby we reclassed uncertain tax positions of $534,000 from other non-current liabilities against our deferred tax assets.

As of September 30, 2014, based upon both positive and negative evidence available, we have determined that it is not more likely than not that deferred tax assets of $45.4 million will be realized and accordingly, we have recorded 100% valuation allowance of $45.4 million against these deferred tax assets. During the three months ended September 30, 2014, the valuation allowance increased by $22.3 million resulting in a corresponding income tax expense of $22.3 million. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income and tax planning strategies as well as our history of taxable income or losses in the relevant jurisdiction in making this assessment. We incurred taxable losses in 2012 and 2013 of $3.5 million and $7.6 million, respectively. During the third quarter of 2014, a significant customer cancelled its agreement resulting in lower projected revenue and profitability and a taxable loss is expected for 2014. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized and the valuation allowance was increased to $45.4 million during the quarter.

As of September 30, 2014, based upon both positive and negative evidence available, we have determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, have recorded a 100% valuation allowance of $6.0 million against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of September 30, 2014, an adjustment to the net deferred tax assets would impact net income or stockholders’ equity in the period such determination was made.

As of September 30, 2014, we have federal NOL carryforwards of $13.4 million, of which $4.4 million were acquired as part of the Jingle acquisition. In connection with the 2011 Jingle acquisition, we acquired federal NOL carryforwards. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code (“Code”), the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets. We recorded acquired NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011. These acquired NOL carryforwards will begin to expire in 2026 and the remaining NOL carryforwards start expiring in 2032.

As of September 30, 2014, we had federal NOLs of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that approximately $1.7 million of NOL carryforwards is limited such that substantially all of these federal NOL carryforwards will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2013 Annual Report on Form 10-K. They have been updated to include information as of November 10, 2014.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $190.8 million as of September 30, 2014. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 20% of total revenues for the nine months ended September 30, 2014. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. search marketplace for September 2014, Yahoo! and Microsoft accounted for 10% and 19.4%, respectively, of the core search market in the United States and Google accounted for 67.3%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP, hibu, Inc., The Cobalt Group, Yodle and Yellow Media, Inc. for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

We benefit from the established relationships and national sales teams that certain of our reseller partners, who are leading reseller partners of advertisers and advertising agencies, have in place throughout the U.S. and international markets. These advertiser reseller partners and agencies refer or bring advertisers to us for the purchase of various advertising products and services. We derive a sizeable portion of our total revenue through these advertiser reseller partners and agencies. Additionally, these advertiser reseller partners and agencies may decide to operate the advertising services we perform internally with their own teams and technology. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these clients could adversely affect our business. Through our contract with Yellowpages.com LLC d/b/a AT&T Interactive which is a subsidiary of AT&T (collectively, “AT&T”), our arrangement with AT&T relates to a business unit that is included in YP Holdings, LLC (“YP”) that AT&T sold a majority stake in to a private equity third party in April 2012. Under our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call arrangement with YP. Both arrangements expire in June 2015. YP is our largest reseller partner and was responsible for 22% of our total revenues for the nine months ended September 30, 2014. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in June 2015, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

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

These claims and risks may vary depending on the nature of the aggregated client base. Among other claims, we may be subject to disputes based on third party tracking information or analysis. We may also be subject to differing credit profiles and risks based on the agency relationship associated with these advertisers. For such advertisers, payment may be made on an invoice basis, unlike our retail platform, which in many instances is paid in advance of the service. In some limited circumstances we may also have accepted individual advertiser payment liability in place of liability of the advertising agency or media advisor.

We received approximately 61% and 66% of our revenue from our five largest customers for the year ended December 31, 2013 and the nine months ended September 30, 2014, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 61% and 66% of our total revenues for the year ended December 31, 2013 and the nine months ended September 30, 2014, respectively. YP and Allstate are our largest customers and were responsible for 22% and 33% of our total revenues for the nine months ended September 30, 2014, respectively, and 32% and 26% of accounts receivable at September 30, 2014, respectively.

In September 2014, Allstate ceased purchases of the pay-for-call services and reduced their planned pay-for-call advertising spend for the fourth quarter of 2014 to zero. We do not expect Allstate will purchase additional pay-for-call services in the foreseeable future, which is anticipated to have a material adverse effect on our future operating results, but do expect there may be a call analytics service relationship prospectively that is anticipated to provide a small, non-material financial contribution to our future operating results.

We have a primary contract with YP in which we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. Both arrangements expire in June 2015. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in June 2015, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

Most of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

Our large customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may seek for us to develop additional features, may require penalties for failure to deliver such features, may seek discounted product or service pricing, and may seek more favorable contractual terms. As we sell more products and services to this class of customer, we may be required to agree to such terms and conditions. Such large customers also have substantial leverage in negotiating resolution of any disagreements or disputes that may arise. Any of the foregoing factors could result in a material adverse effect on our business, financial condition and results of operations.

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

The expansion of our call advertising business increases the potential intellectual property infringement claims we may be subject to, particularly in light of the large number of patents which have been issued (or are pending) in the telecommunications field over the last several decades, both in the U.S. and internationally. Jingle, which we acquired in 2011, was subject to patent infringement claims, which were unsuccessful at trial. We resolved this matter and obtained a license to the patents at issue.

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

We are heavily dependent upon the continued services of Russell C. Horowitz, our chairman and chief executive officer, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. Further, as of September 30, 2014, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, together controlled 78% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive officer founders, for any reason, or any conflict among our executive officer founders, could harm our current and future operations and prospects.

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

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of our common stock and market capitalization. Significant and sustained declines in the stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the business climate, among other factors, could result in the need to perform an impairment analysis in future periods. We cannot accurately predict the amount and timing of any future impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period October 1, 2014 to November 10, 2014, our stock price approached the then book value per share. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if the stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test its goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

We recorded a substantial non-cash impairment charge for goodwill and intangible assets during the fourth quarter of 2008 as a result of the impact of the adverse economic environment including the deterioration in the equity and credit markets. During the fourth quarter of 2012, we recorded a non-cash impairment charge for goodwill of $15.8 million within the Archeo reporting unit as a result of lower projected revenue growth rates and profitability levels compared to historical results and other market-based factors. In the third quarter of 2014, we performed impairment testing in accordance with ASC 350 and in light of the macroeconomic and competitive environments, customer changes, lower projected revenue and profitability and a significant decrease in our market capitalization at the end of September 2014. We also performed a review on certain of our intangible assets under ASC 360. As a result of this testing, we concluded that there was no impairment of goodwill and intangible assets in the third quarter of 2014.

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

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. As of September 30, 2014, our deferred tax assets were $45.4 million and we have provided a full valuation allowance of $45.4 million as we believe it is not more likely than not that these assets will be realized. During the three months ended September 30, 2014, the valuation allowance increased by $22.3 million resulting in a corresponding income tax expense of $22.3 million for the third quarter of 2014.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have had issued or have applications pending for the following patents:

•	U.S. Patent Number 7,668,950 entitled “Automatically Updating Performance-Based Online Advertising System and Method” was issued February 23, 2010.

•	U.S. Patent Number 8,442,862 entitled “Method and System for Tracking Telephone Calls” was issued on May 14, 2013 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011. The following divisional applications of Patent Application Number 13/294,436 were also filed: 14/045,536 titled “Method and System for Phone Number Cleaning” was filed November 3, 2013; 14/058,037 titled “Method and System for Collecting Data from Advertising Campaigns Including Phone Number Placement Techniques” was filed November 18, 2013; 14/058,080 titled “Method and System for Monitoring Campaign Referral Sources” was filed November 18, 2013, and 14/065,345 titled “Method and System for Tracking Telephone Calls” was filed November 28, 2013.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Number 8,583,571 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was issued on November 12, 2013.

•	U.S. Patent Number 8,433,048 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

•	U.S. Patent Number 8,259,915 entitled “System and Method to Analyze Calls to Advertised Telephone Numbers” was issued September 4, 2012 and its continuation Patent Application Number 13/603,283 was filed September 4, 2012.

•	U.S. Patent Application Number 13/176,709 entitled “Method and System for Automatically Generating Advertising Creatives” was filed July 5, 2011.

•	U.S. Patent Number 8,630,393 entitled “Systems and Methods for Blocking Telephone Calls” was issued January 14, 2014.

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•	U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011 and corresponding European Application Number 5826299.99 was filed November 29, 2005.

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

•	U.S. Patent Number 8,634,520 entitled “Call Tracking System Utilizing an Automated Filtering Function” was issued January 21, 2014.

•	U.S. Patent Number 8,671,020 entitled “Call Tracking System Utilizing a Pooling Algorithm” was issued March 11, 2014.

•	U.S. Patent Number 8,687,782 entitled “Call Tracking System Utilizing a Sampling Algorithm” was issued April 1, 2014.

•	U.S. Patent Application Number 13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting was filed April 18, 2013, claiming priority to U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013.

•	U.S. Patent Application Number 13/842,769 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was filed March 15, 2013.

•	U.S. Patent Application Number 14/045,118 entitled “System and Method for Analyzing and Classifying Calls Without Transcription via Keyword Spotting” was filed October 3, 2013.

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

The federal government passed legislation placing a ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions through the Internet Tax Freedom Act which expires on December 11, 2014. The proposed Marketplace Fairness Act, if enacted into law, would allow states to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. An increase in taxes may make electronic commerce transactions less attractive for advertisers and businesses, which could result in a decrease in the level of usage of our services. Additionally, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and the Company’s filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. We cannot predict the outcome of any of these reviews.

Risks Relating to the Offering and Ownership of our Class B common stock

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through September 30, 2014. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;

•	registration of additional shares of Class B common stock in connection with acquisitions;

•	actual or anticipated fluctuations in our operating results;

•	lawsuits initiated against us or lawsuits initiated by us;

•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners, reseller partners and agencies, or advertisers;

•	changes in growth or earnings estimates or recommendations by analysts;

•	changes in the market valuations of similar companies;

•	changes in our industry and the overall economic environment;

•	volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock or upon exercise of stock options;

•	Class B common stock repurchases under our share repurchase program;

•	sales and purchases of stock by us or by our stockholders, including sales by certain of our executive officers and directors pursuant to written pre-determined selling and purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and

•	short sales, hedging and other derivative transactions on shares of our Class B common stock.

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

Sales of substantial amounts of our Class B common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class B common stock. Upon the closing of our public offering of common stock in April 2014, we had outstanding 36,860,747 shares of Class B common stock.

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

As of September 30, 2014, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive officer founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 78% of the combined voting power of all outstanding shares of our capital stock. These executive officer founders together control 78% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive officer founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive officer founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive officer founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive officer founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive officer founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2014, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
July 1, 2014 – July 31, 2014 (2)	2,500	$0.01	—	1,717,381

Total Class B Common Shares	2,500	$0.01	—	1,717,381

(1)	We established a 2006 share repurchase program which authorizes the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the share repurchase program) of the Company’s Class B common stock. There were no shares repurchased under this program during the third quarter of 2014. In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.
(2)	Shares of restricted equity subject to vesting which were issued to a certain employee. We repurchased shares which were not already vested for $0.01 per share upon termination of employment.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits:
†(+)10.44	Pay-For-Call Distribution Agreement, by and between Yellowpages.com LLC, a Delaware limited liability company (d/b/a AT&T Interactive) and Marchex Sales, Inc., a Delaware corporation, effective as of January 1, 2011.
†(+)10.45	Amendment No. 1 to Pay-For-Call Distribution Agreement, by and between Yellowpages.com LLC, a Delaware limited liability company (formally d/b/a AT&T Interactive or ATTi) and Marchex Sales LLC, a Delaware limited liability company and successor in interest to Marchex Sales, Inc., effective as of December 31, 2012.

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.
(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL M. MILLER
Name:	Michael M. Miller
Title:	Senior VP Accounting and Corporate Controller
(Principal Accounting Officer)

November 10, 2014