Form 10-K
period 2014-12-31
MARCHEX INC
filed 2015-03-10
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $398,556,441 as of June 30, 2014 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 5,232,636 shares of the registrant’s Class A common stock issued and outstanding as of March 6, 2015 and 36,796,915 shares of the registrant’s Class B common stock issued and outstanding as of March 6, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Overview

References herein to “we,” “us” or “our” refer to Marchex, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Marchex is a mobile advertising technology company. We provide products and services for businesses of all sizes that depend on consumer calls to drive sales. Our technology platform delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect millions of high-intent consumers with businesses over the phone. Our call analytics technology facilitates call quality, analyzes calls in real time and measures the outcomes of calls to close the loop between digital marketing and offline transactions. We help large national brands and small-and medium-sized businesses (“SMBs”) facilitate efficient and cost-effective marketing campaigns to drive calls and customer leads to their business. With our Archeo division, we provide a performance-based pay-per-click advertising service that connects advertisers with consumers across our owned and operated web sites as well as third party web sites and we also sell domain names.

Our technology-based products and services enable our customers to connect with consumers across leading third-party mobile and online channels, as well as our proprietary network of locally-focused web sites. We have direct relationships with large national advertisers and advertising agencies which utilize our products and services to plan, execute and measure their call-focused advertising campaigns. We also provide private-label performance marketing solutions for SMBs through a network of large reseller partners, which include Yellow Pages publishers, media and telecommunications companies and vertical marketing service providers. We enable these partners to sell pay-for-call advertising, call-analytics, search engine marketing and other digital marketing services to their millions of small business customers. We execute these campaigns for them using our technology. Our primary products offerings are:

•

Marchex Call Marketplace. Through the Marchex Call Marketplace, we deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. The Marchex Call Marketplace is a mobile advertising solution focused on delivering customers on a pay-for-call basis. We offer exclusive and preferred ad placements across numerous mobile and online media sources to drive advertisers qualified calls to their businesses. It leverages our Marchex Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers by blocking spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•	Marchex Call Analytics. Our Marchex Call Analytics technology platform provides data and insights that measure the performance of mobile, online and offline ad campaigns for advertisers and small business resellers. Our analytics technology tracks calls and helps advertisers understand which marketing channels, advertisements, keywords and creatives are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Call Analytics also includes call recording, call quality filtering and real-time call intelligence to provide rich insights into what is happening during a call and to measure the outcome of calls and return on investment. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•	Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, search marketing, ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting, and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. Both arrangements expire in June 2015. YP is our largest reseller partner and was responsible for 28%, 25% and 24% of our total revenues for the years ended December 31, 2012, 2013 and 2014, respectively. We also have a separate distribution partner agreement with YP.

In addition to our call-driven business, we operate the Archeo Domains Marketplace, which enables the buying, selling and development of premium domain names, and includes more than 200,000 of our owned and operated websites. Our portfolio of websites contains thousands of U.S. ZIP code sites, including 90210.com, and other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. We monetize this portfolio via pay-per-click and banner advertising. and also make these domains available for sale to third parties.

We generate revenue from two business segments. Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our Call Analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution, as well as from the sale of domain names in our Domains Marketplace. Call-driven revenue accounted for more than 84% of total revenues for all periods presented. We operate primarily in domestic markets. For detail on revenue by segment and geographical area for the three most recent fiscal years, see Note 11 Segment Reporting and Geographic Information of the notes to our consolidated financial statements.

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

Mobile search and calls from search are growing rapidly. Today we are witnessing an evolution in consumer behavior as Internet-enabled mobile devices proliferate and media consumption shifts to mobile devices. This trend is increasingly evident in the way consumers research products and services and connect with businesses when they are ready to make a purchase decision. BIA/Kelsey estimates that mobile search will generate 73 billion calls to businesses in 2018, up from 30 billion in 2013, and that the number of mobile searches will exceed searches on desktop computers by 2016. According to a 2013 study by Google/Ipsos, over 70% of mobile search users have used a click-to-call feature to connect with a business directly from their mobile devices. According to a BIA/Kelsey study in January 2014, mobile searches also have higher conversion rates in driving calls (57%) compared to desktop searches (7%). Mobile users are more ready-to-buy, in the right location and with a device whose core function is to make phone calls.

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

Proprietary call analytics technology. Marchex Call Analytics technology provides data and insights to advertisers looking to measure the performance of their mobile, online, and offline ad campaigns. When consumers call a business or call center from their smartphones, our technology analyzes that conversation data in real time and provides detailed feedback to advertisers on the quality of these over-the-phone experiences. Our data also helps advertisers adjust and improve their marketing strategies in order to drive more sales over the phone. This intelligence allows advertisers to optimize their ad campaigns across media channels, keywords, and creative elements, which maximizes their return on investment. We also provide integrations with other marketing dashboards to give advertisers one place to review their analytics information. Integrations may take the form of working with CRM platforms or customer-specific systems, with the purpose of enhancing advertisers’ understanding and measurement of outcomes at scale. We are always working to create products to help advertisers spend their budgets more efficiently, whether the channel is online, offline, or mobile and search-based. For example, our Call Analytics for Search technology tracks every consumer call from a mobile search campaign at the keyword level. It can determine in real time which of these calls converts into a sale. Access to these insights provides advertisers newfound visibility and measurement into their ad expenditures.

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

The more than 200,000 owned and operated web sites in the network include thousands of U.S. ZIP code sites, including 98102.com and 90210.com, as well as other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. Traffic to our proprietary web sites is primarily monetized with pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including impression-based advertising.

Sales, Marketing & Business Development

Our sales department focuses on adding new advertisers to our business, while our business development and partnership department focuses on adding new reseller partnerships, selectively adding new distribution partnerships and servicing existing partnerships. Our marketing department focuses on promoting our services through online customer acquisition, affiliate relationships, press coverage, strategic marketing campaigns and industry exposure. Advertising and promotion of our services is broken into the following main categories:

•	Direct Sales. Our direct sales team targets new relationships with national advertisers and advertising agencies through in-person presentations, direct marketing, telesales and attendance at industry events, among other methods. Our advertiser agreements include a combination of agency fees, pay-for-call and pay-per-click fees.

•	Reseller Partnerships. We have a business development team that focuses primarily on securing partnerships with large local advertiser reseller partners under which we supply our private-label small business advertising platform and/or other services, including advertiser distribution in our proprietary web site traffic network or our distribution network. Our reseller partner agreements include a combination of revenue sharing, licensing revenue, pay-for-call and pay-per-click fees.

•	Online Acquisition. We market to advertisers for our proprietary web site traffic network, pay-per-click advertising and contextual advertising through certain online advertising and direct marketing campaigns that lead advertisers to our self-serve online sign up processes. Self-serve advertisers generally pay us per-click fees.

•	Referral Agreements. We have referral agreements with entities that promote our services to large numbers of potential advertisers. Our referral partner agreements are based on a combination of revenue sharing and performance-based fees.

•	Archeo Domains Marketplace. We launched Domains Marketplace in September 2013, which includes more than 200,000 of our owned and operated web sites that are for available for sale and facilitates the buying and transacting of domain names.

We intend to continue our strategy of growing our advertiser base through sales and marketing programs while being as efficient as possible in terms of our marketing and advertising costs. We continually evaluate our marketing and advertising strategies to maximize the effectiveness of our programs and their return on investment.

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering call, click-based, and cost-per-action advertising products and services to our partners. We also combine third party licenses and hardware to create an operating environment for delivering high quality products and services, with such features as automated online account creation and management process for advertisers, real-time customer support with both interactive and online reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Oracle, Intel, AMD, Microsoft, IBM, Nuance and Veritas. We also utilize public domain software such as Apache, Linux, MySQL, PostgreSQL, Java, Scala and Tomcat.

Our technology platform is compatible with the systems used by our distribution partners, enabling us to deliver call, click-based, and cost-per-action advertising products and services through mobile, online and offline sources in rapid response to user queries made through such partners at scale. We continue to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace. We devote significant financial and human resources to improving our advertiser and partner experiences by continuing to develop our technology infrastructure. The cost of developing our technology solutions is included in the overall cost structure of our services and is not separately funded by any individual advertisers or partners. In order to maintain a professional level of service and availability, we primarily rely upon third parties to provide hosting services, including hardware support and service, and network monitoring at various domestic and international locations. Our servers are configured for high availability and large volumes of call, mobile and Internet traffic and are located in leased third party facilities. Back-end databases make use of redundant servers and data storage arrays. We also have standby servers that provide for additional capacity as necessary. The facilities housing our servers provide redundant HVAC, power and internet connectivity. As revenue grows and the volume of transactions and call, mobile and internet traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher call, mobile and internet traffic volumes could materially and adversely affect our revenue and results of operations.

We continuously review ways to improve major aspects of our technology support and maintenance, including improving, upgrading and implementing business continuity plans, data retention initiatives, and backup and recovery processes.

Competition

Our call-driven offerings currently or potentially compete with a variety of companies in a highly competitive and fragmented industry. We compete with leading search engines such as Google and Microsoft, call analytics technology providers, mobile ad networks and digital advertising networks. We also face competition on the call supply side, where competing companies look to outbid, partner with or otherwise secure sources of call supply we utilize. Our Archeo Domains Marketplace competitors include Demand Media, Name Media and Oversee.net. Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to marketing, web site and systems development. In addition, as the use of the mobile, Internet, and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

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

Seasonality

We believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales, which were recognized as revenue starting in September 2013 with the launch of our Domains Marketplace.

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

Our policy is to apply for patents or for other appropriate intellectual property protection when we develop valuable new or improved technology. We currently own the following pending patent applications and issued patents:

•	U.S. Patent Number 7,668,950 entitled “Automatically Updating Performance-Based Online Advertising System and Method” was issued February 23, 2010.

•	U.S. Patent Number 8,442,862 entitled “Method and System for Tracking Telephone Calls” was issued on May 14, 2013 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011. The following divisional applications of Patent Application Number 13/294,436 were also filed: 14/045,536 titled “Method and System for Phone Number Cleaning” was filed November 3, 2013; 14/058,037 titled “Method and System for Collecting Data from Advertising Campaigns Including Phone Number Placement Techniques” was filed November 18, 2013; 14/058,080 titled “Method and System for Monitoring Campaign Referral Sources” was filed November 18, 2013, and 14/065,345 titled “Method and System for Tracking Telephone Calls” was filed November 28, 2013.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Number 8,583,571 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was issued November 12, 2013.

•	U.S. Patent Number 8,433,048 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

•	U.S Patent Number 8,259,915 entitled “System and Method to Analyze Calls to Advertised Telephone Numbers” was issued September 4, 2012 and its continuation Patent Number 8,788,344 was issued July 22, 2014.

•	U.S. Patent Application Number 13/176,709 entitled “Method and System for Automatically Generating Advertising Creatives” was filed July 5, 2011.

•	U.S. Patent Number 8,630,393 entitled “Systems and Methods for Blocking Telephone Calls” was issued January 14, 2014.

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•	U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011.

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

•	U.S. Patent Number 8,634,520 entitled “Call Tracking System Utilizing an Automated Filtering Function” was issued January 21, 2014.

•	U.S. Patent Number 8,671,020 entitled “Call Tracking System Utilizing a Pooling Algorithm” was issued March 11, 2014.

•	U.S. Patent Number 8,687,782 entitled “Call Tracking System Utilizing a Sampling Algorithm” was issued April 1, 2014.

•	U.S. Patent Application Number 13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting was filed April 18, 2013, claiming priority to U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013.

•	U.S. Patent Application Number 13/842,769 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was filed March 15, 2013.

•	U.S. Patent Application Number 14/045,118 entitled “System and Method for Analyzing and Classifying Calls Without Transcription via Keyword Spotting” was filed October 3, 2013.

•	U.S. Patent Application Number 14,550,089 entitled “Identifying Call Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014.

•	U.S. Patent Application Number 14,550,203 entitled “Analyzing Voice Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014.

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

We have registered trademarks in the United States for Adhere by Marchex, Marchex, Marchex and Design, Marchex Adhere, Marchex Adhere Logo, Marchex Voice Services, Openlist, JingleConnect, Archeo, Archeo and Design, stylized A Logo, and Call DNA. We also own pending U.S. trademark applications Call Genome, Search Genome and Clean Call. In addition, we have trademark registrations for Marchex in the following jurisdictions: Australia, Benelux, Brazil, Canada, China, the European Union, Hong Kong, India, Japan, Republic of Korea, Russian Federation and Taiwan.

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

A number of federal and state laws that could have an impact on our business practices and compliance costs have already been adopted:

•	The Digital Millennium Copyright Act (DMCA) provides protection from copyright liability for online service providers that list or link to third party web sites. We currently qualify for the safe harbor under the DMCA; however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

•	The Children’s Online Privacy Protection Act (COPPA) restricts the online collection of personal information about children and the use of that information. The Federal Trade Commission (FTC) has the authority to impose fines and penalties upon web site operators and online service providers that do not comply with the law’s requirements. We do not currently offer any web sites or online services “directed to children,” nor do we knowingly collect personal information from children.

•	The Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	The Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act of 2003 establishes requirements for those who send commercial e-mails, spells out penalties for entities that transmit noncompliant commercial e-mail and/or whose products are advertised in noncompliant commercial e-mail and gives consumers the right to opt-out of receiving commercial e-mails. The majority of the states also have adopted similar statutes governing the transmission of commercial e-mail. The FTC and the states, as applicable, are authorized to enforce the CAN-SPAM Act and the state-specific statutes, respectively. CAN-SPAM gives the Department of Justice the authority to enforce its criminal sanctions. Other federal and state agencies can enforce the law against organizations under their jurisdiction, and companies that provide Internet access may sue violators as well.

•	The Electronic Communications Privacy Act prevents private entities from disclosing Internet subscriber records and the contents of electronic communications, subject to certain exceptions.

•	The Computer Fraud and Abuse Act and other federal and state laws protect computer users from unauthorized computer access/hacking, and other actions by third parties which may be viewed as a violation of privacy. Courts may apply each of these laws in unintended and unexpected ways. As a company that provides services over the Internet as well as call recording and call tracking services, we may be subject to an action brought under any of these or future laws.

•	Among the types of legislation currently being considered at the federal and state levels are consumer laws regulating for the use of certain types of software applications or downloads and the use of “cookies.” These proposed laws are intended to target specific types of software applications often referred to as “spyware,” “invasiveware” or “adware,” and may also cover certain applications currently used in the online advertising industry to serve and distribute advertisements. In addition, the FTC has sought inquiry regarding the implementation of a “do-not-track” requirement. Federal legislation is also expected to be introduced that would regulate “online behavioral advertising” practices. If passed, these laws would impose new obligations for companies that use such software applications or technologies.

•	The Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the Federal Communications Commission under Title II of the Act, may impose federal licensing, reporting and other regulatory obligations on the Company. To the extent we contract with and use the networks of voice over IP service providers, new legislation or FCC regulation in this area could restrict our business, prevent us from offering service or increase our cost of doing business. There are an increasing number of regulations and rulings that specifically address access to commerce and communications services on the Internet, including IP telephony. We are unable to predict the impact, if any that future legislation, legal decisions or regulations concerning voice services offered via the Internet may have on our business, financial condition, and results of operations.

•	The U.S. Congress, the FCC, state legislatures or state agencies may target, among other things, access or settlement charges, imposing taxes related to Internet communications, imposing tariffs or other regulations based on encryption concerns, or the characteristics and quality of products and services that we may offer. Any new laws or regulations concerning these or other areas of our business could restrict our growth or increase our cost of doing business.

•	The FCC has initiated a proceeding regarding the regulation of broadband services. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that the FCC or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

•	There is risk that a regulatory agency will require us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which we offer voice-related services such as call recording and pay-for-call services to our customers.

•	Federal and state telemarketing laws including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act and the rules and regulations promulgated thereunder.

•	Laws affecting telephone call recording and data protection, such as consent and personal data statutes. Under the federal Wiretap Act, at least one party taking part in a call must be notified if the call is being recorded. Under this law, and most state laws, there is nothing illegal about one of the parties to a telephone call recording the conversation. However, several states (i.e., California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Montana, Nevada, New Hampshire, Pennsylvania and Washington) require that all parties consent when one party wants to record a telephone conversation. The telephone recording laws in other states, like federal law, require only one party to be aware of the recording.

•	The Communications Assistance for Law Enforcement Act may require that we undertake material modifications to its platforms and processes to permit wiretapping and other access for law enforcement personnel.

•	Under various Orders of the Federal Communications Commission, including its Report and Order and Further Notice of Proposed Rulemaking in Docket Number WC 04-36, dated June 27, 2006, we may be required to make material retroactive and prospective contributions to funds intended to support Universal Service, Telecommunications Relay Service, Local Number Portability, the North American Numbering Plan and the budget of the Federal Communications Commission.

•	Laws in most states of the United States of America may require registration or licensing of one or more of our subsidiaries, and may impose additional taxes, fees or telecommunications surcharges on the provision of our services which we may not be able to pass through to customers.

•	Our international operations may expose us to telecommunications regulations in the countries where we are operating and these regulations could negatively affect the viability of our business.

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

Employees

As of December 31, 2014, we employed a total of 367 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

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

We had an accumulated deficit of $190.2 million as of December 31, 2014. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 16% of total revenues for the year ended December 31, 2014. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for December 2014, Yahoo! and Microsoft accounted for 11.8% and 19.7%, respectively, of the core search market in the United States and Google accounted for 65.4%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP, hibu, Inc., The Cobalt Group, Yodle, Resolution Media, and Yellow Media, Inc. for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners and agencies could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

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

Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call arrangement with YP. Both arrangements expire in June 2015. YP is our largest reseller partner and was responsible for 24% of our total revenues for the year ended December 31, 2014. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in June 2015, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

These reseller partners and agencies may in certain cases be subject to negotiated terms and conditions separate from those applied to advertising clients. In some cases, the applicable contract terms may be the result of legacy or industry association documentation or simply customized advertising solutions for large reseller partners and agencies. In any case, as a consequence of such varying terms and conditions, we may be subject to claims or credit risks that we may otherwise mitigate more efficiently across our automated advertiser management platform.

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

We received approximately 61% and 62% of our revenue from our five largest customers for the years ended December 31, 2013 and 2014, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 61% and 62% of our total revenues for the years ended December 31, 2013 and 2014, respectively. YP and Allstate were our largest customers and are responsible for 24% and 27% of our total revenues for the year ended December 31, 2014, respectively. Substantially all of the 2014 revenue from Allstate was generated during the nine months ended September 30, 2014.

Through our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. Both arrangements expire in June 2015. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in June 2015, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

In September 2014, Allstate ceased purchases of the pay-for-call services and reduced their planned pay-for-call advertising spend for the fourth quarter of 2014 to zero. We do not expect Allstate will purchase additional pay-for-call services in the foreseeable future, which is anticipated to have a material adverse effect on our future operating results, and expect the call analytics service relationship, which provides a small, non-material financial contribution to our future operating results, to cease in the first quarter of 2015.

Many of our largest customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. In some cases, we engage with our customers through advertising agencies, who act on behalf of the customer. Advertising agencies may place insertion orders with us for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

Many of our advertisement distribution processes are automated. In some cases, advertisers or reseller partners use our online tools and account management systems to create and submit advertiser listings and in other cases we create and submit advertising listings on behalf of our advertisers or reseller partners. These advertiser listings are submitted in a bulk data feed or through the distribution partners’ user interface. Although we monitor our distribution partners on an ongoing basis primarily for traffic quality, these partners control the distribution of the advertiser listings provided in the data feed or user interface submissions.

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

Our automated voice and mobile advertising-based technologies are heavily reliant on vendors.

Certain voice and mobile advertising-based products are heavily reliant on vendors. The free directory product that we provide relies on technology provided by third party vendors that include voice recognition software and business, government and residence data listings. We cannot guarantee that the technology, data and services provided by our third party vendors will be of sufficient quality to meet the demands of our customers and partners. Further, we cannot guarantee that the technologies, data and services will be available to us in the future on acceptable terms, if at all. Any perception by our customers or partners that our voice and mobile advertising-based products are incomplete or not of sufficient quality could lead to a loss in confidence by our customers or partners, which in turn could lead to a decline in revenues. If we are unable to continue maintaining, advancing and improving our voice and mobile advertising-based products, our operating results may be adversely affected.

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

One potential area of growth for us is in international markets. We have initiated operations, through our subsidiaries, in other countries. Currently we have operations in Canada, Ireland and the United Kingdom and digital services in Australia and New Zealand. We are contemplating exploring customer opportunities in France, Germany, Italy, Mexico and Spain. Our international expansion and the integration of international operations present unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. We may also have to offer our products and services in a modified format which may not be as compelling to certain customers. Our continued international expansion also subjects us to increased foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations and financial condition.

The loss of our senior management, including our executive founders, could harm our current and future operations and prospects.

We are heavily dependent upon the continued services of executive founders, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. Further, as of December 31, 2014, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, together controlled 79% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive founders, for any reason, or any conflict among our executive founders, could harm our current and future operations and prospects.

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

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of our common stock and market capitalization. Significant and sustained declines in the stock price and market capitalization, a significant decline in expected future cash flows or a significant adverse change in the business climate, among other factors, could result in the need to perform an impairment analysis in future periods. We cannot accurately predict the amount and timing of any future impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period January 1, 2015 to March 6, 2015, our stock price approached the then book value per share. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if the stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

We recorded a substantial non-cash impairment charge for goodwill and intangible assets during the fourth quarter of 2008 as a result of the impact of the adverse economic environment including the deterioration in the equity and credit markets. During the fourth quarter of 2012, we recorded a non-cash impairment charge for goodwill of $15.8 million within the Archeo reporting unit as a result of lower projected revenue growth rates and profitability levels compared to historical results and other market-based factors. In the third quarter of 2014, we performed impairment testing in accordance with ASC 350 and in light of the macroeconomic and competitive environments, customer changes, lower projected revenue and profitability and a significant decrease in our market capitalization at the end of September 2014. We also performed a review on certain of our intangible assets under ASC 360. As a result of this testing, we concluded that there was no impairment of goodwill and intangible assets in the third quarter of 2014. The Company performed its annual impairment testing as of November 30, 2014 and determined that there was no impairment of goodwill and intangible assets during the remainder of 2014. We may be required to record a future charge to earnings in our financial statements during the period in which any additional impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

We may be required to increase or decrease the valuation allowance against our deferred tax assets.

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. We increased the valuation allowance by $22.3 million to record a full valuation allowance against our deferred tax assets as of September 30, 2014 resulting in a corresponding income tax expense of $22.3 million for the third quarter of 2014. As of December 31, 2014, our deferred tax assets were $44.8 million and we have provided a full valuation allowance of $44.8 million as we believe it is not more likely than not that these assets will be realized.

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

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in the following areas:

•	sales to advertisers of pay-for-call services;

•	delivery of pay-for-call advertising to end users or customers of advertisers through mobile and online destination web sites or other offline distribution outlets;

•	sales to advertisers of call tracking and call analytics;

•	sales to third parties of domain names.

•	sales to advertisers of pay-per-click services;

•	services and outsourcing of technologies that allow advertisers to manage their advertising campaigns across multiple networks and track the success of these campaigns;

•	aggregation or optimization of online advertising for distribution through mobile and online search engines and applications, product shopping engines, directories, web sites or other offline outlets;

•	provision of local and vertical web sites containing information and user feedback designed to attract users and help consumers make better, more informed local decisions, while providing targeted advertising inventory for advertisers;

•	delivery of online advertising to end users or customers of advertisers through mobile and online destination web sites or other offline distribution outlets;

•	local search sales training; and

•	third party domain monetization.

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

In addition to digital/online companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a very small portion of which is allocated to Internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

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

We store and transmit data and information about our advertisers, reseller partners, distribution partners and their respective users. We deploy security measures to protect this data and information, as do third parties we utilize to assist in data and information storage. Our security measures and those of the third parties we partner with to assist in data and information storage may suffer breaches. Security breaches of our data storage systems or our third party colocation and technology providers we utilize to store data and information relating to our advertisers, reseller partners, distribution partners and their respective users could expose us to significant potential liability. In addition, security breaches, actual or perceived, could result in legal liability, government fines, and the loss of advertisers, reseller partners and distribution partners that could potentially have an adverse effect on our business.

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

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Number 8,583,571 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was issued November 12, 2013.

•	U.S. Patent Number 8,433,048 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

•	U.S. Patent Number 8,259,915 entitled “System and Method to Analyze Calls to Advertised Telephone Numbers” was issued September 4, 2012 and its continuation Patent Number 8,788,344was issued July 22, 2014.

•	U.S. Patent Application Number 13/176,709 entitled “Method and System for Automatically Generating Advertising Creatives” was filed July 5, 2011.

•	U.S. Patent Number 8,630,393 entitled “Systems and Methods for Blocking Telephone Calls” was issued January 14, 2014.

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•	U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011.

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

•	U.S. Patent Number 8,634,520 entitled “Call Tracking System Utilizing an Automated Filtering Function” was issued January 21, 2014.

•	U.S. Patent Number 8,671,020 entitled “Call Tracking System Utilizing a Pooling Algorithm” was issued March 11, 2014.

•	U.S. Patent Number 8,687,782 entitled “Call Tracking System Utilizing a Sampling Algorithm” was issued April 1, 2014.

•	U.S. Patent Application Number 13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting was filed April 18, 2013, claiming priority to U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013.

•	U.S. Patent Application Number 13/842,769 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was filed March 15, 2013.

•	U.S. Patent Application Number 14/045,118 entitled “System and Method for Analyzing and Classifying Calls Without Transcription via Keyword Spotting” was filed October 3, 2013.

•	U.S. Patent Application Number 14,550,089 entitled “Identifying Call Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID was filed November 21, 2014.

•	U.S. Patent Application Number 14,550,203 entitled “Analyzing Voice Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID was filed November 21, 2014.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is generally lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our mobile call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results and in turn the market price of our securities. In the first quarter of the calendar year, this trend generally reverses with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect may impact our quarterly results of operations in addition to typical seasonality seen in our industry. Our quarterly results may also be impacted by the timing of domain name sales, which were recognized as revenue starting in September 2013 with the launch of our Domains Marketplace.

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

The federal government passed legislation placing a ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions through the Internet Tax Freedom Act, which was extended through October 1, 2015. The proposed Marketplace Fairness Act, if enacted into law, would allow states to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. An increase in taxes may make electronic commerce transactions less attractive for advertisers and businesses, which could result in a decrease in the level of usage of our services. Additionally, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and the Company’s filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. We cannot predict the outcome of any of these reviews.

Risks Relating to the Offering and Ownership of our Class B common stock

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through December 31, 2014. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

Our executive founders control the outcome of stockholder voting, and there may be an adverse effect on the price of our Class B common stock due to the disparate voting rights of our Class A common stock and our Class B common stock.

As of December 31, 2014, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 78% of the combined voting power of all outstanding shares of our capital stock. These executive founders together control 79% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Our headquarters are located in Seattle, Washington and consist of approximately 61,000 square feet of leased office space expiring in March 2018. We lease additional office space in Las Vegas, Nevada, and New York, New York with lease terms expiring in October 2017 and March 2018. Our information technology systems are hosted and maintained in third party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

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

	High	Low
Year ended December 31, 2013
First Quarter	$4.41	$3.52
Second Quarter	$6.14	$3.72
Third Quarter	$7.75	$5.87
Fourth Quarter	$9.90	$7.15
Year ended December 31, 2014
First Quarter	$12.47	$8.89
Second Quarter	$12.09	$9.24
Third Quarter	$12.39	$3.96
Fourth Quarter	$5.25	$3.55

Holders

As of March 6, 2015, there were 42,029,551 shares of common stock outstanding that were held by 118 stockholders of record. Of these shares:

•	5,232,636 shares were issued as Class A common stock, and as of this date were held by 3 stockholders of record; and

•	36,796,915 shares were issued as Class B common stock, and as of this date were held by 115 stockholders of record.

Dividends

In November 2006, we initiated a quarterly cash dividend at $0.02 per share of Class A common stock and Class B common stock. In August 2012, our board of directors approved an increase to the quarterly cash dividend to Class A and Class B common stockholders from $0.02 per share to $0.035 per share. In December 2012, our board of directors declared a quarterly dividend for the first, second, third and fourth quarters of 2013 totaling $0.14 per share on our Class A common stock and Class B common stock which was paid on December 31, 2012. The dividend paid totaled approximately $5.3 million. In 2014, our board of directors declared quarterly dividends in the amount of $0.02 per share on our Class A and Class B common stock in each of the quarters. Dividend payments in 2014 totaled $3.3 million. In January 2015, our board of directors declared a quarterly dividend in the amount of $0.02 per share on our Class A and Class B common stock, which was paid on February 17, 2015. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.4 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

Issuer Purchases of Equity Securities

During the fourth quarter of 2014, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
Class B Common Shares:
October 1—October 31, 2014 (2)	2,500	$0.01	—	3,000,000
November 1—November 30, 2014 (2)	356,348	$3.63	351,098	2,648,902
December 1—December 31, 2014 (2),(3)	703,946	$4.22	317,520	2,331,382

Total Class B Common Shares	1,062,794	$4.01	668,618	2,331,382

(1)	In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.
(2)	Shares of restricted equity subject to vesting which were issued to a certain employee. We repurchased 2,500, 5,250 and 2,812 shares which were not already vested for $0.01 per share upon termination of employment for the months ended October 31, November 30 and December 31, 2014, respectively.
(3)	Includes 383,614 shares of Class B common stock for the period December 31, 2014, which were repurchased to satisfy certain employees’ minimum tax withholding obligations in connection with the vesting of restricted stock awards and were based on the fair market value on the vesting date.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marchex under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from December 31, 2009 through December 31, 2014 of cumulative total return for our Class B common stock, the NASDAQ Composite Index (the “NASDAQ Composite Index”) and the RDG Internet Composite Index (the “RDG Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2009 through 2014. The graph assumes that $100 was invested on December 31, 2009 in the Class B common stock of the Company, the NASDAQ Composite Index and the RDG Internet Composite Index and assumes reinvestment of any dividends. Such returns are based on historical results and are not intended to suggest future performance.

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Marchex, Inc.	$100	$190.58	$126.09	$88.17	$185.56	$99.59
NASDAQ Composite Index	$100	$117.61	$118.70	$139.00	$196.83	$223.74
RDG Internet Composite Index	$100	$117.87	$119.73	$143.58	$234.21	$229.15

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated financial data for the years ended December 31, 2010 and 2011 is derived from our audited consolidated financial statements which are not included in this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2012, 2013 and 2014, and the consolidated balance sheet data at December 31, 2013 and 2014, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.

The historical results are not necessarily indicative of the results to be expected in any future period.

Consolidated Statements of Operations Data (in thousands except per share amounts):

	Year ended December 31,
	2010	2011	2012	2013	2014
Revenue	$85,828	$138,726	$132,794	$152,550	$182,644
Income (loss) from operations	$(4,548)	$5,724	$(17,243)	$2,749	$4,962
Income (loss) from continuing operations	$(3,515)	$2,755	$(34,258)	$957	$(19,377)
Discontinued operations, net of tax	$472	$204	$(938)	$860	$287
Net income (loss)	$(3,043)	$2,959	$(35,196)	$1,817	$(19,090)
Net income (loss) applicable to common stockholders	$(3,242)	$2,700	$(35,853)	$1,817	$(19,217)
Basic and diluted net income (loss) per Class A share applicable to common stockholders:
Continuing operations applicable to common stockholders	$(0.11)	$0.07	$(1.03)	$0.03	$(0.49)
Discontinued operations, net of tax	$0.01	$0.01	$(0.03)	$0.02	$0.01

Net income (loss) per Class A share applicable to common stockholders	$(0.10)	$0.08	$(1.06)	$0.05	$(0.48)
Basic and diluted net income (loss) per Class B share applicable to common stockholders:
Continuing operations applicable to common stockholders	$(0.11)	$0.07	$(1.02)	$0.03	$(0.49)
Discontinued operations, net of tax	$0.01	$0.01	$(0.03)	$0.02	$0.01

Net income (loss) per Class B share applicable to common stockholders	$(0.10)	$0.08	$(1.05)	$0.05	$(0.48)
Shares used to calculate basic net income (loss) per share:
Class A	10,661	9,928	9,574	8,816	5,853
Class B	21,993	23,358	24,412	26,798	34,157
Shares used to calculate diluted net income (loss) per share:
Class A	10,661	9,928	9,574	8,816	5,853
Class B	32,654	35,318	33,986	36,999	40,010

Consolidated Balance Sheet Data (in thousands), except per share data:

	December 31,
	2010	2011	2012	2013	2014
Cash and cash equivalents	$37,328	$37,443	$15,930	$30,912	$80,032
Working capital	$47,305	$16,168	$21,683	$39,675	$85,849
Total assets	$159,690	$220,058	$149,147	$162,148	$180,669
Other non-current liabilities	$2,076	$2,580	$2,216	$2,095	$1,118
Total liabilities	$19,998	$61,050	$26,212	$27,393	$24,516
Total stockholders’ equity	$139,692	$159,008	$122,935	$134,755	$156,153
Cash dividends declared per common share	$0.08	$0.08	$0.25	$—	$0.08

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Marchex is a mobile advertising technology company. We provide products and services for businesses of all sizes that depend on consumer calls to drive sales. Our technology platform delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect millions of high-intent consumers with businesses over the phone. Our call analytics technology facilitates call quality, analyzes calls in real time and measures the outcomes of calls to close the loop between digital marketing and offline transactions. We help large national brands and small-and medium-sized businesses (“SMBs”) facilitate efficient and cost-effective marketing campaigns to drive calls and customer leads to their business. We provide a performance-based pay-per-click advertising service that connects advertisers with consumers across our owned and operated web sites as well as third party web sites and we also sell domain names.

Our technology-based products and services enable our customers to connect with consumers across leading third-party mobile and online channels, as well as our proprietary network of locally-focused web sites. We have direct relationships with large national advertisers and advertising agencies which utilize our products and services to plan, execute and measure their call-focused advertising campaigns. We also provide private-label performance marketing solutions for SMBs through a network of large reseller partners, which include Yellow Pages publishers, media and telecommunications companies and vertical marketing service providers. We enable these partners to sell pay-for-call advertising, call-analytics, search engine marketing and other digital marketing services to their millions of small business customers. We execute these campaigns for them using our technology. Our primary products offerings are:

•	Marchex Call Marketplace. Through the Marchex Call Marketplace, we deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. The Marchex Call Marketplace is a mobile advertising solution focused on delivering customers on a pay-for-call basis. We offer exclusive and preferred ad placements across numerous mobile and online media sources to drive advertisers qualified calls to their businesses. It leverages our Marchex Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers by blocking spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•	Marchex Call Analytics. Our Marchex Call Analytics technology platform provides data and insights that measure the performance of mobile, online and offline ad campaigns for advertisers and small business resellers. Our analytics technology tracks calls and helps advertisers understand which marketing channels, advertisements, keywords and creatives are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Call Analytics also includes call recording, call quality filtering and real-time call intelligence to provide rich insights into what is happening during a call and to measure the outcome of calls and return on investment. Advertisers pay us a fee for each call they receive from call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

•

Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and leading search engines. The lead services we offer to small business advertisers through our Local Leads platform include products typically available only to national advertisers, including pay-for-call, search marketing, ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting, and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. Both arrangements expire in June 2015. YP is our largest reseller partner and was responsible for 28%, 25% and 24% of our total revenues in the years ended December 31, 2012, 2013 and 2014, respectively. We also have a separate distribution partner agreement with YP.

In addition to our call-driven business, we operate the Archeo Domains Marketplace, which enables the buying, selling and development of premium domain names, and includes more than 200,000 of our owned and operated websites. Our portfolio of websites contains thousands of U.S. ZIP code sites, including 90210.com and other locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. We monetize this portfolio via pay-per-click and banner advertising and also make these domains available for sale to third parties.

We generate revenue from two business segments. Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our Call Analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution, as well as from the sale of domain names in our Domains Marketplace. Call-driven revenue accounted for more than 84% of total revenues in all periods presented. We operate primarily in domestic markets. For detail on revenue by segment and geographical area for the three most recent fiscal years, see Note 11. Segment Reporting and Geographic Information of the notes to our consolidated financial statements.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We currently have offices in Seattle, Washington; Las Vegas, Nevada; and New York, New York.

Consolidated Statements of Operations

All significant inter-company transactions and balances within Marchex have been eliminated in consolidation. Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on the respective acquisition dates. All goodwill, intangible assets, and liabilities resulting from the acquisitions have been recorded in our consolidated financial statements.

In the third quarter of 2013, we sold certain assets related to our pay-per-click advertising services in which the operating results have been classified and presented as discontinued operations, net of tax (see Note 12. Discontinued Operations) as well as revised our segment reporting to reflect the change in segment performance measures for all periods presented (see Note 11. Segment Reporting and Geographic Information).

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2012, 2013 and 2014.

Revenue

We currently generate revenue through our call advertising services, pay-per-click advertising, local leads platform which include our call and click services, proprietary web site traffic and domain name sales through our Domains Marketplace.

Our performance-based advertising services, which include call advertising, pay-per-click services, and cost-per-action services accounted for more than 76% of our revenues in all periods presented. The local leads platform which enables partner resellers to sell call advertising and/or search marketing products, campaign management services, and starting in September 2013, domain name sales through our Domains Marketplace accounted for less than 24% of our revenues in all periods presented. We have no barter transactions.

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

We generate revenue from reseller partners and publishers utilizing our local leads platform to sell call advertising and/or search marketing and other lead generation products. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners or publishers engage the advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

In providing pay-per-click contextual targeting services, advertisers purchase keywords or keyword strings, based on an amount they choose for a targeted placement on vertically-focused web sites or specific pages of a web site that are specific to their products or services and their marketing objectives. The contextual results distributed by our services are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the merchant’s advertisement and the relevance of the merchant’s advertisement, which is dictated by historical click-through rates. Advertisers pay us when a click-through occurs on their advertisement. In July 2013, we sold certain assets related to our pay-per-click contextual advertising services. The results of operations of these certain pay-per-click assets have been presented in the consolidated financial statements as discontinued operations. See Note 12 Discontinued Operations for further discussion.

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

We have revenue concentrations with certain large advertisers. Most of these customers are not subject to long term contracts with us and are generally able to reduce advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues and profitability. This could have a material adverse effect on our results of operations and financial condition.

We anticipate that these variables will fluctuate in the future, affecting our ability to grow and our financial results. In particular, it is difficult to project the number of phone calls or click-throughs which will be delivered to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or click-through. It is also difficult to anticipate the impact of worldwide and domestic economic conditions on advertising budgets.

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our mobile call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results and in turn the market price of our securities. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales, which were recognized as revenue starting in September 2013 with the launch of our Domains Marketplace.

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

We expense user acquisition costs based on whether the agreement provides for fixed or variable payments. Agreements with fixed payments with minimum guaranteed amounts of usage are expensed at the greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share. Agreements with variable payments based on a percentage of revenue, number of paid phone calls, click-throughs or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill related to intangible assets identified in connection with our acquisitions.

The intangible assets have been identified as:

•	non-competition agreements;

•	trademarks and Internet domain names;

•	distributor relationships;

•	advertising relationships;

•	patents; and

•	acquired technology.

These assets are amortized over useful lives ranging from 12 to 84 months. As of December 31, 2014, our intangible assets from acquisitions have been fully amortized.

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. In 2014, we adopted ASU 2013-11 whereby we reclassified uncertain tax positions of $534,000 from other non-current liabilities to deferred tax assets.

At December 31, 2014, based upon both positive and negative evidence available, the Company determined that it is not more likely than not that its deferred tax assets of $44.8 million will be realized and accordingly, the Company has recorded 100% valuation allowance of $44.8 million against these deferred tax assets. During the third quarter of 2014, the valuation allowance increased by $22.3 million resulting in a corresponding income tax expense of $22.3 million. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. The Company incurred taxable losses in 2012, 2013, and 2014 of $3.5 million, $7.6 million, and $10.5 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with the Company resulting in lower projected revenue and profitability. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

At December 31, 2013 and 2014, based upon both positive and negative evidence available, the Company has determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, recorded a 100% valuation allowance of $6.0 million and $6.0 million against these deferred tax assets, respectively. The Company does not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should the Company determine in the future that all or part of the deferred tax assets will be realized, a tax benefit will be recorded accordingly in the period such determination is made.

As of December 31, 2014, we have federal NOL carryforwards, excluding those acquired, of $21.6 million, which begin to expire in 2032. In connection with the 2011 Jingle acquisition, we acquired and recorded federal NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011. These acquired NOL carryforwards will begin to expire in 2026. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code (“Code”), the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets.

As of December 31, 2014, we have certain federal NOLs of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that these NOL carryforwards are limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Comparison of the year ended December 31, 2013 (2013) to the year ended December 31, 2014 (2014) and comparison of the year ended December 31, 2012 (2012) to the year ended December 31, 2013 (2013).

Segments

We have organized our operations into two segments: (1) the Call-driven segment, which is comprised of our performance-based advertising business focused on driving phone calls; and (2) the Archeo segment, which is comprised of our click-based advertising and Internet domain name businesses. In 2013, we changed our segment reporting to reflect the reallocation of our general corporate overhead expenses to the Call-driven segment to reflect changes in how our chief operating decision maker (“CODM”) internally measures segment performance. The tables below reflect these reclassifications to conform to the current presentation.

In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations, net of tax in the consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note 12. Discontinued Operations for further discussion.

	Years ended December 31,
	2012	2013	2014
Call-driven
Revenue	$111,886	$135,126	$168,051
Operating expenses	106,795	128,829	156,952

Segment profit	$5,091	$6,297	$11,099

Archeo
Revenue	$20,908	$17,424	$14,593
Operating expenses	12,582	11,705	8,461
Gain on sale of intangible assets, net	6,296	3,774	—

Segment profit	$14,622	$9,493	$6,132

Reconciliation of segment profit to net income (loss) from continuing operations before provision for income taxes:
Total segment profit	$19,713	$15,790	$17,231
Less reconciling items:
Stock based compensation	15,638	9,237	11,903
Impairment of goodwill	15,837	—	—
Amortization of intangible assets from acquisitions	4,728	2,926	434
Acquisition and separation related costs	753	878	(68)
Interest expense and other, net	449	37	62

Net income (loss) from continuing operations before provision for income taxes	$(17,692)	$2,712	$4,900

	Years ended December 31,
	2012	2013	2014
Reconciliation of segment revenue to consolidated revenue
Call-driven	$111,886	$135,126	$168,051
Archeo	20,908	17,424	14,593

Total	$132,794	$152,550	$182,644

Revenue.

2013 to 2014

Revenue increased 20% from $152.6 million in 2013 to $182.6 million in 2014. The increase was due primarily to an increase in our Call-driven revenues.

Our Call-driven revenues increased 24% from $135.1 million in 2013 to $168.1 million in 2014. This increase was primarily due to an increase in national advertiser budgets in our pay-for-call services within our Call Marketplace.

Our Archeo revenues decreased 16% from $17.4 million in 2013 to $14.6 million in 2014. Archeo revenues for 2014 included domain name sales of $7.3 million compared to total domain transactions of $6.2 million in 2013, which is comprised of $2.4 million recognized in revenue after the launch of Domains Marketplace and $3.8 million recognized as gain/loss on sale of intangible assets, net, prior to the launch of Domains Marketplace.

The decrease in revenues was primarily from our cost-per-actions revenue from resellers related to our local search and directory web sites, our pay-per-click listings revenue and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on our pay-per-click listings, which was partially offset by the increase in domain name revenues.

Our arrangement with Allstate Insurance Company (“Allstate”) was for call advertising services, which accounted for 12% and 27% of total revenues for years ended December 31, 2013 and 2014, respectively. Our primary arrangement with Allstate in 2014 was for pay-for-call services within our Call Marketplace whereby we charge an agreed-upon price for qualified calls or leads from our network. In September 2014, Allstate ceased purchases of the pay-for-call services and reduced their planned pay-for-call advertising spend for the fourth quarter of 2014 to zero. We do not expect Allstate will purchase additional pay-for-call services in the foreseeable future, which is anticipated to have a material adverse effect on our future operating results. The call analytics service relationship with Allstate, which provides a small, non-material financial contribution to our operating results, will cease in the first quarter of 2015. Allstate accounted for $48.8 million of total revenues for the year ended December 31, 2014. The related distribution partner payments (a component of service costs) were $43.3 million and revenues less such distribution partner payments were $5.5 million, for the year ended December 31, 2014. Substantially all the revenue and distribution partner payments related to the nine months ended September 30, 2014.

Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through June 2015 that includes certain provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. In July 2013, we amended our arrangement with YP, which lowered certain agency fees beginning July 1, 2013 through June 2015. We also extended a separate pay-for-call relationship through June 2015 with YP within our Call Marketplace. We charge an agreed-upon price for qualified calls or leads from our network. Amounts we receive from YP for the pay-for-call services has grown due to more dollars being spent by the small business accounts on our platform on our pay-for-call services. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total revenue may decrease. We expect, given the reduction of spend from Allstate, YP will comprise a greater percentage of total revenues in the near term periods. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. In addition, to the extent YP decreases the number of new advertiser accounts with us, it may result in fewer small business accounts and related revenues on our platform. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in June 2015, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. YP accounted for 25% and 24% of total revenues for the years ended December 31, 2013 and 2014, respectively.

The following table presents our revenues, by revenue source, for the periods presented:

	Years ended December 31,
	2012	2013	2014
Partner and Other Revenue Sources	$121,904	$141,617	$171,314
Proprietary Web Site Traffic Sources and Domain Name Revenue	10,890	10,933	11,330

Total Revenue	$132,794	$152,550	$182,644

Our partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-for-click advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms. The partner and other revenues increased 21% from $141.6 million for the year ended December 31, 2013 to $171.3 million in the same period in 2014. The increase was primarily due to an increase in our Call-driven revenues offset partially by a decrease in our pay-per-click listings revenues and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on the pay-per-click listings.

Our proprietary web site traffic revenues are generated from our portfolio of owned web sites, which are monetized with pay-for-call or pay-per-click listings that are relevant to the web sites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our web sites and calls or clicks on a particular listing or completes the specified action, we receive a fee. We also generate revenue from domain name sales. Our proprietary web site traffic and domain name revenues was $10.9 million for the year ended December 31, 2013 compared to $11.3 million for the same period in 2014. This increase was primarily due to domain name sales recognized in revenues of $7.3 million for the year ended December 31, 2014 compared to $2.4 of domain sales recognized in revenue for the same period in 2013. For the year ended December 31, 2013, there were additional domain name transactions that totaled $3.7 million and were recognized as gain/loss on sale of intangible assets, net. This increase was offset partially by a $3.9 million decrease in revenues for cost-per-actions due to lower budgets from resellers related to our local search and directory web sites. The increase was also offset partially by a $2.6 million decrease in revenues generated from our pay-per-click listings on our web sites due to lower click-throughs.

2012 to 2013

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

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of phone calls and click-throughs we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or click-through. With the recognition of domain name sales in revenue, it will be difficult to predict the number of domains that may be sold or the average revenue per domain sale. Domains sold have been through negotiated transactions and it may be difficult to determine the value of a domain to a prospective buyer. It is also difficult to anticipate the impact of worldwide and local economic conditions on advertising budgets.

In addition, we believe we will experience seasonality with our business. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is generally lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our mobile call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results and in turn the market price of our securities. In the first quarter of the calendar year, this trend generally reverses with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results will also be impacted by the timing of domain name sales which we began recognizing as revenue starting in September 2013 with the launch our Domains Marketplace.

Expenses

Expenses were as follows (in thousands):

	Years ended December 31,
	2012	% revenue	2013	% revenue	2014	% revenue
Service costs	$75,920	57%	$91,858	60%	$114,581	63%
Sales and marketing	13,057	10%	11,182	7%	12,251	7%
Product development	23,200	17%	27,346	18%	29,561	16%
General and administrative	22,838	17%	19,385	13%	20,923	11%
Amortization of intangible assets from acquisitions	4,728	4%	2,926	2%	434	0%
Acquisition and separation related costs	753	1%	878	1%	(68)	0%

	$140,496	106%	$153,575	101%	$177,682	97%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Years ended December 31,
	2012	2013	2014
Service costs	$1,869	$1,180	$1,382
Sales and marketing	2,029	645	894
Product development	1,038	1,635	2,595
General and administrative	10,702	5,777	7,032

Total stock-based compensation	$15,638	$9,237	$11,903

See Note 6 (b). Stock Option Plan of the consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 25% from $91.9 million in 2013 to $114.6 million in 2014. The increase was primarily attributable to an increase in distribution partner payments, personnel costs, and stock based compensation totaling $23.7 million, offset partially by decreases in communication and network costs and fees paid to outside service providers.

Service costs increased 21% from $75.9 million in 2012 to $91.9 million in 2013. The increase was primarily attributable to an increase in distribution partner payments and personnel costs totaling $17.1 million, partially offset by a decrease in communication and network costs and stock-based compensation.

Service costs represented 63% of revenue in 2014 compared to 60% in 2013 and 57% in 2012. The 2014 and 2013 increase as a percentage of revenue was primarily a result of higher distribution partner payments and proprietary web site traffic and domain name revenues comprising a lower proportion of revenue compared to prior periods. Proprietary website traffic and domain name revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues such as our proprietary web site traffic sources, local leads platform, and domain name sales have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources, local leads platform, and domain name sales make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. We expect with an increase in the proportion of partner and other revenue sources and additional investment in our network, service costs may increase as a percentage of revenue in the near term relative to the most recent quarterly period. We also expect that in the longer term service costs will increase in absolute dollars in connection with any revenue increase as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions, calls, and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 10% from $11.2 million in 2013 to $12.3 million in 2014. As a percentage of revenue, sales and marketing expenses was 7% for both 2013 and 2014. The net increase in dollars were primarily a result of higher personnel costs, stock based compensation and fees paid to outside service providers totaling $1.4 million, partially offset by a decrease in online and outside marketing costs. The 2014 percentage of revenue was relatively consistent with the 2013 percentage of revenue.

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

Product Development. Product development expenses increased 8% from $27.3 million in 2013 to $29.6 million in 2014. The net increase in dollars was primarily due to an increase in personnel costs and stock compensation totaling $2.6 million offset partially by a decrease in fees paid to outside service providers. As a percentage of revenue, product development expenses were 18% and 16% for 2013 and 2014, respectively. The decrease as a percentage of revenue was due to revenues increasing at a faster rate than product development expenses.

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

In the near term, we expect product development expenditures to be relatively stable or modestly increase in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

General and Administrative. General and administrative expenses increased 8% from $19.4 million in 2013 to $20.9 million in 2014. The net increase was primarily due to an increase in personnel costs, fees paid to outside service providers, stock based compensation and other operating costs totaling $2.1 million. This increase was partially offset by a decrease in bad debt expense. As a percentage of revenue, general and administrative expenses were 13% and 11% for 2013 and 2014, respectively. The decrease in percentage of revenue was due to revenues increasing at a faster rate than general and administrative expenses.

General and administrative expenses decreased 15%, from $22.8 million in 2012 to $19.4 million in 2013. The net decrease was primarily due to decrease in stock based compensation of $4.9 million offset primarily by an increase in personnel costs, professional fees, bad debt, and other operating expenses. As a percentage of revenue, general and administrative expenses were 17% and 13% for 2012 and 2013, respectively. The decrease in percentage of revenue was primarily as a result of a decrease in stock based compensation and higher revenues compared to 2012.

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

Segment Profit. Call-driven segment profit increased 76% from $6.3 million in 2013 to $11.1 million in 2014. This increase was primarily due to an increase in national advertiser budgets in our pay-for-call services within our Call Marketplace.

Call-driven segment profit increased 24% from $5.1 million in 2012 to $6.3 million in 2013. The increase in profit was due to higher revenues in 2013 as a result of increases in national advertiser budgets and thousands of additional small business accounts utilizing our call analytics platform and operating expenses as a percentage of revenue remaining similar to 2012.

Archeo segment profit decreased 36% from $9.5 million in 2013 to $6.1 million in 2014. The decrease was primarily from lower cost-per-actions revenues from resellers related to our local search and directory web sites, our pay-per-click listings revenue and presence management due to fewer advertisers utilizing our services and lower advertising spend amounts on our pay-per-click listings, which was offset by domain name sales contribution. Domain name sales contribution of $7.4 million was higher for 2014 compared to $6.3 million in 2013, which includes $3.8 million recorded as gain on sales and disposals of intangible asset prior to the Domains Marketplace launch.

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense decreased from $2.9 million in 2013 to $434,000 in 2014. The decrease was primarily associated with certain intangible assets related to the April 2011 Jingle acquisition being fully amortized. During 2014, the amortization of intangibles related to service costs.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets, and liabilities resulting from our acquisitions have been recorded in our financial statements. We may acquire identifiable intangible assets as part of future acquisitions, and if so, we expect that our intangible amortization will increase in absolute dollars.

As of December 31, 2014, our goodwill balances were $63.3 million and $2.4 million in our Call-Driven and Archeo reporting units, respectively. In the third quarter of 2014, we performed impairment testing in accordance with ASC 350 and in light of the macroeconomic and competitive environments, customer changes, lower projected revenue and profitability and a significant decrease in market capitalization at the end of September 2014. We also performed a review on certain of our intangible assets under ASC 360. As a result of this testing, we concluded that there was no impairment of goodwill and intangible assets in the third quarter of 2014. The Company performed its annual impairment testing as of November 30, 2014 and determined that there was no impairment of goodwill and intangible assets during the remainder of 2014.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period January 1, 2015 to March 6, 2015, the Company’s stock price approached the then book value. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in November 2015.

Acquisition and separation related costs. Acquisition and separation related costs of ($68,000) benefit related to a revision in our original estimates regarding the future obligation related to the Jingle office space. Acquisition and separation related costs of $878,000 in 2013 and $753,000 in 2012 were primarily for professional fees and other procedures associated with our proposed separation of our business into two distinct publicly traded companies. Costs for 2012 are net of a $132,000 benefit related to a revision in our original estimates regarding the future obligation related to the Jingle office space.

Impairment of goodwill. We perform our annual impairment testing in accordance with the Accounting Standards Codification 350, Intangibles—Goodwill and Other on November 30. No impairment was identified in 2014 and 2013.

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

Gain on sales and disposals of intangible assets, net. The gain on sales and disposals of intangible assets, net was $3.8 million in 2013 and was attributable to the sales and disposals of Internet domain names and other intangible assets. In September 2013, we launched Domains Marketplace which provides domain names available for sale and facilitates the buying and transacting of domain names. During 2013, approximately $2.5 million of domain name sales were recognized as revenue after the launch date and future domain name sales will be recognized as revenue. The domain name sales transactions for the years ended December 31, 2013 and 2014 were $6.3 million and $7.4 million, respectively. The increase in domain name sales was primarily due to an increase in number of domain names sold in 2014 compared to 2013.

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

Other income (expense), net. Other income (expense), net was ($37,000) and ($62,000) in 2013 and 2014, respectively.

Other income (expense), net were ($449,000) and ($37,000) in 2012 and 2013, respectively. The net decrease in other income (expense), net during 2013 was primarily due to the Jingle deferred acquisition consideration paid in 2012, which resulted in no interest accretion in 2013.

Income Taxes. The income tax expense in 2014 was $24.3 million. In 2014, the effective rate of 495% differed from the effective tax rate of 34% due primarily to an increase in the valuation allowance of $22.3 million recorded in the third quarter of 2014 and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options under the fair-value method, federal research and development credits, and other non-deductible amounts.

At December 31, 2014, based upon both positive and negative evidence available, the Company determined that it is not more likely than not that its deferred tax assets of $44.8 million will be realized and accordingly, the Company has recorded 100% valuation allowance of $44.8 million against these deferred tax assets. During the third quarter of 2014, the valuation allowance increased by $22.3 million resulting in a corresponding income tax expense of $22.3 million. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. The Company incurred taxable losses in 2012, 2013, and 2014 of $3.5 million, $7.6 million, and $10.5 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with the Company resulting in lower projected revenue and profitability. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

We also recognized approximately $547,000 of federal research and experimental credits as a result of the retroactive extension of the federal research and experimental credit for the period January 1, 2014 to December 31, 2014 as part of the Tax Increase Prevention Act of 2014 signed into law in December 2014.

The income tax expense in 2013 was $1.8 million. In 2013, the effective tax rate of 65% differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, increase in valuation allowance and other non-deductible amounts. We recognized approximately $851,000 of federal research and experimental credits related to 2012 and 2013 during 2013 due to the reinstatement of the federal research and development credit in January 2013 as part of the 2012 American Taxpayer Relief Act. This resulted in an increase in our gross deferred tax assets, which was offset by an increase to our valuation allowance of $651,000 in 2013.

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

During 2012, 2013 and 2014, we recognized excess tax benefits (shortfalls) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock of approximately ($4.0) million, ($76,000) and ($1.2) million respectively, which were recorded to additional paid in capital.

Discontinued Operations, net of tax. In July 2013, we sold certain assets related to Archeo’s pay per click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations. See Note 12. Discontinued Operations for further discussion. Discontinued operations, net of tax in 2012 was a loss of ($938,000) which includes a goodwill impairment of $902,000, in 2013 was income of $860,000 which includes $930,000 in gain on sale, net of tax from the sale of certain pay-per-click assets and in 2014 was income of $287,000 primarily as a result of a gain on sale, net of tax associated with the receipt of an earn-out consideration.

Net Income (Loss). Net income was $1.8 million in 2013 compared to a net loss of ($19.1) million in 2014. The decrease in net income was primarily a result of an increase to our valuation allowance of $22.3 million offset partially by an incremental increase in contribution due to an increase in revenues. Net loss was $35.2 million in 2012 compared to net income of $1.8 million in 2013. The increase in net income in 2013 was primarily a result of non-cash charges related to goodwill impairment and valuation allowance totaling $33.1 million in 2012, a decrease in stock based compensation and amortization of acquired intangible assets, and an increase in revenue offset by an increase in operating expenses.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters ended December 31, 2014. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

	Quarter Ended
(in thousands)	Mar 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013	Mar 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014
Consolidated Statement of Operations:
Revenue	$34,732	$37,578	$40,560	$39,680	$50,496	$49,676	$49,181	$33,291
Expenses:
Service costs (1)	20,148	22,584	25,293	23,833	32,354	32,319	32,055	17,853
Sales and marketing (1)	2,644	2,905	2,801	2,832	3,382	2,839	2,940	3,090
Product development	6,808	6,945	6,833	6,760	7,560	7,458	7,581	6,962
General and administrative	4,797	5,527	4,679	4,382	5,361	5,386	5,380	4,796
Acquisition and separation related costs	345	309	286	(62)	—	(68)	—	—
Amortization of intangible assets from acquisitions (2)	1,055	736	709	426	403	31	—	—

Total operating expenses	35,797	39,006	40,601	38,171	49,060	47,965	47,956	32,701
Gain on sales and disposals of intangible assets, net	1,362	1,330	1,047	35	—	—	—	—

Income (loss) from operations	297	(98)	1,006	1,544	1,436	1,711	1,225	590
Other income (expense):
Interest income	3	7	3	2	—	1	—	1
Interest and line of credit expense	(19)	(19)	(20)	(18)	(19)	(19)	(19)	(19)
Other	(1)	—	(2)	27	17	(4)	—	(2)

Total other income (expense)	(17)	(12)	(19)	11	(2)	(22)	(19)	(20)

Income (loss) from continuing operations before provision for income taxes	280	(110)	987	1,555	1,434	1,689	1,206	570
Income tax expense (benefit)	165	243	389	958	588	709	22,980	0

Net income (loss) from continuing operations	115	(353)	598	597	846	980	(21,774)	570
Discontinued operations, net of tax	(31)	—	883	8	9	—	278	—

Net income (loss)	84	(353)	1,481	605	855	980	(21,496)	570
Dividends paid to participating securities	—	—	—	—	(36)	(33)	(29)	(28)

Net income (loss) applicable to common stockholders	$84	$(353)	$1,481	$605	$819	$947	$(21,525)	$542

(1)	Excludes amortization of intangible assets from acquisitions. Certain reclassifications have been made to prior periods to conform to current period presentation.
(2)	Components of amortization of intangible assets from acquisitions:

Service costs	$748	$429	$402	$402	$403	$31	$—	$—
Sales and marketing	307	307	307	24	—	—	—	—

Total	$1,055	$736	$709	$426	$403	$31	$—	$—

Certain reclassifications have been made to prior periods to conform to current period presentation.

Due to rounding, the sum of quarterly amounts may not equal amounts reported for year-to-date periods.

Liquidity and Capital Resources

As of December 31, 2013 and 2014, we had cash and cash equivalents of $30.9 million and $80.0 million, respectively. As of December 31, 2014, we had current and long term contractual obligations of $11.5 million, of which $7.5 million is for rent under our facility operating leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as amortization and depreciation, deferred income taxes, stock-based compensation, excess tax benefit related to stock-based compensation, acquisition and separation related costs, gain on sale of intangible assets, net, gain on sale of discontinued operations, impairment of goodwill and changes in working capital.

Cash provided by operating activities for the year ended December 31, 2014 of approximately $22.4 million consisted primarily of net loss of $19.1 million adjusted for non-cash items of $41.9 million, including amortization and depreciation, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes that includes a $22.3 million increase in the valuation allowance, $422,000 of gain on sale of discontinued operations, and $72,000 provided by working capital and other activities. Cash provided by operating activities for the year ended December 31, 2013 of approximately $13.6 million consisted primarily of net income of $1.8 million adjusted for non-cash items of $19.6 million, including amortization and depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes, $1.5 million of gain on sale of discontinued operations, $3.8 million gain on sales and disposals of intangible and fixed assets, net and $2.5 million provided by working capital and other activities.

With respect to a significant portion of our pay-for call and pay-per-click advertising services, the amount payable to the distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenue in 2012, 2013 and 2014. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to certain of our other revenue sources including our proprietary web site traffic revenues.

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

We have payment arrangements with reseller partners particularly related to our proprietary web site traffic sources or our local leads and call analytics services, such as YP, SuperMedia Inc., hibu, The Cobalt Group, and Yellow Media Inc., whereby we receive payment between 30 and 60 days following the delivery of services. We also have payment arrangements with advertising agencies particularly related to our Call Marketplace product, such as Resolution Media, whereby we receive payment when the agency’s advertiser pays the agency, which is between 60 and 90 days following the delivery of services. For the year ended and as of December 31, 2014 amounts from these partners and agency totaled 37% of revenue and $16.1 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agency. In July 2013, we amended our arrangement with YP, which lowered certain agency fees beginning July 1, 2013 through June 2015. We also extended a separate pay-for-call relationship through June 2015 with YP within our Call Marketplace. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in June 2015, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. Net accounts receivable balances outstanding at December 31, 2014 from YP totaled $10.7 million. For the year ended December 31, 2014, amounts from these partners and advertising agency along with Allstate totaled 64% of revenue in which substantially all of the revenues from Allstate was generated during the nine months ended September 30, 2014. In September 2014, Allstate ceased purchases of the pay-for-call services. We do not expect Allstate will purchase additional pay-for-call services in the foreseeable future, which is anticipated to have a material adverse effect on our future operating results and expect the call analytics service relationship with Allstate, which provides a small, non-material financial contribution to our future operating results, to cease in the first quarter of 2015.

We have revenue concentrations with certain large advertisers and advertising agencies and most of these customers are not subject to long term contracts with us and are generally able to reduce or cease advertising spending at any time and for any reason. A significant reduction in advertising spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues and profitability. This could have a material adverse effect on our results of operations and financial condition. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed.

In September 2013, we launched our Domains Marketplace that provides domain names available for sale and facilitates the buying and transacting of domain names. Approximately $7.3 million of domain name sales were recognized as revenue for the year ended December 31, 2014.

Cash used in investing activities for the year ended December 31, 2014 of $3.2 million was primarily attributable to purchases of property and equipment of $3.3 million and purchases of intangible and noncurrent assets of primarily domain names of $217,000, that were partially offset by proceeds from the sale of discontinued operations of $304,000 related to an earn-out consideration payment from the July 2013 sale of certain pay-per-click advertising services. Cash provided by investing activities for the year ended December 31, 2013 of approximately $1.6 million was primarily attributable to purchases for property and equipment of $3.0 million, which were more than offset by proceeds from the sales of intangible assets of approximately $3.8 million and proceeds from sale of discontinued operations of $1.1 million. Cash used in investing activities for the year ended December 31, 2012 of approximately $3.3 million was primarily attributable to purchases for property and equipment of $2.9 million, which were more than offset by proceeds from the sales of intangible assets of approximately $6.3 million. In April 2011, we acquired Jingle in which $15.8 million, net of cash acquired, was paid at closing. The acquisition included deferred acquisition payments, net of certain working capital and other adjustments, totaling $33.9 million, which were paid in cash in 2012 and are shown as financing activities.

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

Cash provided by financing activities for the year ended December 31, 2014 of approximately $29.8 million was primarily attributable to proceeds from a follow-on offering, net of offering costs paid, of $32.5 million and proceeds from employee stock option exercises and employee stock purchase plan of $4.3 million, which was partially offset by payment of common stock dividends, minimum tax withholding payments related to certain executive restricted stock award vests, and the repurchase of 669,000 shares of Class B common stock for treasury all totaling approximately $6.9 million. In April 2014, we completed a follow-on public offering in which we sold an aggregate of 3.4 million shares of our Class B common stock, which includes the exercise of the underwriters’ option to purchase 514,100 additional shares, at a public offering price of $10.50 per share. In addition, another 3.2 million shares were sold by the selling stockholders, which include the exercise of the underwriter’s option to purchase 343,000 additional shares. Our aggregate net proceeds of $32.5 million are after deducting underwriting discounts and commissions and offering expenses paid. We did not receive any of the proceeds from the sales of shares by the selling stockholders. Cash used in financing activities for the year ended December 31, 2013 was $261,000 and was primarily comprised of tax withholding payment of approximately $3.2 million related to certain executive vested restricted stock awards partially offset by proceeds from exercises of stock options of $2.9 million. Cash used in financing activities for the year ended December 31, 2012 of approximately $44.7 million was primarily attributable to the cash payments of the 12-month and 18-month deferred acquisition payments related to the April 2011 Jingle acquisition totaling $33.9 million, which is net of certain working capital and other adjustments. The deferred acquisition payments exclude the interest accretion of $881,000 that is shown as an operating cash outflow. Other financing activities include the repurchase of 387,000 shares of Class B common stock for treasury stock totaling approximately $1.7 million and common stock dividend payments of $9.4 million, partially offset by net proceeds of approximately $71,000 from the sale of stock through employee stock options and employee stock plan purchases and $308,000 from excess tax benefit related to stock-based compensation. The dividend payments in 2012 include the December 2012 board of directors’ declaration of quarterly dividends for the first, second, third, and fourth quarters of 2013 totaling $5.3 million, which was paid on December 31, 2012.

The following table summarizes our contractual obligations as of December 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

In thousands	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$7,534	$2,271	$4,686	$577	$—
Other contractual obligations	3,927	2,496	1,431	—	—

Total contractual obligations (1),(2)	$11,461	$4,767	$6,117	$577	$—

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of approximately $717,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

As of December 31, 2014, we have a credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of December 31, 2014, we had $30 million of availability under the credit agreement. The credit agreement matures in April 2017.

In November 2006, our board of directors authorized a share repurchase program (the “2006 Repurchase Program”) to repurchase up to 3 million shares of our Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A common stock and Class B common stock. Our board of directors have authorized increases in the share repurchase program to provide for the repurchase of up to 13 million shares in the aggregate (less shares previously purchased under the share repurchase program) of our Class B common stock. During the years ended December 31, 2012 and 2013, approximately 387,000 and 31,000 shares of Class B common stock, respectively, were repurchased under the 2006 Repurchase Program. No shares were repurchased under the 2006 Repurchase Program in the year ended December 31, 2014.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014

Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2014, approximately 669,000 shares of Class B common stock was repurchased under the 2014 Repurchase Program.

In 2012, quarterly dividends of $0.02 per share were paid on February 15, May 16 and August 15 to Class A and Class B common stockholders of record. In August 2012, our board of directors approved an increase to the quarterly cash dividend on the Class A and Class B common stock, subject to capital availability, from $0.02 per share to $0.035 per share. The increase in the dividend raised the annual dividend rate to $0.14 per share or approximately $5.3 million. We paid the incremental $0.015 per share dividends on August 31, 2012. In December 2012, our board of directors declared a quarterly dividend for the first, second, third and fourth quarters of 2013 totaling $0.14 per share on its Class A common stock and Class B common stock, which was paid on December 31, 2012. The dividend paid totaled $5.3 million. Total dividends paid in 2012 were $9.4 million, which includes the 2013 dividends accelerated into 2012.

In 2014, quarterly dividends of $0.02 per share were paid on February 18, May 15, August 15 and November 18. Total dividends paid in 2014 were $3.3 million. Although we expect that the annual cash dividend, subject to capital availability, will be $0.08 per common share or approximately $3.4 million for the foreseeable future, there can be no assurance that we will continue to pay dividends at such a rate or at all.

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

We apply FASB ASC 605 to account for revenue arrangements with multiple deliverables. FASB ASC 605 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple deliverables, the entire fee from the arrangement is allocated to each respective deliverable based on its relative selling price and recognized when revenue recognition criteria for each deliverable are met. The selling price for each deliverable is established based on the sales price charged when the same deliverable is sold separately, the price at which a third party sells the same or similar and largely interchangeable deliverable on a standalone basis or the estimated selling price if the deliverable were to be sold separately.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

We apply the provisions of FASB ASC 350 “Goodwill and Intangible Assets” whereby assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. FASB ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360.

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The provisions of the accounting standard for goodwill and other intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of common stock and market capitalization. If our stock price were to trade below book value per share for an extended period of time and/or we experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values, and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, amortization expense is increased or decreased. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

We review goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the three months ended September 30, 2014, we performed impairment testing in accordance with ASC 350 in light of the macroeconomic and competitive environments, customer changes, lower projected revenue and profitability and a significant decrease in our market capitalization in September 2014. We also performed a review of our intangible assets under ASC 360. The estimated fair values of our reporting units were based on estimates of future operating results, discounted cash flows and other market-based factors. As a result of this testing, we concluded that there was no impairment of goodwill and intangible assets during the three months ended September 30, 2014. We performed the annual impairment testing as of November 30, 2014 and determined that there was no impairment of goodwill and intangible assets during the remainder of 2014.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period January 1, 2015 to March 6, 2015, the Company’s stock price approached the then book value. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in November 2015.

Any future additional impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Stock-Based Compensation

FASB ASC 718 requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock issuances, and restricted stock units be based on estimated fair values. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate, and therefore only recognize compensation cost for those shares expected to vest over the requisite service period.

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

During 2012 and 2013, we issued equity awards of stock options and restricted stock awards that have vesting based on a combination of certain service and market conditions. For equity awards with vesting based on a combination of certain service and market conditions, we factor an estimated probability of achieving certain service and market conditions and recognize compensation cost over the requisite service period of the award. We use a binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche.

Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards, the use of the Black-Scholes option pricing model, and the use of the binomial lattice model and a Monte Carlo simulation are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 6(b) Stock Option Plan in the consolidated financial statements for additional information.

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions is not recognized until that deduction reduces taxes payable. For the year ended December 31, 2014, we incurred an excess tax benefit which was not recorded because we are in a cumulative loss carryforward position for income taxes.

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

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. In 2014, we adopted ASU 2013-11 whereby we reclassified uncertain tax positions of $534,000 from other non-current liabilities to deferred tax assets.

At December 31, 2014, based upon both positive and negative evidence available, the Company determined that it is not more likely than not that its deferred tax assets of $44.8 million will be realized and accordingly, the Company has recorded 100% valuation allowance of $44.8 million against these deferred tax assets. During the third quarter of 2014, the valuation allowance increased by $22.3 million resulting in a corresponding income tax expense of $22.3 million. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. The Company incurred taxable losses in 2012, 2013, and 2014 of $3.5 million, $7.6 million, and $10.5 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with the Company resulting in lower projected revenue and profitability. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

At December 31, 2013 and 2014, based upon both positive and negative evidence available, the Company has determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, recorded a 100% valuation allowance of $6.0 million and $6.0 million against these deferred tax assets, respectively. The Company does not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should the Company determine in the future that all or part of the deferred assets will be realized, a tax benefit will be recorded accordingly in the period such determination is made.

As of December 31, 2014, the Company’s federal NOL carryforwards excluding those acquired were approximately $21.6 million for income tax purposes, which will begin to expire in 2032. In connection with the 2011 Jingle acquisition, the Company acquired federal NOL carryforwards of $4.4 million, which begin to expire in 2026. As of December 31, 2014, the Company’s state and city NOL carryforwards were approximately $6.0 million, which begin to expire in 2025.

In addition, at December 31, 2013 and 2014, the Company had certain federal net operating loss carryforwards of approximately $1.7 million, which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred related to these specific NOL carryforwards, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

Recent Accounting Pronouncement Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently in the process of evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions. During the years ended December 31, 2013 and 2014, the effects of changes in interest rates on the fair market value of our investments and our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited Marchex, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marchex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Marchex, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Marchex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 10, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 10, 2015

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$30,912	$80,032
Accounts receivable, net	30,005	25,941
Prepaid expenses and other current assets	2,943	3,143
Refundable taxes	97	131
Deferred tax assets	1,016	—

Total current assets	64,973	109,247
Property and equipment, net	5,440	5,430
Deferred tax assets	25,138	—
Intangible and other assets, net	484	313
Goodwill	65,679	65,679
Intangible assets from acquisitions, net	434	—

Total assets	$162,148	$180,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,922	$13,766
Accrued expenses and other current liabilities	7,988	7,515
Deferred revenue	1,388	2,117

Total current liabilities	25,298	23,398
Other non-current liabilities	2,095	1,118

Total liabilities	27,393	24,516
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 137,500 shares;
Class A: 12,500 shares authorized; 8,032 and 7,770 shares issued and outstanding, respectively, at December 31, 2013; 8,032 and 5,233 shares issued and outstanding, respectively, at December 31, 2014	80	55
Class B: 125,000 shares authorized; 30,879 and 30,720 shares issued and outstanding, respectively, at December 31, 2013, including 1,844 shares of restricted stock; and 37,271 and 36,817 shares issued and outstanding, respectively, at December 31, 2014, including of 1,006 shares of restricted stock	309	373
Treasury stock: 159 and 454 shares of Class B stock at December 31, 2013 and 2014, respectively	(2)	(2,503)
Additional paid-in capital	305,517	348,467
Accumulated deficit	(171,149)	(190,239)

Total stockholders’ equity	134,755	156,153

Total liabilities and stockholders’ equity	$162,148	$180,669

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2012	2013	2014
Revenue	$132,794	$152,550	$182,644
Expenses:
Service costs (1)	75,920	91,858	114,581
Sales and marketing (1)	13,057	11,182	12,251
Product development	23,200	27,346	29,561
General and administrative (1)	22,838	19,385	20,923
Amortization of intangible assets from acquisitions (2)	4,728	2,926	434
Acquisition and separation related costs	753	878	(68)

Total operating expenses	140,496	153,575	177,682
Impairment of goodwill	(15,837)	—	—
Gain on sales and disposals of intangible assets, net	6,296	3,774	—

Income (loss) from operations	(17,243)	2,749	4,962
Other income (expense):
Interest income	14	15	2
Interest and line of credit expense	(438)	(76)	(76)
Other, net	(25)	24	12

Total other income (expense)	(449)	(37)	(62)

Income (loss) from continuing operations before provision for income taxes	(17,692)	2,712	4,900
Income tax expense	16,566	1,755	24,277

Net income (loss) from continuing operations	(34,258)	957	(19,377)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(938)	(70)	9
Gain on sale of discontinued operations, net of tax	—	930	278

Discontinued operations, net of tax	(938)	860	287
Net income (loss)	(35,196)	1,817	(19,090)
Dividends paid to participating securities	(657)	—	(127)

Net income (loss) applicable to common stockholders	$(35,853)	$1,817	$(19,217)

Basic and diluted net income (loss) per Class A share applicable to common stockholders:
Continuing operations	$(1.03)	$0.03	$(0.49)
Discontinued operations, net of tax	$(0.03)	$0.02	$0.01

Basic and diluted net income (loss) per Class A share applicable to common stockholders	$(1.06)	$0.05	$(0.48)
Basic and diluted net income (loss) per Class B share applicable to common stockholders:
Continuing operations	$(1.02)	$0.03	$(0.49)
Discontinued operations, net of tax	$(0.03)	$0.02	$0.01

Basic and diluted net income (loss) per Class B share applicable to common stockholders	$(1.05)	$0.05	$(0.48)
Dividends paid per share	$0.25	$—	$0.08
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	9,574	8,816	5,853
Class B	24,412	26,798	34,157
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	9,574	8,816	5,853
Class B	33,986	36,999	40,010
(1) Excludes amortization of intangible assets from acquisitions.
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$3,484	$1,981	$434
Sales and marketing	1,228	945	—
General and administrative	16	—	—

Total	$4,728	$2,926	$434

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Class A		Class B		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	common stock		common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2011	9,632	$99	28,074	$281	(157)	$(1,067)	$297,465	$(137,770)	$159,008

Issuance of common stock upon exercise of stock options	—	—	6	—	—	—	27	—	27
Income tax shortfall of option exercises and restricted stock vesting, net	—	—	—	—	—	—	(4,006)	—	(4,006)
Issuance of common stock under employee stock purchase plan	—	—	10	—	—	—	36	—	36
Issuance of restricted stock	—	—	1,484	15	—	—	—	—	15
Tax withholding related to restricted stock awards	—	—	(7)	—	(384)	(4)	(1,607)	—	(1,611)
Repurchase of Class B common stock	—	—	—	—	(387)	(1,651)	—	—	(1,651)
Conversion of Class A common stock to Class B common stock	(62)	(1)	62	1	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(723)	(7)	—	—	(7)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	15,696	—	15,696
Retirement of treasury stock	—	—	(1,249)	(13)	1,249	2,716	(2,703)	—	—
Net loss	—	—	—	—	—	—	—	(35,196)	(35,196)
Common stock cash dividends	—	—	—	—	—	—	(9,376)	—	(9,376)

Balances at December 31, 2012	9,570	$98	28,380	$284	(402)	$(13)	$295,532	$(172,966)	$122,935

Issuance of common stock upon exercise of stock options	—	—	560	6	—	—	2,925	—	2,931
Issuance of common stock upon vesting of restricted stock units	—	—	71	—	—	—	—	—	—
Income tax shortfall of option exercises, restricted stock vesting and other, net	—	—	—	—	—	—	(384)	—	(384)
Issuance of common stock under employee stock purchase plan	—	—	12	—	—	—	72	—	72
Issuance of restricted stock	—	—	735	7	—	—	—	—	7
Tax withholding related to restricted stock awards	—	—	—	—	(220)	(2)	(1,764)	—	(1,766)
Repurchase of Class B common stock	—	—	—	—	(31)	(119)	—	—	(119)
Conversion of Class A common stock to Class B common stock	(1,800)	(18)	1,800	18	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(185)	(2)	—	—	(2)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	9,264	—	9,264
Retirement of treasury stock	—	—	(679)	(6)	679	134	(128)	—	—
Net income	—	—	—	—	—	—	—	1,817	1,817

Balances at December 31, 2013	7,770	$80	30,879	$309	(159)	$(2)	$305,517	$(171,149)	$134,755

Issuance of common stock in offering, net of costs	—	—	3,371	34	—	—	32,448	—	32,482
Issuance of common stock upon exercise of stock options	—	—	748	7	—	—	4,170	—	4,177
Issuance of common stock upon vesting of restricted stock units	—	—	257	3	—	—	—	—	3
Income tax shortfall of option exercises, restricted stock vesting and other, net	—	—	—	—	—	—	(1,229)	—	(1,229)
Issuance of common stock under employee stock purchase plan	—	—	12	—	—	—	67	—	67
Issuance of restricted stock	—	—	65	1	—	—	—	—	1
Tax withholding related to restricted stock awards	—	—	—	—	(175)	(1)	(1,079)	—	(1,080)
Repurchase of Class B common stock	—	—	—	—	(669)	(2,505)	—	—	(2,505)
Conversion of Class A common stock to Class B common stock	(2,537)	(25)	2,537	25	—	—	—	—	—
Repurchase of unvested restricted stock	—	—	—	—	(49)	(1)	—	—	(1)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	11,903	—	11,903
Retirement of treasury stock	—	—	(598)	(6)	598	6	—	—	—
Net loss	—	—	—	—	—	—	—	(19, 090)	(19,090)
Common stock cash dividends	—	—	—	—	—	—	(3,330)	—	(3,330)

Balances at December 31, 2014	5,233	$55	37,271	$373	(454)	$(2,503)	$348,467	$(190,239)	$156,153

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income (loss)	$(35,196)	$1,817	$(19,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	8,457	6,683	4,105
Accretion of interest expense	362	—	—
Acquisition and separation related costs	(132)	(62)	(68)
Impairment of goodwill	16,739	—	—
(Gain) loss on sales of fixed assets, net	—	7	—
Gain on sale of discontinued operations	—	(1,492)	(422)
Gain on sales and disposals of intangible assets, net	(6,296)	(3,774)	—
Allowance for doubtful accounts and advertiser credits	1,780	1,722	1,528
Stock-based compensation	15,696	9,264	11,903
Deferred income taxes	16,586	1,968	24,390
Excess tax benefit related to stock-based compensation	(308)	—	—
Change in certain assets and liabilities:
Accounts receivable, net	2,948	(5,732)	2,536
Refundable taxes, net	(100)	167	(34)
Prepaid expenses and other current assets	1,884	(338)	(104)
Accounts payable	(550)	3,513	(2,199)
Accrued expenses and other current liabilities	(1,704)	(39)	(480)
Deferred revenue	79	(49)	729
Other non-current liabilities	(344)	(59)	(375)

Net cash provided by operating activities	19,901	13,596	22,419
Cash flows from investing activities:
Purchases of property and equipment	(2,879)	(3,041)	(3,265)
Proceeds from sales of property and equipment	—	9	—
Proceeds from sales of intangible assets	6,319	3,775	—
Purchases of intangibles and changes in other non-current assets	(120)	(154)	(217)
Proceeds from sale of discontinued operations	—	1,058	304

Net cash provided by (used in) investing activities	3,320	1,647	(3,178)
Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	308	—	—
Proceeds from offering, net of costs	—	—	32,527
Tax withholding related to restricted stock awards	(226)	(3,150)	(1,080)
Repurchase of Class B common stock for treasury stock	(1,651)	(119)	(2,486)
Common stock dividends payments	(9,376)	—	(3,330)
Proceeds from exercises of stock option and vesting of restricted stock units	27	2,931	4,181
Proceeds from issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	8	5	—
Deferred acquisition payments	(33,860)	—	—
Proceeds from employee stock purchase plan	36	72	67

Net cash provided by (used in) financing activities	(44,734)	(261)	29,879

Net increase (decrease) in cash and cash equivalents	(21,513)	14,982	49,120
Cash and cash equivalents at beginning of period	37,443	15,930	30,912

Cash and cash equivalents at end of period	$15,930	$30,912	$80,032
Supplemental disclosure of cash flow information:
Cash received (paid) during the period for income taxes, net	117	19	(70)
Cash paid during the period for interest accretion on deferred payment	881	—	—
Cash paid during the period for interest, net	62	80	74
Supplemental disclosure of non-cash investing and financing activities:
Deferred payments related to acquisition	835	—	—
Property and equipment acquired in accounts payable and accrued expenses	239	167	157
Tax withholding related to restricted stock awards in accrued expenses	1,384	—	—

See accompanying notes to consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile advertising technology company. The Company provides products and services for businesses of all sizes that depend on consumer phone calls to drive sales. The Company’s technology platform delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect high-intent consumers with businesses over the phone while its technology facilitates call quality, analyzes calls in real time and measures the outcomes of calls. The Company through its Archeo division enables the buying, selling and development of domain names. The Company also provides performance-based online advertising that connects advertisers with consumers across our owned web sites as well as third party web sites.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to the current period presentation.

In July 2013, the Company sold certain assets related to Archeo’s pay-per-click advertising services. As a result, the operating results related to these certain pay-per-click assets are shown as discontinued operations in the consolidated statements of operations for all periods presented (see Note 12 Discontinued Operations). Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2013 and 2014: cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments and their short-term nature.

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

The allowance for doubtful accounts activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2012	$793	$594	$810	$577
December 31, 2013	577	772	728	621
December 31, 2014	621	256	294	583

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Additions charged against revenue	Credits processed	Balance at end of period
December 31, 2012	$473	$1,186	$1,074	$585
December 31, 2013	585	994	870	709
December 31, 2014	709	1,257	948	1,018

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

(h) Revenue Recognition

The following table presents the Company’s revenues by segment for the periods presented (in thousands):

	Years ended December 31,
	2012	2013	2014
Call-Driven	$111,886	$135,126	$168,051
Archeo	20,908	17,424	14,593

Total Revenue	$132,794	$152,550	$182,644

Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of the Company’s call analytics technology. Call-driven revenue also consists of payments from reseller partners for use of the Company’s technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action marketing services. Archeo revenue includes revenue generated from advertisements on the Company’s network of owned and operated websites and third-party distribution, as well as from the sale of domain names occurring after the launch of the Company’s Domains Marketplace in September 2013. Prior to the launch of Domains Marketplace, the sale of domain names were reported as gains on sales and disposals of intangible assets, net in the consolidated financial statements.

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

	Years ended December 31,
	2012	2013	2014
Partner and Other Revenue Sources	$121,904	$141,617	$171,314
Proprietary Web site Traffic Sources and Domain Names	10,890	10,933	11,330

Total Revenue	$132,794	$152,550	$182,644

The Company’s partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-for-click advertisers’ listings. The distribution network includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content, mobile carriers and other offline sources. The Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. The Company also generates revenue from cost-per-action services, which occurs when a user makes a phone call from the Company’s advertiser’s listing or is redirected from one of the Company’s web sites or a third party web site in the Company’s distribution network to an advertiser web site and completes the specified action. The Company pays a revenue share to the distribution partners to access their mobile, online, offline and other user traffic. Other revenues include call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms.

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

The Company’s performance-based advertising services, which includes call advertising, pay-per-click services, and cost-per-action services accounted for more than 76% of revenue for the years ended December 31, 2012, 2013 and 2014. The Local Leads platform, which enables partner resellers to sell call advertising and/or search marketing products, campaign management services, and starting in September 2013, domain name sales through our Domains Marketplace accounted for less than 24% of revenue for the years ended December 31, 2012, 2013 and 2014. The Company has no barter transactions.

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

In providing call advertising services and pay-per-click advertising, the Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each phone call or click-through, which occurs when an online user makes a phone call or clicks on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within the Company’s distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, the Company’s portfolio of owned web sites and other targeted Web-based content, mobile carriers and offline sources. The Company also generates revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of the Company’s web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action.

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

On September 10, 2013, the Company launched Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the consolidated financial statements. Historically, the sale of domain names were not a core operation of the Company and were peripheral to the generation of advertising revenue from domain names held for use, and as such, domain name sales were reported as gains on sales and disposals of intangible assets, net in the consolidated financial statements.

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

The Company applies FASB ASC 605 to account for revenue arrangements with multiple deliverables. FASB ASC 605 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple deliverables, the entire fee from the arrangement is allocated to each respective deliverable based on its relative selling price and recognized when revenue recognition criteria for each deliverable are met. The selling price for each deliverable is established based on the sales price charged when the same deliverable is sold separately, the price at which a third party sells the same or similar and largely interchangeable deliverable on a standalone basis or the estimated selling price if the deliverable were to be sold separately.

(i) Service Costs

The largest component of the Company’s service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their mobile, online, and other offline user traffic. The Company enters into agreements of varying durations with distribution partners that integrate the Company’s services into their web sites and indexes. The primary payment structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per phone call or click-through. Other payment structures that to a lesser degree exist include: 1) fixed payments, based on a guaranteed minimum amount of usage delivered, 2) variable payments based on a specified metric, such as number of paid click-throughs, and 3) a combination arrangement with both fixed and variable amounts that may be paid in advance.

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

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and search marketing services, maintaining the Company’s web sites, credit card processing fees, network costs and fees paid to outside service providers that provide the Company’s paid listings and customer services. Customer service and other costs associated with serving the Company’s call and search results and maintaining the Company’s web sites include depreciation of web sites and network equipment, colocation charges of the Company’s network web site equipment, bandwidth and software license fees, salaries of related personnel, stock-based compensation and amortization of intangible assets. Other service costs include license fees, domain name costs, amortization of the purchase cost of domain names, costs incurred for the renewal of the domain name registration and telecommunication costs, including the use of telephone numbers for providing call-based advertising services.

(j) Advertising Expenses

Advertising costs are expensed as incurred and include mobile and Internet-based advertising, sponsorships, and trade shows. Such costs are included in sales and marketing. The amounts for mobile, online and related outside marketing activities were approximately $1.8 million, $1.0 million and $780,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

(k) Other Intangible Assets and Product Development

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, and amortizes the costs over the expected useful life of the domain names on a straight-line basis. The expected useful lives range from 12 to 84 months. As of December 31, 2012, the net carrying value of Internet domains names related to domain names held for use. On September 10, 2013, the Company launched its Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. The net carrying value of Internet domain names as of December 31, 2013 and 2014 related to both domain names held for use and available for sale. In order to maintain the rights to each domain name acquired, the Company pays periodic registration fees, which generally cover a minimum period of 12 months. The Company records registration renewal fees of domain name intangible assets as a prepaid expense and recognizes the cost over the renewal period.

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

(l) Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. In 2014, we adopted ASU 2013-11 whereby we reclassified uncertain tax positions of $534,000 from other non-current liabilities to deferred tax assets.

(m) Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method.

(n) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for advertiser credits, useful lives for property and equipment and intangible assets, the fair value of the Company’s common stock and stock option awards, the impairment of goodwill and intangible assets and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

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

There were no distribution partners paid more than 10% of consolidated revenue for the year ended December 31, 2012 and one distribution partner was paid less than 16% of consolidated revenue for each of the years ended December 31, 2013 and 2014.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Years ended December 31,
	2012		2013	2014
Advertiser A	28%		25%	24%
Advertiser B		*	13%	*
Advertiser C		*	12%	27%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of consolidated accounts receivable is as follows (in percentages):

	At December 31,
	2013	2014
Advertiser A	41%	41%
Advertiser B	14%	*
Advertiser C	13%	*
Advertiser D	*	16%

*	Less than 10%.

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser. For the years ended December 31, 2012, 2013 and 2014, no advertising agency represented more than 10% of consolidated revenue and as of December 31, 2013, no advertising agency represented more than 10% of consolidated accounts receivable. There was one advertising agency, which represented 13% of consolidated accounts receivable balance as of December 31, 2014.

(p) Net Income (Loss) Per Share

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

Instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting. As such, the Company’s restricted stock awards are considered participating securities for purposes of calculating earnings per share. Under the two class method, dividends paid on unvested restricted stock are allocated to these participating securities and therefore impact the calculation of amounts allocated to common stock.

The following table calculates net income (loss) from continuing operations to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2012		2013		2014
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(9,900)	$(24,358)	$222	$735	$(2,852)	$(16,525)
Dividends paid to participating securities	—	(657)	—	—	—	(127)

Net income (loss) from continuing operations applicable to common stockholders	$(9,900)	$(25,015)	$222	$735	$(2,852)	$(16,652)
Discontinued operations, net of tax	(264)	(674)	199	661	40	247

Net income (loss) applicable to common stockholders	$(10,164)	$(25,689)	$421	$1,396	$(2,812)	$(16,405)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,574	24,412	8,816	26,798	5,853	34,157

Basic net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$(1.03)	$(1.02)	$0.03	$0.03	$(0.49)	$(0.49)
Discontinued operations, net of tax	(0.03)	(0.03)	0.02	0.02	0.01	0.01

Basic net income (loss) per share applicable to common stockholders	$(1.06)	$(1.05)	$0.05	$0.05	$(0.48)	$(0.48)

The following table calculates net income (loss) from continuing operations to net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2012		2013		2014
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(9,900)	$(24,358)	$217	$740	$(2,852)	$(16,525)
Dividends paid to participating securities	—	(657)	—	—	—	(127)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	(9,900)	—	217	—	(2,852)

Net income (loss) from continuing operations applicable to common stockholders	$(9,900)	$(34,915)	$217	$957	$(2,852)	$(19,504)
Discontinued operations, net of tax	(264)	(674)	195	665	40	247
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B share	—	(264)	—	195	—	40

Diluted discontinued operations, net of tax	$(264)	$(938)	$195	$860	$40	$287

Net income (loss) applicable to common stockholders	$(10,164)	$(35,853)	$412	$1,817	$(2,812)	$(19,217)

Weighted average number of shares outstanding used to calculate basic net income (loss) per share	9,574	24,412	8,816	26,798	5,853	34,157
Weighted average stock options and common shares subject to repurchase or cancellation	—	—	—	1,385	—	—
Conversion of Class A to Class B common shares outstanding	—	9,574	—	8,816	—	5,853

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	9,574	33,986	8,816	36,999	5,853	40,010

Diluted net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$(1.03)	$(1.02)	$0.03	$0.03	$(0.49)	$(0.49)
Discontinued operations, net of tax	(0.03)	(0.03)	0.02	0.02	0.01	0.01

Diluted net income (loss) per share applicable to common stockholders	$(1.06)	$(1.05)	$0.05	$0.05	$(0.48)	$(0.48)

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the years ended December 31, 2012, 2013 and 2014, outstanding options to acquire 7,029, 4,565, and 7,797 shares, respectively, of Class B common stock.

•	For the years ended December 31, 2012, 2013, and 2014, 2,433, 174, and 1,007 shares, respectively, of unvested Class B restricted common shares issued to employees and in connection with acquisitions.

•	For the year ended December 31, 2012, 2013 and 2014, 131, 43, and 1,134 restricted stock units, respectively.

(q) Guarantees

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

(r) Deferred Acquisition Payment

The Company’s deferred acquisition payments represent consideration payable related to a business combination in 2011. Both deferred acquisition payments were paid in cash in April 2012 and October 2012.

(s) Recent Accounting Pronouncement Not Yet Effective

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

(2) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Years ended December 31,
	2013 (1)	2014 (1)
Computer and other related equipment	$17,794	$18,662
Purchased and internally developed software	7,672	7,836
Furniture and fixtures	1,319	1,416
Leasehold improvements	1,829	1,834

	$28,614	$29,748
Less: accumulated depreciation and amortization	(23,174)	(24,318)

Property and equipment, net	$5,440	$5,430

(1)	Includes the original cost and accumulated depreciation of fully-depreciated fixed assets which were $17.4 million and $18.9 million at December 31, 2013 and 2014, respectively.

The Company has capitalized certain costs of internally developed software for internal use. The estimated useful life of costs capitalized is evaluated for each specific project. Amortization begins in the period in which the software is ready for its intended use. The Company has not capitalized any internally developed software costs during 2012, 2013 and 2014. Depreciation and amortization expense incurred by the Company was approximately $3.2 million, $3.4 million and $3.4 million for the years ended December 31, 2012, 2013 and 2014, respectively.

(3) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). In 2011, the Company signed an amendment to the Credit Agreement, which extended the maturity period through to April 1, 2014. During the first quarter of 2014, the Company signed an amendment to the Credit Agreement, which extended the maturity period to April 1, 2017. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the years ended December 31, 2012, 2013 and 2014, the Company had no borrowings under the Credit Agreement.

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

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2015	$2,271	$2,496	$4,767
2016	2,313	1,431	3,744
2017	2,373	—	2,373
2018	577	—	577
2019 and after	—	—	—

Total minimum payments	$7,534	$3,927	$11,461

Rent expense incurred by the Company was approximately $2.0 million, $1.9 million and $1.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

(5) Income Taxes

The components of income (loss) from continuing operations before provision for income taxes consist of the following (in thousands):

	Years ended December 31,
	2012	2013	2014
United States	$(17,696)	$2,710	$4,899
Foreign	4	2	1

Income (loss) before provision for income taxes	$(17,692)	$2,712	$4,900

The provision for income taxes from continuing operations for the Company consists of the following (in thousands):

	Years ended December 31,
	2012	2013	2014
Current provision (benefit)
Federal	$(69)	$(11)	$2
State	63	34	34
Foreign	2	—	—
Deferred provision
Federal	4,139	874	3,786
State	—	—	—
Tax benefit of equity adjustment for stock option exercises and restricted stock vesting	(4,227)	(76)	(1,231)
Valuation allowance	16,400	651	21,686
Other	258	283	—

Total income tax expense	$16,566	$1,755	$24,277

Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rates of 34% to income (loss) before provision for income taxes as a result of the following (in thousands):

	Years ended December 31,
	2012	2013	2014
Income tax expense (benefit) at U.S. statutory rate	$(6,016)	$922	$1,666
State taxes, net of valuation allowance	40	17	22
Non-deductible stock compensation	589	571	602
Non-deductible goodwill impairment	3,534	—	—
Effect of rate change on deferred items	1,289	—	—
Valuation allowance	16,400	651	21,686
Effect of non-U.S. operations, net of valuation allowance	—	—	—
Research tax credits	(242)	(851)	(547)
Other non-deductible expenses	972	445	848

Total income tax expense	$16,566	$1,755	$24,277

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	As of December 31,
	2013	2014
Deferred tax assets:
Accrued liabilities not currently deductible	$1,631	$1,589
Intangible assets-excess of financial statement over tax amortization	14,208	12,156
Goodwill recognized on financial statements in excess of tax amortization	15,420	11,864
Stock-based compensation	5,158	4,542
Federal net operating losses and AMT credit carryforwards	3,897	5,209
State and city net operating loss carryforwards	5,883	5,964
Research & experimental tax credit carryforwards	2,613	2,626
Other	582	852

Gross deferred tax assets	49,392	44,802
Valuation allowance	(23,034)	(44,802)

Net deferred tax assets	26,358	—
Deferred tax liabilities:
Excess of tax over financial statement depreciation	204	—

Total deferred tax liabilities	204	—

Net deferred tax assets	$26,154	$—

As of December 31, 2014, the Company’s federal NOL carryforwards excluding those acquired were approximately $21.6 million for income tax purposes, which will begin to expire in 2032. In connection with the 2011 Jingle acquisition, the Company acquired federal NOL carryforwards of $4.4 million, which begin to expire in 2026. As of December 31, 2014, the Company’s state and city NOL carryforwards were approximately $6.0 million, which begin to expire in 2025.

In addition, at December 31, 2013 and 2014, the Company had certain federal NOL carryforwards of approximately $1.7 million, which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred related to these specific NOL carryforwards, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

As of December 31, 2014, the Company has research and development credit carryforwards of $3.3 million available for income tax purposes, which will begin to expire 2029. In December 2014, the Tax Increase Prevention Act of 2014 was signed into law and retroactively extended the research and development tax credit to January 1, 2014 to December 31, 2014. Accordingly, a tax benefit of $547,000 was included in the year ended December 31, 2014. In January 2013, the 2012 Taxpayer Relief Act was signed into law, which extended the research and development tax credit for two years to December 31, 2013 and was retroactive to January 1, 2012. A tax benefit of $398,000 related to the 2012 research and development credit is included in the year ended December 31, 2013.

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

At December 31, 2012 , 2013 and 2014, the Company recorded a valuation allowance of $21.6 million, $23.0 million and $44.8 million respectively, against its federal, state, city and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized. The net change in the total valuation allowance for each of the years ended December 31, 2013 and 2014 was an increase of $1.4 million and $21.8 million, respectively.

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

At December 31, 2014, based upon both positive and negative evidence available, the Company determined that it is not more likely than not that its deferred tax assets of $44.8 million will be realized and accordingly, the Company has recorded 100% valuation allowance of $44.8 million against these deferred tax assets. During the third quarter of 2014, the valuation allowance increased by $22.3 million resulting in a corresponding income tax expense of $22.3 million. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. The Company incurred taxable losses in 2012, 2013, and 2014 of $3.5 million, $7.6 million, and $10.5 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with the Company resulting in lower projected revenue and profitability. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

At December 31, 2013 and 2014, based upon both positive and negative evidence available, the Company has determined it is not more likely than not that certain deferred tax assets primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions will be realizable and accordingly, recorded a 100% valuation allowance of $6.0 million and $6.0 million against these deferred tax assets, respectively. The Company does not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should the Company determine in the future that all or part of the deferred tax assets will be realized, a tax benefit will be recorded accordingly in the period such determination is made.

During the years ended December 31, 2012, 2013 and 2014, the Company recognized excess tax benefits (shortfall) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock of approximately ($4.0) million, ($76,000), and ($1.2) million, respectively, which were recorded to additional paid in capital.

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

The following table summarizes activity related to tax contingencies from January 1, 2012 to December 31, 2014 (in thousands):

Gross tax contingencies—January 1, 2012	$305
Gross increases to tax positions associated with prior periods	$28
Gross increases to current period tax positions	$—
Gross decreases to tax positions associated with prior periods	$(83)
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2012	$250
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$284
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2013	$534
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$183
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2014	$717

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2010 are within the statute of limitations and are under examination or may be subject to examination.

(6) Stockholders’ Equity

(a) Common Stock and Authorized Capital

The authorized capital stock of the Company consists of 1,000,000 shares of undesignated preferred stock and 125,000,000 shares of Class B common stock. The Company’s board of directors has the authority to issue up to 1,000,000 shares of preferred stock, $0.01 par value in one or more series and has the authority to designate rights, privileges and restrictions of each such series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series.

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

In November 2006, the Company’s board of directors authorized a share repurchase program (the “2006 Repurchase Program”) for the Company to repurchase up to 3 million shares of the Company’s Class B common stock as well as the initiation of a quarterly cash dividend for the holders of the Class A and Class B common stock. The Company’s board of directors had authorized increases to the 2006 Repurchase Program for the Company to repurchase up to 13 million shares in the aggregate (less shares previously repurchased under the 2006 Repurchase Program) of the Company’s Class B common stock. During the years ended December 31, 2012 and 2013, the Company repurchased approximately 387,000, and 31,000 shares, respectively, of Class B common stock for $1.7 million, and $119,000, respectively, under the 2006 repurchase program. During the year ended December 31, 2014, the Company did not repurchase any shares of Class B common stock as part of the 2006 Repurchase Program.

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2014, the Company repurchased 669,000 shares of Class B common stock for $2.5 million as part of the 2014 Repurchase Program.

During the years ended December 31, 2013 and 2014, the Company’s board of directors authorized the retirement of 679,000 and 598,000 shares, respectively, of the Company’s Class B common stock, all of which had been repurchased by the Company and had been classified as treasury stock on the consolidated balance sheet before retirement.

The Company’s board of directors declared the following quarterly dividends on the Company’s Class A common stock and Class B common stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2012	$0.02	February 3, 2012	$751	February 15, 2012
April 2012	$0.02	May 4, 2012	$743	May 15, 2012
July 2012	$0.02	August 3, 2012	$755	August 15, 2012
August 2012	$0.015	August 16, 2012	$566	August 31, 2012
October 2012	$0.035	November 2, 2012	$1,300	November 15, 2012
December 2012	$0.14	December 18, 2012	$5,300	December 31, 2012
January 2014	$0.02	February 7, 2014	$771	February 18, 2014
April 2014	$0.02	May 5, 2014	$846	May 15, 2014
July 2014	$0.02	August 5, 2014	$856	August 15, 2014
October 2014	$0.02	November 7, 2014	$857	November 18, 2014

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

In January 2015, the Company’s board of directors declared a quarterly dividend in the amount of $0.02 per share on its Class A and Class B common stock, which was paid on February 17, 2015 to the holders of record as of the close of business on February 6, 2015. This quarterly dividend totaled approximately $839,000.

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

In April 2012, the Company’s board of directors approved the establishment of the Marchex 2012 Stock Incentive Plan (the “2012 Plan”). After December 31, 2012, no further awards were made under the 2003 Plan. The 2012 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the 2012 Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2013 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, if lesser of 2,000,000 shares of Class B common stock or such number as determined by the Company’s board of directors. As a result of this provision, the authorized number of shares available under the 2012 Plan was increased by 1,924,511 to 7,301,899 on January 1, 2014 and 2,102,493 to 9,404,392 on January 1, 2015. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4-year period and restricted stock awards and units vest 25% each year annually over a 4-year period.

The Company did not grant any options with exercise prices less than the then current market value during 2012, 2013, and 2014.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. Stock-based compensation has been included in the same lines as compensation paid to the same employees in the consolidated statement of operations.

Stock-based compensation expense was included in the following operating expense categories (in thousands):

	Twelve months ended December 31,
	2012	2013	2014
Service costs	$1,869	$1,180	$1,382
Sales and marketing	2,029	645	894
Product development	1,038	1,635	2,595
General and administrative	10,702	5,777	7,032

Total stock-based compensation	$15,638	$9,237	$11,903

For the years ended December 31, 2012, 2013, and 2014, the income tax benefit related to stock-based compensation included in net income (loss) from continuing operations was $4.7 million, $2.6 million, and $0, respectively. FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows and is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions is not recognized until that deduction reduces taxes payable. For the years ended December 31, 2013 and 2014, we incurred excess tax benefits of $3.0 million and $6.6 million, which were not recorded because the Company is in a cumulative loss carryforward position for income taxes.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2012, 2013 and 2014, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock options granted for the periods indicated:

	Years ended December 31,
	2012	2013	2014
Expected life (in years)	4.00 – 6.25	4.00 – 6.25	4.00
Risk-free interest rate	0.47% to 0.78%	0.57% to 2.10%	1.25% to 1.45%
Expected volatility	65% to 70%	54% to 64%	55% to 62%
Weighted average expected volatility	67%	57%	56%
Expected dividend yield	1.33% to 3.11%	0.87% to 2.33%	0.76% to 2.03%

The Company may issue equity awards which include stock options and restricted stock awards that have vesting based on a combination of certain service and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on a combination of service and market conditions are estimated using the binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche. The risk-free interest rate is based on the 10 year bond rate as of the valuation date based on the contractual life of the option.

The following weighted average assumptions were used in determining the fair value for options granted with vesting based on a combination of certain service and market conditions for the periods indicated:

	2012	2013
Expected life (in years)	1.50 – 5.74	1.18 – 2.28
Risk-free interest rate	1.81%	2.89%
Expected volatility	60%	61%
Weighted average expected volatility	60%	61%
Expected dividend yield	3.17%	0.89%

There were no options granted in 2014 with vesting based on a combination of certain service and market conditions.

Stock option, restricted stock award and restricted stock unit activity during the period is as follows:

	Options and Restricted Stock available for grant	Number of options outstanding	Weighted average exercise price of options	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2013	1,702,174	7,707,713	$7.48	6.99	$17,148
Increase to option pool January 1, 2014	1,924,511	—
Options granted	(1,340,686)	1,340,686	9.32
Restricted stock granted	(698,992)	—
Restricted stock forfeited	117,354	—
Options exercised	—	(747,899)	5.59
Options expired	186,823	(186,823)	11.96
Options forfeited	316,449	(316,449)	6.55

Balance at December 31, 2014	2,207,633	7,797,228	$7.90	6.58	$800

Options exercisable at December 31, 2014 (1)		4,811,469	$8.29	5.33	$308

(1)	Includes 1,199,400 stock options, which have vested based on meeting a combination of certain service and market conditions.

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2012	2013	2014
Weighted average fair value of options granted	$1.78	$2.56	$3.89
Intrinsic value of options exercised (in thousands)	$7	$1,463	$4,016
Total grant date fair value of restricted stock vested (in thousands)	$22,015	$5,751	$6,568

At December 31, 2014, there was $7.7 million of stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.0 years.

During the years ended December 31, 2012, 2013, and 2014 gross proceeds recognized from the exercise of stock options was $27,000, $2.9 million and $4.2 million, respectively. The net excess tax benefit (shortfall) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock during the years ended December 31, 2012, 2013 and 2014, of ($4.0) million, ($76,000) and ($1.2) million, respectively, was recorded to additional paid in capital.

Restricted stock awards and restricted stock unit activity during the period is as follows:

	Shares/ Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	2,709,443	5.41
Granted	698,992	9.30
Vested	(1,150,319)	5.71
Forfeited	(117,354)	4.77

Unvested at December 31, 2014	2,140,762	6.55

The Company issues restricted stock awards and restricted stock units to employees for future services and in connection with acquisitions. Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock awards and restricted stock units are accounted for under FASB ASC 718 using the straight-line method net of estimated forfeitures.

At December 31, 2014, there was $10.0 million of unrecognized restricted stock compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.0 years.

During 2012, 2013 and 2014, the Company repurchased 391,000, 220,000 and 175,000 shares, respectively, from certain executives for minimum withholding taxes on 1,255,000, 1,031,000 and 527,000 restricted stock award vests, respectively. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $1.6 million, $1.8 million and $1.1 million for 2012, 2013, and 2014, respectively. The Company then remitted cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid in capital.

In February 2015, vesting of approximately 139,000 stock options and 108,000 restricted stock awards were accelerated in light of certain terms in a certain executive’s employment agreement.

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

On March 8, 2013, the Company’s board of directors adopted and in May 2013 the stockholders approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on January 1, 2014. The Company authorized an aggregate of 225,000 shares of Class B common stock for issuance under the plan to participating employees. The 2014 ESPP provides eligible employees the opportunity to purchase the Company’s Class B common stock at a price equal to 95% of the closing price on the last business day of each purchase periods. The 2014 ESPP permits eligible employees to purchase amounts up to 15% of their compensation in the purchase period, and no employee is permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period. Under the 2014 ESPP plan, 11,944 shares were purchased at prices ranging from $3.94 to $11.42 per share for the year ended December 31, 2014.

(7) Contingencies

The Company is involved in legal and administrative proceedings and claims of various types from time to time. While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or liquidity. In some agreements to which the Company is a party to, the Company has agreed to indemnification provisions of varying scope and terms with advertisers, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company and intellectual property infringement claims made by third parties. As a result of these provisions, the Company may from time to time provide certain levels of financial support to our contract parties to seek to minimize the impact of any associated litigation in which they may be involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefore have been recorded in the accompanying consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification provisions could be material.

(8) 401(k) Savings Plan

The Company has a Retirement/Savings Plan (401(k) Plan) under Section 401(k) of the Internal Revenue Code, which covers those employees that meet eligibility requirements. Eligible employees may contribute up to the Internal Revenue Code prescribed maximum amounts. During 2011, the Company elected to match a portion of the employee contributions up to a defined maximum. In 2012, 2013 and 2014, cash contributions were made in the amount of $67,000, $186,000, and $276,000, respectively.

(9) Goodwill

There was no change in goodwill during 2014. The following table outlines the Company’s goodwill by reporting unit at December 31, 2013 and 2014 (in thousands):

Call-Driven	$63,305
Archeo	2,374

Total	$65,679

The Company reviews goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In September 2014, the Company performed impairment testing in accordance with ASC 350 in light of the macroeconomic and competitive environments, customer changes, lower projected revenue and profitability and a significant decrease in our market capitalization. The Company also performed a review of its intangible assets under ASC 360. The estimated fair values of our reporting units were based on estimates of future operating results, discounted cash flows and other market-based factors. As a result of this testing, the Company concluded that there was no impairment of goodwill and intangible assets during the three months ended September 30, 2014. The Company performed its annual impairment testing as of November 30, 2014 and determined that there was no impairment of goodwill and intangible assets during the remainder of 2014.

When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of the Company’s common stock and market capitalization. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis in future periods. The Company cannot accurately predict the amount and timing of any future impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, the Company would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period January 1, 2015 to March 6, 2015, the Company’s stock price approached the then book value. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in November 2015.

In 2012, the Company concluded that the fair value of its Archeo reporting unit was below its carrying value and recognized an impairment loss of $16.7 million including $902,000 related to discontinued operations. The estimated fair value of the Archeo reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors. The goodwill impairment recorded within the Archeo reporting unit resulted from associated amounts of goodwill allocated to in the fourth quarter in 2012, and the operating results including lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results of the Archeo reporting unit.

In 2013, the Company recognized a decrease in goodwill of $136,000 related to the sale of certain assets related to the Company’s pay-per-click advertising services in July 2013. See Note 12. Discontinued Operations for further discussion. The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition, or changes in the share price of the Company’s common stock and market capitalization. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis in future interim periods. The Company cannot accurately predict the amount and timing of any future impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, the Company would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

(10) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	As of December 31,
	2013	2014
Internet domain names	$14,514	$14,607
Less accumulated amortization	(14,376)	(14,499)

Internet domain names, net	138	108
Other assets:
Registration fees, net	12	—
Other	334	205

Total intangibles and other assets, net	$484	$313

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets, which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis.

On September 10, 2013, the Company launched its Domains Marketplace, which provides domain names available for sale and initiated plans to facilitate the active buying and transacting of domain names. Domain name sales occurring after this launch have been recognized as revenue in the consolidated financial statements. The net carrying value of Internet domain names as of December 31, 2013 and 2014 related to both domain names held for use and available for sale.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the years ended December 31, 2013 and 2014 to renew or extend the term for domain names was $2.7 million for each period. The weighted average renewal period for registration fees as of December 31, 2014 was approximately 1.0 year.

Amortization expense for Internet domain names for the years ended December 31, 2012, 2013 and 2014, was approximately $520,000, $336,000 and $239,000, respectively.

Based upon the current amount of domains subject to amortization, the estimated expense for the next five years is as follows: $103,000 in 2015, $5,000 in 2016 and $0 thereafter.

(11) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. In July 2013, the Company sold certain assets related to Archeo’s pay-per-click advertising services. As a result, the operating results related to these certain pay per click assets are shown as discontinued operations, net of tax in the consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note 12. Discontinued Operations for further discussion.

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

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed. The carrying amount of goodwill by operating segment at December 31, 2013 and 2014 was approximately $63.3 million and $2.4 million for Call-driven and Archeo, respectively.

Selected segment information (in thousands):

	Year ended December 31, 2014
	Call-driven	Archeo	Total
Revenue	$168,051	$14,593	$182,644
Operating expenses	156,952	8,461	165,413

Segment profit	$11,099	$6,132	$17,231
Less reconciling items:
Stock based compensation			11,903
Amortization of intangible assets from acquisitions			434
Acquisition and separation related costs			(68)
Interest expense and other, net			62

Income from continuing operations before provision for income taxes			$4,900

	Year ended December 31, 2013
	Call-driven	Archeo	Total
Revenue	$135,126	$17,424	$152,550
Operating expenses	128,829	11,705	140,534
Gain on sales of intangible assets	—	3,774	3,774

Segment profit	$6,297	$9,493	$15,790
Less reconciling items:
Stock based compensation			9,237
Amortization of intangible assets from acquisitions			2,926
Acquisition and separation related costs			878
Interest expense and other, net			37

Income from continuing operations before provision for income taxes			$2,712

	Year ended December 31, 2012
	Call-driven	Archeo	Total
Revenue	$111,886	$20,908	$132,794
Operating expenses	106,795	12,582	119,377
Gain on sales of intangible assets	—	6,296	6,296

Segment profit	$5,091	$14,622	$19,713
Less reconciling items:
Stock based compensation			15,638
Impairment of goodwill			15,837
Amortization of intangible assets from acquisitions			4,728
Acquisition and separation related costs			753
Interest expense and other, net			449

Loss from continuing operations before provision for income taxes			$(17,692)

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows:

	Years ended December 31,
	2012	2013	2014
United States	94%	95%	95%
Canada	6%	5%	3%
Other countries	*	*	2%

	100%	100%	100%

*	Less than 1% of revenue

(12) Discontinued Operations

On July 19, 2013, the Company completed the sale of certain pay-per-click advertising services to an unrelated third party. Accordingly, the results of operations of these certain pay-per-click assets are presented in the consolidated financial statements as discontinued operations, net of tax, for the current and all historical periods. The operating results for the discontinued operations were as follows (in thousands):

	Years ended December 31,
	2012	2013	2014
Revenue	$5,512	$3,185	$—
Income (loss) before provision for income taxes	(947)	(111)	14
Income tax expense (benefit)	(9)	(41)	5

Income (loss) from discontinued operations, net of tax	$(938)	$(70)	$9

Gain on sale of discontinued operations	—	1,492	422
Income tax expense	—	562	144

Gain on sale of discontinued operations, net of tax	$—	$930	$278

Discontinued operations, net of tax	$(938)	860	287

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

(b) Report of the registered public accounting firm

The report of KPMG LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2015 annual meeting of stockholders (the “2015 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2014.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2013 and 2014;

•	Consolidated Statements of Operations for the years ended December 31, 2012, 2013 and 2014;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2013 and 2014;

•	Consolidated Statements of Cash Flow for the years ended December 31, 2012, 2013 and 2014; and

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 10, 2015.

MARCHEX, INC.

By:	/S/ MICHAEL M. MILLER
Michael M. Miller Senior VP Accounting and Corporate Controller (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Christothoulou and Michael A. Arends, jointly and severally, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/S/ PETER CHRISTOTHOULOU Peter Christothoulou Chief Executive Officer (Principal Executive Officer)	March 10, 2015

/S/ MICHAEL A. ARENDS Michael A. Arends Chief Financial Officer (Principal Financial Officer)	March 10, 2015

/S/ RUSSELL C. HOROWITZ Russell C. Horowitz Executive Director	March 10, 2015

/S/ DENNIS CLINE Dennis Cline Director	March 10, 2015

/S/ ANNE DEVEREUX – MILLS Anne Devereux – Mills Director	March 10, 2015

Signature	Date

/S/ NICOLAS J. HANAUER Nicolas J. Hanauer Vice Chairman and Director	March 10, 2015

/S/ CLARK KOKICH Clark Kokich Executive Chairman and Director	March 10, 2015

/S/ IAN MORRIS Ian Morris Director	March 10, 2015

/S/ M. WAYNE WISEHART M. Wayne Wisehart Director	March 10, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among the Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

†††2.3	Agreement and Plan of Merger, dated as of July 21, 2004, by and among the Registrant, Project TPS, Inc., goClick.com, Inc. and the Sole Stockholder of goClick.com, Inc.

2.4	Asset Purchase Agreement, dated as of November 19, 2004, by and among the Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-121213) filed with the SEC on December 13, 2004 and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated as of April 26, 2005, by and among the Registrant, Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

2.6	Agreement and Plan of Merger, dated as of July 27, 2005, by and among the Registrant, Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

2.7	Asset Purchase Agreement, dated as of May 1, 2006, by and among the Registrant, MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

2.8	Asset Purchase Agreement, dated as of May 26, 2006, by and among the Registrant, MDNH, Inc., OpenList, Inc., Brian Harriman, the stockholders of OpenList, Inc., and with respect to the Articles VI and XI only, Brad Gerstner as stockholder representative (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

2.9	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Registrant, VoiceStar, Inc., and the Shareholders of VoiceStar, Inc. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013 and incorporated herein by reference).

+2.10	Agreement and Plan of Merger, dated as of April 7, 2011, by and among the Registrant, Marchex Acquisition Corporation, Jingle Networks, Inc. and with respect to Articles II, V and VIII only, Chip Hazard as the Stockholder Representative (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-174016) filed with the SEC on June 29, 2011 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

Exhibit Number	Description of Document

3.2	Amended and Restated Certificate of Incorporation of the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

3.3	By-laws of the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

3.4	Amended and Restated By-Laws of the Registrant . (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013 and incorporated herein by reference).

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (Filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004 and incorporated herein by reference).

*10.1	Amended and Restated 2003 Stock Incentive Plan (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

*10.2	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003 and incorporated herein by reference).

*10.3	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

*10.4	2004 Employee Stock Purchase Plan (Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004 and incorporated herein by reference).

10.5	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (Filed with the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004 and incorporated herein by reference).

+10.6	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

*10.7	2004 Employee Stock Purchase Plan, as amended on December 8, 2005 (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

*10.8	Marchex, Inc. Annual Incentive Plan. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

*10.9	Form of Restricted Stock Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013 and incorporated herein by reference).

*10.10	Form of Retention Agreement. (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

Exhibit Number	Description of Document

+10.11	Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013 and incorporated herein by reference).

+10.12	Credit Agreement dated as of April 1, 2008, by and between the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014 and incorporated herein by reference).

†††*10.13	Form of Retention Agreement Amendment.

†††*10.14	Revised Form of Retention Agreement.

†††*10.15	Form of Restricted Stock Agreement Amendment (2003 Amended and Restated Stock Incentive Plan).

†††*10.16	First Amendment to Executive Employment Agreement effective as of May 8, 2009, by and between Michael A. Arends and the Registrant.

†††*10.17	Revised Form of Executive Restricted Stock Agreement (2003 Amended and Restated Stock Incentive Plan).

†††*10.18	Form of Director Restricted Stock Agreement (2003 Amended and Restated Stock Incentive Plan).

†††10.19	Amended and Restated Lease effective as of June 5, 2009, between 520 Pike Street, Inc. and the Registrant.

†††*10.20	Form of Executive Officer Stock Option Agreement (2003 Amended and Restated Stock Incentive Plan).

+10.21	Amendment No. 1 to Master Services and License Agreement effective as of April 30, 2010, by the between MDNH, Inc. and YellowPages.com LLC d/b/a AT&T Interactive and related Project Addendum No. 1, effective as of January 1, 2009, as amended (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.22	Form of Notice of Grant of Executive Officer Stock Option (Performance-Based) (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.23	Form of Notice of Grant of Executive Officer Stock Option (Time-Based) (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.24	Form of Notice of Grant of Executive Officer Restricted Stock Units (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.25	Form of Executive Officer Restricted Stock Agreement (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.26	Form of Executive Officer Restricted Stock Units Agreement (2003 Amended and Restated Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

Exhibit Number	Description of Document

+10.27	Amendments No. 1, 2 and 3 to YAHOO! Publisher Network Service Order, effective as of September 25, 2007, August 1, 2008 and June 1, 2010 respectively, by and between Yahoo! Inc., as successor in interest to Overture Services, Inc., and Yahoo! Sarl, as successor in interest to Overture Search Services (Ireland) Limited, MDNH, Inc. and MDNH International Ltd. (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.28	Amendment to the Marchex, Inc. 2003 Amended and Restated Stock Incentive Plan (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010 and incorporated herein by reference).

*10.29	Marchex, Inc. Amended and Restated Annual Incentive Plan (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 and incorporated herein by reference).

10.30	First Amendment to the Credit Agreement made and entered into as of March 1, 2011, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012 and incorporated herein by reference).

*10.31	Marchex, Inc. 2012 Stock Incentive Plan (Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on April 9, 2012 and incorporated herein by reference).

*10.32	Marchex, Inc. 2004 Employee Stock Purchase Plan, as amended on December 20, 2012 (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013 and incorporated herein by reference).

*10.33	Marchex, Inc. 2014 Employee Stock Purchase Plan, as amended on December 20, 2012 (Filed the as Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on April 3, 2013 and incorporated herein by reference).

*10.34	Form of Incentive Stock Option Notice and Agreement (2012 Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013 and incorporated herein by reference).

*10.35	Form of Nonstatutory Stock Option Notice and Agreement (2012 Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013 and incorporated herein by reference).

*10.36	Form of Restricted Stock Agreement (2012 Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013 and incorporated herein by reference).

*10.37	Form of Restricted Stock Units Notice and Agreement (2012 Stock Incentive Plan) (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013 and incorporated herein by reference).

+10.38	Amendment No. 1 to Master Services and License Agreement, effective as of July 1, 2013, by and between Marchex Sales LLC, a Delaware limited liability company, and YellowPages.com LLC, a Delaware limited liability company (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013 and incorporated herein by reference).

*10.39	Form of Indemnity Agreement (Section 16 Executive Officers and Directors) (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2013 and incorporated herein by reference).

Exhibit Number	Description of Document

10.40	Second Amendment to the Credit Agreement made and entered into as of February 24, 2014, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent (Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014 and incorporated herein by reference).

+10.41	Professional Services Agreement originally dated as of January 29, 2010, by and between Allstate Insurance Company, an Illinois insurance company, and MDNH, Inc., a Delaware corporation and wholly owned subsidiary of Marchex, Inc., and such other affiliates that may be identified from time to time (Filed with the Registrant’s Current Report on Form 8-K/A filed with the SEC on June 25, 2014 and incorporated herein by reference).

+10.42	Statement of Work (Call Advertising Services Project) effective January 1, 2014, by and between Marchex Sales, LLC (f/k/a Marchex Sales, Inc., f/k/a MDNH Inc.) and Allstate Insurance Company, an Illinois insurance company (Filed with the Registrant’s Current Report on Form 8-K/A filed with the SEC on June 25, 2014 and incorporated herein by reference).

+10.43	Amended Statement of Work (Call Advertising Services Project) entered into on May 1, 2014 which amends the Statement of Work (Call Advertising Services Project) effective January 1, 2014, by and between Marchex Sales, LLC (f/k/a Marchex Sales, Inc., f/k/a MDNH, Inc.) and Allstate Insurance Company, an Illinois insurance company (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014 and incorporated herein by reference).

+10.44	Pay-For-Call Distribution Agreement, by and between Yellowpages.com LLC, a Delaware limited liability company (d/b/a AT&T Interactive) and Marchex Sales, Inc., a Delaware corporation, effective as of January 1, 2011 (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014 and incorporated herein by reference).

+10.45	Amendment No. 1 to Pay-For-Call Distribution Agreement, by and between Yellowpages.com LLC, a Delaware limited liability company (formally d/b/a AT&T Interactive or ATTi) and Marchex Sales LLC, a Delaware limited liability company and successor in interest to Marchex Sales, Inc., effective as of December 31, 2012 (Filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014 and incorporated herein by reference).

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(+)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.
†††	Refiled herewith pursuant to Regulation S-K Item 10.