Form 10-Q
period 2015-03-31
MARCHEX INC
filed 2015-05-11
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 7, 2015
Class A common stock, par value $.01 per share	5,232,636
Class B common stock, par value $.01 per share	37,074,257

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2014	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$80,032	$83,658
Accounts receivable, net	25,941	27,943
Prepaid expenses and other current assets	3,143	3,153
Refundable taxes	131	133

Total current assets	109,247	114,887
Property and equipment, net	5,430	5,505
Intangible and other assets, net	313	367
Goodwill	65,679	65,679

Total assets	$180,669	$186,438

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,766	$13,839
Accrued expenses and other current liabilities	7,515	8,297
Deferred revenue	2,117	1,454

Total current liabilities	23,398	23,590
Other non-current liabilities	1,118	1,016

Total liabilities	24,516	24,606
Stockholders’ equity:
Class A common stock	55	55
Class B common stock	373	370
Treasury stock	(2,503)	(3,430)
Additional paid-in capital	348,467	350,493
Accumulated deficit	(190,239)	(185,656)

Total stockholders’ equity	156,153	161,832

Total liabilities and stockholders’ equity	$180,669	$186,438

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2015
Revenue	$50,496	$42,575

Expenses:
Service costs (1)	32,354	20,688
Sales and marketing	3,382	3,657
Product development	7,560	7,693
General and administrative	5,361	5,699
Amortization of intangible assets from acquisitions (2)	403	—
Acquisition and disposition related costs	—	225

Total operating expenses	49,060	37,962

Income from operations	1,436	4,613
Other income (expense):
Interest and line of credit expense	(19)	(19)
Other	17	(6)

Total other expense	(2)	(25)

Income from continuing operations before provision for income taxes	1,434	4,588
Income tax expense	588	5

Net income from continuing operations	846	4,583
Discontinued operations, net of tax	9	—

Net income	855	4,583
Dividends paid to participating securities	(36)	(19)

Net income applicable to common stockholders	$819	$4,564

Basic and diluted net income per share applicable to Class A and Class B common stockholders:
Continuing operations	$0.02	$0.11
Discontinued operations, net of tax	$0.00	$0.00

Basic and diluted net income applicable to Class A and Class B common stockholders	$0.02	$0.11
Dividends paid per share	$0.02	$0.02
Shares used to calculate basic net income per share applicable to common stockholders
Class A	7,741	5,233
Class B	29,035	35,766
Shares used to calculate diluted net income per share applicable to common stockholders
Class A	7,741	5,233
Class B	39,761	41,310
(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$403	$—

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net income	$855	$4,583
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,356	877
Allowance for doubtful accounts and advertiser credits	701	(40)
Stock-based compensation	2,883	2,794
Deferred income taxes	576	—
Change in certain assets and liabilities:
Accounts receivable, net	(5,741)	(1,962)
Refundable taxes	12	(2)
Prepaid expenses, other current assets and other assets	187	58
Accounts payable	5,976	(125)
Accrued expenses and other current liabilities	1,135	782
Deferred revenue	243	(663)
Other non-current liabilities	(105)	(102)

Net cash provided by operating activities	8,078	6,200
Cash flows from investing activities:
Purchases of property and equipment	(672)	(853)
Purchases of intangible assets and changes in other non-current assets	(135)	(24)

Net cash used in investing activities	(807)	(877)
Cash flows from financing activities:
Deferred offering costs	(67)	—
Tax withholding related to restricted stock awards	(148)	—
Common stock dividend payments	(771)	(839)
Repurchase of Class B common stock	—	(931)
Proceeds from exercises of stock options and issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	1,329	52
Proceeds from employee stock purchase plan	—	21

Net cash provided by (used in) financing activities	343	(1,697)

Net increase in cash and cash equivalents	7,614	3,626
Cash and cash equivalents at beginning of period	30,912	80,032

Cash and cash equivalents at end of period	$38,526	$83,658

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile advertising analytics company that connects online behavior to real-world, offline actions. The Company provides products and services for businesses of all sizes that depend on consumer phone calls to drive sales. The Company’s technology can facilitate call quality, analyze calls in real time and measure the outcomes of calls while its technology platform delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect consumers with businesses over the phone. The Company also provides performance-based online advertising that connects advertisers with consumers across our owned websites as well as third party websites.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The Company anticipates the divesture will be classified as discontinued operations for the quarter ending June 30, 2015.

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

Recent Accounting Pronouncement(s) Not Yet Effective

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

Revenues

The following table presents the Company’s revenues by segment for the periods presented (in thousands):

	Three months ended March 31,
	2014	2015
Call-Driven	$45,492	$35,029
Archeo	5,004	7,546

Total Revenue	$50,496	$42,575

Call-Driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of the Company’s call analytics technology. Call-Driven revenue also consists of payments from reseller partners for use of the Company’s technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action marketing services. Archeo revenue includes revenue generated from advertisements on the Company’s network of owned and operated websites and third-party distribution, as well as from the sale of domain names. See Note 6. Segment Reporting and Geographic Information for further discussion regarding the Company’s operating segments.

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Three months ended March 31,
	2014	2015
Partner and Other Revenue Sources	$46,870	$35,694
Proprietary Website Traffic Sources and Domain Names	3,626	6,881

Total Revenue	$50,496	$42,575

The Company’s partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-for-click advertisers’ listings. The distribution network includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or websites; other targeted web and mobile-based content, mobile carriers and other offline sources. The Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. The Company also generates revenue from cost-per-action services, which occurs when a user makes a phone call from the Company’s advertiser’s listing or is redirected from one of the Company’s websites or a third party website in the Company’s distribution network to an advertiser website and completes the specified action. The Company pays a revenue share to the distribution partners to access their mobile, online, offline and other user traffic. Other revenues include call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms.

The Company’s proprietary website traffic revenues are generated from its portfolio of owned websites which are monetized with pay-for-call or pay-per-click listings that are relevant to the websites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of the Company’s owned and operated websites and calls or clicks on a particular listing or completes the specified action, the Company receives a fee. Other proprietary website traffic revenues include domain name sales.

(3) Stock-based Compensation Plans

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the condensed consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2014	2015
Service costs	$282	$223
Sales and marketing	204	246
Product development	659	579
General and administrative	1,738	1,746

Total stock-based compensation	$2,883	$2,794

For the three months ended March 31, 2014 and 2015, the income tax benefit related to stock-based compensation included in net income (loss) from continuing operations was $0.9 million and $0, respectively. FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows and is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions is not recognized until that deduction reduces taxes payable. For the three months ended March 31, 2014 and 2015, the Company incurred excess tax deductions of $1.3 million and $27,000, which were not recorded because the Company is in a cumulative loss carryforward position for income taxes.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended March 31, 2014 and 2015, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Three months ended March 31,
	2014	2015
Expected life (in years)	4.0	4.0-6.25
Risk-free interest rate	1.32%	1.13%-1.54%
Expected volatility	55%-60%	62%-65%
Expected dividend yield	0.76%	0.23%-0.36%

Stock option activity during the three months ended March 31, 2015 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2014	7,797,228	$7.90	6.58	$800
Options granted	359,215	4.13
Options forfeited	(46,217)	7.21
Options expired	(122,837)	15.66
Options exercised	(12,312)	4.10

Balance at March 31, 2015	7,975,077	$7.63	6.53	$151

The Company issues restricted stock awards and restricted stock units to employees for future services and in connection with acquisitions. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions. Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock awards and restricted stock units are accounted for under FASB ASC 718 using the straight-line method net of estimated forfeitures.

Restricted stock awards and restricted stock unit activity during the three months ended March 31, 2015 is summarized as follows:

	Shares/ Units	Weighted average grant date fair value
Unvested balance at December 31, 2014	2,140,762	$6.55
Granted	255,000	4.02
Vested	(145,375)	6.36
Forfeited	(35,362)	5.18

Unvested balance at March 31, 2015	2,215,025	$6.29

In the three months ended March 31, 2014, the Company repurchased 12,008 shares from certain executives for minimum withholding taxes on 41,000 restricted stock award vests. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $148,000, which was remitted in cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

In February 2015, vesting of approximately 139,000 stock options and 108,000 restricted stock awards were fully accelerated in connection with an executive’s employment agreement.

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

The following table calculates net income applicable to common stockholders used to compute basic net income per share for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2014		2015
	Class A	Class B	Class A	Class B
Numerator:
Net income from continuing operations	$170	$676	$573	$4,010
Dividends paid to participating securities	—	(36)	—	(19)

Net income from continuing operations applicable to common stockholders	$170	$640	$573	$3,991
Discontinued operations, net of tax	2	7	—	—

Net income applicable to common stockholders	$172	$647	$573	$3,991

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	7,741	29,035	5,233	35,766

Basic net income per share:
Net income from continuing operations applicable to common stockholders	$0.02	$0.02	$0.11	$0.11
Discontinued operations, net of tax	—	—	—	—

Basic net income per share applicable to common stockholders	$0.02	$0.02	$0.11	$0.11

The following table calculates net income to diluted net income applicable to common stockholders used to compute diluted net income per share for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2014		2015
	Class A	Class B	Class A	Class B
Numerator:
Net income from continuing operations	$170	$676	$573	$4,010
Dividends paid to participating securities	—	(36)	—	(19)
Reallocation of net income for Class A shares as a result of conversion of Class A to Class B shares	—	170	—	573

Net income from continuing operations applicable to common stockholders	$170	$810	$573	$4,564
Discontinued operations, net of tax	2	7	—	—
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	2	—	—

Discontinued operations, net of tax	$2	$9	$—	$—

Net income applicable to common stockholders	$172	$819	$573	$4,564

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	7,741	29,035	5,233	35,766
Weighted average stock options and common shares subject to repurchase or cancellation	—	2,985	—	311
Conversion of Class A to Class B common shares outstanding	—	7,741	—	5,233

Weighted average number of shares outstanding used to calculate diluted net income per share	7,741	39,761	5,233	41,310

Diluted net income per share:
Net income from continuing operations applicable to common stockholders	$0.02	$0.02	$0.11	$0.11
Discontinued operations, net of tax	—	—	—	—

Diluted net income per share applicable to common stockholders	$0.02	$0.02	$0.11	$0.11

The computation of diluted net income per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three months ended March 31, 2014 and 2015, outstanding options to acquire 1,998 and 7,829 shares, respectively of Class B common stock.

•	For the three months ended March 31, 2014 and 2015, 51 and 235 shares of unvested Class B restricted common shares, respectively, issued to employees and in connection with acquisitions.

•	For the three months ended March 31, 2014 and 2015, 131 and 96 restricted stock units, respectively.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. The Company’s largest distribution partner was paid less than 20% of consolidated revenue for the three months ended March 31, 2014 and 2015.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Three months ended March 31,
	2014	2015
Advertiser A	21%	26%
Advertiser B	*	18%
Advertiser C	34%	*

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2014	At March 31, 2015
Advertiser A	41%	38%
Advertiser B	16%	19%

*	Less than 10%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. For the three months ended March 31, 2014, no advertising agency represented more than 10% of consolidated revenue and as of December 31, 2014, one advertising agency represented 13% of consolidated accounts receivable. For the three months ended March 31, 2015, there was one advertising agency which represented 16% of consolidated revenue and as of March 31, 2015, represented 19% of the consolidated accounts receivable balance.

(6) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. In July 2013, the Company sold certain assets related to Archeo’s pay-per-click advertising services. As a result, the operating results related to these certain pay-per-click assets are shown as discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note14. Discontinued Operations for further discussion.

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

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed. The carrying amount of goodwill by operating segment at March 31, 2015 was approximately $63.3 million and $2.4 million for Call-Driven and Archeo, respectively.

Selected segment information (in thousands):

	Three months ended March 31, 2015
	Call-Driven	Archeo	Total
Revenue	$35,029	$7,546	$42,575
Operating expenses	32,398	2,545	34,943

Segment profit	$2,631	$5,001	$7,632
Less reconciling items:
Stock based compensation			2,794
Acquisition and disposition related costs			225
Other expense			25

Income from continuing operations before provision for income taxes			$4,588

	Three months ended March 31, 2014
	Call-Driven	Archeo	Total
Revenue	$45,492	$5,004	$50,496
Operating expenses	43,081	2,693	45,774

Segment profit	$2,411	$2,311	$4,722
Less reconciling items:
Stock based compensation			2,883
Amortization of intangible assets from acquisitions			403
Other expense			2

Income from continuing operations before provision for income taxes			$1,434

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2014	2015
United States	96%	87%
Canada	4%	3%
Other countries	*	10%

	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2014	At March 31, 2015
Computer and other related equipment	$18,662	$19,549
Purchased and internally developed software	7,836	7,836
Furniture and fixtures	1,416	1,444
Leasehold improvements	1,834	1,834

	$29,748	$30,663
Less: accumulated depreciation and amortization	(24,318)	(25,158)

Property and equipment, net	$5,430	$5,505

Depreciation and amortization expense, related to property and equipment was approximately $865,000 and $839,000 for the three months ended March 31, 2014 and 2015, respectively.

(8) Commitments

The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2018. The Company recognizes rent expense under such agreements on a straight-line basis over the lease term with any lease incentive amortized as a reduction of rent expense over the lease term. The Company also has other contractual obligations expiring over varying time periods through 2018. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other outside service providers.

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2015	$1,697	$2,475	$4,172
2016	2,313	1,946	4,259
2017	2,372	57	2,429
2018	577	1	578
2019 and after	—	—	—

Total minimum payments	$6,959	$4,479	$11,438

Rent expense incurred by the Company was approximately $462,000 and $492,000 for the three months ended March 31, 2014 and 2015, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement, as amended, matures on April 1, 2017. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the three months ended March 31, 2014 and 2015, the Company had no borrowings under the Credit Agreement.

In April 2015, the Company signed an amendment to the Credit Agreement which clarified the LIBOR rate as determined under the Credit Agreement cannot be below zero percent (0%) and added a financial covenant limiting outstanding balances under the Credit Agreement not to exceed a collateral value as defined in the Credit Agreement.

(10) Contingencies and Taxes

(a) Contingencies

The Company is involved in legal and administrative proceedings and claims of various types from time to time. While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition or results of operations or liquidity. In some agreements to which the Company is a party, the Company has agreed to indemnification provisions of varying scope and terms with advertisers, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company and intellectual property infringement claims made by third parties. As a result of these provisions, the Company may from time to time provide certain levels of financial support to its contract parties to seek to minimize the impact of any associated litigation in which it may be involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefore have been recorded in the accompanying unaudited condensed consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification provisions could be material.

(b) Taxes

During the third quarter of 2014, based upon both positive and negative evidence available, the Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. The Company has incurred taxable losses from 2012 to 2014. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(11) Goodwill

There was no change in goodwill during the three months ended March 31, 2015. The following table outlines the Company’s goodwill by reporting unit at March 31, 2015 (in thousands):

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period April 1, 2015 to May 6, 2015, the Company’s stock price approached the then book value. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in November 2015.

(12) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	At December 31, 2014	At March 31, 2015
Internet domain names	$14,607	$13,172
Less accumulated amortization	(14,499)	(13,079)

Internet domain names, net	108	93
Other assets:
Other	205	274

Total intangibles and other assets, net	$313	$367

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, to other intangible assets which excludes intangible assets acquired through business combinations. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. The net carrying value of Internet domain names as of March 31, 2014 and 2015 related to both domain names held for use and available for sale.

The Company also capitalizes costs incurred to renew or extend the term of the domain names or URLs to prepaid expenses and other current assets or registration fees, net. The capitalized costs are amortized over the renewal or extended period on a straight-line basis. The total amount of costs incurred for the three months ended March 31, 2014 and 2015 to renew or extend the term for domain names was $460,000 and $480,000, respectively. The weighted average renewal period for registration fees as of March 31, 2015 was approximately one year.

Amortization expense for internet domain names was $88,000 and $38,000 for the three months ended March 31, 2014 and 2015, respectively. Based upon the current amount of domains subject to amortization, and as a result of the sale of the majority of the Company’s domain names in April 2015, the estimated expense for the next five years is as follows: $48,000 for the remainder of 2015, $3,000 in 2016 and $0 thereafter.

(13) Common Stock

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the quarter ended March 31, 2015, the Company repurchased 238,000 shares of Class B common stock for $931,000. During the three months ended March 31, 2014, the Company did not repurchase any shares of Class B common stock under the prior stock repurchase program.

During the three months ended March 31, 2014 and 2015, the Company’s board of directors approved and the Company retired 174,808 and 469,961 shares, respectively, of treasury stock.

In January 2015, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on February 17, 2015 to the holders of record as of the close of business on February 6, 2015. This quarterly dividend totaled approximately $839,000.

(14) Discontinued Operations

On July 19, 2013, the Company completed the sale of certain pay-per-click advertising services to an unrelated third party. Accordingly, the results of operations of these certain pay-per-click assets are presented in the condensed consolidated financial statements as discontinued operations, net of tax. The operating results for the discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2014
Revenue	$—
Income before provision for income taxes	14
Income tax expense	5

Discontinued operations, net of tax	$9

The net cash proceeds from the sale received were approximately $1.4 million. The sale includes contingent earn-out consideration payments that depend upon the achievement of certain thresholds and will be recognized as income when received.

(15) Subsequent Events

In April 2015, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on May 18, 2015 to the holders of record as of the close of business on May 7, 2015. The Company expects to pay approximately $845,000 for these quarterly dividends.

In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The Company received cash consideration at closing of $28.1 million and the sale includes contingent earn-out consideration payments that depend on the achievement of certain sales thresholds. The Company anticipates the divesture will be classified as discontinued operations for the quarter ending June 30, 2015 and estimates the gain on sale of the discontinued operations before any provision for income taxes will be approximately $22 million. This estimate is preliminary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

References herein to “we,” “us” or “our” refer to Marchex, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Marchex, Inc. is a mobile advertising analytics company. We provide products and services for businesses of all sizes that depend on consumer phone calls to drive sales. Our technology can facilitate call quality, analyze calls in real time and measure the outcomes of calls while our technology platform can deliver performance-based, pay-for-call advertising across numerous mobile and online publishers to connect consumers with businesses over the phone.

Our technology-based products and services enable our customers to connect with consumers across third-party mobile and online channels. We have direct relationships with large national advertisers and advertising agencies which utilize our products and services to plan, execute and measure their call-focused advertising campaigns. We also provide private-label performance marketing solutions for SMBs through a network of large reseller partners, which include Yellow Pages publishers, media and telecommunications companies and vertical marketing service providers. We enable these partners to sell pay-for-call advertising, call-analytics, search engine marketing and other digital marketing services to their small business customers. We execute these campaigns for them using our technology. Our primary product offerings are:

•	Marchex Call Analytics. Our Marchex Call Analytics technology platform provides data and insights that can measure the performance of mobile, online and offline advertising for advertisers and small business resellers. Our analytics technology tracks calls and helps advertisers understand which marketing channels, advertisements, keywords and creatives are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Call Analytics also includes call recording, call quality filtering and real-time call intelligence to provide insights into what is happening during a call and to measure the outcome of calls and return on investment. Advertisers may pay us a fee for each call or call related data element they receive from calls including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on pre-negotiated rates.

•	Marchex Call Marketplace. Through the Marchex Call Marketplace, we deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. The Marchex Call Marketplace is a mobile advertising solution focused on delivering customers on a pay-for-call or cost-per-action basis. We offer exclusive and preferred ad placements across numerous mobile and online media sources to drive advertiser qualified calls to their businesses. It leverages our Marchex Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers by blocking spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•	Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our Local Leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. Both arrangements expire in June 2015. YP is our largest reseller partner and was responsible for 21% and 26% of our total revenues in the quarters ended March 31, 2014 and 2015, respectively. We also have a separate distribution partner agreement with YP.

In addition to our Call-Driven operations, our Archeo division provides performance-based online advertising that connects advertisers with consumers across our owned websites as well as third party websites. Our portfolio of websites contains locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. We monetize this portfolio generally via pay-per-click and banner advertising. Historically, we also made domains from our portfolio of over 200,000 websites available for sale to third parties. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio.

We generate revenue from two business segments. Call-Driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our Call Analytics technology. Call-Driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution and, historically, from the sale of domain names. Call-Driven revenue accounted for 90% of total revenue for the three months ended March 31, 2014 and 82% for the three months ended March 31, 2015. We operate primarily in domestic markets. For details on revenue by segment and geographical area for the three months ended March 31, 2014 and 2015, see Note 6. Segment Reporting and Geographic Information of the notes to our condensed consolidated financial statements.

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

In July 2013, we sold certain assets related to our pay-per-click advertising services. The operating results related to these services have been classified and presented as discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented (see Note 14. Discontinued Operations).

In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. We received cash consideration at closing of $28.1 million and the sale includes contingent earn-out consideration payments that depend on the achievement of certain sales thresholds. We anticipate the divestiture will be classified as discontinued operations for the quarter ending June 30, 2015 (see Note 15. Subsequent Events). See the Form 8-K filed April 27, 2015 for pro forma financial results related to this divestiture.

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2014 and 2015.

Revenue

We currently generate revenue through our call advertising services, pay-per-click advertising, local leads platform, which includes our call and click services, and our proprietary website traffic. Historically, we also generated revenue from domain name sales.

Our performance-based advertising services, which include call advertising, pay-per-click services, and cost-per-action services accounted for 81% of total revenue for the three months ended March 31, 2014 and 69% for the three months ended March 31, 2015. Our other sources of revenue include the local leads platform, which enables partner resellers to sell call advertising and/or search marketing products, campaign management services and domain name sales. In aggregate, these sources accounted for 19% of total revenue for the three months ended March 31, 2014 and 31% for the three months ended March 31, 2015. We have no barter transactions.

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

Performance-Based Advertising Services

In providing call advertising services and pay-per-click advertising, we generate revenue upon our delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each phone call or click-through, which occurs when a user makes a phone call or clicks on any of their advertisement listings after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or websites, our portfolio of owned websites, other targeted web and mobile-based content and offline sources. We also generate revenue from cost-per-action services, which occurs when a user accessing our distribution network completes a specified action.

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

In providing pay-per-click contextual targeting services, advertisers purchase keywords or keyword strings, based on an amount they choose for a targeted placement on vertically-focused websites or specific pages of a website that are specific to their products or services and their marketing objectives. The contextual results distributed by our services are prioritized for users by the amount the advertiser is willing to pay each time a user clicks on the merchant’s advertisement and the relevance of the merchant’s advertisement, which is dictated by historical click-through rates. Advertisers pay us when a click-through occurs on their advertisement. In July 2013, we sold certain assets related to our pay-per-click contextual advertising services. The results of operations of these certain pay-per-click assets have been presented in the condensed consolidated financial statements as discontinued operations.

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

Non-refundable account set-up fees are paid by advertisers and are recognized ratably over the longer of the term of the contract or the average expected advertiser relationship period, which generally ranges from twelve months to more than two years. Other account and service fees are recognized in the month or period to which the account fee or services relate.

Historically, we have generated revenue from domain name sales. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. Subsequent to this sale, we do not anticipate generating significant revenue from domain name sales.

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

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results and in turn the market price of our securities. In the first quarter of the calendar year, this trend generally reverses with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment has generally resulted in advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry. Our quarterly results have also been impacted historically by the timing of domain name sales.

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented include:

•	user acquisition costs;

•	amortization of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	telecommunication costs, including the use of phone numbers relating to our call products and services;

•	maintaining our websites;

•	domain name registration renewal fees;

•	domain name costs;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our websites, network equipment and software;

•	colocation service charges of our website equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

User Acquisition Costs

For the periods presented the largest component of our service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their mobile, online, offline or other user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their websites and indexes. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per phone call or click-through. Other payment structures that to a lesser degree exist include:

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the condensed consolidated statements of operations.

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill relates to distributor relationships identified in connection with our acquisitions.

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. In the first quarter of 2014, we adopted ASU 2013-11 whereby we reclassified uncertain tax positions of $534,000 from other non-current liabilities to deferred tax assets.

At March 31, 2015, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $42.9 million will be realized and accordingly, we have recorded a 100% valuation allowance against these deferred tax assets. We initially increased the valuation allowance to 100% during the third quarter of 2014. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2012, 2013, and 2014 of $3.5 million, $7.6 million, and $10.5 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with us resulting in lower projected revenue and profitability. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

At March 31, 2015, based upon both positive and negative evidence available, we determined it is not more likely than not that deferred tax assets of $6.1 million, primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions, will be realizable and, accordingly, maintained a 100% valuation allowance against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that all or part of the deferred tax assets will be realized, a tax benefit will be recorded accordingly in the period such determination is made.

As of March 31, 2015, we have federal NOL carryforwards, excluding those acquired, of $21.6 million, which begin to expire in 2032. In connection with the 2011 Jingle acquisition, we acquired and recorded federal NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011. These acquired NOL carryforwards will begin to expire in 2026. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code (“Code”), the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets.

As of March 31, 2015, we have certain federal NOLs of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that these NOL carryforwards are limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2015
Revenue	100%	100%

Expenses:
Service costs	64%	49%
Sales and marketing	7%	9%
Product development	15%	18%
General and administrative	10%	13%
Amortization of intangible assets from acquisitions	1%	0%
Acquisition and disposition related costs	0%	0%

Total operating expenses	97%	89%

Income from operations	3%	11%
Other expense	0%	0%

Income from continuing operations before provision for income taxes	3%	11%
Income tax expense	1%	0%

Net income from continuing operations	2%	11%
Discontinued operations, net of tax	0%	0%
Net Income	2%	11%
Dividends paid to participating securities	0%	0%

Net income applicable to common stockholders	2%	11%

Segment Operating Results

We have organized our operations into two segments: (1) the Call-Driven segment which is comprised of our performance-based advertising business focused on driving phone calls; and (2) the Archeo segment which is comprised of our click-based advertising and Internet domain name operations.

	Three months ended March 31,
	2014	2015
Call-Driven
Revenue	$45,492	$35,029
Operating Expenses	43,081	32,398

Segment profit	$2,411	$2,631

Archeo
Revenue	$5,004	$7,546
Operating Expenses	2,693	2,545

Segment profit	$2,311	$5,001

Reconciliation of segment profit from operations to income from continuing operations before provision for income taxes:
Total segment profit	$4,722	$7,632
Less reconciling items:
Stock based compensation	2,883	2,794
Acquisition and disposition related costs	—	225
Amortization of intangible assets from acquisitions	403	—
Other expense	2	25

Income from continuing operations before provision for income taxes	$1,434	$4,588

	Three months ended March 31,
	2014	2015
Reconciliation of segment revenue to consolidated revenue
Call-Driven	$45,492	$35,029
Archeo	5,004	7,546

Total	$50,496	$42,575

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2015.

Revenue

Revenue decreased 16% from $50.5 million for the three months ended March 31, 2014 to $42.6 million in the same period in 2015 due primarily to a decrease in our Call-Driven revenues.

Our Call-Driven revenues decreased 23% from $45.5 million for the three months ended March 31, 2014 to $35.0 million in the same period in 2015 due primarily to our call advertising arrangement with Allstate Insurance Company (“Allstate”), which ceased in September 2014. This was partially offset by increases in national advertiser budgets in our pay-for-call services of $5.7 million.

Our arrangement with Allstate was for call advertising services, which accounted for 34% and 27% of total revenues for the three months ended March 31, 2014 and the year ended December 31, 2014, respectively. Our primary arrangement with Allstate in 2014 was for pay-for-call services within our Call Marketplace whereby we charge an agreed-upon price for qualified calls or leads from our network. In September 2014, Allstate ceased purchases of the pay-for-call services and reduced their planned pay-for-call advertising spend for the fourth quarter of 2014 to zero. We do not expect Allstate will purchase additional pay-for-call services in the foreseeable future, which is anticipated to have a material adverse effect on our future operating results. Allstate accounted for $48.8 million of total revenues for the year ended December 31, 2014. The related distribution partner payments (a component of service costs) were $43.3 million and revenues less such distribution partner payments were $5.5 million for the year ended December 31, 2014. Substantially all the revenue and distribution partner payments related to the nine months ended September 30, 2014. During the three months ended March 31, 2015, we recognized $462,000 in revenues from Allstate, primarily related to a final performance clause under our arrangement with Allstate.

Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. In the second quarter of 2010, we signed an extension of our arrangement with YP through June 2015 that includes certain provisions for new advertiser accounts and contemplated the migration of several thousand existing advertiser accounts. In July 2013, we amended our arrangement with YP, which lowered certain agency fees beginning July 1, 2013 through June 2015. We also extended a separate pay-for-call relationship through June 2015 with YP within our Call Marketplace. We charge an agreed-upon price for qualified calls or leads from our network. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total revenue may decrease. We expect, given the reduction of spend from Allstate, YP will comprise a greater percentage of total revenues in the near term periods than in recent historical periods. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. In addition, to the extent YP decreases the number of new advertiser accounts with us, it may result in fewer small business accounts and related revenues on our platform. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in June 2015, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. YP accounted for 21% and 26% of total revenues for the three months ended March 31, 2014 and 2015, respectively.

We also have arrangements with advertising agencies, such as Resolution Media, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for less than 10% and approximately 16% of total revenues for the three months ended March 31, 2014 and 2015, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through multiple relationships, accounted for less than 10% and approximately 18% of total revenues for the three months ended March 31, 2014 and 2015, respectively.

Our Archeo revenues increased 50% from $5.0 million for the three months ended March 31, 2014 to $7.5 million in the same period in 2015 due primarily to increased domain name sales. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. Subsequent to this sale, we do not anticipate generating significant revenue from domain name sales. We anticipate the divesture will be classified as discontinued operations for the quarter ending June 30, 2015.

The following table shows our revenues, by revenue source, for the periods presented (in thousands):

	Three months ended March 31,
	2014	2015
Partner and Other Revenue Sources	$46,870	$35,694
Proprietary Website Traffic Sources and Domain Names	3,626	6,881

Total Revenue	$50,496	$42,575

Our partner network revenues are primarily generated using third party distribution networks to deliver pay-for-call, pay-for-click and cost-per-action advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or websites, other targeted web and mobile-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third party website in our distribution network to an advertiser and completes the specified action. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms. The partner and other revenues decreased 24% from $46.9 million for the quarter ended March 31, 2014 to $35.7 million for the same period in 2015. The decrease was primarily due to a decrease in our pay-for-call revenues, due primarily to a decrease in national advertiser budgets primarily related to our arrangement with Allstate, and decreases in our pay-per-click listing revenues and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on the pay-per-click listings.

Our proprietary website traffic revenues are generated from our portfolio of owned websites which are monetized with pay-for-call or pay-per-click listings that are relevant to the websites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our websites and calls or clicks on a particular listing or completes the specified action, we receive a fee. We also generated revenue from domain name sales. Our proprietary website traffic and domain name revenues were $3.6 million for the three months ended March 31, 2014 and $6.9 million in the same period in 2015. Our proprietary website traffic and domain names revenues increased $3.3 million primarily due to domain name sales of $1.9 million for the three months ended March 31, 2014 and $6.4 million for the same period in 2015. This increase was offset partially by a decrease in revenues for cost-per-actions from resellers related to our local search and directory websites.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number of phone calls, click-throughs and other actions performed by users of our service through our distribution partners and maintaining and increasing the number and volume of transactions and favorable variable payment terms with advertisers and advertising services providers. We believe this is dependent in part on delivering quality traffic that ultimately results in purchases or conversions for our advertisers and advertising services providers. We may increase our direct monetization of our proprietary traffic sources, which may not be at the same rate levels as other advertising providers and could adversely affect our revenues and results of operations. Companies distributing advertising through the Internet and mobile sources have experienced, and are likely to continue to experience consolidation. If we do not add new distribution partners, renew our current distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher traffic volumes could materially and adversely affect our revenue and results of operations.

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

Expenses

Expenses were as follows (in thousands):

	Three months ended March 31,
	2014	% of revenue	2015	% of revenue
Service costs	$32,354	64%	$20,688	49%
Sales and marketing	3,382	7%	3,657	9%
Product development	7,560	15%	7,693	18%
General and administrative	5,361	10%	5,699	13%
Amortization of intangible assets from acquisitions	403	1%	—	0%
Acquisition and disposition related costs	—	0%	225	0%

	$49,060	97%	$37,962	89%

Stock-based compensation has been included in the same lines as compensation paid to the same employees in the condensed consolidated statements of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2014	2015
Service costs	$282	$223
Sales and marketing	204	246
Product development	659	579
General and administrative	1,738	1,746

Total stock-based compensation	$2,883	$2,794

See Note 3. Stock-based Compensation Plans of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 36% from $32.4 million in the three months ended March 31, 2014 to $20.7 million in the same period in 2015. The decrease was primarily attributable to a decrease in distribution partner payments, personnel costs and stock-based compensation totaling $12.0 million, offset partially by increases in communication and network costs and other operating costs totaling $334,000.

Service costs represented 64% of revenue in the three months ended March 31, 2014 as compared to 49% in 2015. The 2015 decrease as a percentage of revenue in service costs was primarily a result of a decrease in distribution partner payments and proprietary website traffic and domain revenues comprising a higher proportion of revenue compared to the 2014 period. Proprietary website traffic and domain name revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues such as our proprietary website traffic sources and local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources and local leads platform make up a larger percentage of our future operations, we expect that service costs will decrease as a percentage of revenue. With the April 2015 sale of the bulk of our domain name portfolio, domain sales revenues will decrease significantly in the quarter ending June 30, 2015. We expect with an increase in the proportion of partner and other revenue sources and additional investment in our network, service costs may increase as a percentage of revenue in the near term relative to the most recent quarterly period. We also expect that in the longer term service costs will increase in absolute dollars in connection with any revenue increase as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions, calls, and traffic and invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 8% from $3.4 million for the three months ended March 31, 2014 to $3.7 million in the same period in 2015. As a percentage of revenue, sales and marketing expenses were 7% and 9% for the three months ended March 31, 2014 and 2015, respectively. The increase in dollars was primarily attributable to an increase in fees paid to outside service providers, outside marketing costs and stock-based compensation totaling $315,000. We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively stable to modestly higher in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses increased 2% from $7.6 million for the three months ended March 31, 2014 to $7.7 million in the same period in 2015. The net increase in dollars was primarily due to an increase in personnel and travel costs totaling $217,000. As a percentage of revenue, product development expenses were 15% and 18% for the three months ended March 31, 2014 and 2015, respectively. The increase as a percentage of revenue was primarily due to the decrease in revenues.

In the near term, we expect product development expenditures to be relatively stable to modestly higher in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

General and Administrative. General and administrative expenses increased 6% from $5.4 million in the three months ended March 31, 2014 to $5.7 million in the same period in 2015. The increase was primarily due an increase in personnel costs and fees paid to outside service providers totaling $354,000. As a percentage of revenue, general and administrative expenses were 10% and 13% for the three months ended March 31, 2014 and 2015, respectively. The increase as a percentage of revenue was primarily due to the decrease in revenues.

We expect our general and administrative expenses to be modestly lower in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Segment Profit. Call-Driven segment profit increased 9% from $2.4 million for the three months ended March 31, 2014 to $2.6 million in the same period in 2015. The increase in profit was due primarily to improved margins resulting from changes in the mix of national advertiser budgets between the periods presented.

Archeo segment profit was $2.3 million for the three months ended March 31, 2014 compared to $4.9 million in the same period in 2015. The increase in profit was due primarily to higher domain name sales, which increased from $1.9 million in the three months ended March 31, 2014 to $6.4 million in the same period in 2015.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $403,000 in the three months ended March 31, 2014. The was no intangible amortization expense for the same period in 2015 as the intangible assets related to the April 2011 Jingle acquisition were fully amortized during 2014.

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

As of March 31, 2015, our goodwill balances were $63.3 million and $2.4 million in our Call-Driven and Archeo reporting units, respectively. In the third quarter of 2014, we performed impairment testing in light of macroeconomic and competitive environments, customer changes, lower projected revenue and profitability and a significant decrease in the Company’s market capitalization. We also performed a review of our intangible assets. The estimated fair values of our reporting units were based on estimates of future operating results, discounted cash flows and other market-based factors. As a result of this testing, we concluded that there was no impairment of goodwill and intangible assets. We performed our annual impairment testing as of November 30, 2014 and determined that there was no impairment of goodwill and intangible assets. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of our common stock and market capitalization. If our stock price were to trade below the book value per share for an extended period of time and/or we experience changes in our business, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of goodwill.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the first quarter of 2015, the Company’s stock price approached the then book value. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2015.

Income Taxes. Income tax expense was $588,000 for the three months ended March 31, 2014, compared to $5,000 in the same period in 2015.

In the three months ended March 31, 2014, the effective tax rate of 41% differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method and other non-deductible amounts.

In the three months ended March 31, 2015, the effective tax rate of 0% differed from the expected effective tax rate of 34% due to the Company’s 100% valuation allowance on its deferred tax assets.

Discontinued Operations, net of tax. In July 2013, we sold certain assets related to Archeo’s pay-per-click advertising services. As a result, the operating results related to these certain pay-per-click assets are shown as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2014. See Note 14. Discontinued Operations for further discussion. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. We anticipate the divesture will be classified as discontinued operations for the quarter ending June 30, 2015.

Net Income. Net income increased from $855,000 in the three months ended March 31, 2014 to $4.6 million in the same period in 2015. The increase was primarily a result of lower income tax expense due to the full valuation allowance, an increase in domain name sales and an incremental increase in contribution due to a decrease in distribution partner payouts.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $83.7 million and we had current and long term contractual obligations of $10.9 million, of which $6.9 million is for rent under our facility leases.

Cash provided by operating activities for the three months ended March 31, 2015 of approximately $6.2 million consisted primarily of net income of $4.6 million, adjusted for non-cash items of $3.6 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation and deferred income taxes, and approximately $2.0 million used in working capital and other activities.

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

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenues for the three months ended March 31, 2014 and 2015. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary website traffic revenues.

Nearly all of the reseller partner arrangements are billed on a monthly basis following the month of our phone call or click-through delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. For these services, reseller partner payments are generally received two to four weeks following payment to the distribution partners. We also have payment arrangements with advertising agencies whereby we receive payment after the agency’s advertiser pays the agency, which is generally between 60 and 120 days or longer, following the delivery of services. We expect that in the future periods, if the amounts from our reseller partner and agency arrangements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

We have payment arrangements with reseller partners particularly related to our proprietary website traffic sources or our local leads and call analytics services, such as YP, SuperMedia Inc., hibu, The Cobalt Group, and Yellow Media Inc., whereby we receive payment between 30 and 60 days following the delivery of services. We also have a payment arrangement with Resolution Media, an advertising agency, related to our Call Marketplace and Call Analytics services, whereby we receive payment when the agency’s advertiser pays the agency, which is between 60 and 90 days following the delivery of services and in some instances may be longer.

For the quarter ended and as of March 31, 2015 amounts from these partners and agency totaled 52% of revenue and $18 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agency. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media, accounted for 18% of total revenues and 19% of accounts receivable for the three months ended and as of March 31, 2015. In July 2013, we amended our arrangement with YP, which lowered certain agency fees beginning July 1, 2013 through June 2015. We also extended a separate pay-for-call relationship through June 2015 with YP within our Call Marketplace. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in June 2015, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. Net accounts receivable balances outstanding at March 31, 2015 from YP totaled $10.7 million.

In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. We received cash consideration at closing of $28.1 million and the sale includes contingent earn-out consideration payments that depend on the achievement of certain sales thresholds. Subsequent to this sale, we do not anticipate generating significant revenue from domain sales, which will have an adverse impact on cash flows from operations in future periods.

Cash used in investing activities for the three months ended March 31, 2015 of approximately $877,000 was primarily attributable to purchases for property and equipment of $853,000 and purchases of intangible and other noncurrent assets of $24,000. Cash used in investing activities for the three months ended March 31, 2014 of approximately $807,000 was primarily attributable to net purchases for property and equipment of $672,000 and purchases of intangible and other noncurrent assets of $135,000.

Cash used in financing activities for the three months ended March 31, 2015 of approximately $1.7 million was primarily payment of common stock dividends and repurchases of Class B common stock totaling approximately $1.8 million. This was partially offset by proceeds from employee stock option exercises and the employee stock purchase plan of $73,000.

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

Cash used in financing activities for the three months ended March 31, 2014 of approximately $343,000 was primarily proceeds from employee stock option exercises of $1.3 million partially offset by payment of common stock dividends and minimum tax withholding payments related to certain executive restricted stock award vests totaling approximately $986,000.

The following table summarizes our contractual obligations as of March 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$6,959	$1,697	$4,685	$577
Other contractual obligations	4,479	2,475	2,003	1

Total contractual obligations (1),(2)	$11,438	$4,172	$6,688	$578

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $717,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. The Credit Agreement, as amended, matures on April 1, 2017. During the three months ended March 31, 2014 and 2015, we had no borrowings under the Credit Agreement.

In April 2015, in connection with our sale of the bulk of our domain portfolio, we signed an amendment to the Credit Agreement which clarified the LIBOR rate as determined under the Credit Agreement cannot be below zero percent (0%) and added a financial covenant limiting outstanding balances under the Credit Agreement not to exceed a collateral value as defined in the Credit Agreement.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the quarter ended March 31, 2015, approximately 235,000 shares of Class B common stock were repurchased.

Quarterly dividends of $0.02 per share were paid on February 17, 2015 to the holders of record as of the close of business on February 11, 2015. The aggregate quarterly dividend paid in February 2015 was $839,000. Quarterly dividends of $0.02 per share were paid on February 18, 2014 to the holders of record as of the close of business on February 7, 2014. The aggregate quarterly dividend paid in February 2014 was $771,000. In April 2015, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company will pay these dividends on May 18, 2015 to the holders of record as of the close of business on May 7, 2015. The Company expects to pay approximately $845,000 for these quarterly dividends. We do not anticipate declaring or paying dividends subsequent to the May 2015 dividend in the foreseeable future.

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

Our condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America for interim financial information. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;

•	Goodwill and intangible assets;

•	Stock-based compensation;

•	Allowance for doubtful accounts, advertiser credits; and

•	Provision for income taxes.

Revenue

We currently generate revenue by delivering call and click-based advertising products that enable advertisers of all sizes to reach consumers across online, mobile and offline sources. Our primary source of revenue is performance-based advertising, which includes pay-for-call advertising, pay-per-click advertising, and cost-per-action services. For pay-for-call and pay-per-click advertising, revenue is recognized upon delivery of qualified and reported phone calls or click-throughs to our advertisers or advertising service providers’ listing which occurs when a mobile, online or offline user makes a phone call or clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or click-through on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third party website in our distribution network to an advertiser website and completes the specified action. In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owing that occurs subsequent to period ends.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, third party vertical and branded websites, mobile and offline sources, and our portfolio of owned websites, on which we include our advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per phone call or click-through on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC 605, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and we in certain instances, are only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements, resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the first quarter of 2015, the Company’s stock price approached the then book value. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2015.

Any future impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Stock-Based Compensation

FASB ASC 718 requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock issuances, and restricted stock units based on estimated fair values. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate, and therefore only recognize compensation for those shares expected to vest over the requisite service period.

We generally use the Black-Scholes option pricing model as our method of valuation for stock-based awards with time-based vesting. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. For stock-based awards with time-based vesting, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For equity awards with vesting based on a combination of certain service and market conditions, we factor an estimated probability of achieving certain service and market conditions and recognize compensation over the requisite service period of the award. We use a binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche.

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

Allowance for Doubtful Accounts and Advertiser Credits

Accounts receivable balances are presented net of allowance for doubtful accounts and advertiser credits. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine our allowance based on analysis of historical bad debts, advertiser concentrations, advertiser creditworthiness and current economic trends. We review accounts receivable for collectability on a quarterly basis. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and the potential recovery is considered remote. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required which would result in increased general and administrative expenses in the period such determination was made.

We determine our allowance for advertiser credits and adjustments based upon our analysis of historical credits. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments and estimates.

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. In the first quarter of 2014, we adopted ASU 2013-11 whereby we reclassified uncertain tax positions of $534,000 from other non-current liabilities to deferred tax assets.

At March 31, 2015, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $42.9 million will be realized and accordingly, we have recorded a 100% valuation allowance against these deferred tax assets. We initially increased the valuation allowance to 100% during the third quarter of 2014. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. The Company incurred taxable losses in 2012, 2013, and 2014 of $3.5 million, $7.6 million, and $10.5 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with us resulting in lower projected revenue and profitability. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

At March 31, 2015, based upon both positive and negative evidence available, we determined it is not more likely than not that deferred tax assets of $6.1 million primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions, will be realizable, and accordingly, maintained a 100% valuation allowance against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that all or part of the deferred tax assets will be realized, a tax benefit will be recorded accordingly in the period such determination is made.

As of March 31, 2015, we have federal NOL carryforwards, excluding those acquired, of $21.6 million, which begin to expire in 2032. In connection with the 2011 Jingle acquisition, we acquired and recorded federal NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011. These acquired NOL carryforwards will begin to expire in 2026. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code (“Code”), the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets.

As of March 31, 2015, we have certain federal NOLs of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that these NOL carryforwards are limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

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

Our existing credit facility bears interest at a rate which will be, at our option, either: (i) the applicable margin rate (depending on our leverage) plus the one-month LIBOR rate reset daily, or (ii) the applicable margin rate plus the 1, 2, 3, or 6-month LIBOR rate where the LIBOR rate cannot be below zero percent (0%) under both options. This facility is exposed to market rate fluctuations and may impact the interest paid on any borrowings under the credit facility. Currently, we have no borrowings under this facility; however, an increase in interest rates would impact interest expense on future borrowings.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2014 Annual Report on Form 10-K. They have been updated to include information as of May 11, 2015.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $186 million as of March 31, 2015. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 10% of total revenues for the quarter ended March 31, 2015. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

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

Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call arrangement with YP. Both arrangements expire in June 2015. YP is our largest reseller partner and was responsible for 26% of our total revenues for the quarter ended March 31, 2015. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in June 2015, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 16% of total revenues for the three months ended March 31, 2015.

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

We received approximately 62% and 52% of our revenue from our five largest customers for the year ended December 31, 2014 and the three months ended March 31, 2015, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 62% and 52% of our total revenues for the year ended December 31, 2014, and the three months ended March 31, 2015, respectively. YP and Resolution Media were our largest customers and were responsible for 26% and 16% of our total revenues, respectively, for the three months ended March 31, 2015.

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

Our primary arrangement with Resolution Media, who acts as an agent on advertisers’ behalf, is for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm, represented the majority of the revenue generated by Resolution Media for the three months ended March 31, 2015. State Farm, who utilizes our services through multiple relationships, accounted for 18% of total revenues for the three months ended March 31, 2015.

In September 2014, Allstate ceased purchases of the pay-for-call services and we do not expect Allstate will purchase additional pay-for-call services in the foreseeable future. Allstate was responsible for 27% of our total revenues for the year ended December 31, 2014.

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

We are heavily dependent upon the continued services of executive founders, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. Further, as of March 31, 2015, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, together controlled 78% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive founders, for any reason, or any conflict among our executive founders, could harm our current and future operations and prospects.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the first quarter of 2015, our stock price approached the then book value per share. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if the stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

We recorded a substantial non-cash impairment charge for goodwill and intangible assets during the fourth quarter of 2008 as a result of the impact of the adverse economic environment including the deterioration in the equity and credit markets. During the fourth quarter of 2012, we recorded a non-cash impairment charge for goodwill of $15.8 million within the Archeo reporting unit as a result of lower projected revenue growth rates and profitability levels compared to historical results and other market-based factors. In the third quarter of 2014, we performed impairment testing in accordance with ASC 350 and in light of the macroeconomic and competitive environments, customer changes, lower projected revenue and profitability and a significant decrease in our market capitalization at the end of September 2014. We also performed a review on certain of our intangible assets under ASC 360. As a result of this testing, we concluded that there was no impairment of goodwill and intangible assets. We performed our annual impairment testing as of November 30, 2014 and determined that there was no impairment of goodwill and intangible assets. We may be required to record a future charge to earnings in our financial statements during the period in which any additional impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

We may be required to increase or decrease the valuation allowance against our deferred tax assets.

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. We increased the valuation allowance by $22.3 million to record a full valuation allowance against our deferred tax assets as of September 30, 2014 resulting in a corresponding income tax expense of $22.3 million for the third quarter of 2014. As of March 31, 2015, our deferred tax assets were $42.9 million and we have provided a full valuation allowance of $42.9 million as we believe it is not more likely than not that these assets will be realized.

We do not control the means by which users access our websites, and material changes to current navigation practices or technologies or marketing practices or significant increases in our marketing costs could result in a material adverse effect on our business.

The success of our proprietary website traffic sources depends in large part upon consumer access to our websites. Consumers access our websites primarily through the following methods: directly accessing our websites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser; accessing our websites by clicking on bookmarked websites; and accessing our websites through search engines and directories.

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

Product developments and market practices for these means of access to our websites are not within our control. We may experience a decline in traffic to our websites if third party browser technologies or search engine methodologies and rules are changed to our disadvantage. We have experienced abrupt search engine algorithm and policy changes in the past. We expect the search engine applications we utilize to market and drive users to our websites to continue to periodically change their algorithms, policies and technologies. These changes may result in an interruption in users’ ability to access our websites or impair our ability to maintain and grow the number of users who visit our websites. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid-listings escalate. Any of these changes could have a material adverse effect on our business.

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

We may continue to explore various strategic alternatives for our remaining Archeo assets.

In November 2012, we announced our intention to pursue the spin-off of our Archeo assets and in September 2013 following a strategic review; we announced the suspension of the planned spin-off of the Archeo assets in its previously announced form. At such time we announced our intention to explore various strategic alternatives for the Archeo assets. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. We received cash consideration at closing of $28.1 million and the sale includes contingent earn-out consideration payments that depend on the achievement of certain sales thresholds. We anticipate the divesture will be classified as discontinued operations for the quarter ending June 30, 2015. Archeo continues to operate as an independent division of the Company. We are pursuing other strategic alternatives for the remaining Archeo assets going forward but we cannot predict whether those efforts will be successful.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is generally lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our mobile call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results and in turn the market price of our securities. In the first quarter of the calendar year, this trend generally reverses with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect may impact our quarterly results of operations in addition to typical seasonality seen in our industry. Our quarterly results may also be impacted by the timing of domain name sales.

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

Furthermore, the application of existing laws and regulations to companies that engage in e-commerce, or otherwise interact with the Internet remains somewhat unclear. For example, as a result of the actions of advertisers in our network, we may be subject to existing laws and regulations relating to a wide variety of issues such as consumer privacy, gambling, sweepstakes, advertising, promotions, defamation, pricing, taxation, financial market regulation, quality of products and services, computer trespass, spyware, adware, child protection and intellectual property ownership and infringement. In addition, it is not clear whether existing laws that require licenses or permits for certain of our advertisers’ lines of business apply to us, including those related to insurance and securities brokerage, law offices and pharmacies. Existing federal and state laws that may affect the growth and profitability of our business include, among others:

•	The Digital Millennium Copyright Act (DMCA) provides protection from copyright liability for online service providers that list or link to third party websites. We currently qualify for the safe harbor under the DMCA; however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

•	The Children’s Online Privacy Protection Act (COPPA) restricts the online collection of personal information about children and the use of that information. The Federal Trade Commission (FTC) has the authority to impose fines and penalties upon website operators and online service providers that do not comply with the law. We do not currently offer any websites or online services “directed to children,” nor do we knowingly collect personal information from children.

•	The Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	The Controlling the Assault of Non-Solicited Pornography and Marketing (CAN SPAM) Act of 2003 establishes requirements for those who send commercial e-mails, spells out penalties for entities that transmit noncompliant commercial e-mail and/or whose products are advertised in noncompliant commercial e-mail and gives consumers the right to opt-out of receiving commercial e-mails. The majority of the states also have adopted similar statutes governing the transmission of commercial e-mail. The FTC and the states, as applicable, are authorized to enforce the CAN-SPAM Act and the state-specific statutes, respectively. CAN-SPAM gives the Department of Justice the authority to enforce its criminal sanctions. Other federal and state agencies can enforce the law against organizations under their jurisdiction, and companies that provide Internet access may sue violators as well.

•	The Electronic Communications Privacy Act prevents private entities from disclosing Internet subscriber records and the contents of electronic communications, subject to certain exceptions.

•	The Computer Fraud and Abuse Act and other federal and state laws protect computer users from unauthorized computer access/hacking, and other actions by third parties which may be viewed as a violation of privacy. Courts may apply each of these laws in unintended and unexpected ways. As a company that provides services over the Internet as well as call recording and call tracking services, we may be subject to an action brought under any of these or future laws.

•	Among the types of legislation currently being considered at the federal and state levels are consumer laws regulating for the use of certain types of software applications or downloads and the use of “cookies.” These proposed laws are intended to target specific types of software applications often referred to as “spyware,” “invasiveware” or “adware,” and may also cover certain applications currently used in the online advertising industry to serve and distribute advertisements. In addition, the FTC has sought inquiry regarding the implementation of a “do-not-track” requirement. Federal legislation is also expected to be introduced that would regulate “online behavioral advertising” practices. If passed, these laws would impose new obligations for companies that use such software applications or technologies. At least one state already has enacted a law, which went into effect in January 2014, regarding online tracking.

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

Risks Relating to Ownership of our Class B common stock

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through March 31, 2015. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of March 31, 2015, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 78% of the combined voting power of all outstanding shares of our capital stock. These executive founders together control 78% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

We may not pay dividends on our Class B common stock in the future which could impair the value of such stock.

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We have initiated and paid a quarterly dividend on our Class B common stock from November 2006 through May 2015. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition. We currently do not anticipate declaring or paying dividends subsequent to the May 2015 dividend in the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2015, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
January 1, 2015 – January 31, 2015	99,163	$4.06	99,163	2,232,219
February 1, 2015 – February 28, 2015 (2)	53,718	$3.75	47,468	2,184,751
March 1, 2015 – March 31, 2015 (2)	84,744	$3.86	78,244	2,106,507

Total Class B Common Shares	237,625	$3.92	224,875	2,106,507

(1)	In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.
(2)	Shares of restricted equity subject to vesting which were issued to certain employees. Upon termination of employment, we repurchased 6,250 and 6,500 shares which were not already vested for $0.01 per share for the periods ended February 28, 2015 and March 31, 2015, respectively.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits:

(+) 2.11	Asset Purchase Agreement dated as of April 1, 2015, by and among NameFind, LLC, GoDaddy.com, LLC, Marchex Sales, LLC and Marchex, Inc. (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2015 and incorporated herein by reference).

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.
(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

May 11, 2015