Form 10-Q
period 2015-06-30
MARCHEX INC
filed 2015-08-10
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 6, 2015
Class A common stock, par value $.01 per share	5,232,636
Class B common stock, par value $.01 per share	37,082,529

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2014	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$80,032	$104,431
Accounts receivable, net	25,941	30,513
Prepaid expenses and other current assets	3,143	2,615
Refundable taxes	131	120

Total current assets	109,247	137,679
Property and equipment, net	5,430	6,471
Intangible and other assets, net	313	245
Goodwill	65,679	63,305

Total assets	$180,669	$207,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,766	$13,369
Accrued expenses and other current liabilities	7,515	7,942
Deferred revenue	2,117	1,305

Total current liabilities	23,398	22,616
Other non-current liabilities	1,118	898

Total liabilities	24,516	23,514
Stockholders’ equity:
Class A common stock	55	55
Class B common stock	373	372
Treasury stock	(2,503)	(144)
Additional paid-in capital	348,467	348,690
Accumulated deficit	(190,239)	(164,787)

Total stockholders’ equity	156,153	184,186

Total liabilities and stockholders’ equity	$180,669	$207,700

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2015	2014	2015
Revenue	$95,137	$71,261	$47,042	$35,346

Expenses:
Service costs (1)	62,957	39,163	31,455	19,797
Sales and marketing	5,946	7,703	2,711	4,245
Product development	15,018	15,839	7,458	8,147
General and administrative	10,747	10,204	5,386	4,505
Amortization of intangible assets from acquisitions (2)	434	—	31	—
Acquisition and disposition related costs	(68)	118	(68)	118

Total operating expenses	95,034	73,027	46,973	36,812

Income (loss) from operations	103	(1,766)	69	(1,466)
Other income (expense):
Interest and line of credit expense	(37)	(37)	(18)	(18)
Other	13	(4)	(4)	2

Total other expense	(24)	(41)	(22)	(16)

Income (loss) from continuing operations before provision for income taxes	79	(1,807)	47	(1,482)
Income tax expense (benefit)	260	(180)	149	(185)

Net loss from continuing operations	(181)	(1,627)	(102)	(1,297)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	2,016	5,047	1,082	(92)
Gain on sale of discontinued operations, net of tax	—	22,032	—	22,257

Discontinued operations, net of tax	2,016	27,079	1,082	22,165

Net income	1,835	25,452	980	20,868
Dividends paid to participating securities	(69)	(37)	(33)	(19)

Net income applicable to common stockholders	$1,766	$25,415	$947	$20,849

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders:
Continuing operations	$0.00	$(0.04)	$0.00	$(0.03)
Discontinued operations, net of tax	0.05	0.66	0.02	0.53

Basic and diluted net income per share applicable to Class A and Class B common stockholders	$0.05	$0.62	$0.02	$0.50
Dividends paid per share	$0.04	$0.04	$0.02	$0.02
Shares used to calculate basic net income per share applicable to common stockholders:
Class A	6,483	5,233	5,243	5,233
Class B	32,277	35,919	35,441	36,072
Shares used to calculate diluted net income per share applicable to common stockholders:
Class A	6,483	5,233	5,243	5,233
Class B	38,760	41,152	40,684	41,305

(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$434	$—	$31	$—

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net income	$1,835	$25,452
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	2,288	1,831
Acquisition and disposition related costs	(68)	—
Allowance for doubtful accounts and advertiser credits	649	235
Gain on sale of discontinued operations	—	(22,195)
Stock-based compensation	6,000	5,460
Deferred income taxes	1,276	—
Change in certain assets and liabilities:
Accounts receivable, net	(5,343)	(4,807)
Refundable taxes	1	11
Prepaid expenses, other current assets and other assets	(92)	(131)
Accounts payable	3,920	(299)
Accrued expenses and other current liabilities	272	(88)
Deferred revenue	800	(812)
Other non-current liabilities	(171)	(220)

Net cash provided by operating activities	11,367	4,437
Cash flows from investing activities:
Proceeds from sale of discontinued operations, net of costs	—	25,764
Purchases of property and equipment	(1,190)	(2,885)
Purchases of intangible assets and changes in other non-current assets	(162)	(39)

Net cash provided by (used in) investing activities	(1,352)	22,840
Cash flows from financing activities:
Proceeds from offering, net	32,674	—
Tax withholding related to restricted stock awards	(467)	(74)
Common stock dividend payments	(1,617)	(1,685)
Repurchase of Class B common stock	—	(1,285)
Proceeds from exercises of stock options and issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	3,404	116
Proceeds from employee stock purchase plan	29	50

Net cash provided by (used in) financing activities	34,023	(2,878)

Net increase in cash and cash equivalents	44,038	24,399
Cash and cash equivalents at beginning of period	30,912	80,032

Cash and cash equivalents at end of period	$74,950	$104,431

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation.

In July 2013, the Company sold certain assets related to Archeo’s pay-per-click advertising services and, in April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to these dispositions are shown as discontinued operations in the condensed consolidated statements of operations for all periods presented (see Note 14. Discontinued Operations). Unless otherwise indicated, information presented in the notes to the condensed consolidated financial statements relates only to the Company’s continuing operations.

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

Recent Accounting Pronouncement(s) Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. On July 9, 2015, the FASB voted to approve a one year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently in the process of evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements.

Revenues

The following table presents the Company’s revenues by segment for the periods presented (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Call-Driven	$91,349	$69,486	$45,856	$34,458
Archeo	3,788	1,775	1,186	888

Total Revenue	$95,137	$71,261	$47,042	$35,346

Call-Driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of the Company’s call analytics technology. Call-Driven revenue also consists of payments from reseller partners for use of the Company’s technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action marketing services. Archeo revenue includes revenue generated from advertisements on the Company’s network of owned and operated websites and third-party distribution. See Note 6. Segment Reporting and Geographic Information for further discussion regarding the Company’s operating segments.

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Partner and Other Revenue Sources	$93,390	$70,792	$46,520	$35,097
Proprietary Website Traffic Sources	1,747	469	522	249

Total Revenue	$95,137	$71,261	$47,042	$35,346

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

(3) Stock-based Compensation Plans

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the condensed consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Service costs	$640	$772	$360	$552
Sales and marketing	434	554	231	309
Product development	1,350	1,223	691	644
General and administrative	3,569	2,909	1,831	1,162

Total stock-based compensation	$5,993	$5,458	$3,113	$2,667

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows in the condensed consolidated statement of cash flows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions is not recognized until that deduction reduces taxes payable. For the six months ended June 30, 2014 and 2015, the Company incurred excess tax deductions of $6.0 million and $322,000, respectively, which were not recorded because the Company is in a cumulative loss carryforward position for income taxes.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended June 30, 2014 and 2015, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Expected life (in years)	4.0	4.0-6.25	4.0	4.0
Risk-free interest rate	1.25%	1.13%-1.54%	1.25%	1.32%
Expected volatility	55%-60%	62%-65%	55%-60%	62%
Expected dividend yield	0.76%	0%-0.36%	0.76%	0%

Stock option activity during the six months ended June 30, 2015 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2014	7,797,228	$7.90	6.58	$800
Options granted	1,564,215	4.33
Options forfeited	(114,675)	6.87
Options expired	(190,956)	14.13
Options exercised	(27,412)	4.04

Balance at June 30, 2015	9,028,400	$7.18	6.70	$2,499

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

Restricted stock awards and restricted stock unit activity during the six months ended June 30, 2015 is summarized as follows:

	Shares/ Units	Weighted average grant date fair value
Unvested balance at December 31, 2014	2,140,762	$6.55
Granted	961,837	4.32
Vested	(724,716)	7.53
Forfeited	(71,362)	5.62

Unvested balance at June 30, 2015	2,306,521	$5.34

In the six months ended June 30, 2014 and 2015, the Company repurchased 41,287 shares and 14,754 shares, respectively, from certain executives for minimum withholding taxes on 143,650 and 54,600 restricted stock award vests. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $467,000 and $74,000, respectively, which was remitted in cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

The following table calculates net income (loss) applicable to common stockholders used to compute basic net income per share for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2014		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss from continuing operations	$(41)	$(140)	$(212)	$(1,415)
Dividends paid to participating securities	—	(69)	—	(37)

Net loss from continuing operations applicable to common stockholders	$(41)	$(209)	$(212)	$(1,452)
Discontinued operations, net of tax	337	1,679	3,443	23,636

Net income applicable to common stockholders	$296	$1,470	$3,231	$22,184

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	6,483	32,277	5,233	35,919

Basic net (loss) income per share:
Net income (loss) from continuing operations applicable to common stockholders	$0.00	$0.00	$(0.04)	$(0.04)
Discontinued operations, net of tax	0.05	0.05	0.66	0.66

Basic net income per share applicable to common stockholders	$0.05	$0.05	$0.62	$0.62

	Three months ended June 30,
	2014		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss from continuing operations	$(17)	$(85)	$(168)	$(1,129)
Dividends paid to participating securities	—	(33)	—	(19)

Net loss from continuing operations applicable to common stockholders	$(17)	$(118)	$(168)	$(1,148)
Discontinued operations, net of tax	139	943	2,808	19,357

Net income applicable to common stockholders	$122	$825	$2,640	$18,209

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,243	35,441	5,233	36,072

Basic net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$0.00	$0.00	$(0.03)	$(0.03)
Discontinued operations, net of tax	0.02	0.02	0.53	0.53

Basic net income per share applicable to common stockholders	$0.02	$0.02	$0.50	$0.50

The following table calculates net income to diluted net income applicable to common stockholders used to compute diluted net income per share for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2014		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss from continuing operations	$(41)	$(140)	$(212)	$(1,415)
Dividends paid to participating securities	—	(69)	—	(37)
Reallocation of net income for Class A shares as a result of conversion of Class A to Class B shares	—	(41)	—	(212)

Net loss from continuing operations applicable to common stockholders	$(41)	$(250)	$(212)	$(1,664)
Discontinued operations, net of tax	337	1,679	3,443	23,636
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	337	—	3,443

Discontinued operations, net of tax	$337	$2,016	$3,443	$27,079

Net income applicable to common stockholders	$296	$1,766	$3,231	$25,415

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	6,483	32,277	5,233	35,919
Conversion of Class A to Class B common shares outstanding	—	6,483	—	5,233

Weighted average number of shares outstanding used to calculate diluted net income per share	6,483	38,760	5,233	41,152

Diluted net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$0.00	$0.00	$(0.04)	$(0.04)
Discontinued operations, net of tax	0.05	0.05	0.66	0.66

Diluted net income per share applicable to common stockholders	$0.05	$0.05	$0.62	$0.62

	Three months ended June 30,
	2014		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss from continuing operations	$(17)	$(85)	$(168)	$(1,129)
Dividends paid to participating securities	—	(33)	—	(19)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(17)	—	(168)

Net loss from continuing operations applicable to common stockholders	$(17)	$(135)	$(168)	$(1,316)
Discontinued operations, net of tax	139	943	2,808	19,357
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	139	—	2,808

Discontinued operations, net of tax	$139	$1,082	$2,808	$22,165

Net income applicable to common stockholders	$122	$947	$2,640	$20,849

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	5,243	35,441	5,233	36,072
Conversion of Class A to Class B common shares outstanding	—	5,243	—	5,233

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	5,243	40,684	5,233	41,305

Diluted net income (loss) per share:
Net income (loss) from continuing operations applicable to common stockholders	$0.00	$0.00	$(0.03)	$(0.03)
Discontinued operations, net of tax	0.02	0.02	0.53	0.53

Diluted net income per share applicable to common stockholders	$0.02	$0.02	$0.50	$0.50

The computation of diluted net income per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For both the three and six months ended June 30, 2014 outstanding options to acquire 7,980 shares of Class B common stock. For both the three and six months ended June 30, 2015, outstanding options to acquire 9,028 shares of outstanding Class B common stock.

•	For the three and six months ended June 30, 2014 and 2015, 1,518 and 839 shares of unvested Class B restricted common shares, respectively.

•	For the three and six months ended June 30, 2014 and 2015 1,116 and 1,467 restricted stock units, respectively.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements or, if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners representing more than 10% of consolidated revenue for the six months ended June 30, 2015. One distribution partner was paid less than 20% of consolidated revenue for the six months ended June 30, 2014.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Advertiser A	22%	31%	23%	30%
Advertiser B	*	19%	*	20%
Advertiser C	35%	*	35%	*

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2014	At June 30, 2015
Advertiser A	41%	33%
Advertiser B	16%	30%

*	Less than 10%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. For the three and six months ended June 30, 2014, no advertising agency represented more than 10% of consolidated revenue, and as of December 31, 2014, one advertising agency represented 13% of consolidated accounts receivable. For the three and six months ended June 30, 2015, there was one advertising agency which represented 19% and 20%, respectively, of consolidated revenue and, as of June 30, 2015, represented 31% of the consolidated accounts receivable balance.

(6) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. In July 2013, the Company sold certain assets related to Archeo’s pay-per-click advertising services and, in April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. As a result, the operating results related to these dispositions are shown as discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented and are excluded from segment reporting. See Note 14. Discontinued Operations for further discussion.

The Company’s Call-Driven segment comprises its performance-based advertising business focused on driving phone calls. The Archeo segment comprises the Company’s click-based advertising business. Call-Driven segment expenses include both direct costs incurred by the segment business as well as corporate overhead costs. Archeo segment expenses only include direct costs incurred by the segment. Segment expenses exclude the following: stock-based compensation, amortization of intangible assets from acquisitions, acquisition and disposition related costs, and other income (expense).

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed. The carrying amount of goodwill by operating segment at June 30, 2015 was approximately $63.3 million and $0 for Call-Driven and Archeo, respectively.

Selected segment information (in thousands):

	Six months ended June 30, 2015
	Call-Driven	Archeo	Total
Revenue	$69,486	$1,775	$71,261
Operating expenses	65,454	1,997	67,451

Segment profit (loss)	$4,032	$(222)	$3,810
Less reconciling items:
Stock based compensation			5,458
Acquisition and disposition related costs			118
Other expense			41

Loss from continuing operations before provision for income taxes			$(1,807)

	Six months ended June 30, 2014
	Call-Driven	Archeo	Total
Revenue	$91,349	$3,788	$95,137
Operating expenses	86,041	2,634	88,675

Segment profit	$5,308	$1,154	$6,462
Less reconciling items:
Stock based compensation			5,993
Amortization of intangible assets from acquisitions			434
Acquisition and disposition related costs			(68)
Other expense			24

Income from continuing operations before provision for income taxes			$79

	Three months ended June 30, 2015
	Call-Driven	Archeo	Total
Revenue	$34,458	$888	$35,346
Operating expenses	33,058	969	34,027

Segment profit (loss)	$1,400	$(81)	$1,319
Less reconciling items:
Stock based compensation			2,667
Acquisition and disposition related costs			118
Other expense			16

Loss from continuing operations before provision for income taxes			$(1,482)

	Three months ended June 30, 2014
	Call-Driven	Archeo	Total
Revenue	$45,856	$1,186	$47,042
Operating expenses	42,960	937	43,897

Segment profit	$2,896	$249	$3,145
Less reconciling items:
Stock based compensation			3,113
Amortization of intangible assets from acquisitions			31
Acquisition and disposition related costs			(68)
Other expense			22

Income from continuing operations before provision for income taxes			$47

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
United States	97%	97%	97%	97%
Canada	3%	3%	3%	3%
Other countries	*	*	*	*

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2014	At June 30, 2015
Computer and other related equipment	$18,662	$21,010
Purchased and internally developed software	7,836	7,840
Furniture and fixtures	1,416	1,471
Leasehold improvements	1,834	2,237

	$29,748	$32,558
Less: accumulated depreciation and amortization	(24,318)	(26,087)

Property and equipment, net	$5,430	$6,471

Depreciation and amortization expense related to property and equipment was approximately $833,000 and $929,000 for the three months ended June 30, 2014 and 2015, respectively, and was approximately $1.7 million for both the six months ended June 30, 2014 and 2015.

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

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2015	$1,132	$1,889	$3,021
2016	2,313	2,430	4,743
2017	2,373	65	2,438
2018	577	1	578
2019 and after	—	—	—

Total minimum payments	$6,395	$4,385	$10,780

Rent expense incurred by the Company was approximately $473,000 and $476,000 for the three months ended June 30, 2014 and 2015, respectively, and was $935,000 and $961,000 for the six months ended June 30, 2014 and 2015, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement, as amended, matures on April 1, 2017. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the six months ended June 30, 2014 and 2015, the Company had no borrowings under the Credit Agreement.

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

(b) Taxes

At June 30, 2015, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $35.1 million will be realized and accordingly, we have recorded a 100% valuation allowance against these deferred tax assets. We initially increased the valuation allowance to 100% during the third quarter of 2014. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. The Company has incurred taxable losses from 2012 to 2014. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(11) Goodwill

Changes in the carrying amount of goodwill during the six months ended June 30, 2015 are as follows (in thousands):

	Call Driven	Archeo	Total
Balance as of December 31, 2014	$63,305	$2,374	$65,679
Sale of certain assets related to domain operations	—	(2,374)	(2,374)

Balance as of June 30, 2015	$63,305	$—	$63,305

The decrease in goodwill is related to the 2015 sale of certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The assets sold constitute a business within the Archeo reporting unit. Goodwill was allocated to the sold business based on its relative fair value compared to the remainder of the Archeo reporting unit.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period July 1, 2015 to August 7, 2015, the Company’s stock price approached the then book value. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in November 2015.

(12) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	At December 31, 2014	At June 30, 2015
Internet domain names	$14,607	$740
Less accumulated amortization	(14,499)	(700)

Internet domain names, net	108	40
Other assets:
Other	205	205

Total intangibles and other assets, net	$313	$245

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, and are included in Intangible and other assets, net on the condensed consolidated balance sheet. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. The net carrying value of Internet domain names as of December 31, 2014 related to both domain names held for use and available for sale. During the three months ended June 30, 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. As a result, the net carrying value of Internet domain names as of June 30, 2015 primarily related to domains held for use.

Amortization expense for internet domain names was $33,000 and $23,000 for the three months ended June 30, 2014 and 2015, respectively, and was $69,000 and $48,000 for the six months ended June 30, 2014 and 2015, respectively. Based upon the current amount of domains subject to amortization, and, as a result of the sale of the majority of the Company’s domain names in April 2015, the estimated expense for the next five years is as follows: $31,000 for the remainder of 2015 and $9,000 thereafter.

(13) Common Stock

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2015, the Company repurchased 304,000 shares of Class B common stock for $1.3 million. During the six months ended June 30, 2014, the Company did not repurchase any shares of Class B common stock under the prior stock repurchase program.

During the six months ended June 30, 2014 and 2015, the Company’s board of directors approved and the Company retired 174,808 and 741,260 shares, respectively, of treasury stock.

In April 2015, the Company’s board of directors declared a regular quarterly dividend in the amount of $0.02 per share on the Company’s Class A and Class B common stock. The Company paid these dividends on May 18, 2015 to the holders of record as of the close of business on May 7, 2015. This quarterly dividend totaled approximately $845,000. For the six months ended June 30, 2015, the Company paid approximately $1.7 million in dividends. We do not anticipate declaring or paying further dividends in the foreseeable future.

(14) Discontinued Operations

In July 2013, the Company sold certain assets related to Archeo’s pay-per-click advertising services and, in April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. These disposals meet the requirements of Accounting Standards Codification 205-20, Discontinued Operations, for presentation as discontinued operations. As a result, the operating results related to these dispositions are shown as discontinued operations, net of tax. The operating results for the discontinued operations were as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Revenue	$5,035	$7,081	$2,634	$422
Expenses:
Service costs	1,716	1,663	864	341
Sales and marketing	260	334	128	136

Income (loss) from discontinued operations before provision for income taxes	3,059	5,084	1,642	(55)

Income tax expense	1,043	37	560	37

Income (loss) from discontinued operations, net of tax	$2,016	$5,047	$1,082	$(92)

The discontinued operations incurred amortization of $34,000 and $2,300 for the three months ended June 30, 2014 and 2015, respectively, and amortization of $86,000 and $16,000 for the six months ended June 30, 2014 and 2015, respectively.

The cash proceeds from the sale of the pay-per-click assets and assets related to Archeo’s domain operations were approximately $1.4 million and $28.1 million, respectively. Both sales include contingent earn-out consideration payments that depend upon the achievement of certain thresholds and will be recognized as income when received.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

•	Marchex Call Marketplace. Through the Marchex Call Marketplace, we deliver a variety of call advertising products and services to national advertisers, advertising agencies and small advertiser reseller partners. The Marchex Call Marketplace is a mobile advertising solution focused on delivering customers on a pay-for-call or cost-per-action basis. We offer exclusive and preferred ad placements across numerous mobile and online media sources to drive advertiser qualified calls to their businesses. It leverages our Marchex Call Analytics platform to secure call tracking numbers and to provide qualified calls to advertisers by blocking spam and other telemarketing calls while working to optimize the return on investment for advertisers’ marketing investment.

•	Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our Local Leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. We recently extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP from July 1, 2015 through June 30, 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 30% and 31% of our total revenues in the three and six months ended June 30, 2015, respectively. We also have a separate distribution partner agreement with YP.

In addition to our Call-Driven operations, our Archeo division provides performance-based online advertising that connects advertisers with consumers across our owned websites as well as third party websites. Our portfolio of websites contains locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. We monetize this portfolio generally via pay-per-click and banner advertising. Historically, we also made domains from our portfolio of over 200,000 websites available for sale to third parties. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to this disposition are shown as discontinued operations in the condensed consolidated statements of operations for all periods presented.

We generate revenue from two business segments. Call-Driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our Call Analytics technology. Call-Driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution. Call-Driven revenue accounted for more than 90% of total revenue for the three months ended June 30, 2014 and June 30, 2015. We operate primarily in domestic markets. For details on revenue by segment and geographical area for the three and six months ended June 30, 2014 and 2015, see Note 6. Segment Reporting and Geographic Information of the notes to our condensed consolidated financial statements.

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

In July 2013, we sold certain assets related to our pay-per-click advertising services and, in April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to these dispositions have been classified and presented as discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented (see Note 14. Discontinued Operations).

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and six months ended June 30, 2014 and 2015.

Revenue

We currently generate revenue through our call advertising services, pay-per-click advertising, local leads platform, which includes our call and click services, and our proprietary website traffic.

Our performance-based advertising services include call advertising, pay-per-click services, and cost-per-action services. These primary sources amounted to more than 80% of our revenues in all periods presented. Our other sources of revenue include the local leads platform, which enables partner resellers to sell call advertising and/or search marketing products and campaign management services. These secondary sources amounted to less than 20% of our revenues in all periods presented. We have no barter transactions.

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

Historically, we have generated revenue from domain name sales. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to this disposition are shown as discontinued operations in the condensed consolidated statements of operations for all periods presented.

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

Product development costs are expensed as incurred or capitalized into property and equipment whereby costs incurred in the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and that certain costs incurred in the application development stage of a project are capitalized.

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

At June 30, 2015, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $35.1 million will be realized and accordingly, we have recorded a 100% valuation allowance against these deferred tax assets. During the six months end June 30, 2015, our deferred tax assets and valuation allowance decreased $9.7 million primarily due to the April 2015 sale of certain assets related to Archeo’s domain operations, including the bulk of our domain portfolio. We initially increased the valuation allowance to 100% during the third quarter of 2014. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2012, 2013, and 2014 of $3.5 million, $7.6 million, and $10.5 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with us resulting in lower projected revenue and profitability. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

At June 30, 2015, based upon both positive and negative evidence available, we determined it is not more likely than not that deferred tax assets of $6.1 million, primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions, will be realizable and, accordingly, maintained a 100% valuation allowance against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that all or part of the deferred tax assets will be realized, a tax benefit will be recorded accordingly in the period such determination is made.

As of June 30, 2015, we have certain federal NOLs of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that these NOL carryforwards are limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

As of June 30, 2015, we have federal NOL carryforwards, excluding those acquired, of $21.9 million, which begin to expire in 2032. In connection with the 2011 Jingle acquisition, we acquired and recorded federal NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011. These acquired NOL carryforwards will begin to expire in 2026. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code (“Code”), the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2015	2014	2015
Revenue	100%	100%	100%	100%

Expenses:
Service costs	66%	55%	67%	56%
Sales and marketing	6%	11%	6%	12%
Product development	16%	22%	16%	23%
General and administrative	11%	14%	11%	13%
Amortization of intangible assets from acquisitions	1%	0%	0%	0%
Acquisition and disposition related costs	0%	0%	0%	0%

Total operating expenses	100%	102%	100%	104%

Income (loss) from operations	0%	(2%)	0%	(4%)
Other expense	0%	0%	0%	0%

Income (loss) from continuing operations before provision for income taxes	0%	(2%)	0%	(4%)
Income tax expense (benefit)	0%	0%	0%	(0%)

Net loss from continuing operations	0%	(2%)	0%	(4%)
Discontinued operations, net of tax	2%	38%	2%	63%

Net income	2%	36%	2%	59%
Dividends paid to participating securities	0%	0%	0%	0%

Net income applicable to common stockholders	2%	36%	2%	59%

Segment Operating Results

We have organized our operations into two segments: (1) the Call-Driven segment which is comprised of our performance-based advertising business focused on driving phone calls; and (2) the Archeo segment which is comprised of our click-based advertising and Internet domain name operations.

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Call-driven
Revenue	$91,349	$69,486	$45,856	$34,458
Operating Expenses	86,041	65,454	42,960	33,058

Segment profit	$5,308	$4,032	$2,896	$1,400

Archeo
Revenue	$3,788	$1,775	$1,186	$888
Operating Expenses	2,634	1,997	937	969

Segment profit (loss)	$1,154	$(222)	$249	$(81)

Reconciliation of segment profit from operations to income (loss) from continuing operations before provision for income taxes:
Total segment profit	$6,462	$3,810	$3,145	$1,319
Less reconciling items:
Stock based compensation	5,993	5,458	3,113	2,667
Amortization of intangible assets from acquisitions	434	—	31	—
Acquisition and disposition related costs	(68)	118	(68)	118
Other expense (income)	24	41	22	16

Income (loss) from continuing operations before provision for income taxes	$79	$(1,807)	$47	$(1,482)

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Reconciliation of segment revenue to consolidated revenue
Call-driven	$91,349	$69,486	$45,856	$34,458
Archeo	3,788	1,775	1,186	888

Total	$95,137	$71,261	$47,042	$35,346

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2015 and the six months ended June 30, 2014 to the six months ended June 30, 2015.

Revenue

Revenue decreased 25% from $47.0 million for the three months ended June 30, 2014 to $35.3 million in the same period in 2015. Revenue decreased 25% from $95.1 million for the six months ended June 30, 2014 to $71.3 million in the same period in 2015. The decreases were due primarily to a decrease in our call-driven revenues.

Our Call-Driven revenues decreased 25% from $45.9 million for the three months ended June 30, 2014 to $34.5 million in the same period in 2015. Our Call-Driven revenues decreased 24% from $91.3 million for the six months ended June 30, 2014 to $69.5 million in the same period in 2015. These decreases were due primarily to our call advertising arrangement with Allstate Insurance Company (“Allstate”), which ceased in September 2014 and contributed $33.4 million of revenue in the six months ended June 30, 2014. This was partially offset by increases in national advertiser budgets in our pay-for-call services.

Our arrangement with Allstate was for call advertising services and accounted for 28% of total revenues for the year ended December 31, 2014 and 35% for the six months ended June 30, 2014. Our primary arrangement with Allstate in 2014 was for pay-for-call services within our Call Marketplace whereby we charge an agreed-upon price for qualified calls or leads from our network. In September 2014, Allstate ceased purchases of the pay-for-call services and reduced their planned pay-for-call advertising spend for the fourth quarter of 2014 to zero. We do not expect Allstate will purchase additional pay-for-call services in the foreseeable future, which is anticipated to have a material adverse effect on our future operating results. Allstate accounted for $48.8 million of total revenues for the year ended December 31, 2014. The related distribution partner payments (a component of service costs) were $43.3 million and revenues less such distribution partner payments were $5.5 million for the year ended December 31, 2014. Substantially all the revenue and distribution partner payments related to the nine months ended September 30, 2014. During the three months ended March 31, 2015, we recognized $462,000 in revenues from Allstate, primarily related to a final performance clause under our arrangement with Allstate.

Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP within our Call Marketplace. We charge an agreed-upon price for qualified calls or leads from our network. We recently extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP from July 1, 2015 through June 30, 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total revenue may decrease. We expect, given the reduction of spend from Allstate, YP will comprise a greater percentage of total revenues in the near term periods than in recent, prior year, historical periods. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. In addition, we expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. YP accounted for 23% and 30% of total revenues for the three months ended June 30, 2014 and 2015, respectively, and 22% and 31% for the six months ended June 30, 2014 and 2015, respectively.

We also have arrangements with advertising agencies, such as Resolution Media, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services.

Resolution Media accounted for less than 10% and approximately 19% of total revenues for the three months ended June 30, 2014 and 2015, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through multiple relationships, accounted for less than 10% for both the three and six months ended June 30, 2014, and 20% and 18% of total revenues for the three and six months ended June 30, 2015, respectively.

Our Archeo revenues decreased 26% from $1.2 million for the three months ended June 30, 2014 to $888,000 in the same period for 2015 and decreased 53% from $3.7 million for the six months ended June 30, 2014 to $1.8 million for the same period in 2015. These decreases were primarily due to lower revenues from cost-per-actions from resellers related to our local search and directory web sites.

In April 2015, we sold certain assets related to the Archeo’s domain operations, including the bulk of our domain portfolio. The operating results of this disposition are shown as discontinued operations in the condensed consolidated statement of operations. Subsequent to this sale, we do not anticipate generating significant revenue from domain sales or pay-per-click listings presented on our web sites.

The following table shows our revenues, by revenue source, for the periods presented (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Partner and Other Revenue Sources	$93,390	$70,792	$46,520	$35,097
Proprietary Web site Traffic Sources	1,747	469	522	249

Total Revenue	$95,137	$71,261	$47,042	$35,346

Our partner network revenues are primarily generated using third party distribution networks to deliver pay-for-call, pay-for-click and cost-per-action advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or websites, other targeted web and mobile-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third party website in our distribution network to an advertiser and completes the specified action. Other revenues include our call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms. The partner and other revenues decreased 25% from $46.5 million for the quarter ended June 30, 2014 to $35.1 million for the same period in 2015. The partner and other revenues decreased 24% from $93.4 million for the six months ended June 30, 2014 to $70.8 million for the same period in 2015. The decreases were primarily due to a decrease in our pay-for-call revenues, primarily related to our arrangement with Allstate which was partially offset by increases in other national advertiser budgets, and decreases in our presence management revenues due to fewer advertisers utilizing our services.

Our proprietary website traffic revenues are generated from our portfolio of owned websites which are monetized with pay-for-call or pay-per-click listings that are relevant to the websites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our websites and calls or clicks on a particular listing or completes the specified action, we receive a fee. Our proprietary website traffic revenues decreased approximately 52% from $522,000 for the three months ended June 30, 2014 to $249,000 in the same period in 2015 and approximately 73% from $1.7 million for the six months ended June 30, 2014 to $469,000 for the same period in 2015. These decreases were due to decreases in revenues for cost-per-actions due to lower budgets from resellers related to our local search and directory web sites.

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

Expenses

Expenses were as follows (in thousands):

	Six months ended June 30,				Three months ended June 30,
	2014	% of revenue	2015	% of revenue	2014	% of revenue	2015	% of revenue
Service costs	$62,957	66%	$39,163	55%	$31,455	67%	$19,797	56%
Sales and marketing	5,946	6%	7,703	11%	2,711	6%	4,245	12%
Product development	15,018	16%	15,839	22%	7,458	16%	8,147	23%
General and administrative	10,747	11%	10,204	14%	5,386	11%	4,505	13%
Amortization of intangible assets from acquisitions	434	1%	—	0%	31	0%	—	0%
Acquisition and disposition related costs	(68)	0%	118	0%	(68)	0%	118	0%

	$95,034	100%	$73,027	102%	$46,973	100%	$36,812	104%

Stock-based compensation has been included in the same lines as compensation paid to the same employees in the condensed consolidated statements of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Service costs	$640	$772	$360	$552
Sales and marketing	434	554	231	309
Product development	1,350	1,223	691	644
General and administrative	3,569	2,909	1,831	1,162

Total stock-based compensation	$5,993	$5,458	$3,113	$2,667

See Note 3. Stock-based Compensation Plans of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 37% from $31.5 million in the three months ended June 30, 2014 to $19.8 million in the same period in 2015. The decrease was primarily attributable to a decrease in distribution partner payments and personnel costs totaling $12.1 million, offset partially by increases in communication and network costs and stock-based compensation totaling $433,000.

Service costs represented 67% of revenue in the three months ended June 30, 2014 as compared to 56% in 2015. The 2015 decrease as a percentage of revenue in service costs was primarily a result of a decrease in distribution partner payments and revenues from our local leads platform comprising a higher proportion of revenue compared to the 2014 period. Proprietary website traffic and local leads platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

Service costs decreased 38% from $62.9 million in the six months ended June 30, 2014 to $39.2 million in the same period in 2015. Service costs represented 66% of revenue in the six months ended June 30, 2014 as compared to 55% in 2015. The decrease was primarily due to a decrease in distribution partner payments and personnel costs totaling $24.1 million, offset partially by increase in communication and network costs and stock-based compensation totaling $387,000.

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

Sales and Marketing. Sales and marketing expenses increased 56% from $2.7 million for the three months ended June 30, 2014 to $4.2 million in the same period in 2015. As a percentage of revenue, sales and marketing expenses were 6% and 12% for the three months ended June 30, 2014 and 2015, respectively. The increase in dollars was primarily attributable to an increase in personnel costs, stock-based compensation, outside marketing activities and fees paid to outside service providers totaling $1.5 million. The increase as a percentage of revenue was primarily due to lower revenues.

Sales and marketing expenses increased 31% from $5.9 million for the six months ended June 30, 2014 to $7.7 million in the same period in 2014. As a percentage of revenue, sales and marketing expenses were 6% and 11% for the six months ended June 30, 2014 and 2015, respectively. The increase in dollars was primarily attributable to an increase in personnel costs, stock-based compensation, outside marketing activities and fees paid to outside service providers totaling $1.7 million.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively stable to modestly lower in absolute dollars. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses increased 8% from $7.5 million for the three months ended June 30, 2014 to $8.1 million in the same period in 2015. The net increase in dollars was primarily due to an increase in personnel costs, travel costs and fees paid to outside service providers totaling $607,000. As a percentage of revenue, product development expenses were 16% and 23% for the three months ended June 30, 2014 and 2015, respectively. The increase as a percentage of revenue was primarily due to lower revenues.

Product development expenses increased 5% from $15.0 million for the six months ended June 30, 2014 to $15.8 million in the same period in 2015. As a percentage of revenue, product development expenses were 16% and 22% for the six months ended June 30, 2014 and 2015, respectively. The net increase in dollars was primarily due to an increase in personnel costs, and travel costs and fees paid to outside service providers totaling $800,000.

In the near term, we expect product development expenditures to be relatively stable in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

General and Administrative. General and administrative expenses decreased 17% from $5.4 million in the three months ended June 30, 2014 to $4.5 million in the same period in 2015. The decrease was primarily due a decrease in personnel costs, fees paid to outside service providers and stock-based compensation totaling $1.0 million. As a percentage of revenue, general and administrative expenses were 11% and 13% for the three months ended June 30, 2014 and 2015, respectively. The increase as a percentage of revenue was primarily due to lower revenues.

General and administrative expenses decreased 5% from $10.7 million in the six months ended June 30, 2014 to $10.2 million in the same period in 2015. As a percentage of revenue, general and administrative expenses were 11% and 14% for the six months ended June 30, 2014 and 2015, respectively. The decrease was primarily due to a decrease in personnel costs and stock-based compensation totaling $870,000.

We expect our general and administrative expenses to be relatively stable in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations, including internationally, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Segment Profit. Call-Driven segment profit decreased 51% from $2.9 million for the three months ended June 30, 2014 to $1.4 million in the same period in 2015. Call-Driven segment profit decreased 24% from $5.3 million for the six months ended June 30, 2014 to $4.0 million in the same period in 2015. The decrease in profit was due primarily to a decrease in call-driven revenues.

Archeo segment profit was $249,000 for the three months ended June 30, 2014 compared to ($81,000) in the same period in 2015. Archeo segment profit was $1.2 million for the six months ended June 30, 2014 compared to ($222,000) in the same period in 2015. The decrease in profit was due primarily to a decrease in revenue in cost per actions related to our local search and directory web sites.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $31,000 and $434,000 for the three and six months ended June 30, 2014, respectively, and $0 in the same periods in 2015. There was no intangible amortization expense in 2015 as the intangible assets related to the April 2011 Jingle acquisition were fully amortized during 2014.

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

As of June 30, 2015, our goodwill balances were $63.3 million and $0 in our Call-Driven and Archeo reporting units, respectively. During the three months ended June 30, 2015, Archeo goodwill decreased from $2.4 million to $0 due to the sale of certain assets related to Archeo’s domain operations. The assets sold constitute a business within the Archeo reporting unit. Goodwill was allocated to the sold business based on its relative fair value compared to the remainder of the Archeo reporting unit. In the third quarter of 2014, we performed impairment testing in light of macroeconomic and competitive environments, customer changes, lower projected revenue and profitability and a significant decrease in the Company’s market capitalization. We also performed a review of our intangible assets. The estimated fair values of our reporting units were based on estimates of future operating results, discounted cash flows and other market-based factors. As a result of this testing, we concluded that there was no impairment of goodwill and intangible assets. We performed our annual impairment testing as of November 30, 2014 and determined that there was no impairment of goodwill and intangible assets. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of our common stock and market capitalization. If our stock price were to trade below the book value per share for an extended period of time and/or we experience changes in our business, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of goodwill.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the first half of 2015, the Company’s stock price approached the then book value. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2015.

Income Taxes. Income tax expense from continuing operations was $149,000 and $260,000 for the three and six months ended June 30, 2014, respectively, compared to an income tax benefit of $185,000 and $180,000 in the same period in 2015. In the three and six months ended June 30, 2014, the effective tax rate was over 300% for both periods due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method and other non-deductible amounts.

In the three and six months ended June 30, 2015, the effective tax rates of (12%) and (9%), respectively, differed from the expected effective tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to stock options recorded under the fair-value method and a tax benefit allocated to continuing operations due to income from discontinued operations, which recognized a corresponding tax expense.

Discontinued Operations, net of tax. In July 2013, we sold certain assets related to Archeo’s pay-per-click advertising services and in April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. These disposals meet the requirements of Accounting Standards Codification 205-20, Discontinued Operations, for presentation as discontinued operations. As a result, the operating results related to these dispositions are shown as discontinued operations, net of tax. We received cash consideration at closing of $28.1 million and the sale includes contingent earn-out payments that depend on the achievement of certain sales thresholds. As a result of the sale, the Company recognized a gain on sale of discontinued operations, net of tax of $22.0 million during the six months ended June 30, 2015. Income (loss) from discontinued operations, net of tax was $1.1 million and $2.0 million for the three and six months ended June 30, 2014, respectively, and $5.0 million and ($92,000) for the same respective periods in 2015. See Note 14. Discontinued Operations for further discussion.

Net Income. Net income increased from $980,000 in the three months ended June 30, 2014 to $20.9 million in the same period in 2015. Net income was $1.8 million in the six months ended June 30, 2014 compared to net income of $25.5 million in the same period in 2015. The increase was primarily related to the gain that resulted from the sale of Archeo’s domain operations in April 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $104.4 million and we had current and long term contractual obligations of $10.8 million, of which $6.4 million is for rent under our facility leases.

Cash provided by operating activities for the six months ended June 30, 2015 of approximately $4.4 million consisted primarily of net income of $25.5 million, adjusted for the gain on sale of discontinued operations of $22.2 million, non-cash items of $7.5 million, including depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, and approximately $6.3 million used in working capital and other activities.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenues for the three and six months ended June 30, 2014 and 2015. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary website traffic revenues.

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

We have payment arrangements with reseller partners, particularly related to our proprietary website traffic sources or our local leads and call analytics services, such as YP, SuperMedia Inc., hibu, The Cobalt Group, and Yellow Media Inc., whereby we receive payment between 30 and 60 days following the delivery of services. We also have a payment arrangement with Resolution Media, an advertising agency, related to our Call Marketplace and Call Analytics services, whereby we receive payment when the agency’s advertiser pays the agency, which is between 60 and 90 days following the delivery of services and in some instances may be longer.

For the six months ended and as of June 30, 2015 amounts from these partners and agency totaled 63% of revenue and $23 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agency. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media, accounted for 19% of total revenues and 31% of accounts receivable for the six months ended and as of June 30, 2015.

We recently amended our arrangements with YP, extending them through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP from July 1, 2015 through June 30, 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in December 2016, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. Net accounts receivable balances outstanding at June 30, 2015 from YP totaled $10.1 million.

In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. We received cash consideration at closing of $28.1 million and the sale includes contingent earn-out consideration payments that depend on the achievement of certain sales thresholds. These assets contributed approximately $7.1 million of revenue and $5.0 million in operating income from January 1, 2015 through the disposal date in April 2015. Subsequent to this sale, we do not anticipate generating significant revenue from domain sales, which will have an adverse impact on cash flows from operations in future periods.

Cash provided by investing activities for the six months ended June 30, 2015 of approximately $22.8 million was primarily attributable to cash from the sale of the bulk of Archeo’s domain operations, net of transaction costs, of $25.8 million. The Archeo domain operations were accounted for as discontinued operations. These amounts were partially offset by purchases for property and equipment of $2.9 million and purchases of intangible and other noncurrent assets of $39,000.

Cash used in financing activities for the six months ended June 30, 2015 of approximately $2.9 million was primarily attributable to the payment of common stock dividends and repurchases of Class B common stock.

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

The following table summarizes our contractual obligations as of June 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$6,395	$1,132	$4,686	$577
Other contractual obligations	4,385	1,889	2,495	1

Total contractual obligations (1),(2)	$10,780	$3,021	$7,181	$578

(1)	In February 2005 we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $717,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. The Credit Agreement, as amended, matures on April 1, 2017. During the six months ended June 30, 2014 and 2015, we had no borrowings under the Credit Agreement.

In April 2015, in connection with our sale of the bulk of our domain portfolio, we signed an amendment to the Credit Agreement which clarified the LIBOR rate as determined under the Credit Agreement cannot be below zero percent (0%) and added a financial covenant limiting outstanding balances under the Credit Agreement not to exceed a collateral value as defined in the Credit Agreement.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2015, approximately 304,000 shares of Class B common stock were repurchased.

In 2015, quarterly dividends of $0.02 per share were paid on February 17 and May 18 to the holders of record as of the close of business on February 11 and May 7, respectively. The aggregate quarterly dividends paid in February and May were $840,000 and $845,000. We do not anticipate declaring or paying dividends subsequent to the May 2015 dividend in the foreseeable future.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the first half of 2015, the Company’s stock price approached the then book value. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2015.

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

At June 30, 2015, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $35.1 million will be realized and accordingly, we have recorded a 100% valuation allowance against these deferred tax assets. During the six months ended June 30, 2015, our deferred tax assets and valuation allowance decreased $9.7 million primarily due to the April 2015 sale of certain assets related to Archeo’s domain operations, including the bulk of our domain portfolio. We initially increased the valuation allowance to 100% during the third quarter of 2014. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. The Company incurred taxable losses in 2012, 2013, and 2014 of $3.5 million, $7.6 million, and $10.5 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with us resulting in lower projected revenue and profitability. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

At June 30, 2015, based upon both positive and negative evidence available, we determined it is not more likely than not that deferred tax assets of $6.1 million primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions, will be realizable, and accordingly, maintained a 100% valuation allowance against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. Should we determine in the future that all or part of the deferred tax assets will be realized, a tax benefit will be recorded accordingly in the period such determination is made.

As of June 30, 2015, we have federal NOL carryforwards, excluding those acquired, of $21.9 million, which begin to expire in 2032. In connection with the 2011 Jingle acquisition, we acquired and recorded federal NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011. These acquired NOL carryforwards will begin to expire in 2026. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code (“Code”), the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets.

As of June 30, 2015, we have certain federal NOLs of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that these NOL carryforwards are limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Recent Accounting Pronouncement Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. On July 9, 2015, the FASB voted to approve a one year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently in the process of evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2014 Annual Report on Form 10-K. They have been updated to include information as of August 10, 2015.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $164.8 million as of June 30, 2015. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 10% of total revenues for the six months ended June 30, 2015. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for June 2015, Yahoo! and Microsoft accounted for 12.7% and 20.3%, respectively, of the core search market in the United States and Google accounted for 64.0%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call arrangement with YP. We recently extended these arrangements through December 31, 2016. The primary local leads platform arrangements includes certain minimum fee commitments by YP from July 1, 2015 through June 30, 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 31% of our total revenues for the six months ended June 30, 2015. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and, if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 19% of total revenues for the six months ended June 30, 2015.

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

We received approximately 66% and 63% of our revenue from our five largest customers for the year ended December 31, 2014 and the six months ended June 30, 2015, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 66% and 63% of our total revenues for the year ended December 31, 2014 and the six months ended June 30, 2015, respectively. In 2015, YP and Resolution Media were our largest customers and were responsible for 31% and 19% of our total revenues, respectively, for the six months ended June 30, 2015.

Through our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. We recently extended these arrangements through December 31, 2016. The primary local leads platform arrangements includes certain minimum fee commitments by YP from July 1, 2015 through June 30, 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and, if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

Our primary arrangement with Resolution Media, who acts as an agent on advertisers’ behalf, is for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm, represented the majority of the revenue generated by Resolution Media for the six months ended June 30, 2015. State Farm, who utilizes our services through multiple relationships, accounted for 19% of total revenues for the six months ended June 30, 2015.

In September 2014, Allstate ceased purchases of the pay-for-call services and we do not expect Allstate will purchase additional pay-for-call services in the foreseeable future. Allstate was responsible for 28% of our total revenues for the year ended December 31, 2014.

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

Our success depends, in large part, on the maintenance and growth of a critical mass of advertisers and distribution partners and a continued interest in our pay-for-call, performance-based advertising, call analytics and search marketing services. Advertisers will generally seek the most competitive return on investment from advertising and marketing services. Distribution partners will also seek the most favorable payment terms available in the market. Advertisers and distribution partners may change providers or the volume of business with a provider, unless the product and terms are competitive. In this environment, we must compete to acquire and maintain our network of advertisers and distribution partners. If our business is unable to maintain and grow our base of advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Our business also depends in part on certain of our large reseller partners and agencies to grow their base of advertisers as these advertisers become increasingly important to our business and our ability to attract additional distribution partners and opportunities. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertisers and reseller partners and agencies may reduce or terminate this portion of their business with us. Any decline in the number of advertisers and distribution partners could adversely affect the value of our services.

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

We are dependent upon the quality of mobile, online, offline and other traffic sources in our network to provide value to our advertisers and the advertisers of our reseller partners and agencies, and any failure in our quality control could have a material adverse effect on the value of our services to our advertisers and adversely affect our revenues.

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

One potential area of growth for us is in international markets. We have initiated operations, through our subsidiaries, in other countries. Currently, we have operations in Canada, Ireland and the United Kingdom and digital services in Australia and New Zealand. We are exploring customer opportunities internationally. Our international expansion and the integration of international operations present unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. We may also have to offer our products and services in a modified format which may not be as compelling to certain customers. Our continued international expansion also subjects us to increased foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. There are risks inherent in conducting business in international markets, including:

•	the need to localize our products and services to foreign customers’ preferences and customs;

•	difficulties in managing operations due to language barriers, distance, staffing and cultural differences;

•	application of foreign laws and regulations to us, in particular data and privacy regulations in Europe and other international jurisdictions, which may impose significantly more liability and product limitations on service providers in our industry;

•	compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	tariffs and other trade barriers;

•	fluctuations in currency exchange rates;

•	establishing management systems and infrastructures;

•	reduced protection for intellectual property rights in some countries;

•	changes in foreign political and economic conditions;

•	compliance with the laws of numerous taxing jurisdictions, both foreign and domestic;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	the complexity and potentially adverse tax consequences of U.S. tax laws as they relate to our international operations;

•	increased costs to establish and maintain effective controls at foreign locations; and

•	overall higher costs of doing business internationally.

Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations and financial condition.

The loss of our senior management, including our executive founders, could harm our current and future operations and prospects.

We are heavily dependent upon the continued services of executive founders, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. Further, as of June 30, 2015, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, together controlled 79% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive founders, for any reason, or any conflict among our executive founders, could harm our current and future operations and prospects.

We may have difficulty retaining current personnel as well as attracting and retaining additional qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

Our performance is largely dependent upon the talents and efforts of highly skilled individuals. In order to fully implement our business plan, we will need to retain our current qualified personnel, as well as attract and retain additional qualified personnel. Thus, our success will, in significant part, depend upon our retention of current personnel as well as the efforts of personnel not yet identified and upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We are also dependent on managerial and technical personnel to the extent they may have knowledge or information about our businesses and technical systems that may not be known by our other personnel. There can be no assurance that we will be able to attract and retain necessary personnel. The failure to hire and retain such personnel could adversely affect the implementation of our business plan.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the first half of 2015, our stock price approached the then book value per share. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if the stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. We increased the valuation allowance by $22.3 million to record a full valuation allowance against our deferred tax assets as of September 30, 2014 resulting in a corresponding income tax expense of $22.3 million for the third quarter of 2014. As of June 30, 2015, our deferred tax assets were $35.1 million and we have provided a full valuation allowance of $35.1 million as we believe it is not more likely than not that these assets will be realized.

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

Certain of our acquisitions involved the acquisition of previously-owned Internet domain names. Furthermore, we have separately acquired and may acquire in the future additional previously-owned Internet domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the purchasing process. As a result we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired Internet domain names under the Uniform Domain Name Dispute Resolution Policy administered by ICANN or actions under the U.S. Anti-Cybersquatting Consumer Protection Act. Additionally, we display pay-for-call or pay-per-click listings on third party domain names and third party websites that are part of our distribution network, which also could subject us to a wide variety of civil claims including intellectual property ownership and infringement.

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

In November 2012, we announced our intention to pursue the spin-off of our Archeo assets and, in September 2013, following a strategic review, we announced the suspension of the planned spin-off of the Archeo assets in its previously announced form. At such time, we announced our intention to explore various strategic alternatives for the Archeo assets. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. We received cash consideration at closing of $28.1 million and the sale includes contingent earn-out consideration payments that depend on the achievement of certain sales thresholds. Archeo continues to operate as an independent division of the Company. We are pursuing other strategic alternatives for the remaining Archeo assets going forward but we cannot predict whether those efforts will be successful.

Risks Relating to Our Business and Our Industry

If we are unable to compete in the highly competitive performance-based advertising and search marketing industries, we may experience reduced demand for our products and services.

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in the following areas:

•	sales to advertisers of pay-for-call services;

•	delivery of pay-for-call advertising to end users or customers of advertisers through mobile and online destination websites or other offline distribution outlets;

•	sales to advertisers of call tracking and call analytics;

•	services and outsourcing of technologies that allow advertisers to manage their advertising campaigns across multiple networks and track the success of these campaigns;

•	aggregation or optimization of online advertising for distribution through mobile and online search engines and applications, product shopping engines, directories, websites or other offline outlets;

•	provision of local and vertical websites containing information and user feedback designed to attract users and help consumers make better, more informed local decisions, while providing targeted advertising inventory for advertisers;

•	delivery of online advertising to end users or customers of advertisers through mobile and online destination websites or other offline distribution outlets; and

•	local search sales training.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have had issued or have applications pending for the following patents:

•	U.S. Patent Number 7,668,950 entitled “Automatically Updating Performance-Based Online Advertising System and Method” was issued February 23, 2010.

•	U.S. Patent Number 8,442,862 entitled “Method and System for Tracking Telephone Calls” was issued on May 14, 2013 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011. The following divisional applications of Patent Application Number 13/294,436 were also filed: 14/045,536 titled “Method and System for Phone Number Cleaning” was filed

•	November 3, 2013; 14/058,037 titled “Method and System for Collecting Data from Advertising Campaigns Including Phone Number Placement Techniques” was filed November 18, 2013; 14/058,080 titled “Method and System for Monitoring Campaign Referral Sources” was filed November 18, 2013, and 14/065,345 titled “Method and System for Tracking Telephone Calls” was filed November 28, 2013.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Number 8,583,571 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was issued November 12, 2013.

•	U.S. Patent Number 8,433,048 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

•	U.S. Patent Number 8,259,915 entitled “System and Method to Analyze Calls to Advertised Telephone Numbers” was issued September 4, 2012 and its continuation Patent Number 8,788,344 was issued July 22, 2014.

•	U.S. Patent Application Number 13/176,709 entitled “Method and System for Automatically Generating Advertising Creatives” was filed July 5, 2011.

•	U.S. Patent Number 8,630,393 entitled “Systems and Methods for Blocking Telephone Calls” was issued January 14, 2014.

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•	U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011.

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Application Number 13/677,248 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was filed November 14, 2012.

•	U.S. Patent Number 8,634,520 entitled “Call Tracking System Utilizing an Automated Filtering Function” was issued January 21, 2014.

•	U.S. Patent Number 8,671,020 entitled “Call Tracking System Utilizing a Pooling Algorithm” was issued March 11, 2014.

•	U.S. Patent Number 8,687,782 entitled “Call Tracking System Utilizing a Sampling Algorithm” was issued April 1, 2014.

•	U.S. Patent Application Number 13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting was filed April 18, 2013, claiming priority to U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013.

•	U.S. Patent Application Number 13/842,769 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was filed March 15, 2013.

•	U.S. Patent Application Number 14/045,118 entitled “System and Method for Analyzing and Classifying Calls Without Transcription via Keyword Spotting” was filed October 3, 2013.

•	U.S. Patent Application Number 14,550,089 entitled “Identifying Call Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014.

•	U.S. Patent Application Number 14,550,203 entitled “Analyzing Voice Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through June 30, 2015. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of June 30, 2015, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 79% of the combined voting power of all outstanding shares of our capital stock. These executive founders together control 79% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We have initiated and paid a quarterly dividend on our Class B common stock from November 2006 through May 2015. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition. We currently do not anticipate declaring or paying dividends in the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2015, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
April 1, 2015 – April 30, 2015	47,106	$4.27	47,106	2,059,401
May 1, 2015 – May 31, 2015 (2)	24,503	2.17	12,003	2,047,398
June 1, 2015 – June 30, 2015 (2),(3)	37,577	4.66	20,323	2,027,075

Total Class B Common Shares	109,186	$3.93	79,432	2,027,075

(1)	In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to three million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.
(2)	Includes shares of restricted equity subject to vesting which were issued to certain employees. We repurchased 12,500 and 2,500 shares which were not already vested for $0.01 per share upon termination of employment for the months ended May 31 and June 30, 2015, respectively.
(3)	Includes 14,754 shares of Class B common stock for the period June 30, 2015, which were repurchased to satisfy certain employees’ minimum tax withholding obligations in connection with the vesting of restricted stock awards and were based on the fair market value on the vesting date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits:

†(+)10.46	Third Amendment to the Credit Agreement and Consent made and entered into as of April 21, 2015, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent.

†(+)10.47	Amendment No. 3 to Master Services and License Agreement, effective June 25, 2015, by and between Marchex Sales LLC, a Delaware limited liability company and successor in interest to Marchex Sales, Inc. and YellowPages.com LLC, a Delaware limited liability company (formally d/b/a AT&T Interactive or ATTi).

†(+)10.48	Amendment No. 2 to Pay-For-Call Distribution Agreement, effective June 25, 2015, by and between Marchex Sales LLC, a Delaware limited liability company and successor in interest to Marchex Sales, Inc. and YellowPages.com LLC, a Delaware limited liability company (formally d/b/a AT&T Interactive or ATTi).

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.

(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

August 10, 2015