Form 10-Q
period 2015-09-30
MARCHEX INC
filed 2015-11-06
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 3, 2015
Class A common stock, par value $.01 per share	5,232,636
Class B common stock, par value $.01 per share	36,832,385

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2014	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$80,032	$108,936
Accounts receivable, net	25,941	25,862
Prepaid expenses and other current assets	3,143	1,996
Refundable taxes	131	135

Total current assets	109,247	136,929
Property and equipment, net	5,430	6,238
Intangible and other assets, net	313	233
Goodwill	65,679	63,305

Total assets	$180,669	$206,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,766	$12,105
Accrued expenses and other current liabilities	7,515	7,743
Deferred revenue	2,117	1,328

Total current liabilities	23,398	21,176
Other non-current liabilities	1,118	779

Total liabilities	24,516	21,955
Stockholders’ equity:
Class A common stock	55	55
Class B common stock	373	369
Treasury stock	(2,503)	(91)
Additional paid-in capital	348,467	349,194
Accumulated deficit	(190,239)	(164,777)

Total stockholders’ equity	156,153	184,750

Total liabilities and stockholders’ equity	$180,669	$206,705

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2015	2014	2015
Revenue	$142,374	$108,113	$47,238	$36,852

Expenses:
Service costs (1)	94,226	59,166	31,270	20,003
Sales and marketing	8,759	11,969	2,814	4,266
Product development	22,599	23,608	7,581	7,769
General and administrative	16,127	14,925	5,380	4,721
Amortization of intangible assets from acquisitions (2)	434	—	—	—
Acquisition and disposition related costs	(68)	199	—	81

Total operating expenses	142,077	109,867	47,045	36,840

Income (loss) from operations	297	(1,754)	193	12
Other income (expense):
Interest and line of credit expense, net	(56)	(48)	(19)	(11)
Other	13	(4)	—	(1)

Total other expense	(43)	(52)	(19)	(12)

Income (loss) from continuing operations before provision for income taxes	254	(1,806)	174	—
Income tax expense	22,901	11	22,642	191

Net loss from continuing operations	(22,647)	(1,817)	(22,468)	(191)
Discontinued operations:
Income from discontinued operations, net of tax	2,708	5,084	694	37
Gain on sale of discontinued operations, net of tax	278	22,195	278	163

Discontinued operations, net of tax	2,986	27,279	972	200

Net income (loss)	(19,661)	25,462	(21,496)	9
Dividends paid to participating securities	(98)	(37)	(29)	—

Net income (loss) applicable to common stockholders	$(19,759)	$25,425	$(21,525)	$9

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders:
Continuing operations	$(0.57)	$(0.04)	$(0.55)	$(0.00)
Discontinued operations, net of tax	0.07	0.66	0.03	0.00

Basic and diluted net income (loss) per share applicable to Class A and Class B common stockholders	$(0.50)	$0.62	$(0.52)	$0.00
Dividends paid per share	$0.06	$0.04	$0.02	$—
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	6,062	5,233	5,233	5,233
Class B	33,546	35,980	36,041	36,120
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	6,062	5,233	5,233	5,233
Class B	39,608	41,213	41,274	41,353

(1) Excludes amortization of intangible assets from acquisitions
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$434	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:
Net income (loss)	$(19,661)	$25,462
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	3,195	2,735
Acquisition and disposition related costs	(68)	—
Allowance for doubtful accounts and advertiser credits	949	678
Gain on sale of discontinued operations	(422)	(22,195)
Stock-based compensation	9,024	7,809
Deferred income taxes	24,390	—
Change in certain assets and liabilities:
Accounts receivable, net	(4,475)	(599)
Refundable taxes	5	(4)
Prepaid expenses, other current assets and other assets	(26)	484
Accounts payable	4,628	(1,472)
Accrued expenses and other current liabilities	646	230
Deferred revenue	204	(789)
Other non-current liabilities	(272)	(339)

Net cash provided by operating activities	18,117	12,000
Cash flows from investing activities:
Proceeds from sale of discontinued operations, net of costs	304	25,249
Purchases of property and equipment	(2,297)	(3,623)
Purchases of intangible assets and changes in other non-current assets	(185)	(46)

Net cash provided by (used in) investing activities	(2,178)	21,580
Cash flows from financing activities:
Proceeds from offering, net	32,527	—
Tax withholding related to restricted stock awards	(467)	(74)
Common stock dividend payments	(2,474)	(1,685)
Repurchase of Class B common stock	—	(3,201)
Proceeds from exercises of stock options and issuance of restricted stock to employees, net of repurchases of forfeited unvested restricted stock	4,166	204
Proceeds from employee stock purchase plan	49	80

Net cash provided by (used in) financing activities	33,801	(4,676)

Net increase in cash and cash equivalents	49,740	28,904
Cash and cash equivalents at beginning of period	30,912	80,032

Cash and cash equivalents at end of period	$80,652	$108,936

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile advertising analytics company that helps connect online behavior to real-world, offline actions. The Company provides products and services for businesses of all sizes that focus on consumer phone calls to drive sales. The Company’s technology can facilitate call quality, analyze phone calls in real time and measure the outcomes of calls while its technology platform delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect consumers with businesses over the phone. The Company also provides performance-based online advertising that connects advertisers with consumers across our owned websites as well as third party websites.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

Recent Accounting Pronouncement(s) Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. On July 9, 2015, the FASB voted to approve a one year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual and interim reporting periods in fiscal years beginning after December 15, 2016.

ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently in the process of evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements.

Revenues

The following table presents the Company’s revenues by segment for the periods presented (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Call-Driven	$137,728	$105,621	$46,379	$36,135
Archeo	4,646	2,492	859	717

Total Revenue	$142,374	$108,113	$47,238	$36,852

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

The following table presents the Company’s revenues, by revenue source, for the periods presented (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Partner and Other Revenue Sources	$140,304	$107,470	$46,914	$36,678
Proprietary Website Traffic Sources	2,070	643	324	174

Total Revenue	$142,374	$108,113	$47,238	$36,852

The Company’s partner network revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-for-click advertisers’ listings. The distribution network includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or websites, other targeted web and mobile-based content, mobile carriers and other offline sources. The Company generates revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. The Company also generates revenue from cost-per-action services, which occurs when a user makes a phone call from the Company’s advertiser’s listing or is redirected from one of the Company’s websites or a third party website in the Company’s distribution network to an advertiser website and completes the specified action. The Company pays a revenue share to the distribution partners to access their mobile, online, offline and other user traffic. Other revenues include call provisioning and call tracking services, presence management services, campaign management services and outsourced search marketing platforms.

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

(3) Stock-based Compensation Plans

Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the condensed consolidated statement of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Service costs	$1,010	$1,046	$371	$273
Sales and marketing	659	893	224	339
Product development	2,017	1,843	666	620
General and administrative	5,327	4,027	1,759	1,119

Total stock-based compensation	$9,013	$7,809	$3,020	$2,351

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows in the condensed consolidated statement of cash flows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions is not recognized until that deduction reduces taxes payable. For the nine months ended September 30, 2014 and 2015, the Company incurred excess tax deductions of $6.5 million and $323,000, respectively, which were not recorded because the Company is in a cumulative loss carryforward position for income taxes.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended September 30, 2014 and 2015, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Expected life (in years)	4.0	4.0-6.25	4.0	4.0-6.25
Risk-free interest rate	1.26%	1.13%-1.56%	1.45%	1.15%-1.56%
Expected volatility	55%-62%	59%-65%	62%	59%-60%
Expected dividend yield	0.76%	0.00%-0.36%	0.76%	0.00%

Stock option activity during the nine months ended September 30, 2015 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2014	7,797,228	$7.90	6.58	$800
Options granted	1,921,215	4.05
Options forfeited	(233,750)	6.27
Options expired	(277,991)	7.43
Options exercised	(48,654)	3.95

Balance at September 30, 2015	9,158,048	$7.07	6.53	$119

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

Restricted stock awards and restricted stock unit activity during the nine months ended September 30, 2015 is summarized as follows:

	Shares/ Units	Weighted average grant date fair value
Unvested balance at December 31, 2014	2,140,762	$6.55
Granted	1,193,837	4.26
Vested	(727,716)	7.51
Forfeited	(127,707)	5.64

Unvested balance at September 30, 2015	2,479,176	$5.21

In the nine months ended September 30, 2014 and 2015, the Company repurchased 41,287 shares and 14,754 shares, respectively, from certain executives for minimum withholding taxes on 143,650 and 54,600 restricted stock award vests, respectively. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $467,000 and $74,000, respectively, which was remitted in cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

The following table calculates net income (loss) applicable to common stockholders used to compute basic net income per share for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2014		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss from continuing operations	$(3,479)	$(19,168)	$(235)	$(1,582)
Dividends paid to participating securities	—	(98)	—	(37)

Net loss from continuing operations applicable to common stockholders	$(3,479)	$(19,266)	$(235)	$(1,619)
Discontinued operations, net of tax	457	2,529	3,464	23,815

Net income (loss) applicable to common stockholders	$(3,022)	$(16,737)	$3,229	$22,196

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	6,062	33,546	5,233	35,980

Basic net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.57)	$(0.57)	$(0.04)	$(0.04)
Discontinued operations, net of tax	0.07	0.07	0.66	0.66

Basic net income (loss) per share applicable to common stockholders	$(0.50)	$(0.50)	$0.62	$0.62

	Three months ended September 30,
	2014		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss from continuing operations	$(2,852)	$(19,616)	$(24)	$(167)
Dividends paid to participating securities	—	(29)	—	—

Net loss from continuing operations applicable to common stockholders	$(2,852)	$(19,645)	$(24)	$(167)
Discontinued operations, net of tax	123	849	25	175

Net income (loss) applicable to common stockholders	$(2,729)	$(18,796)	$1	$8

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	36,041	5,233	36,120

Basic net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.55)	$(0.55)	$(0.00)	$(0.00)
Discontinued operations, net of tax	0.03	0.03	0.00	0.00

Basic net income (loss) per share applicable to common stockholders	$(0.52)	$(0.52)	$0.00	$0.00

The following table calculates net income to diluted net income applicable to common stockholders used to compute diluted net income per share for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2014		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss from continuing operations	$(3,479)	$(19,168)	$(235)	$(1,582)
Dividends paid to participating securities	—	(98)	—	(37)
Reallocation of net income for Class A shares as a result of conversion of Class A to Class B shares	—	(3,479)	—	(235)

Net loss from continuing operations applicable to common stockholders	$(3,479)	$(22,745)	$(235)	$(1,854)
Discontinued operations, net of tax	457	2,529	3,464	23,815
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	457	—	3,464

Discontinued operations, net of tax	$457	$2,986	$3,464	$27,279

Net income (loss) applicable to common stockholders	$(3,022)	$(19,759)	$3,229	$25,425

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	6,062	33,546	5,233	35,980
Conversion of Class A to Class B common shares outstanding	—	6,062	—	5,233

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	6,062	39,608	5,233	41,213

Diluted net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.57)	$(0.57)	$(0.04)	$(0.04)
Discontinued operations, net of tax	0.07	0.07	0.66	0.66

Diluted net income (loss) per share applicable to common stockholders	$(0.50)	$(0.50)	$0.62	$0.62

	Three months ended September 30,
	2014		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss from continuing operations	$(2,852)	$(19,616)	$(24)	$(167)
Dividends paid to participating securities	—	(29)	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(2,852)	—	(24)

Net loss from continuing operations applicable to common stockholders	$(2,852)	$(22,497)	$(24)	$(191)
Discontinued operations, net of tax	123	849	25	175
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	123	—	25

Discontinued operations, net of tax	$123	$972	$25	$200

Net income (loss) applicable to common stockholders	$(2,729)	$(21,525)	$1	$9

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	36,041	5,233	36,120
Conversion of Class A to Class B common shares outstanding	—	5,233	—	5,233

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	5,233	41,274	5,233	41,353

Diluted net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.55)	$(0.55)	$(0.00)	$(0.00)
Discontinued operations, net of tax	0.03	0.03	0.00	0.00

Diluted net income (loss) per share applicable to common stockholders	$(0.52)	$(0.52)	$0.00	$0.00

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For both the three and nine months ended September 30, 2014 outstanding options to acquire 7,833 shares of Class B common stock. For both the three and nine months ended September 30, 2015, outstanding options to acquire 9,158 shares of outstanding Class B common stock.

•	For the three and nine months ended September 30, 2014 and 2015, 1,503 and 1,052 shares of unvested Class B restricted common shares, respectively.

•	For the three and nine months ended September 30, 2014 and 2015 1,103 and 1,427 restricted stock units, respectively.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution. During the three months ended September 30, 2015, the Company held cash equivalents in a commercial paper sweep account with the same financial institution, which were fully liquidated prior to September 30, 2015.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements or, if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners representing more than 10% of consolidated revenue for the nine months ended September 30, 2015. One distribution partner was paid less than 20% of consolidated revenue for the nine months ended September 30, 2014.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Advertiser A	23%	30%	24%	28%
Advertiser B	*	20%	*	19%
Advertiser C	34%	*	33%	*

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2014	At September 30, 2015
Advertiser A	41%	34%
Advertiser B	16%	18%

*	Less than 10%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. For the three and nine months ended September 30, 2014, no advertising agency represented more than 10% of consolidated revenue, and, as of December 31, 2014, one advertising agency represented 13% of consolidated accounts receivable. For the three and nine months ended September 30, 2015, there was one advertising agency which represented 17% and 19%, respectively, of consolidated revenue and, as of September 30, 2015, represented 15% of the consolidated accounts receivable balance.

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

The Company’s Call-Driven segment comprises its performance-based advertising business focused on driving, analyzing and measuring phone calls and the related outcomes. The Archeo segment comprises the Company’s click-based advertising business. Call-Driven segment expenses include both direct costs incurred by the segment business as well as corporate overhead costs. Archeo segment expenses only include direct costs incurred by the segment. Segment expenses exclude the following: stock-based compensation, amortization of intangible assets from acquisitions, acquisition and disposition related costs, and other income (expense).

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed. The carrying amount of goodwill by operating segment at September 30, 2015 was approximately $63.3 million and $0 for Call-Driven and Archeo, respectively.

Selected segment information (in thousands):

	Nine months ended September 30, 2015
	Call-Driven	Archeo	Total
Revenue	$105,621	$2,492	$108,113
Operating expenses	99,412	2,447	101,859

Segment profit	$6,209	$45	$6,254
Less reconciling items:
Stock based compensation			7,809
Acquisition and disposition related costs			199
Other expense			52

Loss from continuing operations before provision for income taxes			$(1,806)

	Nine months ended September 30, 2014
	Call-Driven	Archeo	Total
Revenue	$137,728	$4,646	$142,374
Operating expenses	129,140	3,558	132,698

Segment profit	$8,588	$1,088	$9,676
Less reconciling items:
Stock based compensation			9,013
Amortization of intangible assets from acquisitions			434
Acquisition and disposition related costs			(68)
Other expense			43

Income from continuing operations before provision for income taxes			$254

	Three months ended September 30, 2015
	Call-Driven	Archeo	Total
Revenue	$36,135	$717	$36,852
Operating expenses	33,958	450	34,408

Segment profit	$2,177	$267	$2,444
Less reconciling items:
Stock based compensation			2,351
Acquisition and disposition related costs			81
Other expense			12

Loss from continuing operations before provision for income taxes			$—

	Three months ended September 30, 2014
	Call-Driven	Archeo	Total
Revenue	$46,379	$859	$47,238
Operating expenses	43,100	925	44,025

Segment profit (loss)	$3,279	$(66)	$3,213
Less reconciling items:
Stock based compensation			3,020
Other expense			19

Income from continuing operations before provision for income taxes			$174

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
United States	97%	97%	97%	97%
Canada	3%	3%	3%	3%
Other countries	*	*	*	*

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2014	At September 30, 2015
Computer and other related equipment	$18,662	$21,190
Purchased and internally developed software	7,836	7,890
Furniture and fixtures	1,416	1,733
Leasehold improvements	1,834	2,081

	$29,748	$32,894
Less: accumulated depreciation and amortization	(24,318)	(26,656)

Property and equipment, net	$5,430	$6,238

Depreciation and amortization expense related to property and equipment was approximately $863,000 and $885,000 for the three months ended September 30, 2014 and 2015, respectively, and was approximately $2.6 million for both the nine months ended September 30, 2014 and 2015.

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

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2015	$571	$1,291	$1,862
2016	2,313	3,054	5,367
2017	2,373	86	2,459
2018	577	1	578
2019 and after	—	—	—

Total minimum payments	$5,834	$4,432	$10,266

Rent expense incurred by the Company was approximately $467,000 and $460,000 for the three months ended September 30, 2014 and 2015, respectively, and was $1.4 million for both the nine months ended September 30, 2014 and 2015, respectively.

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement, as amended, matures on April 1, 2017. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the nine months ended September 30, 2014 and 2015, the Company had no borrowings under the Credit Agreement.

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

(b) Taxes

At September 30, 2015, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $34.8 million will be realized and accordingly, we have recorded a 100% valuation allowance against these deferred tax assets. We initially increased the valuation allowance to 100% during the third quarter of 2014. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. The Company has incurred taxable losses from 2012 to 2014. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(11) Goodwill

Changes in the carrying amount of goodwill during the nine months ended September 30, 2015 are as follows (in thousands):

	Call Driven	Archeo	Total
Balance as of December 31, 2014	$63,305	$2,374	$65,679
Sale of certain assets related to domain operations	—	(2,374)	(2,374)

Balance as of September 30, 2015	$63,305	$—	$63,305

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the nine months ended September 30, 2015 and the period from October 1, 2015 to November 3, 2015, the Company’s stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in November 2015.

(12) Intangible and other assets, net

Intangible and other assets, net consisted of the following (in thousands):

	At December 31, 2014	At September 30, 2015
Internet domain names	$14,607	$748
Less accumulated amortization	(14,499)	(720)

Internet domain names, net	108	28
Other assets:
Other	205	205

Total intangibles and other assets, net	$313	$233

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, and are included in Intangible and other assets, net on the condensed consolidated balance sheet. The capitalized costs are amortized over the expected useful life of the domain names on a straight-line basis. The net carrying value of Internet domain names as of December 31, 2014 related to both domain names held for use and available for sale. During the nine months ended September 30, 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. As a result, the net carrying value of Internet domain names as of September 30, 2015 primarily related to domains held for use.

Amortization expense for internet domain names was $29,000 and $19,000 for the three months ended September 30, 2014 and 2015, respectively, and was $98,000 and $67,000 for the nine months ended September 30, 2014 and 2015, respectively. Based upon the current amount of domains subject to amortization, and, as a result of the sale of the majority of the Company’s domain names in April 2015, the estimated expense for the next five years is as follows: $14,000 for the remainder of 2015 and $14,000 thereafter.

(13) Common Stock

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the nine months ended September 30, 2015, the Company repurchased 781,000 shares of Class B common stock for $3.2 million. During the nine months ended September 30, 2014, the Company did not repurchase any shares of Class B common stock under the prior stock repurchase program.

During the nine months ended September 30, 2014 and 2015, the Company’s board of directors approved and the Company retired 239,087 and 1,261,742 shares, respectively, of treasury stock.

During the nine months ended September 30, 2015 the Company paid aggregate dividends of $1.7 million to shareholders of record on February 11, 2015 and May 7, 2015. We do not anticipate declaring or paying further dividends in the foreseeable future.

(14) Discontinued Operations

In July 2013, the Company sold certain assets related to Archeo’s pay-per-click advertising services and, in April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. These disposals meet the requirements of FASB ASC 205-20, “Discontinued Operations”, for presentation as discontinued operations. As a result, the operating results related to these dispositions are shown as discontinued operations, net of tax. The operating results for the discontinued operations were as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Revenue	$6,979	$7,081	$1,943	$—
Expenses:
Service costs	2,502	1,663	785	—
Sales and marketing	388	334	126	—

Income from discontinued operations before provision for income taxes	4,089	5,084	1,032	—

Income tax expense (benefit)	1,381	—	338	(37)

Income from discontinued operations, net of tax	$2,708	$5,084	$694	$37

The discontinued operations incurred amortization of $15,000 and $0 for the three months ended September 30, 2014 and 2015, respectively, and amortization of $101,000 and $16,000 for the nine months ended September 30, 2014 and 2015, respectively.

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

Marchex, Inc. is a mobile advertising analytics company that helps connect online behavior to real-world, offline actions. We provide products and services for businesses of all sizes that focus on consumer phone calls to drive sales. Our technology can facilitate call quality, analyze phone calls in real time and measure the outcomes of calls while our technology platform can deliver performance-based, pay-for-call advertising across numerous mobile and online publishers to connect consumers with businesses over the phone.

Our technology-based products and services enable our customers to connect with consumers across third-party mobile and online channels. We have direct relationships with large national advertisers and advertising agencies which utilize our products and services to plan, execute and measure their call-focused advertising campaigns. We also provide private-label performance marketing solutions for small-and medium-sized businesses (“SMBs”) through a network of large reseller partners, which include Yellow Pages publishers, media and telecommunications companies and vertical marketing service providers. We enable these partners to sell pay-for-call advertising, call-analytics, search engine marketing and other digital marketing services to their small business customers. We execute these campaigns for them using our technology. Our primary product offerings are:

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

•

Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our Local Leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. We recently extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP from July 1, 2015 through June 30, 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 28% and 30% of our total revenues in the three and nine months ended September 30, 2015, respectively. We also have a separate distribution partner agreement with YP.

In addition to our Call-Driven operations, our Archeo division provides performance-based online advertising that connects advertisers with consumers across our owned websites as well as third party websites. Our portfolio of websites contains locally-focused sites such as Yellow.com, OpenList.com and geo-targeted sites. We monetize this portfolio generally via pay-per-click and banner advertising. Historically, we also made available for sale domains from our portfolio of over 200,000 websites to third parties. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to this disposition are shown as discontinued operations in the condensed consolidated statements of operations for all periods presented.

We generate revenue from two business segments. Call-Driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our call analytics technology. Call-Driven revenue also consists of payments from our reseller partners for use of our technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our network of owned and operated websites and third-party distribution. Call-Driven revenue accounted for more than 98% of total revenue for both the three months ended September 30, 2014 and 2015, respectively. We operate primarily in domestic markets. For details on revenue by segment and geographical area for the three and nine months ended September 30, 2014 and 2015, see Note 6. Segment Reporting and Geographic Information of the notes to our condensed consolidated financial statements.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We currently have offices in Seattle, Washington; Las Vegas, Nevada; and New York, New York. In October 2015, we opened offices in Sydney, Australia and in San Francisco, California.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2014 and 2015.

Revenue

We currently generate revenue through our call advertising services, pay-per-click advertising, local leads platform, which includes our call and click services, and our proprietary website traffic.

Our performance-based advertising services include call advertising, pay-per-click services, and cost-per-action services. These primary sources amounted to 80% or more of our revenues in all periods presented. Our other sources of revenue include the local leads platform, which enables partner resellers to sell call advertising and/or search marketing products and campaign management services. These secondary sources amounted to 20% or less of our revenues in all periods presented. We have no barter transactions.

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

We anticipate that these variables will fluctuate in the future, affecting our ability to grow and our financial results. In particular, it is difficult to project the number of phone calls or other actions which will be delivered to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or other action. It is also difficult to anticipate the impact of worldwide and domestic economic conditions on advertising budgets.

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

Amortization of Intangibles from Acquisitions

Amortization of intangible assets, excluding goodwill, relates to distributor relationships identified in connection with our acquisitions.

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. In the first quarter of 2014, we adopted ASU 2013-11 whereby we reclassified uncertain tax positions of $534,000 from other non-current liabilities to deferred tax assets. Uncertain tax positions as of September 30, 2015 amounted to $717,000.

At September 30, 2015, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $34.8 million will be realized and accordingly, we have recorded a 100% valuation allowance against these deferred tax assets. During the nine months ended September 30, 2015 our deferred tax assets and valuation allowance decreased approximately $10 million primarily due to the April 2015 sale of certain assets related to Archeo’s domain operations, including the bulk of our domain portfolio. We initially increased the valuation allowance to 100% during the third quarter of 2014. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as our history of taxable income or losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2012, 2013, and 2014 of $3.5 million, $7.6 million, and $10.9 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with us resulting in lower projected revenue and profitability. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Should we determine in the future that all or part of the deferred tax assets will be realized, a tax benefit will be recorded in the period such determination is made.

At September 30, 2015, based upon both positive and negative evidence available, we determined it is not more likely than not that deferred tax assets of $6.0 million, primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions, will be realizable and, accordingly, maintained a 100% valuation allowance against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. These state, city and other foreign jurisdiction NOL carryforwards begin to expire in 2025.

As of September 30, 2015, we have certain federal NOLs of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that these NOL carryforwards are limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

As of September 30, 2015, we have federal NOL carryforwards, excluding those acquired, of $22.4 million, which begin to expire in 2032. In connection with the 2011 Jingle acquisition, we acquired and recorded federal NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011. These acquired NOL carryforwards will begin to expire in 2026. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code (“Code”), the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2015	2014	2015
Revenue	100%	100%	100%	100%

Expenses:
Service costs	66%	55%	66%	54%
Sales and marketing	6%	11%	6%	12%
Product development	16%	22%	16%	21%
General and administrative	11%	14%	12%	13%
Amortization of intangible assets from acquisitions	1%	0%	0%	0%
Acquisition and disposition related costs	0%	0%	0%	0%

Total operating expenses	100%	102%	100%	100%

Income (loss) from operations	0%	(2%)	0%	0%
Other expense	0%	0%	0%	0%

Income (loss) from continuing operations before provision for income taxes	0%	(2%)	0%	0%
Income tax expense	16%	0%	48%	1%

Net loss from continuing operations	(16%)	(2%)	(48%)	(1%)
Discontinued operations, net of tax	2%	26%	2%	1%

Net income (loss)	(14%)	24%	(46%)	0%
Dividends paid to participating securities	0%	0%	0%	0%

Net income (loss) applicable to common stockholders	(14%)	24%	(46%)	0%

Segment Operating Results

We have organized our operations into two segments: (1) the Call-Driven segment which is comprised of our performance-based advertising business focused on driving, analyzing and measuring phone calls and the related outcomes; and (2) the Archeo segment which is comprised of our click-based advertising and Internet domain name operations.

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Call-driven
Revenue	$137,728	$105,621	$46,379	$36,135
Operating Expenses	129,140	99,412	43,100	33,958

Segment profit	$8,588	$6,209	$3,279	$2,177

Archeo
Revenue	$4,646	$2,492	$859	$717
Operating Expenses	3,558	2,447	925	450

Segment profit (loss)	$1,088	$45	$(66)	$267

Reconciliation of segment profit from operations to income (loss) from continuing operations before provision for income taxes:
Total segment profit	$9,676	$6,254	$3,213	$2,444
Less reconciling items:
Stock based compensation	9,013	7,809	3,020	2,351

Amortization of intangible assets from acquisitions	434	—	—	—
Acquisition and disposition related costs	(68)	199	—	81
Other expense (income)	43	52	19	12

Income (loss) from continuing operations before provision for income taxes	$254	$(1,806)	$174	$—

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Reconciliation of segment revenue to consolidated revenue
Call-driven	$137,728	$105,621	$46,379	$36,135
Archeo	4,646	2,492	859	717

Total	$142,374	$108,113	$47,238	$36,852

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2015 and the nine months ended September 30, 2014 to the nine months ended September 30, 2015.

Revenue

Revenue decreased 22% from $47.2 million for the three months ended September 30, 2014 to $36.9 million in the same period in 2015. Revenue decreased 24% from $142.4 million for the nine months ended September 30, 2014 to $108.1 million in the same period in 2015. The decreases were due primarily to a decrease in our call-driven revenues.

Our Call-Driven revenues decreased 22% from $46.4 million for the three months ended September 30, 2014 to $36.1 million in the same period in 2015. Our Call-Driven revenues decreased 23% from $137.7 million for the nine months ended September 30, 2014 to $105.6 million in the same period in 2015. These decreases were due primarily to our call advertising arrangement with Allstate Insurance Company (“Allstate”), which ceased in September 2014 and contributed $15.4 million and $48.8 million of revenue in the three and nine months ended September 30, 2014, respectively, and to a lesser extent, fewer YP small business accounts and related revenues. This was partially offset by increases in other advertiser budgets for our pay-for-call and call analytic services.

Our arrangement with Allstate was for call advertising services and accounted for 28% of total revenues for the year ended December 31, 2014 and 34% for the nine months ended September 30, 2014. Our primary arrangement with Allstate in 2014 was for pay-for-call services within our Call Marketplace whereby we charge an agreed-upon price for qualified calls or leads from our network. In September 2014, Allstate ceased purchases of the pay-for-call services and reduced their planned pay-for-call advertising spend for the fourth quarter of 2014 to zero. We do not expect Allstate will purchase additional pay-for-call services in the foreseeable future, which is anticipated to have a material adverse effect on our future operating results. Allstate accounted for $48.8 million of total revenues for the year ended December 31, 2014. The related distribution partner payments (a component of service costs) were $43.3 million and revenues less such distribution partner payments were $5.5 million for the year ended December 31, 2014. Substantially all the revenue and distribution partner payments related to the nine months ended September 30, 2014. During the three months ended March 31, 2015, we recognized $462,000 in revenues from Allstate, primarily related to a final performance clause under our arrangement with Allstate.

Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP within our Call Marketplace. We charge an agreed-upon price for qualified calls or leads from our network. We recently extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP from July 1, 2015 through June 30, 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total revenue may decrease. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. In addition, we expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. We expect YP will comprise a lower percentage of total revenues in the near term and prospective periods than in recent periods. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and, if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. YP accounted for 24% and 28% of total revenues for the three months ended September 30, 2014 and 2015, respectively, and 23% and 30% for the nine months ended September 30, 2014 and 2015, respectively.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for less than 10% of total revenues for both the three and nine months ended September 30, 2014 and approximately 17% and 19% of total revenues for the three and nine months ended September 30, 2015, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for less than 10% of total revenue for both the three and nine months ended September 30, 2014, and 19% and 20% of total revenues for the three and nine months ended September 30, 2015, respectively.

Our Archeo revenues decreased 17% from $859,000 for the three months ended September 30, 2014 to $717,000 in the same period for 2015 and decreased 46% from $4.6 million for the nine months ended September 30, 2014 to $2.5 million for the same period in 2015. These decreases were primarily due to lower revenues from cost-per-actions from resellers related to our local search and directory web sites.

In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of our domain portfolio. The operating results of this disposition are shown as discontinued operations in the condensed consolidated statement of operations. Subsequent to this sale, we do not anticipate generating significant revenue from domain sales or pay-per-click listings presented on our web sites.

The following table shows our revenues, by revenue source, for the periods presented (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Partner and Other Revenue Sources	$140,304	$107,470	$46,914	$36,678
Proprietary Web site Traffic Sources	2,070	643	324	174

Total Revenue	$142,374	$108,113	$47,238	$36,852

Our partner network revenues are primarily generated using third party distribution networks to deliver pay-for-call, pay-for-click and cost-per-action advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party internet domains or websites, other targeted web and mobile-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls or click-throughs to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third party website in our distribution network to an advertiser and completes the specified action. Other revenues include our call provisioning and call tracking services, campaign management services, outsourced search marketing platforms and historically, our presence management services. The partner and other revenues decreased 22% from $46.9 million for the three months ended September 30, 2014 to $36.7 million for the same period in 2015. The partner and other revenues decreased 23% from $140.3 million for the nine months ended September 30, 2014 to $107.5 million for the same period in 2015. The decreases were primarily due to a decrease in our pay-for-call revenues, primarily related to our arrangement with Allstate, which was partially offset by net increases in other advertiser budgets, and decreases in our presence management revenues due to fewer advertisers utilizing our services.

Our proprietary website traffic revenues are generated from our portfolio of owned websites which are monetized with pay-for-call or pay-per-click listings that are relevant to the websites, as well as other forms of advertising, including banner advertising and sponsorships. When an online user navigates to one of our websites and calls or clicks on a particular listing or completes the specified action, we receive a fee. Our proprietary website traffic revenues decreased approximately 46% from $324,000 for the three months ended September 30, 2014 to $174,000 in the same period in 2015 and approximately 69% from $2.1 million for the nine months ended September 30, 2014 to $643,000 for the same period in 2015. These decreases were primarily due to a decrease in revenues from cost-per-actions due to lower budgets from resellers related to our local search and directory web sites.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number and volume of transactions with advertisers and advertising services providers and maintaining and increasing the number of phone calls and the other actions performed by users of our services through our distribution partners. We believe this is dependent in part on delivering quality traffic that ultimately results in purchases or conversions as well as providing through our call analytics platform quality data and insights that can measure the performance of advertising spend for our advertisers and advertising service providers. Companies distributing advertising through mobile and internet based sources have experienced, and are likely to continue to experience consolidation. If we do not add new distribution partners, renew our current distribution partner agreements, replace traffic lost from terminated distribution agreements with other sources, or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. If revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher call volumes could materially and adversely affect our revenue and results of operations.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project the number of phone calls and other actions we will deliver to our advertisers and how much advertisers will spend with us, and it is even more difficult to anticipate the average revenue per phone call or other actions. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets.

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

Expenses

Expenses were as follows (in thousands):

	Nine months ended September 30,				Three months ended September 30,
	2014	% of revenue	2015	% of revenue	2014	% of revenue	2015	% of revenue
Service costs	$94,226	66%	$59,166	55%	$31,270	66%	$20,003	54%
Sales and marketing	8,759	6%	11,969	11%	2,814	6%	4,266	12%
Product development	22,599	16%	23,608	22%	7,581	16%	7,769	21%
General and administrative	16,127	11%	14,925	14%	5,380	12%	4,721	13%
Amortization of intangible assets from acquisitions	434	1%	—	0%	—	0%	—	0%
Acquisition and disposition related costs	(68)	0%	199	0%	—	0%	81	0%

	$142,077	100%	$109,867	102%	$47,045	100%	$36,840	100%

Stock-based compensation has been included in the same lines as compensation paid to the same employees in the condensed consolidated statements of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Service costs	$1,010	$1,046	$371	$273
Sales and marketing	659	893	224	339
Product development	2,017	1,843	666	620
General and administrative	5,327	4,027	1,759	1,119

Total stock-based compensation	$9,013	$7,809	$3,020	$2,351

See Note 3. Stock-based Compensation Plans of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 36% from $31.3 million in the three months ended September 30, 2014 to $20.0 million in the same period in 2015. The decrease was primarily attributable to a decrease in distribution partner payments, personnel costs, and stock-based compensation totaling $11.3 million.

Service costs represented 66% of revenue in the three months ended September 30, 2014 as compared to 54% in 2015. The 2015 decrease as a percentage of revenue in service costs was primarily a result of a decrease in distribution partner payments and to a lesser extent revenues from our local leads platform comprising a higher proportion of revenue compared to the 2014 period. Proprietary website traffic and local leads platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

Service costs decreased 37% from $94.2 million in the nine months ended September 30, 2014 to $59.2 million in the same period in 2015. Service costs represented 66% of revenue in the nine months ended September 30, 2014 as compared to 55% in 2015. The decrease was primarily due to a decrease in distribution partner payments and personnel costs totaling $35.4 million, offset partially by an increase in communication and network costs and stock based compensation totaling $504,000.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, pay-per-click or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our proprietary website traffic sources and local leads platform, have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our proprietary traffic sources and local leads platform make up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect service costs as a percentage of revenue in the near term to be relatively stable to modestly higher relative to the most recent quarterly period. In the longer term an increase in the proportion of partner and other revenue sources and additional investment in our communications and network may increase service costs as a percentage of revenue. We also expect that in the longer term service costs will increase in absolute dollars in connection with any revenue increase as a result of costs associated with the expansion of our operations and network infrastructure as we scale and adapt to increases in the volume of transactions, calls, and traffic and as we invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 52% from $2.8 million for the three months ended September 30, 2014 to $4.3 million in the same period in 2015. As a percentage of revenue, sales and marketing expenses were 6% and 12% for the three months ended September 30, 2014 and 2015, respectively. The increase in dollars and percentage of revenue was primarily attributable to an increase in personnel costs, stock-based compensation, outside marketing activities and fees paid to outside service providers totaling $1.3 million. The increase as a percentage of revenue was also attributable to lower revenues.

Sales and marketing expenses increased 37% from $8.8 million for the nine months ended September 30, 2014 to $12.0 million in the same period in 2014. As a percentage of revenue, sales and marketing expenses were 6% and 11% for the nine months ended September 30, 2014 and 2015, respectively. The increase in dollars was primarily attributable to an increase in personnel costs, stock-based compensation, outside marketing activities and fees paid to outside service providers totaling $3.0 million.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term quarter to be relatively stable in absolute dollars. We expect that sales and marketing expenses will increase in the longer term as we expand our sales force. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses increased 2% from $7.6 million for the three months ended September 30, 2014 to $7.8 million in the same period in 2015. The net increase in dollars was primarily due to an increase in personnel costs of $271,000, offset partially by a decrease in travel costs and fees paid to outside service providers totaling $114,000. As a percentage of revenue, product development expenses were 16% and 21% for the three months ended September 30, 2014 and 2015, respectively. The increase as a percentage of revenue was primarily due to lower revenues.

Product development expenses increased 4% from $22.6 million for the nine months ended September 30, 2014 to $23.6 million in the same period in 2015. As a percentage of revenue, product development expenses were 16% and 22% for the nine months ended September 30, 2014 and 2015, respectively. The net increase in dollars was primarily due to an increase in personnel costs, net of stock based compensation, of $688,000 and increases in depreciation, travel costs and facility costs of $296,000. In the near term, we expect product development expenditures to be relatively stable to modestly lower in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock based compensation expense.

General and Administrative. General and administrative expenses decreased 12% from $5.4 million in the three months ended September 30, 2014 to $4.7 million in the same period in 2015. The decrease was primarily due to a decrease in stock-based compensation of $640,000. As a percentage of revenue, general and administrative expenses were 12% and 13% for the three months ended September 30, 2014 and 2015, respectively. The increase as a percentage of revenue was primarily due to lower revenues.

General and administrative expenses decreased 7% from $16.1 million in the nine months ended September 30, 2014 to $14.9 million in the same period in 2015. The decrease was primarily due to a decrease in personnel costs and stock-based compensation totaling $1.6 million. As a percentage of revenue, general and administrative expenses were 11% and 14% for the nine months ended September 30, 2014 and 2015, respectively. The increase as a percentage of revenue was primarily due to lower revenues.

We expect our general and administrative expenses to be relatively stable to modestly lower in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations, including internationally, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Segment Profit. Call-Driven segment profit decreased 34% from $3.3 million for the three months ended September 30, 2014 to $2.2 million in the same period in 2015. Call-Driven segment profit decreased 28% from $8.6 million for the nine months ended September 30, 2014 to $6.2 million in the same period in 2015. The decrease in profit was due primarily to a decrease in call-driven revenues.

Archeo segment profit was $(66,000) for the three months ended September 30, 2014 compared to $267,000 in the same period in 2015. The increase in the segment profit for the three month period was primarily due to lower operating expenses for this segment. Archeo segment profit was $1.1 million for the nine months ended September 30, 2014 compared to $45,000 in the same period in 2015. The decrease in profit for the nine month period was due primarily to a decrease in revenue in cost per actions related to our local search and directory web sites.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $0 and $434,000 for the three and nine months ended September 30, 2014, respectively, and $0 in the same periods in 2015. There was no intangible amortization expense in 2015, as the intangible assets related to the April 2011 Jingle acquisition were fully amortized during 2014.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and liabilities resulting from our acquisitions have been recorded in our condensed consolidated financial statements. We may acquire identifiable intangible assets as part of future acquisitions, and, if so, we expect that our intangible amortization will increase in absolute dollars.

At September 30, 2015, our goodwill balance of $63.3 million related to our call driven reporting unit. During the three months ended June 30, 2015, Archeo goodwill decreased from $2.4 million to $0 due to the sale of certain assets related to Archeo’s domain operations. The assets sold constitute a business within the Archeo reporting unit. Goodwill was allocated to the sold business based on its relative fair value compared to the remainder of the Archeo reporting unit.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the nine months ended September 30, 2015 and from October 1, 2015 to November 3, 2015, the Company’s stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2015.

Income Taxes. Income tax expense from continuing operations was $22.6 million and $22.9 million for the three and nine months ended September 30, 2014, respectively, compared to income tax expense of $191,000 and $11,000 in the same periods in 2015. Tax expense has decreased for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 primarily as a result of increasing the valuation allowance during the period ended September 30, 2014.

Discontinued Operations, net of tax. In July 2013, we sold certain assets related to Archeo’s pay-per-click advertising services and in April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. These disposals meet the requirements of Accounting Standards Codification 205-20, Discontinued Operations, for presentation as discontinued operations. As a result, the operating results related to these dispositions are shown as discontinued operations, net of tax. We received cash consideration at closing of $28.1 million and the sale includes contingent earn-out payments that depend on the achievement of certain sales thresholds. As a result of the sale, the Company recognized a gain on sale of discontinued operations, net of tax of $22.2 million during the nine months ended September 30, 2015. Income from discontinued operations, net of tax was $694,000 and $2.7 million for the three and nine months ended September 30, 2014, respectively, and $37,000 and $5.1 million for the same respective periods in 2015. See Note 14. Discontinued Operations for further discussion.

Net Income. Net income increased from a net loss of $21.5 million in the three months ended September 30, 2014 to net income of $9,000 in the same period in 2015. Net income increased from a net loss of $19.7 million in the nine months ended September 30, 2014 compared to net income of $25.5 million in the same period in 2015. The increase in net income for both periods was primarily related to the gain that resulted from the sale of Archeo’s domain operations in April 2015 and the establishment of a 100% valuation allowance on the Company’s deferred tax assets during the three month period ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $108.9 million and we had current and long term contractual obligations of $10.3 million, of which $5.8 million is for rent under our facility leases.

Cash provided by operating activities for the nine months ended September 30, 2015 of approximately $12.0 million consisted primarily of net income of $25.5 million, adjusted for the gain on sale of discontinued operations of $22.2 million, non-cash items of $11.2 million, including depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, and approximately $2.5 million used in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2014 of approximately $18.1 million consisted primarily of a net loss of $19.7 million, adjusted for non-cash items of $37.5 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes that includes a $22.3 million increase in the valuation allowance, $422,000 of gain on sale of discontinued operations, and approximately $709,000 provided by working capital and other activities.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or click-throughs. These services constituted the majority of revenues for the three and nine months ended September 30, 2014 and 2015. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our proprietary website traffic revenues.

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

We have payment arrangements with reseller partners, particularly related to our local leads and call advertising services or proprietary website traffic sources, such as YP, SuperMedia Inc., hibu, The Cobalt Group, and Yellow Media Inc., whereby we receive payment between 30 and 60 days following the delivery of services. We also have a payment arrangement with Resolution Media and OMD Digital, advertising agencies related to our call marketplace and call analytics services, whereby we receive payment when the agency’s advertiser pays the agency, which is between 60 and 90 days following the delivery of services and in some instances may be longer.

For the nine months ended and as of September 30, 2015 amounts from these partners and agencies totaled 65% of revenue and $17.4 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media, accounted for 20% of total revenues and 18% of accounts receivable for the nine months ended and as of September 30, 2015.

We recently amended our arrangements with YP, extending them through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP from July 1, 2015 through June 30, 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in December 2016, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. Net accounts receivable balances outstanding at September 30, 2015 from YP totaled $8.7 million.

In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The Archeo domain operations were accounted for as discontinued operations. We received cash consideration at closing of $28.1 million and the sale includes contingent earn-out consideration payments that depend on the achievement of certain sales thresholds. These assets contributed approximately $7.1 million of revenue and $5.0 million in operating income from January 1, 2015 through the disposal date in April 2015. Subsequent to this sale, we do not anticipate generating significant revenue from domain sales, which will have an adverse impact on cash flows from operations in future periods.

Cash provided by investing activities for the nine months ended September 30, 2015 of approximately $21.6 million was primarily attributable to cash from the sale of the bulk of Archeo’s domain operations, net of transaction costs, of $25.3 million. These amounts were partially offset by purchases for property and equipment of $3.6 million and purchases of intangible and other noncurrent assets of $46,000. Cash used in investing activities for the nine months ended September 30, 2014 of approximately $2.2 million was primarily attributable to purchases for property and equipment of $2.3 million and purchases of intangible and noncurrent assets of domain names of $185,000, which was partially offset by proceeds from sale of discontinued operations of $304,000 related to an earn-out consideration payment from the July 2013 sale of certain pay-per-click advertising services.

Cash used in financing activities for the nine months ended September 30, 2015 of approximately $4.7 million was primarily attributable to the payment of common stock dividends and repurchases of Class B common stock. Cash provided by financing activities for the nine months ended September 30, 2014 of approximately $33.8 million was primarily attributable to proceeds from a follow-on offering, net of offering costs paid, of $32.5 million and employee stock option exercises of $4.2 million, which was partially offset by payment of common stock dividends and minimum tax withholding payments related to certain executive restricted stock award vests totaling approximately $2.9 million. In April 2014, we completed a follow-on public offering in which we sold an aggregate of 3.4 million shares of our Class B common stock, which includes the exercise of the underwriters’ option to purchase 514,100 additional shares, at a public offering price of $10.50 per share. In addition, another 3.2 million shares were sold by the selling stockholders, which include the exercise of the underwriter’s option to purchase 343,000 additional shares. We received aggregate net proceeds of $32.5 million, after deducting underwriting discounts and commissions and offering expenses paid. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

The following table summarizes our contractual obligations as of September 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$5,834	$2,306	$3,528	$—
Other contractual obligations	4,432	3,989	443	—

Total contractual obligations (1),(2)	$10,266	$6,295	$3,971	$—

(1)	In February 2005, we entered into a license agreement with an advertising partner which provides for a contingent royalty based on a discounted rate of 3% (3.75% under certain circumstances) of certain of our gross revenues payable on a quarterly basis through December 2016. The royalty payment is recognized as incurred in service costs and is not included in the above schedule.
(2)	Our tax contingencies of $717,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

On April 1, 2008, we entered into a three year credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. The Credit Agreement, as amended, matures on April 1, 2017. During the nine months ended September 30, 2014 and 2015, we had no borrowings under the Credit Agreement.

In April 2015, in connection with our sale of the bulk of our domain portfolio, we signed an amendment to the Credit Agreement which clarified the LIBOR rate as determined under the Credit Agreement cannot be below zero percent (0%) and added a financial covenant limiting outstanding balances under the Credit Agreement not to exceed a collateral value as defined in the Credit Agreement.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the nine months ended September 30, 2015, approximately 781,000 shares of Class B common stock were repurchased.

In 2015, quarterly dividends of $0.02 per share were paid on February 17 and May 18 to the holders of record as of the close of business on February 11 and May 7, respectively. The aggregate quarterly dividends paid in February and May were $1.7 million. We do not anticipate declaring or paying dividends subsequent to the May 2015 dividend in the foreseeable future.

Based on our operating plans we believe that our existing credit availability, resources and cash flow provided by ongoing operations will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. If additional financing is necessary, it may not be available; and, if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the nine months ended September 30, 2015 and the period from October 1, 2015 to November 3, 2015, the Company’s stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2015.

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

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. In the first quarter of 2014, we adopted ASU 2013-11 whereby we reclassified uncertain tax positions of $534,000 from other non-current liabilities to deferred tax assets. Uncertain tax positions as of September 30, 2015 amounted to $717,000.

At September 30, 2015 based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $34.8 million will be realized and accordingly, we have recorded a 100% valuation allowance against these deferred tax assets. During the nine months ended September 30, 2015 as compared to December 31, 2014, our deferred tax assets and valuation allowance decreased approximately $10 million primarily due to the April 2015 sale of certain assets related to Archeo’s domain operations, including the bulk of our domain portfolio. We initially increased the valuation allowance to 100% during the third quarter of 2014. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as our history of taxable income or losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2012, 2013, and 2014 of $3.5 million, $7.6 million, and $10.9 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with us resulting in lower projected revenue and profitability. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Should we determine in the future that all or part of the deferred tax assets will be realized, a tax benefit will be recorded in the period such determination is made.

At September 30, 2015, based upon both positive and negative evidence available, we determined it is not more likely than not that deferred tax assets of $6.0 million, primarily relating to NOL carryforwards in certain state, city, and foreign jurisdictions, will be realizable and, accordingly, maintained a 100% valuation allowance against these deferred tax assets. We do not have a history of taxable income in the relevant jurisdictions and the state and foreign NOL carryforwards will more likely than not expire unutilized. These state, city and other foreign jurisdiction NOL carryforwards begin to expire in 2025.

As of September 30, 2015, we have certain federal NOLs of $1.7 million, which will begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred, and that these NOL carryforwards are limited such that substantially all of these federal NOL will never be available. Accordingly, we have not recorded a deferred tax asset for these NOLs.

As of September 30, 2015, we have federal NOL carryforwards, excluding those acquired, of $22.4 million, which begin to expire in 2032. In connection with the 2011 Jingle acquisition, we acquired and recorded federal NOL carryforwards that may be utilized of approximately $7.0 million of which $2.6 million was utilized in 2011. These acquired NOL carryforwards will begin to expire in 2026. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code (“Code”), the acquired federal NOL carryforwards are subject to an annual limitation. We believe that such an ownership change had occurred at Jingle, and that the utilization of the carryforwards is limited such that the majority of the NOL carryforwards will never be utilized. Accordingly, we have not recorded those amounts we believe we will not be able to utilize and have not included those NOL carryforwards in our deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Recent Accounting Pronouncement Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual and interim reporting periods in fiscal years beginning after December 15, 2016. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently in the process of evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2014 Annual Report on
Form 10-K. They have been updated to include information as of November 6, 2015.

Risks Relating to Our Company

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $164.8 million as of September 30, 2015. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 10% of total revenues for the nine months ended September 30, 2015. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for September 2015, Yahoo! and Microsoft accounted for 12.6% and 20.7%, respectively, of the core search market in the United States and Google accounted for 63.9%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP, hibu, Inc., The Cobalt Group, Yodle, Resolution Media, OMD Digital, and Yellow Media, Inc. for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners and agencies could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

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

Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call arrangement with YP. We recently extended these arrangements through December 31, 2016. The primary local leads platform arrangements includes certain minimum fee commitments by YP from July 1, 2015 through June 30, 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 30% of our total revenues for the nine months ended September 30, 2015. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and, if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 19% of total revenues for the nine months ended September 30, 2015.

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

We received approximately 66% and 61% of our revenue from our five largest customers for the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 66% and 61% of our total revenues for the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively. In 2015, YP and Resolution Media were our largest customers and were responsible for 30% and 19% of our total revenues, respectively, for the nine months ended September 30, 2015.

Through our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. We recently extended these arrangements through December 31, 2016. The primary local leads platform arrangements includes certain minimum fee commitments by YP from July 1, 2015 through June 30, 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and, if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

Our primary arrangement with Resolution Media, who acts as an agent on advertisers’ behalf, is for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm, represented the majority of the revenue generated by Resolution Media for the nine months ended September 30, 2015. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 20% of total revenues for the nine months ended September 30, 2015.

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

We have a large number of distribution partners who display our advertiser listings on their networks. Our advertiser listings are delivered to our distribution partners in an automated fashion through an XML data feed or data dump or through the distribution partners’ user interface. Our distribution partners are contractually required to use the listings created by our advertiser customers in accordance with applicable laws and regulations and in conformity with the publication restrictions in our agreements, which are intended to promote the quality and validity of the traffic provided to our advertisers. Nonetheless, we do not operationally control or manage these distribution partners or third parties they may contract with and any breach of these agreements on the part of any distribution partner or its affiliates could result in liability for our business. These agreements include indemnification obligations on the part of our distribution partners, but there is no guarantee that we would be able to collect against offending distribution partners or their affiliates in the event of a claim under these indemnification provisions. Alternatively, we may incur substantial costs as part of our indemnification obligations to distribution partners for liability they may incur as a result of displaying content we have provided them. Any costs incurred as a result of activities of our distribution partners and their third party partners could have a material adverse effect on our business, operating results and financial condition.

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

Our success depends, in part, on our ability to operate without infringing on the intellectual property rights of others. There can be no guarantee that any of our intellectual property will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims, and claims of copyright infringement with respect to certain of our proprietary websites that would be costly to defend and could limit our ability to use certain critical technologies.

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

We are heavily dependent upon the continued services of executive founders, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. Further, as of September 30, 2015, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, together controlled 79% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive founders, for any reason, or any conflict among our executive founders, could harm our current and future operations and prospects.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the nine months ended September 30, 2015 and the period from October 1, 2015 to November 3, 2015, our stock price approached or dropped below the then book value per share. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if the stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value.

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

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. We increased the valuation allowance by $22.3 million to record a full valuation allowance against our deferred tax assets as of September 30, 2014 resulting in a corresponding income tax expense of $22.3 million for the third quarter of 2014. As of September 30, 2015, our deferred tax assets were $34.8 million and we have provided a full valuation allowance on the Company’s deferred tax assets as we believe it is not more likely than not that these assets will be realized.

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

We may experience unforeseen liabilities arising out of third party domain names included in our distribution network, which could negatively impact our financial results.

We display pay-for-call or pay-per-click listings on third party domain names and third party websites that are part of our distribution network, which could subject us to a wide variety of civil claims including intellectual property ownership and infringement.

The potential violation of third party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

We may continue to explore various strategic alternatives for our remaining Archeo assets.

In November 2012, we announced our intention to pursue the spin-off of our Archeo assets and, in September 2013, following a strategic review; we announced the suspension of the planned spin-off of the Archeo assets in its previously announced form. At such time, we announced our intention to explore various strategic alternatives for the Archeo assets. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. We received cash consideration at closing of $28.1 million and the sale includes contingent earn-out consideration payments that depend on the achievement of certain sales thresholds. Archeo continues to operate as an independent division of the Company. We are pursuing other strategic alternatives for the remaining Archeo assets going forward but we cannot predict whether those efforts will be successful.

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

We currently or potentially compete with leading search engines and digital advertising networks such as Google and Microsoft. We also compete with call analytics technology providers such as Twilio, Telemetrics, Invoca, DialogTech and Convirza. As we continue to advance our data analytics technologies, we anticipate facing increasing competition from companies providing more broad advertising solutions, such as data management companies like Datalogix. We also face competition on the call supply side, where competing mobile ad companies like xAd look to outbid, partner with or otherwise secure sources of call supply we utilize. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position.

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

If our security measures, including those of our vendors or partners, are breached or are perceived as not being secure, we may lose advertisers, reseller partners and distribution partners and as a result we may incur significant legal and financial exposure and suffer an adverse effect on our business.

We store and transmit data and information about our advertisers, reseller partners, distribution partners and their respective users. We also work with vendors and partners who may come into contact with certain data, such as carriers, colocation and data storage facilities and distribution partners referring callers. We deploy security measures to protect this data and information, as do third parties we utilize to assist in data and information storage. Our security measures and those of the third parties we partner with to assist in data and information storage, as well as to assist in the delivery of services to our advertisers, may suffer breaches. Security breaches of our data storage systems or our third party colocation and technology providers we utilize to store data and information relating to our advertisers, reseller partners, distribution partners and their respective users could expose us to significant potential liability. Similarly, security breaches of our vendors and partners, or ineffective data security by our vendors or partners, may result in similar significant liability. In addition, security breaches, actual or perceived, could result in legal liability, government fines, and the loss of advertisers, reseller partners and distribution partners that could potentially have an adverse effect on our business.

We may not be able to protect our intellectual property rights, which could result in our competitors marketing competing products and services utilizing our intellectual property and could adversely affect our competitive position.

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have the following issued patents and pending patent applications:

•	U.S. Patent Number 7,668,950 entitled “Automatically Updating Performance-Based Online Advertising System and Method” was issued February 23, 2010.

•	U.S. Patent Number 8,442,862 entitled “Method and System for Tracking Telephone Calls” was issued on May 14, 2013 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011. The following divisional applications of Patent Application Number 13/294,436 were also filed: 14/045,536 titled “Method and System for Phone Number Cleaning” was filed November 3, 2013; 14/058,037 titled “Method and System for Collecting Data from Advertising Campaigns Including Phone Number Placement Techniques” was filed November 18, 2013; 14/058,080 titled “Method and System for Monitoring Campaign Referral Sources” was filed November 18, 2013, and 14/065,345 titled “Method and System for Tracking Telephone Calls” was filed November 28, 2013.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Number 8,583,571 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was issued November 12, 2013.

•	U.S. Patent Number 8,433,048 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

•	U.S. Patent Number 8,259,915 entitled “System and Method to Analyze Calls to Advertised Telephone Numbers” was issued September 4, 2012 and its continuation Patent Number 8,788,344 was issued July 22, 2014.

•	U.S. Patent Application Number 13/176,709 entitled “Method and System for Automatically Generating Advertising Creatives” was filed July 5, 2011.

•	U.S. Patent Number 8,630,393 entitled “Systems and Methods for Blocking Telephone Calls” was issued January 14, 2014.

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•	U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011.

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Number 8,929,522 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was issued January 16, 2015.

•	U.S. Patent Number 8,634,520 entitled “Call Tracking System Utilizing an Automated Filtering Function” was issued January 21, 2014.

•	U.S. Patent Number 8,671,020 entitled “Call Tracking System Utilizing a Pooling Algorithm” was issued March 11, 2014.

•	U.S. Patent Number 8,687,782 entitled “Call Tracking System Utilizing a Sampling Algorithm” was issued April 1, 2014.

•	U.S. Patent Application Number 13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting was filed April 18, 2013, claiming priority to U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013.

•	U.S. Patent Number 9,118,751 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was issued August 25, 2015 and its continuation U.S. Patent Application Number 14/834,196 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was filed August 24, 2015.

•	U.S. Patent Application Number 14/045,118 entitled “System and Method for Analyzing and Classifying Calls Without Transcription via Keyword Spotting” was filed October 3, 2013.

•	U.S. Patent Application Number 14,550,089 entitled “Identifying Call Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014.

•	U.S. Patent Application Number 14,550,203 entitled “Analyzing Voice Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014.

•	U.S. Patent Application Number 14/714,141 entitled “Call Analytics for Mobile Advertising” was filed May 15, 2015.

•	U.S. Patent Application Number 14/721,912 entitled Identifying Call Components to Detect Call Traffic Pumping and Taking Corrective Action without Using Recording, Transcription or Caller ID” was filed May 26, 2015, claiming priority to 62/159,086 filed May 8, 2015.

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

In addition, foreign countries may enact laws that could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy, eCommerce, and Data Protection Directives (and similar legislation in other countries where we may have operations). Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

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

The federal government passed legislation placing a ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions through the Internet Tax Freedom Act, which was extended through December 11, 2015. The proposed Marketplace Fairness Act, if enacted into law, would allow states to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. An increase in taxes may make electronic commerce transactions less attractive for advertisers and businesses, which could result in a decrease in the level of usage of our services. Additionally, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and the Company’s filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. We cannot predict the outcome of any of these reviews.

Risks Relating to Ownership of our Class B common stock

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through September 30, 2015. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of September 30, 2015, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 78% of the combined voting power of all outstanding shares of our capital stock. These executive founders together control 79% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2015, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
July 1, 2015 – July 31, 2015(2)	22,905	$4.39	21,499	2,005,576
August 1, 2015 – August 31, 2015 (2)	134,508	3.80	128,852	1,876,724
September 1, 2015 – September 30, 2015 (2)	327,828	3.97	326,078	1,550,646

Total Class B Common Shares	485,241	$3.94	476,429	1,550,646

(1)	In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to three million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.
(2)	Includes shares of restricted equity subject to vesting which were issued to certain employees. We repurchased 1,406 shares, 5,656 shares, and 1,750 shares, which were not already vested, for $0.01 per share upon termination of employment for the months ended July 31, August 31, and September 30, 2015, respectively.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits:
†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

By:	/s/ MICHAEL A. ARENDS
Name:	Michael A. Arends
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

November 6, 2015