Form 10-K
period 2015-12-31
MARCHEX INC
filed 2016-03-07
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $161,219,065 as of June 30, 2015 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 5,232,636 shares of the registrant’s Class A common stock issued and outstanding as of March 2, 2016 and 36,734,948 shares of the registrant’s Class B common stock issued and outstanding as of March 2, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Marchex is an advertising analytics company. We power global brands to truly understand the mobile consumer journey by connecting online behavior to real-world, offline actions.

We believe that mobile has forever changed the consumer journey. We are spending more time than ever on our smartphones. It’s second nature to research on mobile devices and interact with a business either over the phone or in a store. We believe that understanding this behavior and connecting key data points of this new online-to-offline consumer journey is the next frontier in marketing analytics.

We believe we have a powerful set of tools for enterprises that depend on phone calls to maximize advertising returns. Our mission is to connect key media sources– paid, earned and owned – to any offline purchase outcome and deliver this data in real-time directly into marketer workflows.

We provide products and services for enterprises that depend on consumer phone calls to drive sales. Our media analytics products can connect call data to media channels – including search and display– down to the campaign, keyword and impression so marketers can maximize advertising returns. Our sales analytics products deliver actionable intelligence on the offline consumer journey to help prospects become customers.

Our primary product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Marketers use this platform to understand which marketing channels, advertisements, keywords and creatives are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that can extract data and insights about what is happening during a call and measures the outcome of calls and return on investment. The platform also includes technology that blocks robocalls, telemarketers and spam calls to save businesses time. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, Kenshoo, DoubleClick Search, Marin Software and many other marketing dashboards and tools. Advertisers pay us a fee for each call or call related data element they receive from calls including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on pre-negotiated rates.

Marchex Call Analytics for Search. Marchex Call Analytics for Search is a product for search marketers that drive phone calls from search campaigns. Marchex Call Analytics for Search attributes inbound phone calls made directly from paid search ads and landing pages to a keyword. The platform can deliver this data as well as data about call outcomes directly into search management platforms like DoubleClick Search and Kenshoo. According to a June 2015 BIA Kelsey report, phone calls from search to businesses from smartphones will reach over 40 billion and the number of mobile searches will exceed desktop searches in 2016.

Marchex Display Analytics. Marchex Display Analytics, currently in beta, is a product for marketers that buy digital display advertising. Marchex Display Analytics can measure the influence that display advertising has on inbound phone calls so that marketers can better attribute their return on advertising spend for inbound phone calls and delivers this data to marketers in a reporting dashboard. According to a March 2015 eMarketer report, display advertising spend is expected to reach over $37 billion in the US by 2017.

•	Marchex Call Marketplace. Marchex Call Marketplace is a mobile advertising network for businesses that depend on inbound phone calls to drive sales. We offer advertisers ad placements across numerous mobile and online media sources to deliver qualified calls to their businesses. It leverages Marchex Call Analytics platform for tracking, reporting and optimization. Advertisers are charged on a pay-per-call or cost per action basis.

•	Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our Local Leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2015, we extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 25%, 25% and 29% of our total revenues in the years ended December 31, 2013, 2014 and 2015, respectively. We also have a separate distribution partner agreement with YP.

We historically generated revenue from two business segments: Call-driven and Archeo. Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our call analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our local leads technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our previously owned and operated websites and third-party distribution. In December 2015, we sold the remaining Archeo operations. This disposition did not meet the criteria for discontinued operations, and as a result the operating results are reflected in continuing operations under the Archeo segment. We do not expect to generate any significant Archeo revenue after December 31, 2015. Prior to the December 2015 disposition, we sold certain assets related to Archeo’s pay-per-click advertising services in July 2013 and, in April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to these dispositions are shown as discontinued operations in the consolidated statements of operations for all periods presented. See Note 10. Discontinued Operations and Disposition for further discussion regarding the dispositions. For detail on revenue by segment and geographical area for the three most recent fiscal years, see Note 9. Segment Reporting and Geographic Information of the notes to our consolidated financial statements. We operate primarily in domestic markets.

Industry Overview

Calls are critical for businesses to drive sales. For businesses of all sizes, in-bound phones calls are a key source of new customer leads and increased revenue. We believe consumers that call businesses directly typically have higher purchase intent and are more likely to make a purchase or become a customer. According to BIA/Kelsey Local Commerce Monitor (LCM) survey in 2014, 66% of advertisers rate phone calls as a good or excellent source of leads, more than any other category. Calls are particularly relevant in high-value categories, such as professional services, financial services, automotive and travel, where transaction values are large, complex or require additional information prior to completion. Calls are also important for local businesses that set appointments or sell products and services over the phone. According to an April 2014 BIA/Kelsey report, advertisers in the U.S. spend an estimated $68 billion each year to drive telephone leads. Historically, the majority of this advertising has been spent on traditional media such as television, newspapers and directories. Now with the mass adoption of mobile, both large and small advertisers are increasingly seeking new marketing channels that allow them to connect with consumers over the phone. According to a June 2015 BIA/Kelsey report, mobile calls to businesses will grow to 162 billion in 2019, up from 93 billion in 2015.

Mobile search and calls from search are growing rapidly. Today we are witnessing an evolution in consumer behavior as Internet-enabled mobile devices proliferate and media consumption shifts to mobile devices. This trend is increasingly evident in the way consumers research products and services and connect with businesses through the phone or through walking into a store, both offline environments, when they are ready to make a purchase decision. According to a 2013 study by Google/Ipsos, over 70% of mobile search users have used a click-to-call feature to connect with a business directly from their mobile devices. According to a BIA/Kelsey study in January 2014, mobile searches also have higher conversion rates in driving calls (57%) compared to desktop searches (7%). Mobile users are more ready-to-buy, in the right location and with a device whose core function is to make phone calls.

Ad budgets are shifting to performance-based models. As businesses have expanded their marketing through digital channels, they have increasingly turned to performance-based advertising formats in which they are only charged when a desired outcome is reached. Performance-based advertising models provide advertisers with greater transparency into their advertising spend and the ability to accurately measure results and return on investment. Over time, the online advertising market has shifted from CPM-based banner and display advertisements to cost-per-click search advertising and other forms of performance marketing. According to Interactive Advertising Bureau’s October 2015 advertising revenue report, performance-based formats accounted for over 66% of the $50 billion market in 2015 compared to 7% of the $5 billion online advertising market in 1999.

Calls are becoming the currency of mobile advertising. The global mobile advertising market was $19 billion in 2013 and is expected to grow to $196 billion by 2019, according to an April 2015 eMarketer report. As the mobile advertising market matures, we believe advertisers will increasingly utilize performance based advertising formats available on mobile devices, as they did on desktop. Further, we believe the demand for businesses to connect with consumers over the phone combined with the inherent functionality and technical capabilities of mobile devices will result in calls becoming a primary measurement unit/format for mobile advertising. As advertisers continue to shift their budgets to accommodate for the growth of mobile and online channels, we believe the market for call-driven advertising will grow even more.

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

Our Competitive Strengths

Focus on calls. We were early to realize the value of calls and the importance that mobile devices would play in advertising. Over the past several years, we have shifted the focus of our company to address the large opportunity for mobile performance-based advertising focused on driving offline actions like calls. As a pioneer in the category, we have developed a unique business model that delivers measurable return on investment to both large national advertisers and local small businesses. Our technology platform and call analytics technology and products are specifically designed to address the unique challenges associated with closing the loop between digital marketing and phone calls. Working closely with our customers, we have innovated in call-based technology, creating specific solutions to address common needs and wants among both large enterprise advertisers and SMBs. We believe we are unique with our call-focused approach to technology developments and marketing solutions, providing a competitive advantage as mobile advertising grows and advertising budgets shift towards performance-based formats.

Proprietary call analytics technology. Marchex Call Analytics technology provides data and insights to advertisers looking to measure the performance of their mobile, online, and offline ad campaigns. When consumers call a business or call center from their smartphones, our technology can analyze that conversation data in real time and provides detailed feedback to advertisers on the quality of these over-the-phone experiences. Our data also helps advertisers adjust and improve their marketing strategies in order to drive more sales over the phone. This intelligence helps advertisers to optimize their ad campaigns across media channels, keywords, and creative elements, which maximizes their return on investment. We also provide integrations with other marketing dashboards to give advertisers one place to review their analytics information. Integrations may take the form of working with CRM platforms or customer-specific systems, with the purpose of enhancing advertisers’ understanding and measurement of outcomes at scale. We are consistently working to create products to help advertisers spend their budgets more efficiently, whether the channel is online, offline, or mobile and search-based. For example, our Call Analytics for Search technology tracks every consumer call from a mobile search campaign at the keyword level. It can determine in real time which of these calls converts into a sale. Access to these insights provides advertisers newfound visibility and measurement into their ad expenditures.

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

Scalable technology platform and business model. We have developed our technology platform to address the large advertisers, while also being able to support a large number of small local business advertisers. Our platform can support hundreds of millions of calls and over 100,000 unique advertiser accounts, and in aggregate manages hundreds of millions of dollars in advertising spend across various digital channels. We leverage our relationships with Yellow Pages providers and vertical market service providers to efficiently re-sell our solutions to their small businesses customers, adding scale and data to our platform, which provides us with recurring revenues with minimal associated sales costs. We have deployed a direct sales model to acquire and service large advertisers and also have been successful at deepening our relationships with existing advertiser clients over time in an effort to capture a greater share of their advertising budgets.

Strategy

Our Strategy

To take advantage of the shift to performance-based models in marketing, key elements of our strategy include:

Innovating on Our Mobile Performance Advertising. We plan to continue to expand our range of call-based advertising product capabilities and channel specific solutions by offering innovative performance-based products such as pay-for-call advertising, along with the supporting analytics including number provisioning, call tracking, call mining, keyword-level tracking, display ad impression measurement and other products as part of our owned, end-to-end, call-based advertising solutions. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

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

Developing New Markets including International Expansion. We have expanded our Marchex Call Analytics product internationally, making it available within Europe, and in Canada, Australia, and New Zealand. We intend to analyze opportunities and may seek to expand our technology-based products into new business areas or geographic markets where our services can be replicated on a cost-effective basis, or where the creation or development of a product or service may be appropriate. We anticipate utilizing various strategies to enter new markets, including: developing strategic relationships; acquiring products that address a new category or opportunity; and creating joint venture relationships and internal initiatives where existing services can be extended internationally.

Supporting and Growing the Number of Advertisers Using Our Products and Services. We plan to continue to provide a consistently high level of service and support to our advertisers and we will continue to help them achieve their return on investment goals. We are focused on continuing to grow our advertiser base through our direct sales and marketing efforts, including strategic sales, inside sales, and additional partnerships with large local advertiser resellers.

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

Our Distribution Network

We have built a broad distribution network for our pay-for-call advertising services that includes hundreds of mobile sources, search engines and applications, directories, third party vertical and branded web sites, and offline sources. Through our call advertising services, our local leads, and search marketing services, we distribute advertisements from our tens of thousands of advertisers, as well as from our reseller partners’ advertisers, through hundreds of call-ready media and traffic sources, including mobile sources, search engines and directories, and web sites.

Our Distribution partners include:

Selected Carriers	AT&T	T-Mobile	TracFone	Verizon

Selected Search Engines	Google	Bing	Yahoo!

Selected Call Sources and Vertical and Local Distribution	Avantar Mapquest	CityGrid MSN	Google Mobile Whitepages, Inc.

Payment arrangements with our distribution partners are often subject to minimum payment amounts per phone call. Other payment structures that we may use to a lesser degree include:

•	variable payments based on a specified metric, such as number of paid phone calls;

•	advance or fixed payments, based on a guaranteed minimum amount of usage delivered; and

•	a combination arrangement with both fixed and variable amounts.

Sales, Marketing & Business Development

Our sales department focuses on adding new advertisers to our business, while our business development and partnership department focuses on adding new reseller partnerships, selectively adding new distribution partnerships and servicing existing partnerships. Our marketing department focuses on promoting our services through online customer acquisition, affiliate relationships, press coverage, strategic marketing campaigns and industry exposure. Advertising and promotion of our services is broken into the following main categories:

•	Direct Sales. Our direct sales team targets new relationships with national and global advertisers and the advertising agencies that represent them through in-person presentations, direct marketing, telesales and attendance at industry events, among other methods. Our advertiser agreements include a combination of agency fees, pay-for-call fees, cost-per-action fees and pay-per-click fees.

•	Agency and Reseller Partnerships. We have a business development team that focuses primarily on securing partnerships with agencies and large local advertiser reseller partners, under which we supply and integrate our products and services. Our agency and reseller partner agreements include a combination of revenue and profit sharing, licensing revenue, pay-for-call, cost-per-action, and pay-per-click fees.

•	Referral Agreements and Technology Integration Partners. We have referral agreements with entities that promote our services to large numbers of potential advertisers including select technology partners. Our referral partner agreements are based on a combination of revenue sharing and performance-based fees.

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

Competition

Our Call-driven offerings currently or potentially compete with a variety of companies in a highly competitive and fragmented industry. We currently or potentially compete with leading search engines such as

Google and Microsoft, call analytics technology providers such as Twilio and Telemetrics, mobile ad networks and digital advertising networks. As we continue to advance our data analytics technologies, we anticipate facing increased competition from companies providing broader advertising solutions. We also face competition on the call supply side, where competing companies look to outbid, partner with or otherwise secure sources of call supply we utilize. Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to marketing, web site and systems development. In addition, as the use of the mobile, Internet, and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

We believe our strategy allows us to work with most, if not all, of the relevant companies in our industry, even those companies that may be perceived as our competitors. To some extent, we may compete with our business partners, as we do with all other types of advertising sales companies and agencies. We may also compete with traditional offline media, such as television, radio and print and direct marketing companies, for a share of advertisers’ total advertising budgets. Although our strategy enables us to work with most, if not all, of our competitors, there are no guarantees that all companies will view us as a potential partner.

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

We have registered trademarks in the United States for Marchex, Marchex and Design, Marchex Voice Services, JingleConnect, Clean Call, and Call DNA. We also own pending U.S. trademark applications for Call Genome and Search Genome. In addition, we have trademark registrations for Marchex in the following jurisdictions: Australia, Benelux, Brazil, Canada, China, the European Union, Hong Kong, India, Japan, Republic of Korea, Russian Federation and Taiwan.

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

The acquisition of Internet domains generally is governed by Internet regulatory bodies, predominantly the Internet Corporation for Assigned Names and Numbers (ICANN). The regulation of Internet domains in the United States and in foreign countries is subject to change. ICANN and other regulatory bodies could establish additional requirements for previously owned Internet domains or modify the requirements for Internet domains. Furthermore, ICANN has and will likely continue to make changes to the scope of domain products available to the marketplace that could have an impact on the competition for domain.

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

Employees

As of December 31, 2015, we employed a total of 375 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

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

We had an accumulated deficit of $163.5 million as of December 31, 2015. Our net expenses may increase based on the initiatives we undertake which, for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue or contribution from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 10% of total revenues for the year ended December 31, 2015. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for December 2015, Yahoo! and Microsoft accounted for 12.4% and 21.1%, respectively, of the core search market in the United States and Google accounted for 63.8%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP, hibu, Inc., CDK Global, Yodle, Resolution Media, OMD Digital, and Yellow Pages Ltd (formerly Yellow Media) for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners and agencies could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

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

Through our contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call arrangement with YP. In 2015, we extended these arrangements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 29% of our total revenues for the year ended December 31, 2015. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and, if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 18% and less than 10% of total revenues, respectively, for the year ended December 31, 2015.

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

We received approximately 66% and 61% of our revenue from our five largest customers for the years ended December 31, 2014 and 2015, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 66% and 61% of our total revenues for the years ended December 31, 2014 and 2015, respectively. In 2015, YP and Resolution Media were our largest customers and were responsible for 29% and 18% of our total revenues, respectively, for the year ended December 31, 2015.

Through our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2015, we extended these arrangements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and, if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

Our primary arrangement with Resolution Media, who acts as an agent on advertisers’ behalf, is for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm, represented the majority of the revenue generated by Resolution Media for the year ended December 31, 2015. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 19% of total revenues for the year ended December 31, 2015.

In September 2014, Allstate ceased purchases of the pay-for-call services and we do not expect Allstate will purchase additional pay-for-call services in the foreseeable future. Allstate was responsible for 28% of our total revenues for the year ended December 31, 2014.

Many of our largest customers are not subject to long term contracts with us and are able to reduce advertising spend at any time and for any reason. In some cases, we engage with our customers through advertising agencies, who act on behalf of the customer. Advertising agencies may place insertion orders with us for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

Many of our advertisement distribution processes are automated. In some cases, advertisers or reseller partners use our online tools and account management systems to create and submit advertiser listings, and in other cases, we create and submit advertising listings on behalf of our advertisers or reseller partners. These advertiser listings are submitted in a bulk data feed or through the distribution partners’ user interface. Although we monitor our distribution partners on an ongoing basis primarily for traffic quality, these partners control the distribution of the advertiser listings provided in the data feed or user interface submissions.

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

If the market for mobile marketing and advertising develops more slowly than we expect, our business could suffer. Our future success is highly dependent on the commitment of advertisers and marketers to mobile communications as an advertising and marketing medium, the willingness of our potential advertisers to outsource their mobile advertising and marketing needs, and our ability to sell our mobile advertising services to reseller partners and agencies. The mobile advertising and marketing market is relatively new and rapidly evolving. Businesses, including current and potential advertisers, may find mobile advertising or marketing to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services. As a result, the future demand and market acceptance for mobile marketing and advertising is uncertain. Many of our current or potential advertisers may have little or no experience using mobile communications for advertising or marketing purposes and have allocated only a limited portion of their advertising or marketing budgets to mobile communications advertising or marketing, and there is no certainty that they will allocate more funds in the future, if any. Funds to these types of campaigns may fluctuate greatly as different agencies and advertisers test and refine their overall marketing strategies to include mobile advertising and analytics tools. The adoption rate and budget commitments may vary from period to period as agencies and advertisers determine the appropriate mix of media and lead sources in short term and longer term campaigns.

We are dependent upon the quality of mobile, online, offline and other traffic sources in our network to provide value to our advertisers and the advertisers of our reseller partners and agencies, and any failure in our quality control could have a material adverse effect on the value of our services to our advertisers and adversely affect our revenues.

We utilize certain monitoring processes with respect to the quality of the mobile, online, offline and other traffic sources that we deliver to our advertisers. Among the factors we seek to monitor are sources and causes of low quality phone calls such as unwanted telemarketer calls and clicks or other actions such as non-human processes, including robots or robocallers, spiders or other software, the mechanical automation of calling or clicking, and other types of invalid calls or clicks, call or click fraud, or call or click spam, the purpose of which is something other than to view the underlying content. Additionally, we also seek to identify other indicators which may suggest that a user may not be targeted by or desirable to our advertisers. Even with such monitoring in place, there is a risk that a certain amount of low quality mobile, online, offline and other traffic or traffic that is deemed to be less valuable by our advertisers will be delivered to such advertisers, which may be detrimental to those relationships. We have regularly refunded fees that our advertisers had paid to us which were attributed to low quality mobile, online, offline and other traffic. If we are unable to stop or reduce low quality phone calls and Internet traffic, these refunds may increase. Low quality mobile, online, offline and other traffic may further prevent us from growing our base of advertisers and cause us to lose relationships with existing advertisers, or become the target of litigation, both of which would adversely affect our revenues.

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

Our success depends, in part, on our ability to operate without infringing on the intellectual property rights of others. There can be no guarantee that any of our intellectual property will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims, and claims of copyright infringement with respect to certain of our websites that would be costly to defend and could limit our ability to use certain critical technologies. The expansion of our call advertising business increases the potential intellectual property infringement claims we may be subject to, particularly in light of the large number of patents which have been issued (or are pending) in the telecommunications field over the last several decades, both in the U.S. and internationally. Jingle, which we acquired in 2011, was subject to patent infringement claims, which were unsuccessful at trial. We resolved this matter and obtained a license to the patents at issue.

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

One potential area of growth for us is in international markets. We have operations, through our subsidiaries, in other countries. Currently, we have operations in Australia, Canada, Ireland, New Zealand, and the United Kingdom. We are exploring various customer opportunities internationally. Our international expansion and the integration of international operations present unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. We may also have to offer our products and services in a modified format which may not be as compelling to certain customers. Our continued international expansion also subjects us to increased foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. There are risks inherent in conducting business in international markets, including:

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

We are heavily dependent upon the continued services of our executive founders, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. Further, as of December 31, 2015, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, together controlled 79% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive founders, for any reason, or any conflict among our executive founders, could harm our current and future operations and prospects.

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

Impairment of goodwill would result in a decrease in earnings.

Current accounting rules require that goodwill be tested for impairment at least annually and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of our common stock and market capitalization. Significant and sustained declines in the stock price and market capitalization, a significant decline in expected future cash flows or a significant adverse change in the business climate, among other factors, could result in the need to perform an impairment analysis in future periods. We cannot accurately predict the amount and timing of any future impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, we would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

The Company reviews goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed its annual impairment testing as of November 30, 2015. As a result of the testing, the Company determined that there was no impairment of goodwill for the year ended December 31, 2015.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time, during the period January 1, 2016 to March 7, 2016, our stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact the our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2016.

We may be required to increase or decrease the valuation allowance against our deferred tax assets.

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and, if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. We increased the valuation allowance by $22.3 million to record a full valuation allowance against our deferred tax assets as of September 30, 2014 resulting in a corresponding income tax expense of $22.3 million for the third quarter of 2014. As of December 31, 2015, our deferred tax assets were $34.5 million and we have provided a full valuation allowance on the Company’s deferred tax assets as we believe it is not more likely than not that these assets will be realized.

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

We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards.

From time to time, we are subject to claims and litigation, which could seriously harm our business and require us to incur significant costs. On November 17, 2015, Steven Porter, a purported shareholder of the company, filed a securities class action, alleging violations of the federal securities laws (the “Complaint”) in the United States District Court for the Southern District of New York (Civil Action No. 15-cv-09011). The defendants in the case are Marchex, Inc. and certain officers (collectively, the “Defendants”). Mr. Porter seeks to represent all people who purchased or otherwise acquired the company’s common stock during the period from March 19, 2014 to September 18, 2014, and seeks unspecified damages. The Complaint alleges violations under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by all Defendants and violations under Section 20(a) of the Exchange Act by certain officers. The Complaint alleges that the Defendants made false and/or misleading statements and/or failed to disclose material adverse facts about the company’s business, operations, and prospects. On February 4, 2016, we filed a Motion to Transfer this case to the United States District Court for the Western District of Washington.

We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Defending against litigation may require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses.

If we are a party to material litigation and if the defenses we claim are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business and consolidated financial statements.

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

We currently or potentially compete with leading search engines and digital advertising networks such as Google and Microsoft. We also compete with call analytics technology providers such as Twilio, Telemetrics, Invoca, DialogTech and Convirza. As we continue to advance our data analytics technologies, we anticipate facing increased competition from companies providing more broad advertising solutions, such as data management companies like Datalogix. We also face competition on the call supply side, where competing mobile ad companies like xAd look to outbid, partner with or otherwise secure sources of call supply we utilize. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position. Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

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

In addition to digital/online companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a very small portion of which is allocated to mobile or Internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is generally lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results, and in turn, the market price of our securities. In the first quarter of the calendar year, this trend generally reverses with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment has resulted in many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect may impact our quarterly results of operations in addition to typical seasonality seen in our industry.

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

Our future revenue and profits, if any, depend upon the continued widespread use of mobile technologies and the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of mobile technologies (including mobile devices, in particular) and the Internet include:

•	possible disruptions or other damage to the mobile, Internet or telecommunications infrastructure and networks;

•	failure of the individual networking infrastructures of our advertisers, reseller partners, and distribution partners to alleviate potential overloading and delayed response times;

•	a decision by advertisers and consumers to spend more of their marketing dollars on offline programs;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of data security or privacy protection.

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

The federal government passed legislation placing a ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions through the Internet Tax Freedom Act, which was extended through December 11, 2015 (which has not yet been further extended). The proposed Marketplace Fairness Act, if enacted into law, would allow states to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. An increase in taxes may make electronic commerce transactions less attractive for advertisers and businesses, which could result in a decrease in the level of usage of our services. Additionally, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and the Company’s filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. We cannot predict the outcome of any of these reviews.

Risks Relating to Ownership of our Class B common stock

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through December 31, 2015. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of December 31, 2015, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 78% of the combined voting power of all outstanding shares of our capital stock. These executive founders together control 79% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our

Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Our headquarters are located in Seattle, Washington and consist of approximately 61,000 square feet of leased office space. We lease additional office space in San Francisco, California, Las Vegas, Nevada, and New

York, New York. We also lease office space internationally in Sydney, Australia. Our information technology systems are hosted and maintained in third party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

We believe that our existing facilities, together with additional space we believe we can lease at reasonable market rates, are adequate for our near term business needs.

ITEM 3.	LEGAL PROCEEDINGS.

On November 17, 2015, Steven Porter, a purported shareholder of the Company, filed a putative securities class action, alleging violations of the federal securities laws (the “Complaint”) in the United States District Court for the Southern District of New York (Civil Action No. 15-cv-09011). The defendants in the case are Marchex, Inc. and certain officers (collectively, the “Defendants”). Mr. Porter seeks to represent all people who purchased or otherwise acquired the Company’s common stock during the period from March 19, 2014 to September 18, 2014, excluding the Defendants, and seeks unspecified damages. The Complaint alleges violations under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by all Defendants and violations under Section 20(a) of the Exchange Act by certain officers. The Complaint alleges that the Defendants made false and/or misleading statements and/or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On February 4, 2016, the Company filed a Motion to Transfer this case to the United States District Court for the Western District of Washington (the “Motion to Transfer”). Mr. Porter did not oppose the Motion to Transfer. The Company intends to vigorously defend itself against the claims asserted in this action. The Company believes that the Defendants have meritorious defenses to the allegations made in the Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements.

In addition, the Company from time to time is a party to disputes and legal and administrative proceedings arising from the ordinary course of business. Management does not expect the results of any of these actions to have a material effect on the Company’s business or consolidated financial statements.

For information regarding our legal proceedings, see Note 4. Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

	High	Low
Year ended December 31, 2014
First Quarter	$12.47	$8.89
Second Quarter	$12.09	$9.24
Third Quarter	$12.39	$3.96
Fourth Quarter	$5.25	$3.55
Year ended December 31, 2015
First Quarter	$4.75	$3.81
Second Quarter	$5.21	$3.92
Third Quarter	$4.93	$3.65
Fourth Quarter	$4.60	$3.64

Holders

As of March 2, 2016, there were 41,967,584 shares of common stock outstanding that were held by 98 stockholders of record. Of these shares:

•	5,232,636 shares were issued as Class A common stock, and as of this date were held by 3 stockholders of record; and

•	36,734,948 shares were issued as Class B common stock, and as of this date were held by 95 stockholders of record.

Dividends

In November 2006, we initiated a quarterly cash dividend at $0.02 per share of Class A common stock and Class B common stock. No dividends were declared or paid in 2013. In 2014, our board of directors declared quarterly dividends in the amount of $0.02 per share on our Class A and Class B common stock in each of the quarters, totaling $3.3 million for the year. In 2015, quarterly dividends of $0.02 per share were paid on February 17 and May 18 to the holders of record as of the close of business on February 6 and May 7, respectively. The aggregate quarterly dividends, paid in February and May, were $1.7 million. We do not anticipate declaring or paying further dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the fourth quarter of 2015, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
Class B Common Shares:
October 1—October 31, 2015 (2)	49,920	$4.03	47,670	1,502,976
November 1—November 30, 2015	47,120	$4.27	47,120	1,455,856
December 1—December 31, 2015 (2),(3)	113,923	$3.61	48,055	1,407,801

Total Class B Common Shares	210,963	$3.86	142,845	1,407,801

(1)	In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.
(2)	Shares of restricted equity subject to vesting which were issued to a certain employee. We repurchased 2,250 and 10,500 shares which were not already vested for $0.01 per share upon termination of employment for the months ended October 31 and December 31, 2015, respectively.
(3)	Includes 55,368 shares of Class B common stock for the period December 31, 2015, which were repurchased to satisfy certain employees’ minimum tax withholding obligations in connection with the vesting of restricted stock awards and were based on the fair market value on the vesting date.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marchex under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from December 31, 2010 through December 31, 2015 of cumulative total return for our Class B common stock, the NASDAQ Composite Index (the “NASDAQ Composite Index”) and the RDG Internet Composite Index (the “RDG Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2009 through 2015. The graph assumes that $100 was invested on December 31, 2010 in the Class B common stock of the Company, the NASDAQ Composite Index and the RDG Internet Composite Index and assumes reinvestment of any dividends. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Marchex, Inc.	$100	$66.16	$46.33	$97.52	$52.34	$44.79
NASDAQ Composite Index	$100	$100.53	$116.92	$166.19	$188.78	$199.95
RDG Internet Composite Index	$100	$102.11	$122.23	$199.42	$195.42	$267.25

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated financial data for the years ended December 31, 2011 and 2012 is derived from our audited consolidated financial statements which are not included in this Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2013, 2014 and 2015, and the consolidated balance sheet data at December 31, 2014 and 2015, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.

The historical results are not necessarily indicative of the results to be expected in any future period.

Consolidated Statements of Operations Data (in thousands except per share amounts):

	Year ended December 31,
	2011	2012	2013	2014	2015
Revenue	$133,704	$129,309	$147,837	$173,601	$143,013
Loss from operations	$(3,844)	$(14,061)	$(2,102)	$(222)	$(507)
Loss from continuing operations	$(3,559)	$(29,845)	$(2,162)	$(22,793)	$(597)
Discontinued operations, net of tax	$6,518	$(5,352)	$3,979	$3,703	$27,318
Net income (loss)	$2,959	$(35,196)	$1,817	$(19,090)	$26,721
Net income (loss) applicable to common stockholders	$2,700	$(35,853)	$1,817	$(19,217)	$26,684
Basic and diluted net income (loss) per Class A share applicable to common stockholders:
Continuing operations applicable to common stockholders	$(0.12)	$(0.90)	$(0.06)	$(0.57)	$(0.01)
Discontinued operations, net of tax	$0.20	$(0.16)	$0.11	$0.09	$0.66

Net income (loss) per Class A share applicable to common stockholders	$0.08	$(1.06)	$0.05	$(0.48)	$0.65
Basic and diluted net income (loss) per Class B share applicable to common stockholders:
Continuing operations applicable to common stockholders	$(0.12)	$(0.89)	$(0.06)	$(0.57)	$(0.01)
Discontinued operations, net of tax	$0.20	$(0.16)	$0.11	$0.09	$0.66

Net income (loss) per Class B share applicable to common stockholders	$0.08	$(1.05)	$0.05	$(0.48)	$0.65
Shares used to calculate basic net income (loss) per share:
Class A	9,928	9,574	8,816	5,853	5,233
Class B	23,358	24,412	26,798	34,157	35,935
Shares used to calculate diluted net income (loss) per share:
Class A	9,928	9,574	8,816	5,853	5,233
Class B	33,285	33,986	35,614	40,010	41,168

Consolidated Balance Sheet Data (in thousands), except per share data:

	December 31,
	2011	2012	2013	2014	2015
Cash and cash equivalents	$37,443	$15,930	$30,912	$80,032	$109,155
Working capital	$16,168	$21,683	$39,675	$85,849	$118,823
Total assets	$220,058	$149,147	$162,148	$180,669	$204,992
Other non-current liabilities	$2,580	$2,216	$2,095	$1,118	$662
Total liabilities	$61,050	$26,212	$27,393	$24,516	$17,526
Total stockholders’ equity	$159,008	$122,935	$134,755	$156,153	$187,466
Cash dividends declared per common share	$0.08	$0.25	$—	$0.08	$0.04

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Marchex is an advertising analytics company. We power global brands to truly understand the mobile consumer journey by connecting online behavior to real-world, offline actions.

We provide products and services for enterprises that depend on consumer phone calls to drive sales. Our media analytics products can connect call data to media channels – including search and display– down to the campaign, keyword and impression so marketers can maximize advertising returns. Our sales analytics products deliver actionable intelligence on the offline consumer journey to help prospects become customers.

Our primary product offerings are:

•	Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Marketers use this platform to understand which marketing channels, advertisements, keywords and creatives are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that can extract data and insights about what is happening during a call and measures the outcome of calls and return on investment. The platform also includes technology that blocks robocalls, telemarketers and spam calls to save businesses time. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, Kenshoo, DoubleClick Search, Marin Software and many other marketing dashboards and tools. Advertisers pay us a fee for each call or call related data element they receive from calls including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on pre-negotiated rates.

Marchex Call Analytics for Search. Marchex Call Analytics for Search is a product for search marketers that drive phone calls from search campaigns. Marchex Call Analytics for Search attributes inbound phone calls made directly from paid search ads and landing pages to a keyword. The platform can deliver this data as well as data about call outcomes directly into search management platforms like DoubleClick Search and Kenshoo. According to a June 2015 BIA Kelsey report, phone calls from search to businesses from smartphones will reach over 40 billion and the number of mobile searches will exceed desktop searches in 2016.

Marchex Display Analytics. Marchex Display Analytics, currently in beta, is a product for marketers that buy digital display advertising. Marchex Display Analytics can measure the influence that display advertising has on inbound phone calls so that marketers can better attribute their return on advertising spend for inbound phone calls and delivers this data to marketers in a reporting dashboard. According to a March 2015 eMarketer report, display advertising spend is expected to reach over $37 billion in the US by 2017.

•	Marchex Call Marketplace. Marchex Call Marketplace is a mobile advertising network for businesses that depend on inbound phone calls to drive sales. We offer advertisers ad placements across numerous mobile and online media sources to deliver qualified calls to their businesses. It leverages Marchex Call Analytics platform for tracking, reporting and optimization. Advertisers are charged on a pay-per-call or cost per action basis.

•	Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our Local Leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2015, we extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 25%, 25% and 29% of our total revenues in the years ended December 31, 2013, 2014 and 2015, respectively. We also have a separate distribution partner agreement with YP.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We have offices in Seattle, Washington; Las Vegas, Nevada; and New York, New York. In October 2015, we opened offices in Sydney, Australia and San Francisco, California.

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

We historically generated revenue from two business segments: Call-driven and Archeo. Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our call analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our local leads technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Archeo revenue includes revenue generated from advertisements on our previously owned and operated websites and third-party distribution. In December 2015, we sold the remaining Archeo operations. This disposition did not meet the criteria for discontinued operations, and as a result the operating results are reflected in continuing operations under the Archeo segment. We do not expect to generate any significant Archeo revenue after December 31, 2015. Prior to the December 2015 disposition, we sold certain assets related to Archeo’s pay-per-click advertising services in July 2013 and, in April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to these dispositions are shown as discontinued operations in the consolidated statements of operations for all periods presented. See Note 10. Discontinued Operations and Disposition for further discussion regarding the dispositions. For detail on revenue by segment and geographical area for the three most recent fiscal years, see Note 9. Segment Reporting and Geographic Information of the notes to our consolidated financial statements.

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2013, 2014 and 2015.

Revenue

We generate revenue through our call advertising services, pay-per-click advertising services, and our local leads platform, which includes our call and click services.

Our performance-based advertising services, which include call advertising, cost-per-action services, and pay-per-click services, amounted to greater than 77% of revenues in all periods presented. In addition, we generate revenue through our Local Leads platform, which enables partner resellers to sell call advertising and/or search marketing products, and campaign management services. These secondary sources accounted for less than 23% of our revenues in all periods presented. We have no barter transactions.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owed that occurs subsequent to period ends.

Performance-Based Advertising and Other Services

In providing pay-for call marketing services, we generate revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each phone call, which occurs when a user makes a phone call or clicks on any of their advertisement listings after it has been placed us or by our distribution partners. Each phone call on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, and other targeted Web-based content, mobile carriers and offline sources. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action.

Our call analytics technology platform provides data and insights that can measure the performance of mobile, online and offline advertising for advertisers and small business resellers. We generate revenue from our call analytics technology platform when advertisers pay us a fee for each call or call related data element they receive from calls including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

We generate revenue from reseller partners and publishers utilizing our Local Leads platform to sell call advertising, search marketing, and other lead generation products. We are paid account fees and also agency fees for our products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners or publishers engage the advertisers and are the primary obligor, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

Industry and Market Factors

We enter into agreements with various mobile, online and offline distribution partners to provide distribution for pay-for-call advertisement listings which contain call tracking numbers and/or URL strings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount for each phone call on these listings. The level of phone calls contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. If we do not add new distribution partners, renew our current distribution partner agreements, replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to grow will be impacted by our ability to increase our distribution, which impacts the number of mobile and Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert calls from these mobile and Internet users into completed transactions, such as a purchase or sign up. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services.

We have revenue concentrations with certain large customers. Many of these customers are not subject to long term contracts with us and are able to reduce advertising spend at any time and for any reason. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies may place insertion orders with us for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

We anticipate that these variables will fluctuate in the future, affecting our ability to grow and our financial results. In particular, it is difficult to project phone call usage, the number of phone calls or other actions performed by users of our services which will be delivered to our advertisers, and how much advertisers will spend with us, and the amount they are willing to pay for our services. It is even more difficult to anticipate the average revenue per phone call or other performance-based action. It is also difficult to anticipate the impact of worldwide and domestic economic conditions on advertising budgets.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	telecommunication costs, including the use of phone numbers relating to our call products and services;

•	maintaining our websites;

•	domain name registration renewal fees;

•	domain name costs;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of our websites, network equipment and software;

•	colocation service charges of our network website equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

User Acquisition Costs

For the periods presented the largest component of our service costs consists of user acquisition costs that relate primarily to payments made to distribution partners for access to their mobile, online, offline, or other user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their web sites, indexes or other sources of user traffic. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per phone call or other action. Other payment structures that to a lesser degree exist include:

•	variable payments based on a specified metric, such as number of paid phone calls or other actions;

•	fixed payments, based on a guaranteed minimum amount of usage delivered; and

•	a combination arrangement with both fixed and variable amounts that may be paid in advance.

We expense user acquisition costs based on whether the agreement provides for variable or fixed payments. Agreements with variable payments based on a percentage of revenue, number of paid phone calls, or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate. Agreements with fixed payments with minimum guaranteed amounts of usage are expensed at the greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share.

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statements of operations.

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill related to advertising relationships, distribution relationships, and acquired technology identified in connection with our acquisitions. These assets are amortized over useful lives ranging from 12 to 36 months. As of December 31, 2015, our intangible assets from acquisitions have been fully amortized.

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. In 2014, we adopted ASU 2013-11 whereby we reclassified uncertain tax positions of $534,000 from other non-current liabilities to deferred tax assets. Uncertain tax positions as of December 31, 2014 and 2015 amounted to $717,000 and $888,000, respectively.

At December 31, 2015, based upon both positive and negative evidence available, the Company determined that it is not more likely than not that its deferred tax assets of $34.5 million will be realized and accordingly, the Company has recorded 100% valuation allowance of $34.5 million against these deferred tax assets. This compares to a valuation allowance of $44.8 million at December 31, 2014. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We also considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2013, 2014, and 2015 of $7.6 million, $10.9 million, and $13.6 million, respectively. As of December 31, 2015, the Company’s federal NOL carryforwards were approximately $40.0 million for income tax purposes, which will begin to expire in 2026. As of December 31, 2015, the Company’s state, city, and other foreign jurisdiction NOL carryforwards were approximately $6.2 million, which begin to expire in 2025.

In addition, at December 31, 2014 and 2015, we have certain federal NOL carryforwards of approximately $1.7 million, which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred related to these specific NOL carryforwards, and that the utilization is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, we have not included these federal NOL carryforwards in its deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Comparison of the year ended December 31, 2014 (2014) to the year ended December 31, 2015 (2015) and comparison of the year ended December 31, 2013 (2013) to the year ended December 31, 2014 (2014).

Segments

We have organized our operations into two segments: (1) the Call-driven segment, which is comprised of our performance-based advertising business focused on driving, analyzing, and measuring phone calls and the related outcomes; and (2) the Archeo segment, which is comprised of our click-based advertising and Internet domain operations.

In July 2013, we sold certain assets related to Archeo’s pay per click advertising services and, in April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. As a result, the operating results related to these dispositions are shown as discontinued operations, net of tax, in the consolidated statements of operations for all periods presented and are excluded from segment reporting. In December 2015, the Company sold the remaining Archeo operations. This disposition did not meet the criteria for discontinued operations, and as a result the operating results are reflected in continuing operations. We do not expect to generate any significant Archeo revenue after December 31, 2015. See Note 10. Discontinued Operations and Disposition in the Notes to Consolidated Financial Statements for further discussion.

	Years ended December 31,
	2013	2014	2015
Call-driven
Revenue	$135,126	$168,051	$139,886
Operating expenses	128,829	156,952	132,077

Segment profit	$6,297	$11,099	$7,809

Archeo
Revenue	$12,711	$5,550	$3,127
Operating expenses	8,072	4,617	2,696

Segment profit	$4,639	$933	$431

Reconciliation of segment profit to loss from continuing operations before provision for income taxes:
Total segment profit	$10,936	$12,032	$8,240
Less reconciling items:
Stock-based compensation	9,234	11,888	10,024
Amortization of intangible assets from acquisitions	2,926	434	—
Acquisition and disposition related costs	878	(68)	219
Gain on sale of Archeo assets	—	—	(1,496)
Interest expense and other, net	37	62	63

Loss from continuing operations before provision for income taxes	$(2,139)	$(284)	$(570)

	Years ended December 31,
	2013	2014	2015
Reconciliation of segment revenue to consolidated revenue
Call-driven	$135,126	$168,051	$139,886
Archeo	12,711	5,550	3,127

Total	$147,837	$173,601	$143,013

Revenue

2014 to 2015

Revenue decreased 18% from $173.6 million in 2014 to $143.0 million in 2015. The decrease was due primarily to a decrease in our Call-driven revenues.

Our Call-driven revenues decreased 17% from $168.1 million in 2014 to $139.9 million in 2015. This decrease was due primarily to our call advertising arrangement with Allstate Insurance Company (“Allstate”), which ceased in September 2014 and contributed $48.8 million of revenue for the year ended December 31, 2014 and, to a lesser extent, fewer YP small business accounts related revenues. This was partially offset by an increase in other advertiser budgets for our pay-for-call and call analytic services.

Our arrangement with Allstate was for call advertising services and accounted for 28% of total revenues for the year ended December 31, 2014. Our primary arrangement with Allstate in 2014 was for pay-for-call services within our Call Marketplace whereby we charge an agreed-upon price for qualified calls or leads from our network. In September 2014, Allstate ceased purchases of the pay-for-call services. Allstate accounted for $48.8 million of total revenues for the year ended December 31, 2014. The related distribution partner payments (a component of service costs) were $43.3 million and revenues less such distribution partner payments were $5.5 million for the year ended December 31, 2014. During the three months ended March 31, 2015, we recognized $462,000 in revenues from Allstate, primarily related to a final performance clause under our arrangement with Allstate. We do not expect Allstate will purchase additional pay-for-call services in the foreseeable future.

Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP within our Call Marketplace. We charge an agreed-upon price for qualified calls or leads from our network. In 2015, we extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total revenue may decrease. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. In addition, we expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues. We expect YP will comprise a lower percentage of total revenues in near term and prospective periods than in recent periods. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. YP accounted for 25% and 29% of total revenues for the years ended December 31, 2014 and 2015, respectively.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for less than 10% of total revenues for the year ended December 31, 2014 and 18% of total revenues for the year ended December 31, 2015, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for less than 10% of total revenue for the year ended December 31, 2014 and 19% of revenue for the year ended December 31, 2015.

Our Archeo revenues decreased 44% from $5.6 million for the year ended December 31, 2014 to $3.1 million in the same period for 2015. These decreases were primarily due to lower revenues from cost-per-actions from resellers related to our local search and directory web sites.

In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of our domain portfolio. The operating results of this disposition are shown as discontinued operations in the condensed consolidated statements of operations. In December 2015, the Company sold the remaining Archeo operations. This disposition did not meet the criteria for discontinued operations, and, as a result, the operating results are reflected in continuing operations. We do not expect to generate any significant Archeo revenue after December 31, 2015.

2013 to 2014

Revenue increased 17% from $147.8 million for 2013 compared to $173.6 million in 2014. The increase was due primarily to an increase in our Call-driven revenues.

Our Call-driven revenues increased 24% from $135.1 million in 2013 to $168.1 million in 2014. This increase was primarily due to an increase in national advertiser budgets in our pay-for-call services.

Our Archeo revenues decreased 56% from $12.7 million in 2013 to $5.6 million in 2014. The decrease in revenues was primarily from our cost-per-actions revenue from resellers related to our local search and directory web sites, our pay-per-click listings revenue and presence management due to fewer advertisers utilizing our services and lower advertiser spend amounts on our pay-per-click listings.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number and volume of transactions with advertisers and advertising services providers and maintaining and increasing the number of phone calls and the other actions performed by users of our services through our distribution partners. We believe this is dependent in part on delivering quality traffic that ultimately results in purchases or conversions as well as providing through our call analytics platform quality data and insights that can measure the performance of advertising spend for our advertisers and advertising service providers. Our revenues are primarily generated using third party distribution networks to deliver the pay-for-call advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action. Other revenues include our call provisioning and call tracking services, local leads platform for resellers, and campaign management services. Companies distributing advertising through mobile and internet based sources have experienced, and are likely to continue to experience consolidation. If we do not add new distribution partners, renew our current distribution partner agreements, replace traffic lost from terminated distribution agreements with other sources, or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. We utilize phone numbers as part of our services to advertisers, such as our pay-for-call and call analytics services, which enables advertisers and other users of our services to help measure the effectiveness of mobile, online, and offline advertising campaigns. If we are not able to secure or retain sufficient phone numbers needed for our services or we are limited in the number of available telecommunication carriers or vendors to provide such phone numbers to us in the event of any industry consolidation or if telecommunication carriers or vendors were to experience system disruptions, our revenue and results of operations may be materially and adversely affected. In addition, if revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher call volumes could materially and adversely affect our revenue and results of operations.

We anticipate that these variables will fluctuate in the future, affecting our growth rate and our financial results. In particular, it is difficult to project phone call usage, the number of phone calls or other actions performed by users of our service, which will be delivered to our advertisers, and how much advertisers will spend with us and the amount they are willing to pay for our services. It is even more difficult to anticipate the average revenue per phone call or other actions. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets.

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

Expenses

Expenses were as follows (in thousands):

	Years ended December 31,
	2013	% of revenue	2014	% of revenue	2015	% of revenue
Service costs	$88,683	60%	$111,259	64%	$78,767	55%
Sales and marketing	10,764	7%	11,719	7%	16,462	11%
Product development	27,331	18%	29,561	17%	31,058	22%
General and administrative	19,357	13%	20,918	12%	18,510	13%
Amortization of intangible assets from acquisitions	2,926	2%	434	0%	—	0%
Acquisition and disposition related costs	878	1%	(68)	0%	219	0%

	$149,939	101%	$173,823	100%	$145,016	101%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statements of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Years ended December 31,
	2013	2014	2015
Service costs	$1,179	$1,373	$1,189
Sales and marketing	643	888	1,307
Product development	1,635	2,595	2,410
General and administrative	5,777	7,032	5,118

Total stock-based compensation	$9,234	$11,888	$10,024

See Note 6 (b). Stock Option Plan of the Notes to Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 29% from $111.3 million in 2014 to $78.8 million in 2015. The decrease was primarily attributable to a decrease in distribution partner payments, personnel costs, and stock-based compensation totaling $33.0 million, offset partially by increases in communication and network costs. As a percentage of revenue, service costs were 64% and 55% for 2014 and 2015, respectively. The 2015 decrease as a percentage of revenue in service costs was primarily a result of a decrease in distribution partner payments and, to a lesser extent, revenues from our local leads platform comprising a higher proportion of revenue compared to the 2014 period. Our local leads platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

Service costs increased 25% from $88.7 million in 2013 to $111.3 million in 2014. The increase was primarily attributable to an increase in distribution partner payments, and personnel costs, and stock-based compensation totaling $23.3 million, offset partially by decreases in communication and network costs and fees paid to outside service providers. As a percentage of revenue, service costs were 60% and 64% for 2013 and 2014, respectively. The 2014 increase as a percentage of revenue was primarily a result of higher distribution partner payments and our proprietary website traffic sources, included in Archeo revenues, comprising a lower proportion of revenue compared to 2013. Proprietary website traffic sources included in Archeo revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform make up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect service costs as a percentage of revenue in the near term to be modestly higher relative to the most recent quarterly period. We also expect that in the longer term service costs will increase in absolute dollars and as a percentage of revenue in connection with any revenue increase as a result of costs associated with the expansion and additional investment in our communications and network infrastructure as we scale and adapt to increases in the volume of transactions, calls, and traffic and as we invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 40% from $11.7 million in 2014 to $16.5 million in 2015. As a percentage of revenue, sales and marketing expenses were 7% and 11% for 2014 and 2015, respectively. The increase in dollars and percentage of revenue was primarily attributable to an increase in personnel costs, stock-based compensation, outside marketing activities, travel costs, and fees paid to outside service providers totaling $4.6 million. The increase as a percentage of revenue was also attributable to lower revenues.

Sales and marketing expenses increased 9% from $10.8 million in 2013 to $11.7 million in 2014. The net increase in dollars was primarily attributable to an increase in personnel costs, stock-based compensation, and fees paid to outside service providers totaling $1.3 million, partially offset by a decrease in online and outside marketing costs. The 2014 percentage of revenue was relatively consistent with the 2013 percentage of revenue.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be higher in absolute dollars and to increase in the longer term as we expand our sales force, marketing initiatives, and look to further our international initiatives. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses increased 5% from $29.6 million in 2014 to $31.1 million in 2015. As a percentage of revenue, product development expenses were 17% and 22% for 2014 and 2015, respectively. The net increase in dollars and percentage of revenue was primarily due to an increase in personnel costs, fees paid to outside service providers, depreciation, and facility expenses of $1.6 million, offset partially by a decrease in stock-based compensation. The increase as a percentage of revenue was also attributable to lower revenues.

Product development expenses increased 8% from $27.3 million in 2013 to $29.6 million in 2014. The net increase in dollars was primarily due to an increase in personnel costs and stock-based compensation totaling $2.5 million, offset partially by a decrease in fees paid to outside service providers. The 2014 percentage of revenue was relatively consistent with the 2013 percentage of revenue.

In the near term, we expect product development expenditures to be relatively stable to modestly higher in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses decreased 12% from $20.9 million in 2014 to $18.5 million in 2015. The net decrease was primarily due to a decrease in personnel costs, stock-based compensation, fees paid to outside service providers, and bad debt expense totaling $2.6 million, offset partially by an increase in travel and other operating expenses. The 2015 percentage of revenue was relatively consistent with the 2014 percentage of revenue.

General and administrative expenses increased 8% from $19.4 million in 2013 to $20.9 million in 2014. The net increase was primarily due to an increase in personnel costs, stock-based compensation, fees paid to outside service providers, and other operating costs totaling $2.1 million, offset partially by a decrease in bad debt expense. The 2014 percentage of revenue was relatively consistent with the 2013 percentage of revenue.

We expect our general and administrative expenses to be modestly higher in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations, including internationally, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Segment Profit. Call-driven segment profit decreased 30% from $11.1 million in 2014 to $7.8 million in 2015. The decrease in profit was due primarily to a decrease in Call-driven revenues. Archeo segment profit decreased 54% from $933,000 in 2014 to $431,000 in 2015. The decrease was primarily from lower cost-per-actions revenues related to our local search and directory web sites.

Call-driven segment profit increased 76% from $6.3 million in 2013 to $11.1 million in 2014. The increase in profit was primarily due to an increase in national advertiser budgets in our pay-for-call services. Archeo segment profit decreased 80% from $4.6 million in 2013 to $933,000 in 2014. The decrease was primarily from lower cost-per-actions revenues from resellers related to our local search and directory web sites, our pay-per-click listings revenue and presence management due to fewer advertisers utilizing our services and lower advertising spend amounts on our pay-per-click listings.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $2.9 million, $434,000, and $0 in 2013, 2014, and 2015, respectively. The intangible assets related to the April 2011 Jingle acquisition were fully amortized during 2014, which resulted in the decrease in amortization expense from 2013 to 2014 and to 2015.

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

At December 31, 2015, our goodwill balance of $63.3 million related to our Call-driven reporting unit. During the first half of 2015, Archeo goodwill decreased from $2.4 million to $0 due to the sale of certain assets related to Archeo’s domain operations in April 2015. The assets sold constituted a business within the Archeo reporting unit. Goodwill was allocated to the sold business based on its relative fair value compared to the remainder of the Archeo reporting unit.

We perform our annual impairment testing in accordance with the Accounting Standards Codification 350, Intangibles—Goodwill and Other on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. No impairment was identified in 2013, 2014 and 2015.

In performing our annual testing, the estimated fair values of our reporting units were based on estimates of future operating results, discounted cash flows and other market-based factors. To calculate the estimated fair value of the Call-driven reporting unit, we used the discounted cash flow method and market approach, which are weighted equally. We estimated the discounted cash flows using estimates of future operating results and discount rates, which take into consideration factors such as estimated future revenues and operating costs, our tax rate and expectations of competitive and economic environments. We also used comparative market multiples and other market-based factors. The quoted market price of our Class B common stock is used to corroborate the results of the estimates of fair values of our reporting units. However, if we had used materially different assumptions regarding the future performance of our reporting units or a lower market multiple in the valuation, this could have resulted in an impairment of some or all of the Company’s goodwill. The percentage of excess fair value over carrying value of the Call-driven reporting unit was approximately 40% as of November 30, 2015.

The testing of goodwill for impairment requires us to make significant estimates about its future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of our common stock and market capitalization. Significant and sustained declines in our stock price and market capitalization, a significant decline in expected future cash flows or a significant adverse change in our business climate, among other factors, could result in the need to perform an impairment analysis in future periods. We cannot accurately predict the amount and timing of any future impairment of goodwill. Should the value of goodwill become impaired, we would record an impairment charge, which could have an adverse effect on our financial condition and results of operations.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period January 1, 2016 to March 7, 2016, our stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2016.

Acquisition and disposition related costs. Acquisition and disposition related costs of $219,000 in 2015 related to professional fees primarily associated with our April 2015 sale of Archeo’s domain operations.

Acquisition and disposition related costs of ($68,000) benefit in 2014 related to a revision in our original estimates regarding the future obligation related to the Jingle office space in 2014. Acquisition and disposition related costs of $878,000 in 2013 were primarily for professional fees and other procedures associated with our proposed separation of our business into two distinct publicly traded companies.

Gain on sale of Archeo assets. In December 2015, we sold the remaining Archeo operations for cash proceeds of $750,000. The estimated transaction costs were approximately $244,000 and the net carrying value of the liabilities assumed were approximately $990,000, resulting in a net gain of $1.5 million from the sale. We evaluated this disposition and determined that it did not meet the criteria for classification as a discontinued operation. As a result, the gain on sale related to this disposition is reflected in our continuing operations in the consolidated statements of operations.

Income Taxes. The income tax expense from continuing operations was $27,000 in 2015 and was related to state income taxes. In 2015, the effective tax rate differed from the expected tax rate of 34% due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts. We recognized approximately $510,000 of federal research and experimental credits as a result of the retroactive extension of the federal research and experimental credit for the period January 1, 2015 to December 31, 2015 as part of the Protecting Americans from Tax Hikes (Path) Act of 2015 signed into law in December 2015. Under Path, the research and development tax credit prospectively became permanent.

At December 31, 2015, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $34.5 million will be realized and accordingly, we have recorded 100% valuation allowance of $34.5 million against these deferred tax assets. This compares to a valuation allowance of $44.8 million at December 31, 2014. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We have incurred federal taxable losses in 2013, 2014, and 2015 of $7.6 million, $10.9 million, and $13.6 million, respectively. During 2015, we sold our Archeo operations and will no longer benefit from the contribution from these operations. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

The income tax expense was $22.5 million in 2014. The effective rate differed from the expected tax rate of 34% due primarily to an increase in the valuation allowance of $22.3 million recorded in the third quarter of 2014 and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options under the fair-value method, federal research and development credits, and other non-deductible amounts. We recognized approximately $547,000 of federal research and experimental credits as a result of the retroactive extension of the federal research and experimental credit for the period January 1, 2014 to December 31, 2014 as part of the Tax Increase Prevention Act of 2014 signed into law in December 2014.

The income tax expense from continuing operations in 2013 was $23,000 and was primarily related to state income taxes. The effective tax rate differed from the expected tax rate of 34% due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts. We recognized approximately $851,000 of federal research and experimental credits related to 2012 and 2013 during 2013 due to the reinstatement of the federal research and development credit in January 2013 as part of the 2012 American

Taxpayer Relief Act. This resulted in an increase in our gross deferred tax assets, which was offset by an increase to our valuation allowance in 2013.

During 2013, 2014 and 2015, we recognized excess tax benefits (shortfalls) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock of approximately ($76,000), ($1.2) million, and $0 respectively, which were recorded to additional paid-in capital.

Discontinued Operations, net of tax. In July 2013, we sold certain assets related to Archeo’s pay-per-click advertising services and, in April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. These disposals meet the requirements of Accounting Standards Codification 205-20, Discontinued Operations, for presentation as discontinued operations. As a result, the operating results related to these dispositions are shown as discontinued operations, net of tax.

Income from discontinued operations, net of tax was $3.0 million, $3.4 million and $5.1 million in 2013, 2014 and 2015, respectively. In the April 2015 sale, we received net cash proceeds at closing of $28.1 million and the sale includes contingent earn-out payments that depend on the achievement of certain sales thresholds. As a result of the sale, we recognized a gain on sale of discontinued operations, net of tax of $22.2 million in 2015. In the July 2013 sale, we received net cash proceeds of $1.1 million at closing and recognized a gain on sale of discontinued operations, net of tax of $930,000, and in 2014, we received a contingent earn-out consideration which resulted in a gain on sale of discontinued operations, net of tax of $278,000. See Note 10. Discontinued Operations and Disposition of the Notes to Consolidated Financial Statements for further discussion.

Net Income (Loss). Net loss was ($19.1) million in 2014 compared to net income of $26.7 million in 2015. The increase in net income was primarily a result of a $22.2 million gain on the sale in discontinued operations related to the April 2015 sale of Archeo’s domain operations. Net income was $1.8 million in 2013 compared to net loss of ($19.1) million in 2014. The decrease in net income was primarily a result of an increase to our valuation allowance of $22.3 million in 2014, offset partially by an incremental increase in contribution due to an increase in revenues in 2014.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters ended December 31, 2015. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

	Quarter Ended
(in thousands)	Mar 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	Mar 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015
Consolidated Statements of Operations:
Revenue	$48,095	$47,042	$47,238	$31,227	$35,916	$35,346	$36,852	$34,900
Expenses:
Service costs (1)	31,501	31,455	31,270	17,033	19,366	19,797	20,003	19,601
Sales and marketing	3,235	2,711	2,814	2,960	3,458	4,245	4,266	4,493
Product development	7,560	7,458	7,581	6,962	7,693	8,147	7,769	7,450
General and administrative	5,362	5,386	5,380	4,791	5,699	4,505	4,721	3,585
Acquisition and disposition related costs	—	(68)	—	—	—	118	81	20
Amortization of intangible assets from acquisitions (2)	403	31	—	—	—	—	—	—

Total operating expenses	48,061	46,973	47,045	31,746	36,216	36,812	36,840	35,149
Gain on sale of Archeo assets	—	—	—	—	—	—	—	1,496

Income (loss) from operations	34	69	193	(519)	(300)	(1,466)	12	1,247
Other income (expense):
Interest and line of credit expense	(19)	(18)	(19)	(18)	(19)	(18)	(11)	(8)
Other	17	(4)	—	(1)	(6)	2	(1)	(3)

Total other income (expense)	(2)	(22)	(19)	(19)	(25)	(16)	(12)	(11)

Income (loss) from continuing operations before provision for income taxes	32	47	174	(538)	(325)	(1,482)	—	1,236
Income tax expense (benefit)	110	149	22,642	(392)	5	(185)	191	16

Net income (loss) from continuing operations	(78)	102	(22,468)	(146)	(330)	(1,297)	(191)	1,220
Discontinued operations, net of tax	933	1,082	972	716	4,913	22,165	200	38

Net income (loss)	855	980	(21,496)	570	4,583	20,868	9	1,258
Dividends paid to participating securities	(36)	(33)	(29)	(28)	(19)	(19)	—	—

Net income (loss) applicable to common stockholders	$819	$947	$(21,525)	$542	$4,564	$20,849	$9	$1,258

(1) Excludes amortization of intangible assets from acquisitions.
(2) Components of amortization of intangible assets from acquisitions:

Service costs	$403	$31	$—	$—	$—	$—	$—	$—

Certain reclassifications have been made to prior periods to conform to current period presentation.

Due to rounding, the sum of quarterly amounts may not equal amounts reported for year-to-date periods.

Liquidity and Capital Resources

As of December 31, 2014 and 2015, we had cash and cash equivalents of $80.0 million and $109.2 million, respectively. As of December 31, 2015, we had current and long term contractual obligations of $9.9 million, of which $5.3 million is for rent under our facility operating leases.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as amortization and depreciation, deferred income taxes, stock-based compensation, acquisition and disposition related costs, gain on sale and disposals of intangible assets, net, gain on sale of discontinued operations, gain on sale of Archeo assets, and changes in working capital.

Cash provided by operating activities for the year ended December 31, 2015 of approximately $12.8 million consisted primarily of net income of $26.7 million adjusted for non-cash items of $14.0 million, including amortization and depreciation, allowance for doubtful accounts and advertiser credits, and stock-based compensation, $1.5 million of gain on sale of Archeo assets related to the sale of the remaining Archeo operations in December 2015, $22.2 million gain on sale of discontinued operations related to the April 2015 sale of certain assets related to Archeo’s domain operations, and $4.3 million provided by working capital and other activities. Cash provided by operating activities for the year ended December 31, 2014 of approximately $22.4 million consisted primarily of net loss of $19.1 million adjusted for non-cash items of $41.9 million, including amortization and depreciation, allowance for doubtful accounts and advertiser credits, stock-based compensation, acquisition and disposition related costs, and deferred income taxes that includes a $22.3 million increase in the valuation allowance, $422,000 of gain on sale of discontinued operations related to the July 2013 sale of certain pay-per-click assets, and $72,000 provided by working capital and other activities. Cash provided by operating activities for the year ended December 31, 2013 of approximately $13.6 million consisted primarily of net income of $1.8 million adjusted for non-cash items of $19.6 million, including amortization and depreciation, allowance for doubtful accounts and advertiser credits, stock-based compensation, and deferred income taxes, $1.5 million of gain on sale of discontinued operations related to the July 2013 sale of certain pay-per-click assets, $3.8 million gain on sales and disposals of intangible and fixed assets, net and $2.5 million provided by working capital and other activities.

In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The Archeo domain operations were accounted for as discontinued operations. We received cash consideration at closing of $28.1 million and the sale includes contingent earn-out consideration payments that depend on the achievement of certain sales thresholds. These assets contributed approximately $7.1 million of revenue and $5.1 million in operating income from January 1, 2015 through the disposal date in April 2015. We do not anticipate generating significant revenue from domain sales, which will have an adverse impact on cash flows from operations in future periods.

In December 2015, we sold the remaining Archeo operations for cash proceeds of $750,000. The estimated transaction costs were approximately $244,000 and the net carrying value of the liabilities assumed were approximately $990,000, resulting in a net gain of $1.5 million from the sale. We evaluated this disposition and determined that it did not meet the criteria for classification as a discontinued operation. As a result, operating results of these Archeo operations and the related gain on sale are reflected in our continuing operations in the consolidated statements of operations. These Archeo operations contributed $3.1 million of revenue and $431,000 in operating income from January 1, 2015 through the disposal date of December 31, 2015. We expect the divestiture of these remaining Archeo operations will not have a significant impact on working capital and cash generated from operations.

With respect to a significant portion of our call-based and pay-per-click advertising services, the amount payable to the distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other action. These services constituted the majority of revenue in 2013, 2014 and 2015. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

Nearly all of the reseller partner arrangements are billed on a monthly basis following the month of our phone call or other action delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding placements of the listings. For these services, reseller partner payments are generally received two to four weeks following payment to the distribution partners. We also have payment arrangements with advertising agencies whereby we receive payment after the agency’s advertiser pays the agency, which is generally between 60 and 120 days or longer, following the delivery of services. We expect that in the future periods, if the amounts from our reseller partner and agency arrangements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

We have payment arrangements with reseller partners particularly related to our local leads and call advertising services, such as YP, SuperMedia Inc., hibu, CDK Global, and Yellow Pages Ltd (formerly Yellow Media), whereby we receive payment between 30 and 60 days following the delivery of services. We also have payment arrangements with Resolution Media and OMD Digital, advertising agencies related to our call marketplace and call analytics services, whereby we receive payment when the agency’s advertiser pays the agency, which is between 60 and 90 days following the delivery of services and in some instances may take longer.

For the year ended and as of December 31, 2015, amounts from these partners and agencies totaled 64% of revenue and $12.9 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 19% of total revenues and 28% of accounts receivable for the year ended December 31, 2015.

In 2015, we amended our arrangements with YP, extending them through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in December 2016, and, if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. Net accounts receivable balances outstanding at December 31, 2015 from YP totaled $3.4 million.

We have revenue concentrations with certain large advertisers and advertising agencies and most of these customers are not subject to long term contracts with us and are generally able to reduce or cease advertising spending at any time and for any reason. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues and profitability. This could have a material adverse effect on our results of operations and financial condition. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed.

Cash provided by investing activities for the year ended December 31, 2015 of $21.8 million was primarily attributable to proceeds from sales of discontinued operations related to the April 2015 sale of Archeo’s domain operations, net of transaction costs of $25.2 million and proceeds from the sale of Archeo assets in December 2015, net of transaction costs, of $731,000. These amounts were partially offset by purchases of property and equipment of $4.1 million. Cash used in investing activities for the year ended December 31, 2014 of $3.2 million was primarily attributable to purchases of property and equipment of $3.3 million and purchases of intangible and noncurrent assets of primarily domain names of $217,000, that were partially offset by proceeds from the sale of discontinued operations of $304,000 related to an earn-out consideration payment from the July 2013 sale of certain pay-per-click advertising services. Cash provided by investing activities for the year ended December 31, 2013 of approximately $1.6 million was primarily attributable to purchases for property and equipment of $3.0 million, which were more than offset by proceeds from the sales of intangible assets of approximately $3.8 million and proceeds from sale of discontinued operations of $1.1 million.

We expect property and equipment purchases will increase as we continue to invest in equipment and software. To the extent our operations increase, we expect to increase expenditures for our systems and personnel. We expect our expenditures for product development initiatives and internally developed software will increase in the longer term in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings. In the near term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives.

Cash used in financing activities for the year ended December 31, 2015 of approximately $5.5 million was primarily attributable to the payment of common stock dividends of $1.7 million and repurchases of 924,000 shares of Class B common stock for treasury of $3.8 million. Cash provided by financing activities for the year ended December 31, 2014 of approximately $29.9 million was primarily attributable to proceeds from a follow-on offering, net of offering costs paid, of $32.5 million and proceeds from employee stock option exercises and employee stock purchase plan of $4.3 million, which was partially offset by payment of common stock dividends, minimum tax withholding payments related to certain executive restricted stock award vests, and the repurchase of 669,000 shares of Class B common stock for treasury all totaling approximately $6.9 million. In April 2014, we completed a follow-on public offering in which we sold an aggregate of 3.4 million shares of our Class B common stock, which includes the exercise of the underwriters’ option to purchase 514,100 additional shares, at a public offering price of $10.50 per share. In addition, another 3.2 million shares were sold by the selling stockholders, which include the exercise of the underwriter’s option to purchase 343,000 additional shares. Our aggregate net proceeds of $32.5 million are after deducting underwriting discounts and commissions and offering expenses paid. We did not receive any of the proceeds from the sales of shares by the selling stockholders. Cash used in financing activities for the year ended December 31, 2013 was $261,000 and was primarily comprised of tax withholding payment of approximately $3.2 million related to certain executive vested restricted stock awards partially offset by proceeds from exercises of stock options, issuance and vesting of restricted stock and purchases under the employee stock purchase plan of $3.0 million.

The following table summarizes our contractual obligations as of December 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

In thousands	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$5,269	$2,319	$2,950	$—	$—
Other contractual obligations	4,616	3,904	712	—	—

Total contractual obligations (1)	$9,885	$6,223	$3,662	$—	$—

(1)	Our tax contingencies of approximately $888,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

As of December 31, 2015, we have a credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of December 31, 2015, we had $30 million of availability under the credit agreement. The credit agreement matures in April 2017. During the year ended December 31, 2014 and 2015, we had no borrowings under the Credit Agreement.

In April 2015, in connection with our sale of the bulk of our domain portfolio, we signed an amendment to the Credit Agreement which clarified the LIBOR rate as determined under the Credit Agreement cannot be below zero percent (0%) and added a financial covenant limiting outstanding balances under the Credit Agreement not to exceed a collateral value as defined in the Credit Agreement.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2015, approximately 924,000 shares of Class B common stock were repurchased.

In 2014, quarterly dividends of $0.02 per share were paid on February 18, May 15, August 15 and November 18. Total dividends paid in 2014 were $3.3 million. In 2015, quarterly dividends of $0.02 per share were paid on February 17 and May 18 to the holders of record as of the close of business on February 6 and May 7, respectively. The aggregate quarterly dividends paid in February and May was $1.7 million. We do not anticipate declaring or paying dividends subsequent to the May 2015 dividend in the foreseeable future.

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

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;

•	Goodwill;

•	Stock-based compensation;

•	Allowance for doubtful accounts and advertiser credits; and

•	Provision for income taxes.

Revenue

We currently generate revenue by delivering call and click-based advertising services that enable advertisers of all sizes to reach consumers across online, mobile and offline sources. Our primary source of revenue is performance-based advertising, which includes pay-for-call advertising, pay-per-click advertising, and cost-per-action services. For pay-for-call and pay-per-click advertising, revenue is recognized upon delivery of qualified and reported phone calls or other action to our advertisers or advertising service providers’ listing which occurs when a mobile, online or offline user makes a phone call or clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or other action on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third party website in our distribution network to an advertiser website and completes the specified action.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, third party vertical and branded websites, mobile and offline sources, and our portfolio of owned websites, on which we include our advertisers’ listings. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per phone call or other action on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC 605, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and we, in certain instances, are only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements, resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owed that occurs subsequent to period ends.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The provisions of the accounting standard for goodwill and other intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of common stock and market capitalization. If our stock price were to trade below book value per share for an extended period of time and/or we experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values, and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We cannot accurately predict the amount and timing of any impairment of goodwill. Should the value of goodwill become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

We review goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We performed the annual impairment testing as of November 30, 2015 and determined that there was no impairment of goodwill for the year ended December 31, 2015.

In performing our annual testing, the estimated fair values of our reporting units were based on estimates of future operating results, discounted cash flows and other market-based factors. To calculate the estimated fair value of the Call-driven reporting unit, we used the discounted cash flow method and market approach, which are weighted equally. We estimated the discounted cash flows using estimates of future operating results and discount rates, which take into consideration factors such as estimated future revenues and operating costs, our tax rate and expectations of competitive and economic environments. We also used comparative market multiples and other market-based factors. The quoted market price of our Class B common stock is used to corroborate the results of the estimates of fair values of our reporting units. However, if we had used materially different assumptions regarding the future performance of our reporting units or a lower market multiple in the valuation, this could have resulted in an impairment of some or all of the Company’s goodwill. The percentage of excess fair value over carrying value of the Call-driven reporting unit was approximately 40% as of November 30, 2015.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period January 1, 2016 to March 7, 2016, our stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2016.

Any future impairment charges could have a material adverse effect on our financial results.

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

We may issue equity awards of stock options and restricted stock awards that have vesting based on a combination of certain service and market conditions. For equity awards with vesting based on a combination of certain service and market conditions, we factor an estimated probability of achieving certain service and market conditions and recognize compensation cost over the requisite service period of the award. We use a binomial lattice model to determine the fair value for each tranche and a Monte Carlo simulation to determine the derived service period for each tranche.

Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards, the use of the Black-Scholes option pricing model, and the use of the binomial lattice model and a Monte Carlo simulation are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 6(b) Stock Option Plan in the Notes to Consolidated Financial Statements for additional information.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. In 2014, we adopted ASU 2013-11 whereby we reclassified uncertain tax positions of $534,000 from other non-current liabilities to deferred tax assets. Uncertain tax positions as of December 31, 2014 and 2015 amounted to $717,000 and $888,000, respectively.

At December 31, 2015, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $34.5 million will be realized and accordingly, we have recorded 100% valuation allowance of $34.5 million against these deferred tax assets. This compares to a valuation allowance of $44.8 million at December 31, 2014. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as our history of taxable income or losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2013, 2014, and 2015 of $7.6 million, $10.9 million, and $13.6 million, respectively. During 2015, we sold our Archeo operations and will no longer benefit from the contribution from these operations. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Should we determine in the future that all or part of the deferred tax assets will be realized, a tax benefit will be recorded accordingly in the period such determination is made.

Recent Accounting Pronouncement Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently in the process of evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), an ASU that provides guidance on a customer’s accounting for cloud computing costs. The ASU is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The ASU may be adopted either retrospectively, or prospectively, to arrangements entered into, or materially modified, after the effective date. We do not expect adoption to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (ASU 2015-17), an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. We do not expect adoption to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842), an ASU requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The ASU must be adopted retrospectively. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to foreign currency and interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions. During the years ended December 31, 2014 and 2015, the effects of changes in interest rates on the fair market value of our investments and our earnings and the effect of changes in foreign currency exchange rates on our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marchex, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited Marchex, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marchex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Marchex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marchex, Inc. and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 7, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 7, 2016

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$80,032	$109,155
Accounts receivable, net	25,941	24,621
Prepaid expenses and other current assets	3,143	1,784
Refundable taxes	131	127

Total current assets	109,247	135,687
Property and equipment, net	5,430	5,778
Intangible and other assets, net	313	222
Goodwill	65,679	63,305

Total assets	$180,669	$204,992

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,766	$9,460
Accrued expenses and other current liabilities	7,515	6,712
Deferred revenue	2,117	692

Total current liabilities	23,398	16,864
Other non-current liabilities	1,118	662

Total liabilities	24,516	17,526
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 137,500 shares;
Class A: 12,500 shares authorized; 8,032 and 5,233 shares issued and outstanding, respectively, at December 31, 2014 and 2015	55	55
Class B: 125,000 shares authorized; 37,271 and 36,817 shares issued and outstanding, respectively, at December 31, 2014, including 1,006 shares of restricted stock; and 36,833 and 36,711 shares issued and outstanding, respectively, at December 31, 2015, including 785 shares of restricted stock	373	368
Treasury stock: 454 and 122 shares of Class B stock at December 31, 2014 and 2015, respectively	(2,503)	(238)
Additional paid-in capital	348,467	350,799
Accumulated deficit	(190,239)	(163,518)

Total stockholders’ equity	156,153	187,466

Total liabilities and stockholders’ equity	$180,669	$204,992

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2013	2014	2015
Revenue	$147,837	$173,601	$143,013
Expenses:
Service costs (1)	88,683	111,259	78,767
Sales and marketing (1)	10,764	11,719	16,462
Product development	27,331	29,561	31,058
General and administrative	19,357	20,918	18,510
Amortization of intangible assets from acquisitions (2)	2,926	434	—
Acquisition and disposition related costs	878	(68)	219

Total operating expenses	149,939	173,823	145,016
Gain on sale of Archeo assets	—	—	1,496

Loss from operations	(2,102)	(222)	(507)
Other income (expense):
Interest income	15	2	21
Interest and line of credit expense	(76)	(76)	(76)
Other, net	24	12	(8)

Total other income (expense)	(37)	(62)	(63)

Loss from continuing operations before provision for income taxes	(2,139)	(284)	(570)
Income tax expense	23	22,509	27

Loss from continuing operations	(2,162)	(22,793)	(597)
Discontinued operations:
Income from discontinued operations, net of tax	3,049	3,425	5,123
Gain on sale of discontinued operations, net of tax	930	278	22,195

Discontinued operations, net of tax	3,979	3,703	27,318
Net income (loss)	1,817	(19,090)	26,721
Dividends paid to participating securities	—	(127)	(37)

Net income (loss) applicable to common stockholders	$1,817	$(19,217)	$26,684

Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders:
Continuing operations	$(0.06)	$(0.57)	$(0.01)
Discontinued operations, net of tax	$0.11	$0.09	$0.66

Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders	$0.05	$(0.48)	$0.65
Dividends paid per share	$—	$0.08	$0.04
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	8,816	5,853	5,233
Class B	26,798	34,157	35,935
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	8,816	5,853	5,233
Class B	35,614	40,010	41,168
(1) Excludes amortization of intangible assets from acquisitions.
(2) Components of amortization of intangible assets from acquisitions:
Service costs	$1,981	$434	$—
Sales and marketing	945	—	—

Total	$2,926	$434	$—

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Class A		Class B		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	common stock		common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2012	9,570	$98	28,380	$284	(402)	$(13)	$295,532	$(172,996)	$122,935

Issuance of common stock from exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	1,378	13	(185)	(2)	2,997	—	3,008
Income tax shortfall of option exercises, restricted stock vesting and other, net	—	—	—	—	—	—	(384)	—	(384)
Tax withholding related to restricted stock awards	—	—	—	—	(220)	(2)	(1,764)	—	(1,766)
Repurchase of Class B common stock	—	—	—	—	(31)	(119)	—	—	(119)
Conversion of Class A common stock to Class B common stock	(1,800)	(18)	1,800	18	—	—	—	—	—
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	9,264	—	9,264
Retirement of treasury stock	—	—	(679)	(6)	679	134	(128)	—	—
Net income	—	—	—	—	—	—	—	1,817	1,817

Balances at December 31, 2013	7,770	$80	30,879	$309	(159)	$(2)	$305,517	$(171,149)	$134,755

Issuance of common stock in offering, net of costs	—	—	3,371	34	—	—	32,448	—	32,482
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	1,082	11	(49)	(0)	4,237	—	4,248
Income tax shortfall of option exercises, restricted stock vesting and other, net	—	—	—	—	—	—	(1,229)	—	(1,229)
Tax withholding related to restricted stock awards	—	—	—	—	(175)	(1)	(1,079)	—	(1,080)
Repurchase of Class B common stock	—	—	—	—	(669)	(2,506)	—	—	(2,506)
Conversion of Class A common stock to Class B common stock	(2,537)	(25)	2,537	25	—	—	—	—	—
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	11,903	—	11,903
Retirement of treasury stock	—	—	(598)	(6)	598	6	—	—	—
Net loss	—	—	—	—	—	—	—	(19,090)	(19,090)
Common stock cash dividends	—	—	—	—	—	—	(3,330)	—	(3,330)

Balances at December 31, 2014	5,233	$55	37,271	$373	(454)	$(2,503)	$348,467	$(190,239)	$156,153

Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	937	9	(49)	(0)	330	—	339
Tax withholding related to restricted stock awards	—	—	—	—	(70)	(1)	(283)	—	(284)
Repurchase of Class B common stock	—	—	—	—	(924)	(3,803)	—	—	(3,803)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	10,025	—	10,025
Retirement of treasury stock	—	—	(1,375)	(14)	1,375	6,069	(6,055)	—	—
Net income	—	—	—	—	—	—	—	26,721	26,721
Common stock cash dividends	—	—	—	—	—	—	(1,685)	—	(1,685)

Balances at December 31, 2015	5,233	$55	36,833	$368	(122)	$(238)	$350,799	$(163,518)	$187,466

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net income (loss)	$1,817	$(19,090)	$26,721
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	6,683	4,105	3,661
Acquisition and disposition related costs	(62)	(68)	—
Loss on sales of fixed assets, net	7	—	—
Gain on sale of discontinued operations	(1,492)	(422)	(22,195)
Gain on sales and disposals of intangible assets, net	(3,774)	—	—
Gain on sale of Archeo assets	—	—	(1,496)
Allowance for doubtful accounts and advertiser credits	1,722	1,528	321
Stock-based compensation	9,264	11,903	10,025
Deferred income taxes	1,968	24,390	—
Change in certain assets and liabilities:
Accounts receivable, net	(5,732)	2,536	999
Refundable taxes, net	167	(34)	4
Prepaid expenses and other current assets	(338)	(104)	695
Accounts payable	3,513	(2,199)	(4,085)
Accrued expenses and other current liabilities	(39)	(480)	(1,008)
Deferred revenue	(49)	729	(433)
Other non-current liabilities	(59)	(375)	(456)

Net cash provided by operating activities	13,596	22,419	12,753
Cash flows from investing activities:
Purchases of property and equipment	(3,041)	(3,265)	(4,107)
Proceeds from sales of property and equipment	9	—	—
Proceeds from sales of intangible assets	3,775	—	—
Purchases of intangibles and changes in other non-current assets	(154)	(217)	(51)
Proceeds from sale of discontinued operations, net	1,058	304	25,249
Proceeds from sale of Archeo assets, net	—	—	731

Net cash provided by (used in) investing activities	1,647	(3,178)	21,822
Cash flows from financing activities:
Proceeds from offering, net of costs	—	32,527	—
Tax withholding related to restricted stock awards	(3,150)	(1,080)	(284)
Repurchase of Class B common stock for treasury stock	(119)	(2,486)	(3,822)
Common stock dividends payments	—	(3,330)	(1,685)
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	3,008	4,248	339

Net cash provided by (used in) financing activities	(261)	29,879	(5,452)

Net increase in cash and cash equivalents	14,982	49,120	29,123
Cash and cash equivalents at beginning of period	15,930	30,912	80,032

Cash and cash equivalents at end of period	$30,912	$80,032	$109,155

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for income taxes, net	19	(70)	(28)
Cash paid during the period for interest, net	80	74	55
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired in accounts payable and accrued expenses	167	157	195

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a mobile advertising and analytics company that helps connect online behavior to real-world, offline actions. The Company provides products and services for businesses that focus on consumer phone calls to drive sales. The Company’s technology can facilitate call quality, analyze phone calls in real time and measure the outcomes of calls while its technology platform delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect consumers with businesses over the phone.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to the current period presentation.

In July 2013, the Company sold certain assets related to Archeo’s pay-per-click advertising services and, in April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to these dispositions are shown as discontinued operations in the consolidated statements of operations for all periods presented. In December 2015, the Company sold the remaining Archeo operations. The December 2015 disposition did not meet the criteria for discontinued operations, and as a result the operating results are reflected in continuing operations. See Note 10. Discontinued Operations and Disposition of the Notes to Consolidated Financial Statements for further discussion. Unless otherwise indicated, information presented in the Notes to Consolidated Financial Statements relates only to the Company’s continuing operations.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2014 and 2015: cash and cash equivalents, accounts receivable, refundable taxes, accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature.

(d) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable balances are presented net of allowance for doubtful accounts and allowance for advertiser credits.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. Past due balances over 90 days and specific other balances are reviewed individually for collectability. The Company reviews the allowance for collectability quarterly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The allowance for doubtful accounts activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2013	$577	$772	$728	$621
December 31, 2014	621	256	294	583
December 31, 2015	583	61	160	484

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Additions charged against revenue	Credits processed	Balance at end of period
December 31, 2013	$585	$994	$870	$709
December 31, 2014	709	1,257	948	1,018
December 31, 2015	1,018	263	756	525

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

(h) Revenue Recognition

The Company generates revenue primarily by delivering performance-based advertising services, which include call advertising, cost-per-action services, and pay-per-click services. These primary sources amounted to greater than 77% of revenue for the years ended December 31, 2013, 2014 and 2015. In addition, the Company generates revenue through its Local Leads platform, which enables partner resellers to sell call advertising and/or search marketing products, and campaign management services. These secondary sources accounted for less than 23% of revenue for the years ended December 31, 2013, 2014 and 2015.

The Company recognizes revenue upon the completion of its performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured. The Company has no barter transactions.

In providing pay-for call marketing services, the Company generates revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each phone call, which occurs when a user makes a phone call or clicks on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. Each phone call on an advertisement listing represents a completed transaction. The advertisement listings are displayed within the Company’s distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, and other targeted Web-based content, mobile carriers and offline sources. The Company also generates revenue from cost-per-action services, which occurs when a user makes a phone call from the Company’s advertiser’s listing or is redirected from one of the Company’s web sites or a third party web site in the Company’s distribution network to an advertiser web site and completes the specified action.

The Company’s call analytics technology platform provides data and insights that can measure the performance of mobile, online and offline advertising for advertisers and small business resellers. The Company generates revenue from the Company’s call analytics technology platform when advertisers pay the Company a fee for each call or call related data element they receive from calls including call-based ads the Company distributes through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

The Company generates revenue from reseller partners and publishers utilizing the Company’s Local Leads platform to sell call advertising, search marketing, and other lead generation products. The Company is paid account fees and also agency fees for the Company’s products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners or publishers engage the advertisers and are the primary obligor, and the Company, in certain instances, is only financially liable to the publishers in the Company’s capacity as a collection agency for the amount collected from the advertisers. The Company recognizes revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay the Company a fee for fulfilling an advertiser’s campaign in its distribution network and the Company acts as the primary obligor. The Company recognizes revenue for these fees under the gross revenue recognition method.

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

The Company’s revenues are primarily generated using third party distribution networks to deliver the pay-for-call and pay-per-click advertisers’ listings. The distribution network includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content, mobile carriers and other offline sources. The Company enters into agreements with various distribution partners to provide distribution for pay-for-call and pay-per-click advertisement listings, which contain call tracking numbers and/or URL strings of its advertisers. The Company pays a revenue share to the distribution partners to access their mobile, online, offline and other user traffic. The Company generally pays distribution partners based on a percentage of revenue or a fixed amount per phone call or click-through on these listings. The Company acts as the primary obligor with the advertiser for revenue call or click-through transactions, and is responsible for the fulfillment of services.

The revenue derived from advertisers is generally reported gross based upon the amounts received from the advertiser. The Company also recognizes revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, the Company purchases listings on behalf of advertisers from mobile sources, search engines and applications, directories, other Web-based content providers and offline sources. The Company is paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, the advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and the Company is paid an agency fee based on the total amount of the purchase made by the advertiser. In other arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

For arrangements that include multiple deliverables, the entire fee from the arrangement is allocated to each respective deliverable based on its relative selling price and recognized when revenue recognition criteria for each deliverable are met. The selling price for each deliverable is established based on the sales price charged when the same deliverable is sold separately, the price at which a third party sells the same or similar and largely interchangeable deliverable on a standalone basis or the estimated selling price if the deliverable were to be sold separately.

In certain cases, the Company records revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owed that occurs subsequent to the end of a reporting period.

(i) Service Costs

The largest component of the Company’s service costs consist of user acquisition costs that relate primarily to payments made to distribution partners for access to their mobile, online, and other offline user traffic. The Company enters into agreements of varying durations with distribution partners that integrate the Company’s services into their web sites and indexes. The primary payment structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per phone call. Other payment structures that to a lesser degree exist include: 1) variable payments based on a specified metric, such as number of paid calls or other actions, 2) fixed payments, based on a guaranteed minimum amount of usage delivered, and 3) a combination arrangement with both fixed and variable amounts that may be paid in advance.

The Company expenses user acquisition costs based on whether the agreement provides for variable or fixed payments. Agreements with variable payments based on a percentage of revenue, number of paid phone calls or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate. Agreements with fixed payments with minimum guaranteed amounts of usage are expensed as the greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share.

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and marketing services, network costs and fees paid to outside service providers that provide the Company’s paid listings and customer services. Customer service and other costs associated with serving the Company’s call marketing services include depreciation and colocation charges of network equipment, bandwidth and software license fees, salaries of related personnel, stock-based compensation and telecommunication costs, including the use of telephone numbers for providing call-based advertising services. Other service costs include credit card processing fees and domain name and related costs, including the renewal of the domain name registrations.

(j) Advertising Expenses

Advertising costs are expensed as incurred and include mobile and online advertising and related outside marketing activities, including sponsorships and trade shows. Such costs are included in sales and marketing. Advertising costs were approximately $1.0 million, $742,000 and $2.4 million for the years ended December 31, 2013, 2014 and 2015, respectively.

(k) Product Development and Other Intangible Assets

Product development costs consist primarily of expenses incurred by the Company in the research and development, creation, and enhancement of the Company’s call services and websites. Research and development costs are expensed as incurred and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the services. For the periods presented, substantially all of the product development expenses are research and development. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with FASB ASC 350. FASB ASC 350 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

The Company capitalizes costs incurred to acquire domain names or URLs, which include the initial registration fees, and amortizes the costs over the expected useful life of the domain names on a straight-line basis. The expected useful lives range from 12 to 36 months. In order to maintain the rights to each domain name acquired, the Company pays periodic registration fees, which generally cover a minimum period of 12 months. The Company records registration renewal fees of domain name intangible assets as a prepaid expense and recognizes the cost over the renewal period.

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

In certain cases, the Company records revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owed that occurs subsequent to the end of a reporting period.

(o) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during the year ended December 31, 2015, the Company held cash equivalents in a commercial paper sweep account with the same financial institution. These Level 2 assets were fully liquidated prior to December 31, 2015.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors.

There were no distribution partners paid more than 10% of consolidated revenue for the year ended December 31, 2015. There was one distribution partner who was paid less than 17% of consolidated revenue for each of the years ended December 31, 2013 and 2014.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Years ended December 31,
	2013	2014	2015
Advertiser A	26%	25%	29%
Advertiser B	13%	*	*
Advertiser C	12%	28%	*
Advertiser D	*	*	19%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of consolidated accounts receivable is as follows (in percentages):

	At December 31,
	2014	2015
Advertiser A	41%	14%
Advertiser D	16%	28%
Advertiser E	*	19%

*	Less than 10%.

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser. For the years ended December 31, 2013 and 2014 no advertising agency represented more than 10% of consolidated revenue and for the year ended December 31, 2015, one advertising agency represented 18% of consolidated revenue. As of December 31, 2013, no advertising agency represented more than 10% of consolidated accounts receivable. There was one advertising agency, which represented 13% and 22% of consolidated accounts receivable balance as of December 31, 2014 and December 31, 2015, respectively.

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

The following table calculates net income (loss) from continuing operations to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2013		2014		2015
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net loss from continuing operations	$(535)	$(1,627)	$(3,352)	$(19,441)	$(81)	$(516)
Dividends paid to participating securities	—	—	—	(127)	—	(37)

Net loss from continuing operations applicable to common stockholders	$(535)	$(1,627)	$(3,352)	$(19,568)	$(81)	$(553)
Discontinued operations, net of tax	985	2,994	540	3,163	3,472	23,846

Net income (loss) applicable to common stockholders	$450	$1,367	$(2,812)	$(16,405)	$3,391	$23,293

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	8,816	26,798	5,853	34,157	5,233	35,935

Basic net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.06)	$(0.06)	$(0.57)	$(0.57)	$(0.01)	$(0.01)
Discontinued operations, net of tax	0.11	0.11	0.09	0.09	0.66	0.66

Basic net income (loss) per share applicable to common stockholders	$0.05	$0.05	$(0.48)	$(0.48)	$0.65	$0.65

The following table calculates net income (loss) from continuing operations to net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2013		2014		2015
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net loss from continuing operations	$(535)	$(1,627)	$(3,352)	$(19,441)	$(81)	$(516)
Dividends paid to participating securities	—	—	—	(127)	—	(37)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(535)	—	(3,352)	—	(81)

Net loss from continuing operations applicable to common stockholders	$(535)	$(2,162)	$(3,352)	$(22,920)	$(81)	$(634)
Discontinued operations, net of tax	985	2,994	540	3,163	3,472	23,846
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B share	—	985	—	540	—	3,472

Diluted discontinued operations, net of tax	$985	$3,979	$540	$3,703	$3,472	$27,318

Net income (loss) applicable to common stockholders	$450	$1,817	$(2,812)	$(19,217)	$3,391	$26,684

Weighted average number of shares outstanding used to calculate basic net income (loss) per share	8,816	26,798	5,853	34,157	5,233	35,935
Conversion of Class A to Class B common shares outstanding	—	8,816	—	5,853	—	5,233

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	8,816	35,614	5,853	40,010	5,233	41,168

Diluted net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.06)	$(0.06)	$(0.57)	$(0.57)	$(0.01)	$(0.01)
Discontinued operations, net of tax	0.11	0.11	0.09	0.09	0.66	0.66

Diluted net income (loss) per share applicable to common stockholders	$0.05	$0.05	$(0.48)	$(0.48)	$0.65	$0.65

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the years ended December 31, 2013, 2014 and 2015, outstanding options to acquire 4,565, 7,797, and 8,937 shares, respectively, of Class B common stock.

•	For the years ended December 31, 2013, 2014, and 2015, 174, 1,007, and 785 shares of unvested Class B restricted common shares, respectively.

•	For the year ended December 31, 2013, 2014 and 2015, 43, 1,134, and 1,437 restricted stock units, respectively.

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

(r) Recent Accounting Pronouncement Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), an ASU that provides guidance on a customer’s accounting for cloud computing costs. The ASU is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The ASU may be adopted, either retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company does not expect adoption to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (ASU 2015-17), an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company does not expect adoption to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), an ASU requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The ASU must be adopted retrospectively. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

(2) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Years ended December 31,
	2014 (1)	2015 (1)
Computer and other related equipment	$18,662	$21,551
Purchased and internally developed software	7,836	7,893
Furniture and fixtures	1,416	1,778
Leasehold improvements	1,834	2,123

	$29,748	$33,345
Less: accumulated depreciation and amortization	(24,318)	(27,567)

Property and equipment, net	$5,430	$5,778

(1)	Includes the original cost and accumulated depreciation of fully-depreciated fixed assets which were $18.9 million and $21.8 million at December 31, 2014 and 2015, respectively.

Depreciation and amortization expense incurred by the Company was approximately $3.4 million, $3.4 million and $3.6 million for the years ended December 31, 2013, 2014 and 2015, respectively.

(3) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). The Credit Agreement, as amended, matures on April 1, 2017. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the years ended December 31, 2013, 2014 and 2015, the Company had no borrowings under the Credit Agreement.

In April 2015, the Company signed an amendment to the Credit Agreement which clarified the LIBOR rate as determined under the Credit Agreement cannot be below zero percent (0%) and added a financial covenant limiting outstanding balances under the Credit Agreement not to exceed a collateral value as defined in the Credit Agreement.

(4) Commitments and Contingencies

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

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2016	$2,319	$3,904	$6,223
2017	2,373	401	2,774
2018	577	311	888
2019 and after	—	—	—

Total minimum payments	$5,269	$4,616	$9,885

Rent expense incurred by the Company was approximately $1.9 million for each of the years ended December 31, 2013, 2014 and 2015.

(b) Contingencies

On November 17, 2015, Steven Porter, a purported shareholder of the Company, filed a securities class action against the Company and certain officers of the Company, alleging violations of the federal securities laws (the “Complaint”). Mr. Porter seeks to represent all people who purchased or otherwise acquired the Company’s Class B common stock during the period from March 19, 2014 to September 18, 2014, and seeks unspecified damages. The Complaint alleges securities violations, and that false and/or misleading statements were made and that the material adverse facts about the Company’s business, operations, and prospects failed to be disclosed. The Company intends to vigorously defend itself against the claims asserted in this action and believes that it has meritorious defenses to the allegations made in the Complaint.

In addition, the Company from time to time is a party to disputes and legal and administrative proceedings arising from the ordinary course of business. In some agreements to which the Company is a party to, the Company has agreed to indemnification provisions of varying scope and terms with advertisers, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company and intellectual property infringement claims made by third parties. As a result of these provisions, the Company may from time to time provide certain levels of financial support to our contract parties to seek to minimize the impact of any associated litigation in which they may be involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefore have been recorded in the accompanying consolidated financial statements. However, the maximum potential amount of the future payments we could be required to make under these indemnification provisions could be material.

While any litigation contains an element of uncertainty, the Company believes the legal proceedings and other claims mentioned above, based on current knowledge, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(5) Income Taxes

The components of loss from continuing operations before provision for income taxes consist of the following (in thousands):

	Years ended December 31,
	2013	2014	2015
United States	$(2,141)	$(285)	$(573)
Foreign	2	1	3

Loss before provision for income taxes	$(2,139)	$(284)	$(570)

The provision for income taxes from continuing operations for the Company consists of the following (in thousands):

	Years ended December 31,
	2013	2014	2015
Current provision
Federal	$—	$2	$—
State	23	34	27
Deferred provision
Federal	(779)	2,018	1,187
State	—	—	—
Tax benefit of equity adjustment for stock option exercises and restricted stock vesting	(76)	(1,231)	—
Valuation allowance	571	21,686	(1,187)
Other	284	—	—

Total income tax expense	$23	$22,509	$27

Income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rates of 34% to loss before provision for income taxes as a result of the following (in thousands):

	Years ended December 31,
	2013	2014	2015
Income tax benefit at U.S. statutory rate	$(727)	$(97)	$(194)
State taxes, net of valuation allowance	17	22	17
Non-deductible stock compensation	569	598	802
Valuation allowance	571	21,686	(1,187)
Research tax credits	(851)	(547)	(510)
Other non-deductible expenses	444	847	1,099

Total income tax expense	$23	$22,509	$27

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	As of December 31,
	2014	2015
Deferred tax assets:
Accrued liabilities not currently deductible	$1,589	$1,124
Intangible assets-excess of financial statement over tax amortization	12,156	2,643
Goodwill recognized on financial statements in excess of tax amortization	11,864	6,689
Stock-based compensation	4,542	4,645
Federal net operating losses and AMT credit carryforwards	5,209	9,634
State and city net operating loss carryforwards	5,964	6,098
Research & experimental tax credit carryforwards	2,626	3,136
Other	852	492

Gross deferred tax assets	44,802	34,461
Valuation allowance	(44,802)	(34,461)

Net deferred tax assets	$—	$—

As of December 31, 2015, the Company’s federal NOL carryforwards were approximately $40.0 million for income tax purposes, which will begin to expire in 2026. As of December 31, 2015, the Company’s state, city, and other foreign jurisdiction NOL carryforwards were approximately $6.2 million, which begin to expire in 2025.

In addition, at December 31, 2014 and 2015, the Company had certain federal NOL carryforwards of approximately $1.7 million, which begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred related to these specific NOL carryforwards, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

As of December 31, 2015, the Company has research and development credit carryforwards of $4.0 million available for income tax purposes, which will begin to expire 2029. In December 2015, the Protecting Americans from Tax Hikes (Path) Act of 2015 was signed into law and retroactively extended the research and development tax credit to January 1, 2015 through December 31, 2015 and prospectively made the credit permanent. Accordingly, a tax benefit of $510,000 was included in the year ended December 31, 2015. In December 2014, the Tax Increase Prevention Act of 2014 was signed into law and retroactively extended the research and development tax credit to January 1, 2014 through December 31, 2014. Accordingly, a tax benefit of $547,000 was included in the year ended December 31, 2014.

The Company has recorded a deferred tax asset for stock-based compensation recorded on unexercised non-qualified stock options and certain restricted shares and restricted share units. The ultimate realization of this asset is dependent upon the fair value of the Company’s stock when the options are exercised and when restricted shares or restricted share units vest, and generation of sufficient taxable income to realize the benefit of the related tax deduction.

At December 31, 2013 , 2014 and 2015, the Company recorded a valuation allowance of $23.0 million, $44.8 million and $34.5 million, respectively, against its federal, state, city and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized. The net change in the total valuation allowance for each of the years ended December 31, 2014 and 2015 was an increase of $21.8 million and a decrease of ($10.3) million, respectively. During 2015, the Company’s deferred tax assets and valuation allowance decreased $10.3 million primarily due to the April 2015 sale of certain assets related to Archeo’s domain operations, including the bulk of its domain portfolio.

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The Company incurred taxable losses in 2013, 2014, and 2015 of $7.6 million, $10.9 million, and $13.6 million, respectively. During the third quarter of 2014, a significant customer cancelled its arrangement with the Company resulting in lower projected revenue and profitability. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

During the years ended December 31, 2013, 2014 and 2015, the Company recognized excess tax benefits (shortfalls) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock of approximately ($76,000), ($1.2) million, and $0, respectively, which were recorded to additional paid-in capital.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. Resolution of uncertain tax positions will impact our effective tax rate when settled. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The following table summarizes activity related to tax contingencies from January 1, 2013 to December 31, 2015 (in thousands):

Gross tax contingencies—January 1, 2013	$250
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$284
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2013	$534
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$183
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2014	$717
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$171
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—

Gross tax contingencies—December 31, 2015	$888

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2011 are within the statute of limitations and are under examination or may be subject to examination.

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

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the years ended December 31, 2014 and 2015, the Company repurchased 669,000 and 924,000 shares of Class B common stock for $2.5 million and $3.8 million, respectively, as part of the 2014 Repurchase Program. During the year ended December 31, 2013, the Company repurchased approximately 31,000 shares of Class B common stock for $119,000 under its previous repurchase program.

During the years ended December 31, 2013, 2014 and 2015, the Company’s board of directors authorized the retirement of 679,000 shares, 598,000 shares, and 1,375,000 shares, respectively, of the Company’s Class B common stock, all of which have been repurchased by the Company. Shares repurchased but not yet retired by the Company are classified as treasury stock on the consolidated balance sheet before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

The Company’s board of directors declared the following quarterly dividends on the Company’s Class A common stock and Class B common stock:

Approval Date	Per share dividend	Date of record	Total amount (in thousands)	Payment date
January 2014	$0.02	February 7, 2014	$771	February 18, 2014
April 2014	$0.02	May 5, 2014	$846	May 15, 2014
July 2014	$0.02	August 5, 2014	$856	August 15, 2014
October 2014	$0.02	November 7, 2014	$857	November 18, 2014
January 2015	$0.02	February 6, 2015	$840	February 17, 2015
April 2015	$0.02	May 7, 2015	$845	May 18, 2015

We do not anticipate declaring or paying further dividends subsequent to the May 2015 dividend in the foreseeable future

(b) Stock Option Plan

The Company’s stock incentive plan (the “2012 Plan”), which was established in 2012, allows for grants of stock options, restricted stock units and restricted stock awards to eligible participants and such options may be designated as incentive or non-qualified stock options at the discretion of the 2012 Plan’s Administrative

Committee. Prior to the 2012 Plan, the Company granted stock-based awards under its 2003 Amended and Restated Stock Incentive Plan (the “2003 Plan”). No further awards were made under the 2003 Plan after December 31, 2012. The 2012 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the 2012 Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2013 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, the lesser of 2,000,000 shares of Class B common stock or such number as determined by the Company’s board of directors. As a result of this provision, the authorized number of shares available under the 2012 Plan was increased by 2,102,493 and 2,097,153 on January 1, 2015 and 2016, respectively, bringing the aggregate authorized number of shares available under the 2012 plan to 11,501,545. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4-year period and restricted stock awards and units vest 25% each year annually over a 4-year period.

The Company did not grant any options with exercise prices less than the then current market value during 2013, 2014, and 2015.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. Stock-based compensation has been included in the same lines as compensation paid to the same employees in the consolidated statements of operations.

Stock-based compensation expense was included in the following operating expense categories (in thousands):

	Twelve months ended December 31,
	2013	2014	2015
Service costs	$1,179	$1,373	$1,189
Sales and marketing	643	888	1,307
Product development	1,635	2,595	2,410
General and administrative	5,777	7,032	5,118

Total stock-based compensation	$9,234	$11,888	$10,024

For the years ended December 31, 2013, 2014, and 2015, the income tax benefit related to stock-based compensation included in net loss from continuing operations was $2.6 million, $0, and $0, respectively.

FASB ASC 718 requires the benefits of tax deductions in excess of the stock-based compensation cost to be classified as financing cash inflows and is shown as “Excess tax benefit related to stock-based compensation” on the consolidated statement of cash flows. In addition, a tax benefit and a credit to additional paid-in capital for the excess deductions is not recognized until that deduction reduces taxes payable. For the years ended December 31, 2013, 2014 and 2015, we incurred excess tax benefits of $3.0 million, $6.6 million and $331,000, respectively, which were not recorded because the Company is in a cumulative loss carryforward position for income taxes.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2013, 2014 and 2015, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following weighted average assumptions were used in determining the fair value of time-vested stock options granted for the periods indicated:

	Years ended December 31,
	2013	2014	2015
Expected life (in years)	4.00 – 6.25	4.00	4.00 – 6.25
Risk-free interest rate	0.57% to 2.10%	1.25% to 1.45%	1.13% to 1.56%
Expected volatility	54% to 64%	55% to 62%	59% to 65%
Weighted average expected volatility	57%	56%	62%
Expected dividend yield	0.87% to 2.33%	0.76% to 2.03%	0.00% to 0.36%

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

The following weighted average assumptions were used in determining the fair value for options granted with vesting based on a combination of certain service and market conditions for the period indicated:

2013
Expected life (in years)	1.18 – 2.28
Risk-free interest rate	2.89%
Expected volatility	61%
Weighted average expected volatility	61%
Expected dividend yield	0.89%

There were no awards granted in 2014 or 2015 with vesting based on a combination of certain service and market conditions.

Stock option, restricted stock award, and restricted stock unit activity during the period is as follows:

	Options and Restricted Stock available for grant	Number of options outstanding	Weighted average exercise price of options	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2014	2,207,633	7,797,228	$7.90	6.58	$800
Increase to option pool January 1, 2015	2,102,493	—
Options granted	(2,072,715)	2,072,715	4.28
Restricted stock granted	(1,328,837)	—
Restricted stock forfeited	221,992	—
Options exercised	—	(55,323)	3.98
Options expired	473,237	(473,237)	11.48
Options forfeited	404,102	(404,102)	6.37

Balance at December 31, 2015	2,007,905	8,937,281	$6.97	6.33	$52

Options exercisable at December 31, 2015		5,686,583	$7.77	5.01	$41

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2013	2014	2015
Weighted average fair value of options granted	$2.56	$3.89	$2.13
Intrinsic value of options exercised (in thousands)	$1,463	$4,016	$36
Total grant date fair value of restricted stock vested (in thousands)	$5,751	$6,568	$7,657

At December 31, 2015, there was $7.2 million of unrecognized stock option compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.1 years.

During the years ended December 31, 2013, 2014, and 2015 gross proceeds recognized from the exercise of stock options was $2.9 million, $4.2 million and $220,000, respectively. The net excess tax benefit (shortfall) on stock option exercises, restricted stock vesting, and dividends paid on unvested restricted stock during the years ended December 31, 2013, 2014 and 2015, of ($76,000), ($1.2) million and $0, respectively, was recorded to additional paid-in capital.

Restricted stock awards and restricted stock unit activity during the period is as follows:

	Shares/ Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	2,140,762	$6.55
Granted	1,328,837	4.26
Vested	(1,025,527)	7.47
Forfeited	(221,992)	5.56

Unvested at December 31, 2015	2,222,080	$4.86

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock awards and restricted stock units are accounted for under FASB ASC 718 using the straight-line method net of estimated forfeitures.

At December 31, 2015, there was $8.4 million of unrecognized restricted stock compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.

During 2013, 2014 and 2015, the Company repurchased 220,000, 175,000 and 70,000 shares, respectively, from certain executives for minimum withholding taxes on 1,031,000, 527,000 and 257,000 restricted stock award vests, respectively. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $1.8 million, $1.1 million and $284,000 for 2013, 2014, and 2015, respectively. The Company then remitted cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

On March 8, 2013, the Company’s board of directors adopted and in May 2013 the stockholders approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on January 1, 2014. The Company authorized an aggregate of 225,000 shares of Class B common stock for issuance under the plan to participating employees. The 2014 ESPP provides eligible employees the opportunity to purchase the Company’s Class B common stock at a price equal to 95% of the closing price on the last business day of each purchase periods. The 2014 ESPP permits eligible employees to purchase amounts up to 15% of their compensation in the purchase period, and no employee is permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period. During the year ended December 31, 2014, 11,944 shares purchased at prices ranging from $3.94 to $11.42 per share. During the year ended December 31, 2015, 27,692 shares were purchased at prices ranging from $3.70 to $4.70 per share.

(7) 401(k) Savings Plan

The Company has a Retirement/Savings Plan (401(k) Plan) under Section 401(k) of the Internal Revenue Code, which covers those employees that meet eligibility requirements. Eligible employees may contribute up to the Internal Revenue Code prescribed maximum amounts. During 2011, the Company elected to match a portion of the employee contributions up to a defined maximum. In 2013, 2014 and 2015, cash contributions were made in the amount of $186,000, $276,000 and $276,000, respectively.

(8) Goodwill

Changes in the carrying amount of goodwill during the year ended December 31, 2015 are as follows (in thousands):

	Call Driven	Archeo	Total
Balance as of December 31, 2014	$63,305	$2,374	$65,679
Sale of certain assets related to domain operations	—	(2,374)	(2,374)

Balance as of December 31, 2015	$63,305	$—	$63,305

The decrease in goodwill is related to the sale of certain assets related to Archeo’s domain operations during the second quarter of 2015, including the bulk of its domain name portfolio, and is included in the gain on sale of discontinued operations, net in the Company’s Consolidated Statements of Operations. The assets sold constituted a business within the Archeo reporting unit. Goodwill was allocated to the sold business based on its relative fair value compared to the remainder of the Archeo reporting unit at the time.

The Company reviews goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed its annual impairment testing as of November 30, 2015. As a result of the testing, the Company determined that there was no impairment of goodwill for the year ended December 31, 2015.

The estimated fair values of the Company’s reporting units were based on estimates of future operating results, discounted cash flows and other market-based factors. To calculate the estimated fair value of the Call-driven reporting unit, the Company uses the discounted cash flow method and market approach, which are weighted equally. The Company estimates discounted cash flows using estimates of future operating results and discount rates, which take into consideration factors such as estimated future revenues and operating costs, the Company’s tax rate and expectations of competitive and economic environments. The Company also uses comparative market multiples and other market-based factors. The quoted market price of the Company’s Class B common stock is used to corroborate the results of the estimates of fair values of the reporting units. However, if the Company had used materially different assumptions regarding the future performance of our reporting units or a lower market multiple in the valuation, this could have resulted in an impairment of some or all of the Company’s goodwill

The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of the Company’s common stock and market capitalization. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis in future periods. The Company cannot accurately predict the amount and timing of any future impairment of goodwill. Should the value of goodwill become impaired, the Company would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. For the period January 1, 2016 to March 7, 2016, the Company’s stock price has been impacted by continued deterioration in the U.S. financial markets and at various points in time, the Company’s stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in November 2016.

(9) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. In July 2013, the Company sold certain assets related to Archeo’s pay-per-click advertising services and, in April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. These dispositions are shown as discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented and are excluded from segment reporting. On December 31, 2015 the Company sold the remaining Archeo operations, which did not meet the criteria for discontinued operations presentation. See Note 10. Discontinued Operations and Disposition for further discussion.

The Company’s Call-driven segment comprises its performance-based advertising business focused on driving phone calls. The Archeo segment comprised the Company’s click-based advertising businesses. Call-driven segment expenses include both direct costs incurred by the segment business as well as corporate overhead costs. Archeo segment expenses only include direct costs incurred by the segment. Segment expenses exclude the following: stock-based compensation, amortization of intangible assets from acquisitions, acquisition and disposition related costs, gain on sale of Archeo assets, and other income (expense).

A measure of segment assets is not currently provided to the Company’s chief operating decision maker and has therefore not been disclosed. The carrying amount of goodwill for our Call-driven segment at December 31, 2014 and 2015 was approximately $63.3 million. The carrying amount of goodwill for our Archeo segment was approximately $2.4 million and $0 at December 31, 2014 and 2015, respectively.

Selected segment information (in thousands):

	Year ended December 31, 2015
	Call-driven	Archeo	Total
Revenue	$139,886	$3,127	$143,013
Operating expenses	132,077	2,696	134,773

Segment profit	$7,809	$431	$8,240
Less reconciling items:
Stock-based compensation			10,024
Acquisition and disposition related costs			219
Gain on sale of Archeo assets			(1,496)
Interest expense and other, net			63

Loss from continuing operations before provision for income taxes			$(570)

	Year ended December 31, 2014
	Call-driven	Archeo	Total
Revenue	$168,051	$5,550	$173,601
Operating expenses	156,952	4,617	161,569

Segment profit	$11,099	$933	$12,032
Less reconciling items:
Stock-based compensation			11,888
Amortization of intangible assets from acquisitions			434
Acquisition and disposition related costs			(68)
Interest expense and other, net			62

Loss from continuing operations before provision for income taxes			$(284)

	Year ended December 31, 2013
	Call-driven	Archeo	Total
Revenue	$135,126	$12,711	$147,837
Operating expenses	128,829	8,072	136,901

Segment profit	$6,297	$4,639	$10,936
Less reconciling items:
Stock-based compensation			9,234
Amortization of intangible assets from acquisitions			2,926
Acquisition and disposition related costs			878
Interest expense and other, net			37

Loss from continuing operations before provision for income taxes			$(2,139)

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows:

	Years ended December 31,
	2013	2014	2015
United States	95%	97%	97%
Canada	5%	3%	3%
Other countries	*	*	*

	100%	100%	100%

*	Less than 1% of revenue

(10) Discontinued Operations and Disposition

(a) Discontinued Operations

In July 2013, the Company completed the sale of certain pay-per-click advertising services, and, in April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. These disposals meet the requirements of Accounting Standards Codification 205-20, Discontinued Operations, for presentation as discontinued operations. As a result, the operating results related to these dispositions are shown as discontinued operations, net of tax. The operating results for the discontinued operations were as follows (in thousands):

	Years ended December 31,
	2013	2014	2015
Revenue	$7,898	$9,043	$7,081
Expenses:
Service costs	5,992	3,322	1,624
Sales and marketing	756	518	334
Product development	134	—	—
General and administrative	50	5	—
Gain on sales and disposals of intangible assets, net	(3,774)	—	—

Income from discontinued operations before provision for income taxes	4,740	5,198	5,123
Income tax expense	1,691	1,773	—

Income from discontinued operations, net of tax	$3,049	$3,425	$5,123

Gain on sale of discontinued operations	1,492	422	22,195
Income tax expense	562	144	—

Gain on sale of discontinued operations, net of tax	$930	$278	$22,195

Discontinued operations, net of tax	$3,979	3,703	$27,318

The discontinued operation incurred amortization of $190,000, $115,000 and $16,000 in the years ended December 31, 2013, 2014 and 2015, respectively.

The net cash proceeds from the sale of the pay-per-click assets in July 2013 were approximately $1.4 million, which included a contingent earn-out consideration payment in 2014. The net cash proceeds related to Archeo’s domain operations in April 2015 were approximately $28.1 million. The sale includes a contingent earn-out consideration payment that depends upon the achievement of certain thresholds and will be recognized as income when received.

(b) Disposition

On December 31, 2015, the Company sold the remaining Archeo operations for cash proceeds of $750,000. The estimated transaction costs were approximately $244,000 and the net carrying value of the liabilities assumed were approximately $990,000, resulting in a net gain of $1.5 million from the sale. The Company evaluated this disposition and determined that it did not meet the criteria for classification as a discontinued operation. As a result, operating results of these Archeo operations and the related gain on sale are reflected in the Company’s continuing operations in the consolidated statements of operations. For the years ended December 31, 2013, 2014 and 2015, income before provision for income taxes for these Archeo operations included in the Company’s continuing operations, were $4.7 million, $950,000, and $431,000, respectively.

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

(b) Report of the registered public accounting firm

The report of KPMG LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2016 annual meeting of stockholders (the “2016 Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2015.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	The following reports and financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2014 and 2015;

•	Consolidated Statements of Operations for the years ended December 31, 2013, 2014 and 2015;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2014 and 2015;

•	Consolidated Statements of Cash Flow for the years ended December 31, 2013, 2014 and 2015; and

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 7, 2016.

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

Signature	Date

/S/ PETER CHRISTOTHOULOU Peter Christothoulou Chief Executive Officer (Principal Executive Officer)	March 7, 2016

/S/ MICHAEL A. ARENDS Michael A. Arends Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2016

/S/ RUSSELL C. HOROWITZ Russell C. Horowitz Executive Director	March 7, 2016

/S/ DENNIS CLINE Dennis Cline Director	March 7, 2016

/S/ ANNE DEVEREUX – MILLS Anne Devereux – Mills Director	March 7, 2016

Signature	Date

/S/ NICOLAS J. HANAUER Nicolas J. Hanauer Vice Chairman and Director	March 7, 2016

/S/ CLARK KOKICH Clark Kokich Executive Chairman and Director	March 7, 2016

/S/ IAN MORRIS Ian Morris Director	March 7, 2016

/S/ M. WAYNE WISEHART M. Wayne Wisehart Director	March 7, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of February 19, 2003, by and among the Registrant, Marchex Acquisition Corporation, eFamily.com, Inc., the Shareholders of eFamily.com, Inc., ah-ha.com, Inc. and Paul J. Brockbank, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form SB-2 (No. 333-111096), filed with the SEC on December 11, 2003).

2.2	Agreement and Plan of Merger, dated as of October 1, 2003, by and among the Registrant, Sitewise Acquisition Corporation, TrafficLeader, Inc., the Shareholders of TrafficLeader, Inc. and Gerald Wiant, as Shareholder Representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form SB-2 (No. 333-111096), filed with the SEC on December 11, 2003).

2.3	Asset Purchase Agreement, dated as of November 19, 2004, by and among the Registrant, Name Development Ltd. and the Sole Stockholder of Name Development Ltd. (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form SB-2 (No. 333-121213), filed with the SEC on December 13, 2004).

2.4	Asset Purchase Agreement, dated as of April 26, 2005, by and among the Registrant, Pike Street Industries, Inc. and the holders of all the issued and outstanding capital stock of Pike Street Industries, Inc. (incorporated by reference to Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011).

2.5	Agreement and Plan of Merger, dated as of July 27, 2005, by and among the Registrant, Einstein Holdings I, Inc., Einstein Holdings 2, LLC, IndustryBrains, Inc., the primary shareholders of IndustryBrains, Inc. and with respect to Articles II, VII and XII only, Eric Matlick as shareholder representative (incorporated by reference to Exhibit 2.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011).

2.6	Asset Purchase Agreement, dated as of May 1, 2006, by and among the Registrant, MDNH, Inc., AreaConnect LLC and the holder of all of the issued and outstanding ownership interests of AreaConnect LLC (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012).

2.7	Asset Purchase Agreement, dated as of May 26, 2006, by and among the Registrant, MDNH, Inc., OpenList, Inc., Brian Harriman, the stockholders of OpenList, Inc., and with respect to the Articles VI and XI only, Brad Gerstner as stockholder representative (incorporated by reference to Exhibit 2.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012).

2.8	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Registrant, VoiceStar, Inc., and the Shareholders of VoiceStar, Inc. (incorporated by reference to Exhibit 2.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013).

+2.9	Agreement and Plan of Merger, dated as of April 7, 2011, by and among the Registrant, Marchex Acquisition Corporation, Jingle Networks, Inc. and with respect to Articles II, V and VIII only, Chip Hazard as the Stockholder Representative (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-174016) filed with the SEC on June 29, 2011).

+2.10	Asset Purchase Agreement dated as of April 21, 2015, by and among NameFind LLC, GoDaddy.com, LLC, Marchex Sales, LLC and Marchex (incorporated by reference to Exhibit 2.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2015).

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013).

4.1	Specimen stock certificate representing shares of Class B Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 30, 2004).

*10.1	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004).

*10.2	Executive Employment Agreement, dated as of January 17, 2003, by and between Russell C. Horowitz and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on December 11, 2003).

*10.3	Executive Employment Agreement, dated as of May 1, 2003, by and between Michael A. Arends and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on February 19, 2004).

10.4	Representative Director and Officer Indemnification Agreement, dated as of February 4, 2004, by and between Russell C. Horowitz and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 (No. 333-111096) filed with the SEC on March 19, 2004).

+10.5	License Agreement, effective February 14, 2005, by and between Overture Services, Inc. and Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011).

*10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013).

*10.7	Form of Retention Agreement. (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012).

+10.8	Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013).

+10.9	Credit Agreement dated as of April 1, 2008, by and between the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014).

*10.10	Form of Retention Agreement Amendment (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

Exhibit Number	Description of Document

*10.11	Revised Form of Retention Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

*10.12	Form of Restricted Stock Agreement Amendment (2003 Amended and Restated Stock Incentive Plan) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

*10.13	First Amendment to Executive Employment Agreement effective as of May 8, 2009, by and between Michael A. Arends and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

*10.14	Revised Form of Executive Restricted Stock Agreement (2003 Amended and Restated Stock Incentive Plan) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

*10.15	Form of Director Restricted Stock Agreement (2003 Amended and Restated Stock Incentive Plan) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

10.16	Amended and Restated Lease effective as of June 5, 2009, between 520 Pike Street, Inc. and the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

*10.17	Form of Executive Officer Stock Option Agreement (2003 Amended and Restated Stock Incentive Plan) (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

†††+10.18	Amendment No. 1 to Master Services and License Agreement effective as of April 30, 2010, by the between MDNH, Inc. and YellowPages.com LLC d/b/a AT&T Interactive and related Project Addendum No. 1, effective as of January 1, 2009, as amended.

†††*10.19	Form of Notice of Grant of Executive Officer Stock Option (Performance-Based) (2003 Amended and Restated Stock Incentive Plan).

†††*10.20	Form of Notice of Grant of Executive Officer Stock Option (Time-Based) (2003 Amended and Restated Stock Incentive Plan).

†††*10.21	Form of Notice of Grant of Executive Officer Restricted Stock Units (2003 Amended and Restated Stock Incentive Plan).

†††*10.22	Form of Executive Officer Restricted Stock Agreement (2003 Amended and Restated Stock Incentive Plan).

†††*10.23	Form of Executive Officer Restricted Stock Units Agreement (2003 Amended and Restated Stock Incentive Plan).

†††+10.24	Amendments No. 1, 2 and 3 to YAHOO! Publisher Network Service Order, effective as of September 25, 2007, August 1, 2008 and June 1, 2010 respectively, by and between Yahoo! Inc., as successor in interest to Overture Services, Inc., and Yahoo! Sarl, as successor in interest to Overture Search Services (Ireland) Limited, MDNH, Inc. and MDNH International Ltd.

†††*10.25	Amendment to the Marchex, Inc. 2003 Amended and Restated Stock Incentive Plan.

*10.26	Marchex, Inc. Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011).

Exhibit Number	Description of Document

10.27	First Amendment to the Credit Agreement made and entered into as of March 1, 2011, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012).

*10.28	Marchex, Inc. 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on April 9, 2012).

*10.29	Marchex, Inc. 2014 Employee Stock Purchase Plan, as amended on December 20, 2012 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on April 3, 2013).

*10.30	Form of Incentive Stock Option Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013).

*10.31	Form of Nonstatutory Stock Option Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013).

*10.32	Form of Restricted Stock Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013).

*10.33	Form of Restricted Stock Units Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013).

+10.34	Amendment No. 2 to Master Services and License Agreement, effective as of July 1, 2013, by and between Marchex Sales LLC, a Delaware limited liability company, and YellowPages.com LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013).

*10.35	Form of Indemnity Agreement (Section 16 Executive Officers and Directors) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2013).

10.36	Second Amendment to the Credit Agreement made and entered into as of February 24, 2014, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014).

+10.37	Professional Services Agreement originally dated as of January 29, 2010, by and between Allstate Insurance Company, an Illinois insurance company, and MDNH, Inc., a Delaware corporation and wholly owned subsidiary of Marchex, Inc., and such other affiliates that may be identified from time to time (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on June 25, 2014).

+10.38	Statement of Work (Call Advertising Services Project) effective January 1, 2014, by and between Marchex Sales, LLC (f/k/a Marchex Sales, Inc., f/k/a MDNH Inc.) and Allstate Insurance Company, an Illinois insurance company (incorporated by reference to Exhibit 10.42 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on June 25, 2014).

Exhibit Number	Description of Document

+10.39	Amended Statement of Work (Call Advertising Services Project) entered into on May 1, 2014 which amends the Statement of Work (Call Advertising Services Project) effective January 1, 2014, by and between Marchex Sales, LLC (f/k/a Marchex Sales, Inc., f/k/a MDNH, Inc.) and Allstate Insurance Company, an Illinois insurance company (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014).

+10.40	Pay-For-Call Distribution Agreement, by and between Yellowpages.com LLC, a Delaware limited liability company (d/b/a AT&T Interactive) and Marchex Sales, Inc., a Delaware corporation, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014).

+10.41	Amendment No. 1 to Pay-For-Call Distribution Agreement, by and between Yellowpages.com LLC, a Delaware limited liability company (formally d/b/a AT&T Interactive or ATTi) and Marchex Sales LLC, a Delaware limited liability company and successor in interest to Marchex Sales, Inc., effective as of December 31, 2012 (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014).

+10.42	Third Amendment to the Credit Agreement and Consent made and entered into as of April 21, 2015, by and among Marchex, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015).

+10.43	Amendment No. 3 to Master Services and License Agreement, effective June 25, 2015, by and between Marchex Sales LLC, a Delaware limited liability company and successor in interest to Marchex Sales, Inc. and YellowPages.com LLC, a Delaware limited liability company (formally d/b/a AT&T Interactive or ATTi) (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015).

+10.44	Amendment No. 2 to Pay-For-Call Distribution Agreement, effective June 25, 2015, by and between Marchex Sales LLC, a Delaware limited liability company and successor in interest to Marchex Sales, Inc. and YellowPages.com LLC, a Delaware limited liability company (formally d/b/a AT&T Interactive or ATTi) (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015).

†++10.45	Terms and Conditions For Pay-For-Call Advertising for Resolution Media Clients, by and between Marchex Sales, LLC (f/k/a Marchex Sales, Inc.) and Resolution Media Inc., dated September 7, 2010.

†++10.46	Marchex Call Marketplace Insertion Order (State Farm – Auto Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated December 22, 2015.

†++10.47	Marchex Call Marketplace Insertion Order Amendment No. 1 (State Farm – Auto Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated January 20, 2016.

†++10.48	Marchex Call Marketplace Insertion Order (State Farm – Life Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated December 24, 2015.

†++10.49	Marchex Call Marketplace Insertion Order Amendment No. 1 (State Farm – Life Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated January 20, 2016.

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

Exhibit Number	Description of Document

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(+)	Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.
(+)(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.
†††	Refiled herewith pursuant to Regulation S-K Item 10.