Form 10-Q
period 2016-03-31
MARCHEX INC
filed 2016-05-06
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 4, 2016
Class A common stock, par value $.01 per share	5,232,636
Class B common stock, par value $.01 per share	37,828,200

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2015	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$109,155	$106,603
Accounts receivable, net	24,621	26,497
Prepaid expenses and other current assets	1,784	2,515
Refundable taxes	127	117

Total current assets	135,687	135,732
Property and equipment, net	5,778	5,133
Intangible and other assets, net	222	216
Goodwill	63,305	63,305

Total assets	$204,992	$204,386

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,460	$10,692
Accrued expenses and other current liabilities	6,712	6,875
Deferred revenue	692	319

Total current liabilities	16,864	17,886
Other non-current liabilities	662	543

Total liabilities	17,526	18,429
Stockholders’ equity:
Class A common stock	55	55
Class B common stock	368	368
Treasury stock	(238)	(0)
Additional paid-in capital	350,799	352,729
Accumulated deficit	(163,518)	(167,195)

Total stockholders’ equity	187,466	185,957

Total liabilities and stockholders’ equity	$204,992	$204,386

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2016
Revenue	$35,916	$35,985

Expenses:
Service costs	19,366	21,982
Sales and marketing	3,458	5,522
Product development	7,693	7,472
General and administrative	5,699	4,662
Disposition related costs	—	4

Total operating expenses	36,216	39,642

Loss from operations	(300)	(3,657)
Other expense:
Interest and line of credit expense	(19)	(4)
Other, net	(6)	(3)

Total other expense	(25)	(7)

Loss from continuing operations before provision for income taxes	(325)	(3,664)
Income tax expense	5	13

Net loss from continuing operations	(330)	(3,677)
Discontinued operations	4,913	—

Net income (loss)	4,583	(3,677)
Dividends paid to participating securities	(19)	—

Net income (loss) applicable to common stockholders	$4,564	$(3,677)

Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders:
Continuing operations	$(0.01)	$(0.09)
Discontinued operations, net of tax	$0.12	$—

Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders	$0.11	$(0.09)
Dividends paid per share	$0.02	$—
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	5,233	5,233
Class B	35,766	35,977
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	5,233	5,233
Class B	40,999	41,210

See accompanying notes to condensed consolidated financial statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net income (loss)	$4,583	$(3,677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	877	876
Allowance for doubtful accounts and advertiser credits	(40)	261
Stock-based compensation	2,794	1,966
Change in certain assets and liabilities:
Accounts receivable, net	(1,962)	(2,137)
Refundable taxes	(2)	10
Prepaid expenses and other current assets	58	(718)
Accounts payable	(125)	1,257
Accrued expenses and other current liabilities	782	387
Deferred revenue	(663)	(373)
Other non-current liabilities	(102)	(119)

Net cash provided by (used in) operating activities	6,200	(2,267)
Cash flows from investing activities:
Purchases of property and equipment	(853)	(248)
Cash paid for sale of Archeo assets	—	(224)
Purchases of intangibles and changes in other non-current assets	(24)	(3)

Net cash used in investing activities	(877)	(475)
Cash flows from financing activities:
Tax withholding related to restricted stock awards	—	(50)
Common stock dividend payments	(839)	—
Repurchase of Class B common stock for treasury stock	(931)	—
Proceeds from exercises of stock options and issuance, issuance and vesting of restricted stock and employee stock purchase plan, net	73	240

Net cash provided by (used in) financing activities	(1,697)	190

Net increase (decrease) in cash and cash equivalents	3,626	(2,552)
Cash and cash equivalents at beginning of period	80,032	109,155

Cash and cash equivalents at end of period	$83,658	$106,603

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period. The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation.

In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. As a result, the operating results related to these certain pay-per-click assets are shown as discontinued operations in the condensed consolidated statements of operations for all periods presented. In December 2015, the Company sold the remaining Archeo operations. The December 2015 disposition did not meet the criteria for discontinued operations, and as a result the operating results are reflected in continuing operations. See Note 12. Discontinued Operations and Disposition of the Notes to Condensed Consolidated Financial Statements for further discussion. Unless otherwise indicated, information presented in the Notes to Condensed Consolidated Financial Statements relates only to the Company’s continuing operations.

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

Recent Accounting Pronouncement(s) Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In March 2016, the FASB issued Accounting Standards Update No. 2016-08: Principal versus Agent Considerations—Reporting Revenue Gross versus Net (ASU 2016-08), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. In April 2016, the FASB issued Accounting Standards Update No. 2016-10: Identifying Performance Obligations and Licensing (ASU 2016-10), which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. The Company is currently in the process of evaluating the impact of adoption of these updates on its consolidated financial statements.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, with Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

(3) Stock-based Compensation Plans

The Company grants stock-based awards, including stock options, restricted stock awards, and restricted stock units. The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award, using the straight-line method under FASB ASC 718. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2015	2016
Service costs	$220	$198
Sales and marketing	245	439
Product development	579	532
General and administrative	1,747	797

Total stock-based compensation	$2,791	$1,966

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended March 31, 2015 and 2016, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company used an expected annual dividend yield in consideration of the Company’s common stock dividend payments during the first half of 2015. The Company discontinued paying dividends on its common stock after the second quarter of 2015.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Three months ended March 31,
	2015	2016
Expected life (in years)	4.0-6.25	4.0
Risk-free interest rate	1.13%-1.54%	1.04%
Expected volatility	62%-65%	58%
Expected dividend yield	0.23%-0.36%	0%

Stock option activity during the three months ended March 31, 2016 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2015	8,937,281	$6.97	6.33	$52
Options granted	208,500	3.89
Options forfeited	(92,919)	5.26
Options expired	(359,780)	15.69
Options exercised	(51,891)	4.07

Balance at March 31, 2016	8,641,191	$6.57	6.40	$960

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the three months ended March 31, 2016 is summarized as follows:

	Shares/ Units	Weighted average grant date fair value
Unvested balance at December 31, 2015	2,222,080	$4.86
Granted	75,000	3.74
Vested	(103,125)	4.47
Forfeited	(31,905)	4.69

Unvested balance at March 31, 2016	2,162,050	$4.84

In the three months ended March 31, 2016, the Company repurchased approximately 11,000 shares from certain executives for minimum withholding taxes on approximately 38,000 restricted stock award vests. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $50,000, which was remitted in cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

In accordance with the two class method, the undistributed earnings (losses) for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the earnings for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on our common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed earnings (losses) on a proportionate basis. Additionally, the Company has paid dividends equally to both classes of common stock and the unvested restricted shares for all cash dividends paid since November 2006.

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

The following table calculates net income (loss) from continuing operations to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2015		2016
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net loss from continuing operations	$(44)	$(286)	$(467)	$(3,210)
Dividends paid to participating securities	—	(19)	—	—

Net loss from continuing operations applicable to common stockholders	$(44)	$(305)	$(467)	$(3,210)
Discontinued operations, net of tax	627	4,286	—	—

Net income (loss) applicable to common stockholders	$583	$3,981	$(467)	$(3,210)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	35,766	5,233	35,977

Basic net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.01)	$(0.01)	$(0.09)	$(0.09)
Discontinued operations, net of tax	0.12	0.12	—	—

Basic net income (loss) per share applicable to common stockholders	$0.11	$0.11	$(0.09)	$(0.09)

The following table calculates net income (loss) from continuing operations to net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2015		2016
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net loss from continuing operations	$(44)	$(286)	$(467)	$(3,210)
Dividends paid to participating securities	—	(19)	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(44)	—	(467)

Net loss from continuing operations applicable to common stockholders	$(44)	$(349)	$(467)	$(3,677)
Discontinued operations, net of tax	627	4,286	—	—
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	627	—	—

Diluted discontinued operations, net of tax	$627	$4,913	$—	$—

Net income (loss) applicable to common stockholders	$583	$4,564	$(467)	$(3,677)

	Three months ended March 31,
	2015		2016
	Class A	Class B	Class A	Class B
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	35,766	5,233	35,977
Conversion of Class A to Class B common shares outstanding	—	5,233	—	5,233

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	5,233	40,999	5,233	41,210

Diluted net (loss) income per share:
Net loss from continuing operations applicable to common stockholders	$(0.01)	$(0.01)	$(0.09)	$(0.09)
Discontinued operations, net of tax	0.12	0.12	—	—

Diluted net income (loss) per share applicable to common stockholders	$0.11	$0.11	$(0.09)	$(0.09)

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three months ended March 31, 2015 and 2016, outstanding options to acquire 7,829 and 8,641 shares, respectively of Class B common stock.

•	For the three months ended March 31, 2015 and 2016, 235 and 708 shares of unvested Class B restricted common shares.

•	For the three months ended March 31, 2015 and 2016, 96 and 1,454 restricted stock units, respectively.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during the three months ended March 31, 2016, the Company held cash equivalents in a commercial paper sweep account with the same financial institution. These Level 2 assets were fully liquidated prior to March 31, 2016.

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

There were no distribution partners paid more than 10% of consolidated revenue for the three months ended March 31, 2015 and 2016.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Three months ended March 31,
	2015	2016
Advertiser A	31%	24%
Advertiser B	21%	26%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2015	At March 31, 2016
Advertiser A	14%	22%
Advertiser B	28%	28%
Advertiser C	19%	11%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. For the three months ended March 31, 2015 and 2016, one advertising agency represented 19% and 22% of consolidated revenue, respectively and as of December 31, 2015 and March 31, 2016, one advertising agency represented 22% of consolidated accounts receivable.

(6) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. Historically, the Company operated under two segments: Call-driven and Archeo. Subsequent to the sale of the Company’s remaining Archeo operations in December 2015, the Company operates under the Call-driven segment which is comprised of performance-based advertising business focused on driving phone calls.

The Archeo segment historically comprised the Company’s click-based advertising businesses. In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. This disposition is shown as discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented and is excluded from segment reporting. On December 31, 2015 the Company sold the remaining Archeo operations, which did not meet the criteria for discontinued operations presentation. See Note 12. Discontinued Operations and Disposition for further discussion.

Call-driven segment expenses include both direct costs incurred by the segment business as well as corporate overhead costs. Archeo segment expenses only include direct costs incurred by the segment. Segment expenses exclude the following: stock-based compensation, disposition related costs, and other expense.

Selected segment information (in thousands):

	Three months ended March 31, 2015
	Call-driven	Archeo	Total
Revenue	$35,029	$887	$35,916
Operating expenses	32,397	1,028	33,425

Segment profit (loss)	$2,632	$(141)	$2,491
Less reconciling items:
Stock based compensation			2,791
Other expense			25

Loss from continuing operations before provision for income taxes			$(325)

For the three months ended March 31, 2016, the Company’s operating results are primarily all Call-driven. There were other operating activities related to transition activities of the Archeo operations, which were not significant.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2015	2016
United States	97%	97%
Canada	3%	3%
Other countries	*	*

	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2015	At March 31, 2016
Computer and other related equipment	$21,551	$21,534
Purchased and internally developed software	7,893	7,893
Furniture and fixtures	1,778	1,821
Leasehold improvements	2,123	2,153

	$33,345	$33,401
Less: accumulated depreciation and amortization	(27,567)	(28,268)

Property and equipment, net	$5,778	$5,133

Depreciation and amortization expense, related to property and equipment was approximately $839,000 and $866,000 for the three months ended March 31, 2015 and 2016, respectively.

(8) Commitments, Contingencies and Taxes

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

	Facilities operating leases	Other contractual obligations	Total
2016	$1,753	$2,706	$4,459
2017	2,373	1,564	3,937
2018	577	412	989
2019 and after	—	—	—

Total minimum payments	$4,703	$4,682	$9,385

Rent expense incurred by the Company was approximately $484,000 and $492,000 for the three months ended March 31, 2015 and 2016, respectively.

(b) Contingencies

On November 17, 2015, Steven Porter, a purported shareholder of the Company, filed a securities class action against the Company and certain officers of the Company, alleging violations of the federal securities laws (the “Complaint”). Mr. Porter sought to represent all people who purchased or otherwise acquired the Company’s Class B common stock during the period from March 19, 2014 to September 18, 2014, and sought unspecified damages. The Complaint alleged that the Defendants made false and/or misleading statements and/or failed to disclose material adverse facts about the Company’s business, operations, and prospects. On April 1, 2016, Mr. Porter was appointed “Lead Plaintiff” in the action. On April 22, 2016, the case was dismissed without prejudice after the Lead Plaintiff filed a notice of voluntary dismissal of the case.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2015 and March 31, 2016. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(9) Credit Agreement

In April 2008, the Company entered into a credit agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). In April 2015, the Company signed an amendment to the Credit Agreement, which extended the maturity to April 1, 2017, clarified the LIBOR rate as determined under the Credit Agreement cannot be below zero percent (0%) and added a financial covenant limiting outstanding balances under the Credit Agreement not to exceed a collateral value as defined in the Credit Agreement. Interest on outstanding balances under the Credit Agreement will accrue at LIBOR plus an applicable margin rate, as determined under the agreement and has an unused commitment fee. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the three months ended March 31, 2015 and 2016, the Company had no borrowings under the Credit Agreement.

(10) Goodwill

There was no change in goodwill during the three months ended March 31, 2016.

The Company reviews goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment and determine if the fair value of the reporting unit is more likely than not greater than its carrying amount.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. For the period April 1, 2016 to May 6, 2016, the Company’s stock price has been impacted by volatility in the U.S. financial markets and at various points in time, the Company’s stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in November 2016.

(11) Common Stock

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three months ended March 31, 2015, the Company repurchased 238,000 shares of Class B common stock for $931,000.

During the three months ended March 31, 2015 and 2016, the Company’s board of directors approved and the Company retired 469,961 and 125,237 shares, respectively, of treasury stock.

(12) Discontinued Operations and Dispositions

In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. This disposal met the requirements of Accounting Standards Codification 205-20, Discontinued Operations, for presentation as discontinued operations. As a result, the operating results related to this disposition is shown as discontinued operations, net of tax. The operating results for the discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2015
Revenue	$6,659
Expenses:
Service costs	1,322
Sales and marketing	199

Income from discontinued operations, net of tax	5,138
Gain on sale of discontinued operations, net of tax	(225)

Discontinued operations, net of tax	$4,913

The discontinued operation incurred amortization of $14,000 for the three months ended March 31, 2015.

The net cash proceeds related to Archeo’s domain operations sold in April 2015 were approximately $28.1 million. The sale includes a contingent earn-out consideration payment that depends upon the achievement of certain thresholds and will be recognized as income when received.

On December 31, 2015, the Company sold the remaining Archeo operations for cash proceeds of $750,000. The transaction costs were approximately $244,000 and the net carrying value of the liabilities assumed were approximately $990,000, resulting in a net gain of $1.5 million from the sale. The Company evaluated this disposition and determined that it did not meet the criteria for classification as a discontinued operation. As a result, operating results of these Archeo operations are reflected in the Company’s continuing operations in the condensed consolidated statements of operations. For the three months ended March 31, 2015, income (loss) before provision for income taxes for these Archeo operations included in the Company’s continuing operations, were ($141,000).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

References herein to “we,” “us” or “our” refer to Marchex, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Marchex is an advertising analytics company. We power global brands to understand the mobile consumer journey by connecting online behavior to real-world, offline actions.

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

•	Marchex Call Marketplace. Marchex Call Marketplace is a mobile advertising network for businesses that depend on inbound phone calls to drive sales. We offer advertisers ad placements across numerous mobile and online media sources to deliver qualified calls to their businesses. It leverages Marchex Call Analytics platform for tracking, reporting and optimization. Advertisers are charged on a pay-per-call or cost per action basis.

•	Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our Local Leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2015, we extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 31% and 24% of our total revenues in the quarters ended March 31, 2015 and 2016, respectively. We also have a separate distribution partner agreement with YP.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We have offices in Seattle, Washington; Las Vegas, Nevada; and New York, New York. In October 2015, we opened offices in Sydney, Australia and San Francisco, California.

Consolidated Statements of Operations

All significant inter-company transactions and balances within Marchex have been eliminated in consolidation. Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on the respective acquisition dates. All goodwill, intangible assets, and liabilities resulting from the acquisitions have been recorded in our condensed consolidated financial statements.

We primarily generate our revenues from our Call-driven segment. Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our call analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our local leads technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Historically, we also generated revenue from our Archeo segment, which included revenue generated from our click based advertising and Internet domain operations. In 2015, we sold primarily all of our Archeo operations in two separate transactions. In April 2015, we sold the bulk of our domain name portfolio. The operating results related to this disposition is shown as discontinued operations in the condensed consolidated statements of operations for all periods presented. In December 2015, we sold the remaining Archeo operations. This disposition did not meet the criteria for discontinued operations, and as a result, the operating results are reflected in continuing operations in the condensed consolidated statements of operations. See Note 12. Discontinued Operations and Disposition for further discussion regarding the dispositions. For detail on revenue by segment, see Note 6. Segment Reporting and Geographic Information of the notes to our condensed consolidated financial statements.

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2015 and 2016.

Revenue

We generate revenue through our call advertising services and our local leads platform, which includes our call analytics and pay-for-call services. Historically, we also generated revenue through pay-per-click advertising services.

Our performance-based advertising services, which include call advertising, cost-per-action services, and pay-per-click services, amounted to greater than 80% of revenues in all periods presented. In addition, we generate revenue through our Local Leads platform, which enables partner resellers to sell call advertising and/or search marketing products, and campaign management services. These secondary sources accounted for less than 20% of our revenues in all periods presented. We have no barter transactions.

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

Performance-Based Advertising Services

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

In providing pay-for call marketing services, we generate revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each qualified phone call, which occurs when a user makes a phone call, clicks, or completes a specified action on any of their advertisement listings after it has been placed us or by our distribution partners. Each qualified phone call or specified action on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, and other targeted Web-based content, mobile carriers and offline sources. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;

•	amortization of intangible assets;

•	license and content fees;

•	credit card processing fees;

•	network operations;

•	serving our search results;

•	telecommunication costs, including the use of phone numbers relating to our call products and services;

•	maintaining our websites;

•	domain name registration renewal fees;

•	domain name costs;

•	network fees;

•	fees paid to outside service providers;

•	delivering customer service;

•	depreciation of network equipment and software;

•	colocation service charges of our network website equipment;

•	bandwidth and software license fees;

•	payroll and related expenses of related personnel; and

•	stock-based compensation of related personnel.

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

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as March 31, 2016 amounted to $943,000.

At March 31, 2016, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $35.2 million will be realized and accordingly, we have recorded a 100% valuation allowance of $35.2 million against these deferred tax assets. This compares to a valuation allowance of $34.5 million at December 31, 2015. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We also considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2013, 2014, and 2015 of $7.6 million, $10.9 million, and $13.6 million, respectively. As of March 31, 2016, the Company’s federal NOL carryforwards were approximately $39.6 million for income tax purposes, which will begin to expire in 2026. As of March 31, 2016, the Company’s state, city, and other foreign jurisdiction NOL carryforwards were approximately $6.2 million, which begin to expire in 2025.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2015	2016
Revenue	100%	100%

Expenses:
Service costs	54%	61%
Sales and marketing	10%	15%
Product development	21%	21%
General and administrative	16%	13%
Disposition related costs	—%	0%

Total operating expenses	101%	110%

Loss from operations	(1%)	(10%)
Other expense	0%	0%

Loss from continuing operations before provision for income taxes	(1%)	(10%)
Income tax expense	0%	0%

Net loss from continuing operations	(1%)	(10%)
Discontinued operations, net of tax	14%	0%
Net income (loss)	13%	(10%)

Net income (loss) applicable to common stockholders	13%	(10%)

Segment Operating Results

We historically organized our operations into two segments: (1) the Call-driven segment which is comprised of our performance-based advertising business focused on driving phone calls; and (2) the Archeo segment which included our click-based advertising and Internet domain name operations that were sold in 2015. For the three months ended March 31, 2016, the Company’s operating results are primarily all Call-driven and other operating activities related to the transition activities of the Archeo operations were not significant. For the three months ended March 31, 2015, operating results by segment were as follows:

Three months ended March 31, 2015
Call-driven
Revenue	$35,029
Operating Expenses	32,397

Segment profit (loss)	$2,632

Archeo
Revenue	$887
Operating Expenses	1,028

Segment profit (loss)	$(141)

Reconciliation of segment profit (loss) from operations to loss from continuing operations before provision for income taxes:
Total segment profit (loss)	$2,491
Less reconciling items:
Stock based compensation	2,791
Disposition related costs	—
Other expense	25

Loss from continuing operations before provision for income taxes	$(325)

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2016.

Revenue

Revenue was $35.9 million for the three months ended March 31, 2015 and $36.0 million in the same period in 2016.

Our Call-driven revenues increased 3% from $35.0 million for the three months ended March 31, 2015 to $36.0 million in the same period in 2016. This increase was due primarily to larger advertiser budgets for our pay-for-call and call analytic services, partially offset by fewer YP small business accounts related revenues. This increase in Call-driven revenues was offset by a decrease in Archeo revenues due to the sale of the remaining Archeo operations in December 2015. We do not expect to generate any significant Archeo revenues going forward.

Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP within our Call Marketplace. We charge an agreed-upon price for qualified calls or leads from our network. In 2015, we extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total revenue may decrease. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. In addition, we expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues. We expect YP will comprise a lower percentage of total revenues in near term and prospective periods than in recent periods. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. YP accounted for 31% and 24% of total revenues for the three months ended March 31, 2015 and 2016, respectively.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 19% and 22% of total revenues for the three months ended March 31, 2015 and 2016, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 21% and 26% of total revenue for the three months ended March 31, 2015 and 2016, respectively.

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

Expenses

Expenses were as follows (in thousands):

	Three months ended March 31,
	2015	% of revenue	2016	% of revenue
Service costs	$19,366	54%	$21,982	61%
Sales and marketing	3,458	10%	5,522	15%
Product development	7,693	21%	7,472	21%
General and administrative	5,699	16%	4,662	13%
Disposition related costs	—	—%	4	0%

	$36,216	101%	$39,642	110%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2015	2016
Service costs	$220	$198
Sales and marketing	245	439
Product development	579	532
General and administrative	1,747	797

Total stock-based compensation	$2,791	$1,966

See Note 3. Stock-based Compensation Plans of the condensed consolidated financial statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 14% from $19.4 million for the three months ended March 31, 2015 to $22.0 million in the same period in 2016. The increase was primarily attributable to an increase in distribution partner payments and communication and network costs totaling $3.6 million, offset partially by decreases in personnel costs, travel costs, and fees paid to outside service providers. As a percentage of revenue, service costs were 54% and 61% for the three months ended March 31, 2015 and 2016, respectively. The 2016 increase as a percentage of revenue in service costs was primarily a result of an increase in distribution partner payments and, to a lesser extent, revenues from our local leads platform comprising a lower proportion of revenue compared to the 2015 period. Our local leads platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform makes up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect service costs as a percentage of revenue in the near term to be stable to modestly higher relative to the most recent quarterly period. We also expect that in the longer term service costs will increase in absolute dollars and as a percentage of revenue in connection with any revenue increase as a result of costs associated with the expansion and additional investment in our communications and network infrastructure as we scale and adapt to increases in the volume of transactions, calls, and traffic and as we invest in our platforms.

Sales and Marketing. Sales and marketing expenses increased 60% from $3.5 million for the three months ended March 31, 2015 to $5.5 million in the same period in 2016. As a percentage of revenue, sales and marketing expenses were 10% and 15% for the three months ended March 31, 2015 and 2016, respectively. The increase in dollars and percentage of revenue was primarily attributable to an increase in personnel costs, travel costs, fees paid to outside service providers, stock-based compensation, and outside marketing costs totaling $2.0 million. We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be higher in absolute dollars and to increase in the longer term as we expand our sales force, marketing initiatives, and look to further our international initiatives. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses decreased 3% from $7.7 million for the three months ended March 31, 2015 to $7.5 million in the same period in 2016. The net decrease of $221,000 was primarily due to a decrease in personnel costs, travel costs, and stock-based compensation. As a percentage of revenue, product development expenses were 21% for both the three months ended March 31, 2015 and 2016.

In the near term, we expect product development expenditures to be relatively stable to modestly higher in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses decreased 18% from $5.7 million in the three months ended March 31, 2015 to $4.7 million in the same period in 2016. As a percentage of revenue, general and administrative expenses were 16% and 13% for the three months ended March 31, 2015 and 2016, respectively. The decrease in dollars and percentage of revenue was primarily due to a decrease in personnel costs and stock-based compensation totaling $1.2 million, offset partially by an increase in fees paid to outside service providers.

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

Segment Profit (Loss). For the three months ended March 31, 2016, we operated under the Call-driven segment and had a loss of ($1.7) million. Call-driven profit was $2.6 million for the three months ended March 31, 2015. The decrease in profit was due primarily to an increase in sales and marketing costs and distribution partner payments, offset partially by an increase in revenues.

Income Taxes. The income tax expense from continuing operations was $5,000 and $13,000 for the three months ended March 31, 2015 and 2016, respectively, and was related to state income taxes. The effective tax rate differed from the expected effective tax rate of 34% due to full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method and other non-deductible amounts.

Discontinued Operations, net of tax. In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. As a result, the operating results related to these domain operations are shown as discontinued operations in the condensed consolidated statements of operations for all periods presented. In December 2015, the Company sold the remaining Archeo operations. The December 2015 disposition did not meet the criteria for discontinued operations, and as a result the operating results are reflected in continuing operations. See Note 12. Discontinued Operations and Disposition of the Notes to Condensed Consolidated Financial Statements for further discussion.

Net Income (Loss). Net income was $4.6 million in the three months ended March 31, 2015 and was a net loss of ($3.7) million in the same period in 2016. The decrease was primarily a result of income from discontinued operations during the three months ended March 31, 2015 of $4.9 million with no corresponding amounts in 2016. The decrease was also attributable to a $3.4 million increase in operating expenses, primarily related to an increase in sales and marketing and service costs with revenue relatively consistent due to the decrease in Archeo revenues offsetting the increase in Call-driven revenues.

The carrying amount of goodwill at March 31, 2016 was approximately $63.3 million. The Company reviews goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The testing of goodwill for impairment requires we make significant estimates about our future performance and cash flows, as well as other assumptions. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment and determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of our common stock and market capitalization. If our stock price were to trade below the book value per share for an extended period of time and/or we experience changes in our business, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of goodwill.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period April 1, 2016 to May 6, 2016, our stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $106.6 million and we had current and long term contractual obligations of $9.4 million, of which $4.7 million is for rent under our facility leases.

Cash used in operating activities for the three months ended March 31, 2016 of approximately $2.3 million consisted primarily of a net loss of $3.7 million, adjusted for non-cash items of $3.1 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and approximately $1.7 million used in working capital and other activities.

Cash provided by operating activities for the three months ended March 31, 2015 of approximately $6.2 million consisted primarily of net income of $4.6 million, adjusted for non-cash items of $3.6 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts and advertiser credits, stock-based compensation, and approximately $2.0 million provided by working capital and other activities.

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted the majority of revenues for the three months ended March 31, 2015 and 2016. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

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

For the quarter ended and as of March 31, 2016, amounts from these partners and agencies totaled 63% of revenue and $16.7 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 26% of total revenues and 28% of accounts receivable for the three months ended and as of March 31, 2016.

In 2015, we amended our arrangements with YP, extending them through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in December 2016, and, if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. Net accounts receivable balances outstanding at March 31, 2016 from YP totaled $5.9 million.

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

Cash used in investing activities for the three months ended March 31, 2016 of approximately $475,000 was primarily attributable to purchases for property and equipment of approximately $248,000 and cash paid for costs incurred as a result of the sale of the remaining Archeo assets of $224,000. Cash used in investing activities for the three months ended March 31, 2015 of approximately $877,0000 was primarily attributable to net purchases for property and equipment of $853,000 and purchases of intangible and other noncurrent assets of $24,000.

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

Cash provided by financing activities for the three months ended March 31, 2016 of approximately $190,000 was primarily attributed to proceeds from employee stock option exercises and the employee stock purchase plan of $240,000. This was partially offset by redemption of stock totaling approximately $50,000. Cash used in financing activities for the three months ended March 31, 2015 of approximately $1.7 million was primarily payment of common stock dividends and repurchases of Class B common stock totaling approximately $1.8 million. This was partially offset by proceeds from employee stock option exercises and the employee stock purchase plan of $73,000.

The following table summarizes our contractual obligations as of March 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$4,703	$2,336	$2,367	$—
Other contractual obligations	4,682	3,337	1,345	—

Total contractual obligations (1)	$9,385	$5,673	$3,712	$—

(1)	Our tax contingencies of $943,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

As of March 31, 2016, we have a credit agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. As of March 31, 2016, we had $30 million of availability under the credit agreement. The credit agreement matures in April 2017. During the three months ended March 31, 2015 and 2016, we had no borrowings under the Credit Agreement.

In April 2015, in connection with our sale of the bulk of our domain portfolio, we signed an amendment to the Credit Agreement which clarified the LIBOR rate as determined under the Credit Agreement cannot be below zero percent (0%) and added a financial covenant limiting outstanding balances under the Credit Agreement not to exceed a collateral value as defined in the Credit Agreement. With the sale of the remaining Archeo operations in December 2015, we are assessing our possible future financing needs and our prospective ability to draw under the existing credit facility.

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

In 2015, quarterly dividends of $0.02 per share were paid on February 17 and May 18, 2015 to the holders of record as of the close of business on February 6 and May 7, 2015, respectively. The aggregate quarterly dividend paid in February and May 2015 was $839,000 and $845,000, respectively. A dividend was not declared or paid during the three months ended March 31, 2016, and we do not anticipate declaring or paying dividends in the foreseeable future.

Based on our operating plans we believe that our existing resources and cash flow provided by ongoing operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing through our existing credit facility or other financing arrangements may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. If additional financing is necessary, it may not be available; and if it is available, it may not be possible for us to obtain financing on satisfactory terms. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Critical Accounting Policies

The policies below are critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results.

Our condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;

•	Goodwill;

•	Stock-based compensation;

•	Allowance for doubtful accounts and advertiser credits; and

•	Provision for income taxes.

Revenue

We currently generate revenue by delivering call advertising services that enable advertisers of all sizes to reach consumers across online, mobile and offline sources. Our primary source of revenue is performance-based advertising, which includes pay-for-call advertising, and cost-per-action services. For pay-for-call advertising, revenue is recognized upon delivery of qualified and reported phone calls or other action to our advertisers or advertising service providers’ listing which occurs when a mobile, online or offline user makes a phone call or clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or other action on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third party website in our distribution network to an advertiser website and completes the specified action.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, third party vertical and branded websites, and mobile and offline sources. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per phone call or other action on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC 605, the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and we, in certain instances, are only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements, resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of the Company’s common stock and market capitalization. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis in future periods. The Company cannot accurately predict the amount and timing of any future impairment of goodwill. Should the value of goodwill become impaired, the Company would record an impairment charge, which could have an adverse effect on its financial condition and results of operations.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time during the period April 1, 2016 to May 6, 2016, our stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2016.

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

Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, the assumptions used in calculating fair value of stock-based awards, the use of the Black-Scholes option pricing model, and the use of the binomial lattice model and a Monte Carlo simulation are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 3 Stock-based Compensation Plans in the Condensed Notes to Consolidated Financial Statements for additional information.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of March 31, 2016 amounted to $943,000.

We determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2015 and March 31, 2016. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

Recent Accounting Pronouncement Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In March 2016, the FASB issued Accounting Standards Update No. 2016-08: Principal versus Agent Considerations—Reporting Revenue Gross versus Net (ASU 2016-08), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. In April 2016, the FASB issued Accounting Standards Update No. 2016-10: Identifying Performance Obligations and Licensing (ASU 2016-10), which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. We are currently in the process of evaluating the impact of adoption of these updates on our consolidated financial statements.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, with Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

Web site

Our web site, www.marchex.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission. To view these filings, please go to our web site and click on “Investor Relations” and then click on “SEC Filings.” Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about us, our services, and other matters, and for complying with our disclosure obligations under Regulation FD:

•	Marchex Twitter Account (https://twitter.com/marchex)

•	Marchex Company Blog (http://www.marchex.com/blog)

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

Our exposure to market risk is limited to foreign currency and interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any material foreign currency or other derivative financial instruments. The effect of changes in foreign currency exchange rates on our operating results was not material.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were a party to the legal proceedings described in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 8. Commitments, Contingencies, and Taxes in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There were no material developments to these legal proceedings in the three months ended March 31, 2016, other than as set forth below.

Regarding the Steven Porter litigation (Civil Action No. 15-cv-09011), on March 7, 2016, the case was transferred to the United States District Court for the Western District of Washington (Case No. C16-360 JLR). On April 1, 2016, the Court in the Western District of Washington appointed Steven Porter as “Lead Plaintiff” in the action. On April 22, 2016, the case was dismissed without prejudice after the Lead Plaintiff filed a notice of voluntary dismissal of the case.

In addition, the Company from time to time is a party to disputes and legal and administrative proceedings arising from the ordinary course of business. Management does not expect the results of any of these actions to have a material effect on the Company’s business or consolidated financial statements.

Item 1A.	Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2015 Annual Report on Form 10-K. They have been updated to include information as of May 6, 2016.

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

We had an accumulated deficit of $167.2 million as of March 31, 2016. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 10% of total revenues for the quarter ended March 31, 2016. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on certain advertiser reseller partners and agencies, including YP, Resolution Media, OMD Digital, hibu, Inc., CDK Global, Yodle, and Yellow Pages Ltd (formerly Yellow Media) for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners and agencies could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

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

Through our contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call arrangement with YP. In 2015, we extended these arrangements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 24% of our total revenues for the quarter ended March 31, 2016. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 22% and less than 10% of total revenues, respectively, for the three months ended March 31, 2016.

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

We received approximately 61% and 63% of our revenue from our five largest customers for the year ended December 31, 2015 and the three months ended March 31, 2016, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 61% and 63% of our total revenues for the year ended December 31, 2015 and the three months ended March 31, 2016, respectively. YP and Resolution Media were our largest customers and were responsible for 24% and 22% of our total revenues, respectively, for the three months ended March 31, 2016.

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

Our primary arrangement with Resolution Media, who acts as an agent on advertisers’ behalf, is for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm, represented the majority of the revenue generated by Resolution Media for the three months ended March 31, 2016. State Farm, who utilizes our services through multiple relationships, accounted for 26% of total revenues for the three months ended March 31, 2016. Many of our largest customers are not subject to long term contracts with us and are able to reduce advertising spend at any time and for any reason. In some cases, we engage with our customers through advertising agencies, who act on behalf of the customer. Advertising agencies may place insertion orders with us for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future. There can be no assurance that if we were to need additional funds to meet these obligations that our existing credit facility or additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally-developed businesses.

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

One potential area of growth for us is in international markets. We have operations, through our subsidiaries, in other countries. Currently, we have operations in Australia, Canada, Ireland, New Zealand, and the United Kingdom. We are exploring various customer opportunities internationally. Our international expansion and the integration of international operations present unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. We may also have to offer our products and services in a modified format which may not be as compelling to certain customers. Our continued international expansion also subjects us to increased foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. There are risks inherent in conducting business in international markets, including:

•	the need to localize our products and services to foreign customers’ preferences and customs;

•	difficulties in managing operations due to language barriers, distance, staffing and cultural differences;

•	application of foreign laws and regulations to us, in particular data and privacy regulations in Europe and other international jurisdictions, which continue to change and impose significantly more liability and product limitations on service providers in our industry;

•	compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	tariffs and other trade barriers;

•	fluctuations in currency exchange rates;

•	establishing local offices, sales channels, management systems and infrastructures;

•	reduced protection for intellectual property rights in some countries;

•	changes in foreign political and economic conditions;

•	compliance with the laws of numerous taxing jurisdictions, both foreign and domestic;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	the complexity and potentially adverse tax consequences of U.S. tax laws as they relate to our international operations;

•	increased costs to establish and maintain effective controls at foreign locations; and

•	overall higher costs of doing business internationally.

Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations and financial condition.

The loss of our senior management, including our executive founders, could harm our current and future operations and prospects.

We are heavily dependent upon the continued services of executive founders, and the other members of our senior management team. Each member of our senior management team is an at-will employee and may voluntarily terminate his employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. Further, as of March 31, 2016, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, together controlled 79% of the combined voting power of our outstanding capital stock. Their collective voting control is not tied to their continued employment with Marchex. The loss of the services of any member of our senior management, including our executive founders, for any reason, or any conflict among our executive founders, could harm our current and future operations and prospects.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. At various points in time, during the period April 1, 2016 to May 6, 2016, our stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact the our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2016.

We may be required to increase or decrease the valuation allowance against our deferred tax assets.

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. We increased the valuation allowance by $22.3 million to record a full valuation allowance against our deferred tax assets as of September 30, 2014 resulting in a corresponding income tax expense of $22.3 million for the third quarter of 2014. As of March 31, 2016, our deferred tax assets were $35.2 million and we have provided a full valuation allowance of $35.2 million as we believe it is not more likely than not that these assets will be realized.

We may experience unforeseen liabilities arising out of third party domain names included in our distribution network, which could negatively impact our financial results.

We display pay-for-call listings on third party domain names and third party websites that are part of our distribution network, which could subject us to a wide variety of civil claims including intellectual property ownership and infringement. The potential violation of third party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards.

From time to time, we are subject to claims and litigation, which could seriously harm our business and require us to incur significant costs. On November 17, 2015, Steven Porter, a purported shareholder of the company, filed a securities class action against Marchex, Inc. and certain officers , alleging violations of the federal securities laws (the “Complaint”) in the United States District Court for the Southern District of New York (Civil Action No. 15-cv-09011). On April 22, 2016, the case was dismissed without prejudice after Mr. Porter, the Lead Plaintiff, filed a notice of voluntary dismissal of the case.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have had issued or have applications pending for the following patents:

•	U.S. Patent Number 7,668,950 entitled “Automatically Updating Performance-Based Online Advertising System and Method” was issued February 23, 2010.

•	U.S. Patent Number 8,442,862 entitled “Method and System for Tracking Telephone Calls” was issued on May 14, 2013 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011. The following divisional applications of Patent Application Number 13/294,436 were also filed: 14/045,536 titled “Method and System for Phone Number Cleaning” was filed November 3, 2013; 14/058,037 titled “Method and System for Collecting Data from Advertising Campaigns Including Phone Number Placement Techniques” was filed November 18, 2013; 14/058,080 titled “Method and System for Monitoring Campaign Referral Sources” was filed November 18, 2013, and 14/065,345 titled “Method and System for Tracking Telephone Calls” was filed November 28, 2013.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Number 8,583,571 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was issued November 12, 2013.

•	U.S. Patent Number 8,433,048 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

•	U.S. Patent Number 8,259,915 entitled “System and Method to Analyze Calls to Advertised Telephone Numbers” was issued September 4, 2012 and its continuation Patent Number 8,788,344 was issued July 22, 2014.

•	U.S. Patent Application Number 13/176,709 entitled “Method and System for Automatically Generating Advertising Creatives” was filed July 5, 2011.

•	U.S. Patent Number 8,630,393 entitled “Systems and Methods for Blocking Telephone Calls” was issued January 14, 2014.

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•	U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011.

•	U.S. Patent Application Number 11/290,148 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was filed November 29, 2005.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Number 8,929,522 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was issued January 16, 2015.

•	U.S. Patent Number 8,634,520 entitled “Call Tracking System Utilizing an Automated Filtering Function” was issued January 21, 2014.

•	U.S. Patent Number 8,671,020 entitled “Call Tracking System Utilizing a Pooling Algorithm” was issued March 11, 2014.

•	U.S. Patent Number 8,687,782 entitled “Call Tracking System Utilizing a Sampling Algorithm” was issued April 1, 2014.

•	U.S. Patent Application Number 13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting was filed April 18, 2013, claiming priority to U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013, and its continuation Patent Application Number 15/019,826 entitled “Cross-Channel Correlation of Consumer Telephone Numbers and User Identifiers” was filed February 9, 2016.

•	U.S. Patent Number 9,118,751 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was issued August 25, 2015 and its continuation U.S. Patent Application Number 14/834,196 entitled “System and Method for Analyzing and Classifying Calls Without Transcription” was filed August 24, 2015.

•	U.S. Patent Number 9,263,038 entitled “System and Method for Analyzing and Classifying Calls Without Transcription via Keyword Spotting” was issued February 16, 2016, and its continuation Patent Application Number 14/990,221 was filed January 7.

•	U.S. Patent Number 9,232,052 entitled “Identifying Call Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was issued January 5, 2016.

•	U.S. Patent Application Number 14/550,203 entitled “Analyzing Voice Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014 and its continuation U.S. Patent Application Number 14/987,565 was filed January 4, 2016

•	U.S. Patent Application Number 14/714,141 entitled “Call Analytics for Mobile Advertising” was filed May 15, 2015.

•	U.S. Patent Application Number 14/721,912 entitled Identifying Call Components to Detect Call Traffic Pumping and Taking Corrective Action without Using Recording, Transcription or Caller ID” was filed May 26, 2015, claiming priority to 62/159,086 filed May 8, 2015.

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

Federal, state, and foreign regulation of telecommunications may adversely affect our business and operating results.

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

Telecommunications laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. If our carrier partners were to be subject to any changes in applicable law or regulation (or interpretations thereof), or additional taxes or surcharges, then we in turn may be subject to increased costs for their products and services or receive products and services that may be of less value to our customers, which in turn could adversely affect our business and operating results. Furthermore, our call recording and pay-for-call services may directly subject us to certain telecommunications-related regulations. Finally, in the event that any federal or state regulators were to expand the scope of applicable laws and regulations or their application to include certain end users and information service providers, then our business and operating results could also be adversely affected. The following existing and possible future federal and state laws could impact the growth and profitability of our business:

•	The Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the Federal Communications Commission under Title II of the Act, may impose federal licensing, reporting and other regulatory obligations on the Company. To the extent we contract with and use the networks of voice over IP service providers, new legislation or FCC regulation in this area could restrict our business, prevent us from offering service or increase our cost of doing business. There are an increasing number of regulations and rulings that specifically address access to commerce and communications services on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning voice services offered via the Internet may have on our business, financial condition, and results of operations.

•	The U.S. Congress, the FCC, state legislatures or state agencies may target, among other things, access or settlement charges, imposing taxes related to Internet communications, imposing tariffs or other regulations based on encryption concerns, or the characteristics and quality of products and services that we may offer. Any new laws or regulations concerning these or other areas of our business could restrict our growth or increase our cost of doing business.

•	The FCC has initiated a proceeding regarding the regulation of broadband services. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that the FCC or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

•	There is risk that a regulatory agency will require us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which we offer voice-related services such as call recording and pay-for-call services to our customers.

•	Federal and state telemarketing laws including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act and the rules and regulations promulgated thereunder.

•	Laws affecting telephone call recording and data protection, such as consent and personal data statutes. Under the federal Wiretap Act, at least one party taking part in a call must be notified if the call is being recorded. Under this law, and most state laws, there is nothing illegal about one of the parties to a telephone call recording the conversation. However, several states (i.e., California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Montana, Nevada, New Hampshire, Pennsylvania and Washington) require that all parties consent when one party wants to record a telephone conversation. The telephone recording laws in other states, like federal law, require only one party to be aware of the recording. A Wiretap Act violation is a Class D felony; the maximum authorized penalties for a violation of section 2511(1) of the Wiretap Act are imprisonment of not more than five years and a fine under Title 18. Authorized fines are typically not more than $250,000 for individuals or $500,000 for an organization, unless there is a substantial loss. State laws impose similar penalties.

•	The Communications Assistance for Law Enforcement Act may require that the Company undertake material modifications to its platforms and processes to permit wiretapping and other access for law enforcement personnel.

•	Under various Orders of the Federal Communications Commission, the Company may be required to make material retroactive and prospective contributions to funds intended to support Universal Service, Telecommunications Relay Service, Local Number Portability, the North American Numbering Plan and the budget of the Federal Communications Commission.

•	Laws in most states of the United States of America may require registration or licensing of one or more subsidiaries of the Company, and may impose additional taxes, fees or telecommunications surcharges on the provision of the Company’s services which the Company may not be able to pass through to customers.

•	Our international operations may expose us to telecommunications regulations in the countries where we are operating and these regulations could negatively affect the viability of our business in those regions.

State and local governments may in the future be permitted to levy additional taxes on Internet access and electronic commerce transactions, which could result in a decrease in the level of usage of our services. In addition, we may be required to pay additional income, sales, or other taxes.

The federal government has placed a ban for now on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions through the Internet Tax Freedom Act. The proposed Marketplace Fairness Act, if enacted into law, would allow states to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. An increase in taxes may make electronic commerce transactions less attractive for advertisers and businesses, which could result in a decrease in the level of usage of our services. Additionally, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of the Company and the Company’s filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for probable exposures. We cannot predict the outcome of any of these reviews.

Risks Relating to Ownership of our Class B common stock

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through March 31, 2016. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of March 31, 2016, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, our executive founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 78% of the combined voting power of all outstanding shares of our capital stock. These executive founders together control 79% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these executive founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these executive founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these executive founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these executive founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these executive founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2.	Issuer Purchases of Equity Securities

During the first quarter of 2016, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
Class B Common Shares:
January 1, 2016 – January 31, 2016 (2)	1,250	$0.01	—	1,407,801
February 1, 2016 – February 29, 2016 (2), (3)	12,986	$3.82	—	1,407,801
March 1, 2016 – March 31, 2016	—	$—	—	1,407,801

Total Class B Common Shares	14,236	$3.49	—	1,407,801

(1)	In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.
(2)	Includes shares of restricted equity subject to vesting, which were issued to certain employees. We repurchased 1,250 and 1,500 shares, which were not already vested, for $0.01 per share upon termination of employment for the months ended January 31 and February 29, 2016, respectively.
(3)	Includes 11,486 shares of Class B common stock repurchased to satisfy certain employees’ minimum tax withholding obligations in connection with the vesting of restricted stock awards and were based on the fair market value on the vesting date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibits:
†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: May 6, 2016	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)