Form 10-Q
period 2016-06-30
MARCHEX INC
filed 2016-08-09
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 5, 2016
Class A common stock, par value $.01 per share	5,232,636
Class B common stock, par value $.01 per share	38,083,162

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2015	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$109,155	$105,777
Accounts receivable, net	24,621	25,301
Prepaid expenses and other current assets	1,784	2,393
Refundable taxes	127	124

Total current assets	135,687	133,595
Property and equipment, net	5,778	4,454
Intangible and other assets, net	222	222
Goodwill	63,305	—

Total assets	$204,992	$138,271

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,460	$9,614
Accrued expenses and other current liabilities	6,712	7,583
Deferred revenue	692	333

Total current liabilities	16,864	17,530
Other non-current liabilities	662	407

Total liabilities	17,526	17,937
Stockholders’ equity:
Class A common stock	55	55
Class B common stock	368	381
Treasury stock	(238)	(95)
Additional paid-in capital	350,799	355,979
Accumulated deficit	(163,518)	(235,986)

Total stockholders’ equity	187,466	120,334

Total liabilities and stockholders’ equity	$204,992	$138,271

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2016	2015	2016
Revenue	$71,261	$70,397	$35,346	$34,412

Expenses:
Service costs	39,163	42,459	19,797	20,477
Sales and marketing	7,703	11,171	4,245	5,649
Product development	15,839	15,027	8,147	7,555
General and administrative	10,204	10,495	4,505	5,833
Acquisition and disposition related costs	118	308	118	304

Total operating expenses	73,027	79,460	36,812	39,818

Impairment of goodwill	—	(63,305)	—	(63,305)

Loss from operations	(1,766)	(72,368)	(1,466)	(68,711)
Other income (expense):
Interest and line of credit expense	(37)	(38)	(18)	(34)
Other, net	(4)	(37)	2	(34)

Total other expense	(41)	(75)	(16)	(68)

Loss from continuing operations before provision for income taxes	(1,807)	(72,443)	(1,482)	(68,779)
Income tax expense (benefit)	(180)	25	(185)	12

Net loss from continuing operations	(1,627)	(72,468)	(1,297)	(68,791)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	5,047	—	(92)	—
Gain on sale of discontinued operations, net of tax	22,032	—	22,257	—

Discontinued operations, net of tax	27,079	—	22,165	—

Net income (loss)	25,452	(72,468)	20,868	(68,791)
Dividends paid to participating securities	(37)	—	(19)	—

Net income (loss) applicable to common stockholders	$25,415	$(72,468)	$20,849	$(68,791)

Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders:
Continuing operations	$(0.04)	$(1.75)	$(0.03)	$(1.65)
Discontinued operations, net of tax	0.66	—	0.53	—

Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders	$0.62	$(1.75)	$0.50	$(1.65)
Dividends paid per share	$0.04	$—	$0.02	$—
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	5,233	5,233	5,233	5,233
Class B	35,919	36,238	36,072	36,499
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	5,233	5,233	5,233	5,233
Class B	41,152	41,471	41,305	41,732

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities:
Net income (loss)	$25,452	$(72,468)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	1,831	1,690
Impairment of goodwill	—	63,305
Allowance for doubtful accounts and advertiser credits	235	627
Gain on sale of discontinued operations	(22,195)	—
Stock-based compensation	5,460	5,467
Change in certain assets and liabilities:
Accounts receivable, net	(4,807)	(1,307)
Refundable taxes	11	3
Prepaid expenses, other current assets and other assets	(131)	(600)
Accounts payable	(299)	148
Accrued expenses and other current liabilities	(88)	1,096
Deferred revenue	(812)	(359)
Other non-current liabilities	(220)	(255)

Net cash provided by (used in) operating activities	4,437	(2,653)
Cash flows from investing activities:
Proceeds from sale of discontinued operations, net of costs	25,764	—
Cash paid for sale of Archeo assets	—	(224)
Purchases of property and equipment	(2,885)	(362)
Purchases of intangible assets and changes in other non-current assets	(39)	(8)

Net cash provided by (used in) investing activities	22,840	(594)
Cash flows from financing activities:
Tax withholding related to restricted stock awards	(74)	(94)
Common stock dividend payments	(1,685)	—
Repurchase of Class B common stock	(1,285)	(365)
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	166	328

Net cash used in financing activities	(2,878)	(131)

Net increase (decrease) in cash and cash equivalents	24,399	(3,378)
Cash and cash equivalents at beginning of period	80,032	109,155

Cash and cash equivalents at end of period	$104,431	$105,777

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period. The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to this April 2015 disposition are shown as discontinued operations in the condensed consolidated statements of operations in 2015. In December 2015, the Company sold the remaining Archeo operations which did not meet the criteria for discontinued operations, and as a result the operating results are reflected in continuing operations in 2015. See Note 12. Discontinued Operations and Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion. Unless otherwise indicated, information presented in the Notes to Condensed Consolidated Financial Statements relates only to the Company’s continuing operations.

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

Recent Accounting Pronouncement(s) Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. The Company does not expect adoption to have a material impact on its consolidated financial statements.

(3) Stock-based Compensation Plans

The Company grants stock-based awards, including stock options, restricted stock awards, and restricted stock units. The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock-based award, using the straight-line method under FASB ASC 718. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2015	2016	2015	2016
Service costs	$772	$405	$552	$207
Sales and marketing	554	968	309	529
Product development	1,223	1,161	644	629
General and administrative	2,909	2,933	1,162	2,136

Total stock-based compensation	$5,458	$5,467	$2,667	$3,501

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended June 30, 2015 and 2016, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company used an expected annual dividend yield in consideration of the Company’s common stock dividend payments during the first half of 2015. The Company discontinued paying dividends on its common stock after the second quarter of 2015.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2015	2016	2015	2016
Expected life (in years)	4.0-6.25	4.0-6.25	4.0	4.0-6.25
Risk-free interest rate	1.13%-1.54%	0.86%-1.15%	1.32%	0.86%-1.15%
Expected volatility	62%-65%	57%-58%	62%	57%-58%
Expected dividend yield	0%-0.36%	0%	0%	0%

Stock option activity during the six months ended June 30, 2016 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2015	8,937,281	$6.97	6.33
Options granted	1,626,000	4.23
Options forfeited	(192,305)	5.63
Options expired	(410,112)	15.10
Options exercised	(60,303)	4.01

Balance at June 30, 2016	9,900,561	$6.23	6.58

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the six months ended June 30, 2016 is summarized as follows:

	Shares/ Units	Weighted average grant date fair value
Unvested balance at December 31, 2015	2,222,080	$4.86
Granted	2,196,406	4.24
Vested	(722,467)	5.32
Forfeited	(114,421)	4.95

Unvested balance at June 30, 2016	3,581,598	$4.38

In the six months ended June 30, 2015 and 2016, the Company repurchased approximately 15,000 and 23,000 shares, respectively, from certain executives for minimum withholding taxes on approximately 55,000 and 80,000 restricted stock award vests, respectively. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $74,000 and $94,000, respectively, which was remitted in cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

In February 2015, vesting of approximately 139,000 stock options and 108,000 restricted stock awards were fully accelerated in connection with a certain executive’s employment agreement. In May 2016, approximately 27,000 stock options and 33,000 restricted stock awards were fully accelerated and the period to exercise any outstanding vested stock options was extended through the 10-year anniversary of the respective grant dates in connection with an executive’s transition to a consulting arrangement.

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

The following table calculates net loss from continuing operations to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2015		2016
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net loss from continuing operations	$(212)	$(1,415)	$(9,144)	$(63,324)
Dividends paid to participating securities	—	(37)	—	—

Net loss from continuing operations applicable to common stockholders	$(212)	$(1,452)	$(9,144)	$(63,324)
Discontinued operations, net of tax	3,443	23,636	—	—

Net income (loss) applicable to common stockholders	$3,231	$22,184	$(9,144)	$(63,324)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	35,919	5,233	36,238

Basic net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.04)	$(0.04)	$(1.75)	$(1.75)
Discontinued operations, net of tax	0.66	0.66	—	—

Basic net income (loss) per share applicable to common stockholders	$0.62	$0.62	$(1.75)	$(1.75)

	Three months ended June 30,
	2015		2016
	Class A	Class B	Class A	Class B
Numerator:
Net loss from continuing operations	$(168)	$(1,129)	$(8,625)	$(60,166)
Dividends paid to participating securities	—	(19)	—	—

Net loss from continuing operations applicable to common stockholders	$(168)	$(1,148)	$(8,625)	$(60,166)
Discontinued operations, net of tax	2,808	19,357	—	—

Net income (loss) applicable to common stockholders	$2,640	$18,209	$(8,625)	$(60,166)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	36,072	5,233	36,499

Basic net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.03)	$(0.03)	$(1.65)	$(1.65)
Discontinued operations, net of tax	0.53	0.53	—	—

Basic net income (loss) per share applicable to common stockholders	$0.50	$0.50	$(1.65)	$(1.65)

The following table calculates net income (loss) from continuing operations to net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2015		2016
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net loss from continuing operations	$(212)	$(1,415)	$(9,144)	$(63,324)
Dividends paid to participating securities	—	(37)	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(212)	—	(9,144)

Net loss from continuing operations applicable to common stockholders	$(212)	$(1,664)	$(9,144)	$(72,468)
Discontinued operations, net of tax	3,443	23,636	—	—
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	3,443	—	—

Diluted discontinued operations, net of tax	$3,443	$27,079	$—	$—

Net income (loss) applicable to common stockholders	$3,231	$25,415	$(9,144)	$(72,468)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	35,919	5,233	36,238
Conversion of Class A to Class B common shares outstanding	—	5,233	—	5,233

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	5,233	41,152	5,233	41,471

Diluted net (loss) income per share:
Net loss from continuing operations applicable to common stockholders	$(0.04)	$(0.04)	$(1.75)	$(1.75)
Discontinued operations, net of tax	0.66	0.66	—	—

Diluted net income (loss) per share applicable to common stockholders	$0.62	$0.62	$(1.75)	$(1.75)

	Three months ended June 30,
	2015		2016
	Class A	Class B	Class A	Class B
Numerator:
Net loss from continuing operations	$(168)	$(1,129)	$(8,625)	$(60,166)
Dividends paid to participating securities	—	(19)	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(168)	—	(8,625)

Net loss from continuing operations applicable to common stockholders	$(168)	$(1,316)	$(8,625)	$(68,791)
Discontinued operations, net of tax	2,808	19,357	—	—
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	2,808	—	—

Discontinued operations, net of tax	$2,808	$22,165	$—	$—

Net income (loss) applicable to common stockholders	$2,640	$20,849	$(8,625)	$(68,791)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	5,233	36,072	5,233	36,499
Conversion of Class A to Class B common shares outstanding	—	5,233	—	5,233

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	5,233	41,305	5,233	41,732

Diluted net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.03)	$(0.03)	$(1.65)	$(1.65)
Discontinued operations, net of tax	0.53	0.53	—	—

Diluted net income (loss) per share applicable to common stockholders	$0.50	$0.50	$(1.65)	$(1.65)

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For both the three and six months ended June 30, 2015, outstanding options to acquire 9,028 shares of Class B common stock. For both the three and six months ended June 30, 2016, outstanding options to acquire 9,901 shares of outstanding Class B common stock.

•	For the three and six months ended June 30, 2015 and 2016, 839 and 1,467 shares of unvested Class B restricted common shares, respectively.

•	For the three and six months ended June 30, 2015 and 2016 1,467 and 2,115 restricted stock units, respectively.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during the six months ended June 30, 2016, the Company held cash equivalents in a commercial paper sweep account with the same financial institution. These Level 2 assets were fully liquidated prior to June 30, 2016.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of consolidated revenue for the three and six months ended June 30, 2015 and 2016.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2015	2016	2015	2016
Advertiser A	31%	24%	30%	24%
Advertiser B	19%	24%	20%	22%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2015	At June 30, 2016
Advertiser A	14%	21%
Advertiser B	28%	25%
Advertiser C	19%	12%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 19% and 20% of consolidated revenue for the three and six months ended June 30, 2015, respectively, and 20% and 21% of consolidated revenue for the three and six months ended June 30, 2016, respectively. This same advertising agency represented 22% and 21% of consolidated accounts receivable as of December 31, 2015 and June 30, 2016, respectively.

(6) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. Historically, the Company operated under two segments: Call-driven and Archeo. Subsequent to the sale of the Company’s remaining Archeo operations in December 2015, the Company operates primarily under the Call-driven segment which is comprised of performance-based advertising business focused on driving phone calls.

The Archeo segment historically comprised the Company’s click-based advertising businesses. In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. This disposition is shown as discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented and is excluded from segment reporting. On December 31, 2015, the Company sold the remaining Archeo operations, which did not meet the criteria for discontinued operations presentation and is included in segment reporting in 2015. See Note 12. Discontinued Operations and Dispositions for further discussion.

Call-driven segment expenses include both direct costs incurred by the segment as well as corporate overhead costs. Archeo segment expenses only include direct costs incurred by the segment. Segment expenses exclude the following: stock-based compensation, acquisition and disposition related costs, and other expense.

For the three and six months ended June 30, 2016, the Company’s operating results are primarily all Call-driven. There were other operating activities related to transition activities of the Archeo operations in 2016, which were not significant.

Selected segment information (in thousands):

	Six months ended June 30, 2015
	Call-driven	Archeo	Total
Revenue	$69,486	$1,775	$71,261
Operating expenses	65,454	1,997	67,451

Segment profit (loss)	$4,032	$(222)	$3,810
Less reconciling items:
Stock-based compensation			5,458
Acquisition and disposition related costs			118
Other expense			41

Loss from continuing operations before provision for income taxes			$(1,807)

	Three months ended June 30, 2015
	Call-driven	Archeo	Total
Revenue	$34,458	$888	$35,346
Operating expenses	33,058	969	34,027

Segment profit (loss)	$1,400	$(81)	$1,319
Less reconciling items:
Stock-based compensation			2,667
Acquisition and disposition related costs			118
Other expense			16

Loss from continuing operations before provision for income taxes			$(1,482)

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2015	2016	2015	2016
United States	97%	97%	97%	96%
Canada	3%	3%	3%	4%
Other countries	*	*	*	*

	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2015	At June 30, 2016
Computer and other related equipment	$21,551	$21,622
Purchased and internally developed software	7,893	7,893
Furniture and fixtures	1,778	1,827
Leasehold improvements	2,123	2,188

	$33,345	$33,530
Less: Accumulated depreciation and amortization	(27,567)	(29,076)

Property and equipment, net	$5,778	$4,454

Depreciation and amortization expense related to property and equipment was approximately $929,000 and $808,000 for the three months ended June 30, 2015 and 2016, respectively, and was approximately $1.7 million for both the six months ended June 30, 2015 and 2016.

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

	Facilities operating leases	Other contractual obligations	Total
2016	$1,206	$2,016	$3,222
2017	2,400	2,275	4,675
2018	577	487	1,064
2019 and after	—	—	—

Total minimum payments	$4,183	$4,778	$8,961

Rent expense incurred by the Company was approximately $476,000 and $494,000 for the three months ended June 30, 2015 and 2016, respectively, and was $961,000 and $986,000 for the six months ended June 30, 2015 and 2016, respectively.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2015 and June 30, 2016. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(9) Credit Agreement

In April 2008, the Company entered into a Credit Agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). In June 2016, the Company signed an amendment to the Credit Agreement that modifies the unused commitment fees, replaces certain financial covenants with a covenant limiting outstanding balances not to exceed a defined ratio against the Company’s unrestricted cash and cash equivalent balances and a covenant with certain earnings thresholds, and modifies the levels and types of indebtedness and payments the Company may make. The Credit Agreement has a maturity date of April 1, 2017 and contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the six months ended June 30, 2015 and 2016, the Company had no borrowings under the Credit Agreement.

(10) Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows (in thousands):

Balance as of December 31, 2015	$63,305
Impairment of goodwill	(63,305)

Balance as of June 30, 2016	$—

The Company reviews goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment and determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. For the three months ended June 30, 2016, the Company’s stock price was impacted by volatility in the U.S. financial markets, and traded below the then book value for an extended period of time. Accordingly, the Company tested its goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of the Company’s single reporting unit and recognized a preliminary estimated impairment loss during the second quarter of 2016 of $63.3 million. The estimated fair value of the Company’s single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including the Company’s stock price. The preliminary estimated goodwill impairment loss resulted primarily from a sustained decline in the Company’s common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results. The goodwill impairment analysis is not final as the Company has not completed the valuation of its identifiable assets and the implied fair value of goodwill. The final analysis is expected to be completed in the third quarter of 2016. The Company believes that the preliminary estimate of goodwill impairment is reasonable and represents the Company’s best estimate of the impairment loss to be incurred; however, it is possible that adjustments to the preliminary estimate may be required as the calculations are finalized.

The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant changes in competition and market dynamics; significant and sustained declines in the Company’s stock price and market capitalization; a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate. These estimates and circumstances are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition, volatility in financial markets, or changes in the share price of the Company’s common stock and market capitalization.

(11) Common Stock

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2015 and 2016, the Company repurchased 304,000 shares of Class B common stock for $1.3 million and 89,000 shares of Class B common stock for $363,000, respectively.

During the six months ended June 30, 2015 and 2016, the Company’s board of directors approved and the Company retired 741,000 and 210,000 shares of treasury stock, respectively.

(12) Discontinued Operations and Dispositions

In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. This disposal met the requirements of Accounting Standards Codification 205-20, Discontinued Operations, for presentation as discontinued operations. As a result, the operating results related to this disposition are shown as discontinued operations, net of tax. The operating results for the discontinued operations were as follows (in thousands):

	Six months ended June 30, 2015	Three months ended June 30, 2015
Revenue	$7,081	$422
Expenses:
Service costs	1,663	341
Sales and marketing	334	136

Income (loss) from discontinued operations, before provision for income taxes	5,084	(55)
Income tax expense	37	37

Income (loss) from discontinued operations, net of tax	$5,047	$(92)

The discontinued operations incurred amortization of $2,000 and $16,000 for the three and six months ended June 30, 2015, respectively.

The net cash proceeds related to Archeo’s domain operations sold in April 2015 were approximately $28.1 million. The sale includes a contingent earn-out consideration payment that depends upon the achievement of certain thresholds and will be recognized as income when received.

On December 31, 2015, the Company sold the remaining Archeo operations for cash proceeds of $750,000. The transaction costs were approximately $244,000 and the net carrying value of the liabilities assumed were approximately $990,000, resulting in a net gain of $1.5 million from the sale. The Company evaluated this disposition and determined that it did not meet the criteria for classification as a discontinued operation. As a result, operating results of these Archeo operations are reflected in the Company’s continuing operations in the condensed consolidated statements of operations. For the three and six months ended June 30, 2015, the loss before provision for income taxes for these Archeo operations included in the Company’s continuing operations was $81,000 and $222,000, respectively.

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

Marchex is a mobile advertising analytics company that connects online behavior to real-world, offline actions.

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

•

Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our Local Leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com

LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2015, we extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 30% and 31% of our total revenues in the three and six months ended June 30, 2015, respectively, and 24% of our total revenues in both the three and six months ended June 30, 2016. We also have a separate distribution partner agreement with YP.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We have offices in Seattle, Washington; Las Vegas, Nevada; New York, New York; San Francisco, California and Sydney, Australia. In May 2016, we opened an office in London, England.

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

We primarily generate our revenues from our Call-driven products and services. Call-driven revenue consists of payments from advertisers for pay-for-call marketing services and for use of our call analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our local leads technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Historically, we also generated revenue from our Archeo operations, which included revenue generated from our click based advertising and Internet domain operations. In 2015, we sold primarily all of our Archeo operations in two separate transactions. In April 2015, we sold the bulk of our domain name portfolio. The operating results related to this disposition is shown as discontinued operations in the condensed consolidated statements of operations for all periods presented. In December 2015, we sold the remaining Archeo operations. This disposition did not meet the criteria for discontinued operations, and as a result, the operating results are reflected in continuing operations in the condensed consolidated statements of operations. See Note 12. Discontinued Operations and Dispositions for further discussion regarding the dispositions. For detail on revenue by segment, see Note 6. Segment Reporting and Geographic Information of the notes to our condensed consolidated financial statements.

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and six months ended June 30, 2015 and 2016.

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

In providing pay-for call marketing services, we generate revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each qualified phone call, which occurs when a user makes a phone call, clicks, or completes a specified action on any of their advertisement listings after it has been placed by us or by our distribution partners. Each qualified phone call or specified action on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, and other targeted Web-based content, mobile carriers and offline sources. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action.

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

Industry and Market Factors

We enter into agreements with various mobile, online and offline distribution partners to provide distribution for pay-for-call advertisement listings which contain call tracking numbers and/or URL strings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount for each phone call on these listings. The level of phone calls contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. If we do not add new distribution partners or renew our existing distribution partner agreements and on terms as favorable as current arrangements, replace traffic lost from terminated distribution agreements with other sources, or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to grow will be impacted by our ability to increase our distribution, which impacts the number of mobile and Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert calls from these mobile and Internet users into completed transactions, such as a purchase or sign up. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our services and the amount these advertisers spend on our services.

We utilize phone numbers as part of our pay-for-call and call analytics services to advertisers, which enables advertisers and other users of our services to help measure the effectiveness of mobile, online, and offline advertising campaigns. If we are not able to secure or retain sufficient phone numbers needed for our services or we are limited in the number of available telecommunication carriers or vendors to provide such phone numbers to us in the event of any industry consolidation or if telecommunication carriers or vendors were to experience system disruptions, our revenue and results of operations may be materially and adversely affected.

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

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results and in turn the market price of our securities. In the first quarter of the calendar year, this trend generally reverses with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment and our industry has generally both resulted in, and we may continue to see, many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

We believe that our future revenue growth will depend on, among other factors, our ability to attract new advertisers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully improve existing products and services, develop successful new products and services, and expand internationally. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as June 30, 2016 amounted to $998,000.

At June 30, 2016, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $41.4 million will be realized and accordingly, we have recorded a 100% valuation allowance of $41.4 million against these deferred tax assets. This compares to a valuation allowance of $34.5 million at December 31, 2015. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We also considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2013, 2014, and 2015 of $7.6 million, $10.9 million, and $13.6 million, respectively. As of June 30, 2016, our federal NOL carryforwards were approximately $46.6 million for income tax purposes, which will begin to expire in 2026. As of June 30, 2016, our state, city, and other foreign jurisdiction NOL carryforwards were approximately $6.3 million, which begin to expire in 2025.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2016	2015	2016
Revenue	100%	100%	100%	100%

Expenses:
Service costs	55%	60%	56%	60%
Sales and marketing	11%	16%	12%	16%
Product development	22%	21%	23%	22%
General and administrative	14%	15%	13%	17%
Acquisition and disposition related costs	0%	1%	0%	1%

Total operating expenses	102%	113%	104%	116%

Impairment of goodwill	—	(90%)	—	(184%)

Loss from operations	(2%)	(103%)	(4%)	(200%)
Other expense	0%	0%	0%	0%

Loss from continuing operations before provision for income taxes	(2%)	(103%)	(4%)	(200%)
Income tax expense (benefit)	0%	0%	(0%)	0%

Net loss from continuing operations	(2%)	(103%)	(4%)	(200%)
Discontinued operations, net of tax	38%	0%	63%	0%

Net income (loss)	36%	(103%)	59%	(200%)
Dividends paid to participating securities	0%	0%	0%	0%

Net income applicable to common stockholders	36%	(103%)	59%	(200%)

Segment Operating Results

We historically organized our operations into two segments: (1) the Call-driven segment which is comprised of our performance-based advertising business focused on driving phone calls; and (2) the Archeo segment which included our click-based advertising and Internet domain name operations that were sold in 2015. For the three and six months ended June 30, 2016, our operating results are primarily all Call-driven and other operating activities related to the transition activities of the Archeo operations were not significant. For the three and six months ended June 30, 2015, operating results by segment were as follows:

	Six months ended June 30, 2015	Three months ended June 30, 2015
Call-driven
Revenue	$69,486	$34,458
Operating Expenses	65,454	33,058

Segment profit	$4,032	$1,400

Archeo
Revenue	$1,775	$888
Operating Expenses	1,997	969

Segment loss	$(222)	$(81)

Reconciliation of segment profit from operations to loss from continuing operations before provision for income taxes:
Total segment profit	$3,810	$1,319
Less reconciling items:
Stock based compensation	5,458	2,667
Acquisition and disposition related costs	118	118
Other expense (income)	41	16

Loss from continuing operations before provision for income taxes	$(1,807)	$(1,482)

	Six months ended June 30, 2015	Three months ended June 30, 2015
Reconciliation of segment revenue to consolidated revenue
Call-driven	$69,486	$34,458
Archeo	1,775	888

Total	$71,261	$35,346

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2016 and the six months ended June 30, 2015 to the six months ended June 30, 2016.

Revenue

Revenue decreased 3% from $35.3 million for the three months ended June 30, 2015 to $34.4 million in the same period in 2016. The decrease was primarily due to the Company generating no Archeo revenues in the three months ended June 30, 2016 as a result of the sale of the remaining Archeo operations in December 2015, compared to $888,000 in Archeo revenues in the same period in 2015. Revenue was $71.3 million for the six months ended June 30, 2015 and $70.4 million in the same period in 2016. The decrease was primarily due to $1.8 million in Archeo revenues in the six months ended June 30, 2015 with no corresponding revenue in the same period in 2016. This decrease was partially offset by an increase in our Call-driven revenues.

Our Call-driven revenues were $34.5 million for the three months ended June 30, 2015 and $34.4 million in the same period in 2016. Our Call-driven revenues were relatively flat due to an increase in larger advertiser budgets for our pay-for-call services which was offset by fewer YP small business accounts and related revenues.

Our Call-Driven revenues were $69.5 million for the six months ended June 30, 2015 and $70.4 million in the same period in 2016. This increase was due primarily to larger advertiser budgets for our pay-for-call and call analytic services, partially offset by fewer YP small business accounts and related revenues.

Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP within our Call Marketplace. We charge an agreed-upon price for qualified calls or leads from our network. In 2015, we extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total revenue may decrease. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. In addition, we expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues. We expect YP will comprise a lower percentage of total revenues in near term and prospective periods than in recent periods. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. YP accounted for 30% and 24% of total revenues for the three months ended June 30, 2015 and 2016, respectively, and 31% and 24% for the six months ended June 30, 2015 and 2016, respectively.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 19% and 20% of total revenues for the three months ended June 30, 2015 and 2016, respectively, and 20% and 21% of total revenues for the six months ended June 30, 2015 and 2016, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 20% and 19% of total revenues for the three and six months ended June 30, 2015, respectively, and 22% and 24% of total revenues for the three and six months ended June 30, 2016, respectively.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number and volume of transactions with advertisers and advertising services providers and maintaining and increasing the number of phone calls and the other actions performed by users of our services through our distribution partners. We believe this is dependent in part on delivering quality traffic that ultimately results in purchases or conversions as well as providing through our call analytics platform quality data and insights that can measure the performance of advertising spend for our advertisers and advertising service providers. Our revenues are primarily generated using third party distribution networks to deliver the pay-for-call advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action. Other revenues include our call provisioning and call tracking services, local leads platform for resellers, and campaign management services. Companies distributing advertising through mobile and internet based sources have experienced, and are likely to continue to experience consolidation. If we do not add new distribution partners or renew our existing distribution partner agreements and on terms as favorable as current arrangements, replace traffic lost from terminated distribution agreements with other sources, or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. We utilize phone numbers as part of our pay-for-call and call analytic services to advertisers, which enables advertisers and other users of our services to help measure the effectiveness of mobile, online, and offline advertising campaigns. If we are not able to secure or retain sufficient phone numbers needed for our services or we are limited in the number of available telecommunication carriers or vendors to provide such phone numbers to us in the event of any industry consolidation or if telecommunication carriers or vendors were to experience system disruptions, our revenue and results of operations may be materially and adversely affected. In addition, if revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher call volumes could materially and adversely affect our revenue and results of operations.

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

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results and in turn the market price of our securities. In the first quarter of the calendar year, this trend generally reverses with increased mobile and internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment and our industry has generally both resulted in, and we may continue to see, many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

We believe that our future revenue growth will depend on, among other factors, our ability to attract new advertisers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully improve existing products and services, develop successful new products and services, and expand internationally. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Expenses

Expenses were as follows (in thousands):

	Six months ended June 30,				Three months ended June 30,
	2015	% of revenue	2016	% of revenue	2015	% of revenue	2016	% of revenue
Service costs	$39,163	55%	$42,459	60%	$19,797	56%	$20,477	60%
Sales and marketing	7,703	11%	11,171	16%	4,245	12%	5,649	16%
Product development	15,839	22%	15,027	21%	8,147	23%	7,555	22%
General and administrative	10,204	14%	10,495	15%	4,505	13%	5,833	17%
Acquisition and disposition related costs	118	0%	308	0%	118	0%	304	1%

	$73,027	102%	$79,460	113%	$36,812	104%	$39,818	116%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2015	2016	2015	2016
Service costs	$772	$405	$552	$207
Sales and marketing	554	968	309	529
Product development	1,223	1,161	644	629
General and administrative	2,909	2,933	1,162	2,136

Total stock-based compensation	$5,458	$5,467	$2,667	$3,501

See Note 3. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 3% from $19.8 million in the three months ended June 30, 2015 to $20.5 million in the same period in 2016. The increase in dollars was primarily attributable to an increase in distribution partner payments of $2.4 million, offset partially by decreases in personnel costs, stock-based compensation, travel costs, fees paid to outside service providers, and other operating costs totaling $1.7 million.

Service costs increased 8% from $39.2 million in the six months ended June 30, 2015 to $42.5 million in the same period in 2016. The increase was primarily due to an increase in distribution partner payments and network and communication costs totaling $6.1 million, offset partially by decreases in personnel costs, stock-based compensation, travel costs, fees paid to outside service providers and other operating costs totaling $2.8 million.

As a percentage of revenues, service costs were 56% and 60% for the three months ended June 30, 2015 and 2016, respectively, and 55% and 60% in the six months ended June 30, 2015 and 2016, respectively. The increase as a percentage of revenue was primarily due to an increase in distribution partner payments and, to a lesser extent, revenues from our local leads platform comprising a lower proportion of revenue compared to the 2015 periods. Our local leads platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

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

Sales and Marketing. Sales and marketing expenses increased 33% from $4.2 million for the three months ended June 30, 2015 to $5.7 million in the same period in 2016. As a percentage of revenue, sales and marketing expenses were 12% and 16% for the three months ended June 30, 2015 and 2016, respectively. The increase in dollars and percentage of revenue was primarily attributable to an increase in personnel costs, stock-based compensation, travel costs, fees paid to outside service providers, and other operating costs totaling $1.7 million, offset partially by a decrease in outside marketing costs of $270,000.

Sales and marketing expenses increased 45% from $7.7 million for the six months ended June 30, 2015 to $11.2 million in the same period in 2016. As a percentage of revenue, sales and marketing expenses were 11% and 16% for the six months ended June 30, 2015 and 2016, respectively. The increase in dollars and percentage of revenue was primarily attributable to an increase in personnel costs, stock-based compensation, travel costs, fees paid to outside service providers and other operating costs totaling $3.6 million, offset partially by a decrease in outside marketing activities.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be relatively stable in absolute dollars and to increase in the longer term as we expand our sales force, marketing initiatives, and look to further our international initiatives. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses decreased 7% from $8.1 million for the three months ended June 30, 2015 to $7.6 million in the same period in 2016. The net decrease in dollars was primarily due to a decrease in personnel costs, travel costs, and fees paid to outside service providers totaling $509,000. As a percentage of revenue, product development expenses were relatively flat at 23% and 22% for the three months ended June 30, 2015 and 2016, respectively.

Product development expenses decreased 5% from $15.8 million for the six months ended June 30, 2015 to $15.0 million in the same period in 2016. The net decrease in dollars was primarily due to a decrease in personnel costs, travel costs, and fees paid to outside service providers totaling $680,000. As a percentage of revenue, product development expenses were relatively flat at 22% and 21% for the six months ended June 30, 2015 and 2016, respectively.

In the near term, we expect product development expenditures to be relatively stable to modestly lower in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses increased 29% from $4.5 million in the three months ended June 30, 2015 to $5.8 million in the same period in 2016. As a percentage of revenue, general and administrative expenses were 13% and 17% for the three months ended June 30, 2015 and 2016, respectively. The increase in dollars and percentage of revenue was primarily due to an increase in personnel costs, stock-based compensation, and fees paid to outside service providers, offset partially by a decrease in bad debt expense.

General and administrative expenses increased 3% from $10.2 million in the six months ended June 30, 2015 to $10.5 million in the same period in 2016. As a percentage of revenue, general and administrative expenses were 14% and 15% for the six months ended June 30, 2015 and 2016, respectively. The increase in dollars was primarily due to an increase in fees paid to outside service providers and other operating costs totaling $592,000, offset partially by a decrease in personnel costs and bad debt expense.

We expect our general and administrative expenses to be stable to modestly lower in the near term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations, including internationally, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Impairment of goodwill. We review goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating goodwill for impairment, we may first perform a qualitative assessment and determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. For the three months ended June 30, 2016, our stock price was impacted by volatility in the U.S. financial markets, and traded below the then book value for an extended period of time. Accordingly, we tested goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized a preliminary estimated impairment loss during the second quarter of 2016 of $63.3 million. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The preliminary estimated goodwill impairment loss resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results. The goodwill impairment analysis is not final as we have not completed the valuation of our identifiable assets and the implied fair value of goodwill. The final analysis is expected to be completed in the third quarter of 2016. We believe that the preliminary estimate of goodwill impairment is reasonable and represents our best estimate of the impairment loss to be incurred; however, it is possible that adjustments to the preliminary estimate may be required as the calculations are finalized.

The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant changes in competition and market dynamics; significant and sustained declines in our stock price and market capitalization; a significant decline in its expected future cash flows or a significant adverse change in our business climate. These estimates and circumstances are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition, volatility in financial markets, or changes in the share price of our common stock and market capitalization.

Income Taxes. The income tax benefit from continuing operations was $185,000 and $180,000 for the three and six months ended June 30, 2015, respectively. This compares to income tax expense of $12,000 and $25,000 in the same periods in 2016, respectively, and was related to state income taxes. The effective tax rate differed from the expected effective tax rate of 34% due to full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method and other non-deductible amounts.

Discontinued Operations, net of tax. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to this disposition are shown as discontinued operations as well as the gain on sale, net of tax, of $22.0 million in the three and six months ended June 30, 2015. In December 2015, we sold the remaining Archeo operations which did not meet the criteria for discontinued operations, and as a result the operating results are reflected in continuing operations. See Note 12. Discontinued Operations and Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion.

Net Income (Loss). Net income was $20.9 million and $25.5 million in the three and six months ended June 30, 2015 and was a net loss of ($68.8) million and ($72.5) million in the same periods in 2016, respectively. The decrease was primarily attributable to a preliminary estimated goodwill impairment charge in the second quarter of 2016 in the amount of $63.3 million and the sale of Archeo’s domain operations in April 2015 which resulted in $22.2 million and $27.1 million in discontinued operations, net of tax, in the three and six months ended June 30, 2015 with no corresponding amounts in 2016. In addition, during 2016, sales and marketing expenses increased as well as distribution partner payments.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $105.8 million and we had current and long term contractual obligations of $9.0 million, of which $4.2 million is for rent under our facility leases.

Cash used in operating activities for the six months ended June 30, 2016 of approximately $2.7 million consisted primarily of a net loss of $72.5 million, adjusted for non-cash items of $71.1 million, including preliminary estimated impairment of goodwill, depreciation and amortization, allowance for doubtful accounts and advertiser credits, stock-based compensation, and approximately $1.3 million used in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2015 of approximately $4.4 million consisted primarily of net income of $25.5 million, adjusted for the gain on sale of discontinued operations of $22.2 million, non-cash items of $7.5 million, including depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, and approximately $6.3 million used in working capital and other activities.

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted the majority of revenues for the three and six months ended June 30, 2015 and 2016. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

Nearly all of our reseller partner arrangements are billed on a monthly basis following the month of our phone call or other action delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding calls, other delivery actions, or placements of the listings. For these services, reseller partner payments are generally received two to four weeks following payment to the distribution partners. We also have payment arrangements with advertising agencies whereby we receive payment after the agency’s advertiser pays the agency, which is generally between 60 and 120 days or longer, following the delivery of services. We expect that in the future periods, if the amounts from our reseller partner and agency arrangements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

We have payment arrangements with reseller partners particularly related to our local leads and call advertising services, such as YP, SuperMedia Inc., hibu, CDK Global, and Yellow Pages Ltd, whereby we receive payment between 30 and 60 days following the delivery of services. We also have payment arrangements with Resolution Media and OMD Digital, advertising agencies related to our call marketplace and call analytics services, whereby we receive payment when the agency’s advertiser pays the agency, which is between 60 and 90 days following the delivery of services and in some instances may take longer.

For the six months ended and as of June 30, 2016, amounts from these partners and agencies totaled 62% of revenue and $15.4 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 24% of total revenues and 25% of accounts receivable for the six months ended and as of June 30, 2016.

In 2015, we amended our arrangements with YP, extending them through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in December 2016, and, if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. Net accounts receivable balances outstanding at June 30, 2016 from YP totaled $5.4 million.

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

Cash used in investing activities for the six months ended June 30, 2016 of approximately $594,000 was primarily attributable to purchases for property and equipment of approximately $362,000 and cash paid for costs incurred as a result of the sale of the remaining Archeo assets of $224,000. Cash provided by investing activities for the six months ended June 30, 2015 of approximately $22.8 million was primarily attributable to cash from the sale of the bulk of Archeo’s domain operations, net of transaction costs, of $25.8 million. These amounts were partially offset by purchases for property and equipment of $2.9 million and purchases of intangible and other noncurrent assets of $39,000.

We expect property and equipment purchases will increase as we continue to invest in equipment and software. To the extent our operations increase, we expect to increase expenditures for our systems and personnel. We expect our expenditures for product development initiatives and internally developed software will increase in the longer term in absolute dollars as our development activities accelerate and we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives.

Cash used in financing activities for the six months ended June 30, 2016 of approximately $131,000 was primarily attributable to repurchases of 89,000 shares of Class B common stock for treasury and minimum tax withholding payments related to certain executive restricted stock award vests totaling $459,000, which was partially offset by proceeds primarily from employee stock option exercises and the employee stock purchase plan of $328,000. Cash used in financing activities for the six months ended June 30, 2015 of approximately $2.9 million was primarily attributable to the payment of common stock dividends and repurchases of Class B common stock.

The following table summarizes our contractual obligations as of June 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$4,183	$2,414	$1,769	$—
Other contractual obligations	4,778	3,505	1,273	—

Total contractual obligations (1)	$8,961	$5,919	$3,042	$—

(1)	Our tax contingencies of $998,000 are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

As of June 30, 2016, we have a Credit Agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. In June 2016, we signed an amendment to the Credit Agreement that modifies the unused commitment fees, replaces certain financial covenants under the Credit Agreement with a covenant limiting outstanding balances not to exceed a defined ratio against our unrestricted cash and cash equivalent balances and a covenant with certain earnings thresholds, and modifies the levels and types of indebtedness and payments we may make. The Credit Agreement has a maturity date of April 1, 2017 and contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the six months ended June 30, 2015 and 2016, the Company had no borrowings under the Credit Agreement.

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

In 2015, quarterly dividends of $0.02 per share were paid on February 17 and May 18, 2015 to the holders of record as of the close of business on February 6 and May 7, 2015, respectively. The aggregate quarterly dividend paid in February and May 2015 was $840,000 and $845,000, respectively. We discontinued paying dividends on our common stock after the second quarter of 2015, and we do not anticipate declaring or paying dividends in the foreseeable future.

Based on our operating plans we believe that our existing resources and cash flow provided by ongoing operations, will be sufficient to fund our operations for at least twelve months. Additional equity and debt financing through our existing credit facility or other financing arrangements may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. There can be no assurance that, if we needed additional funds, our existing credit facility or additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant changes in competition and market dynamics; significant and sustained declines in our stock price and market capitalization; a significant decline in our expected future cash flows or a significant adverse change in our business climate. These estimates and circumstances are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition, volatility in financial markets, or changes in our share price of our common stock and market capitalization.

We review goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating goodwill for impairment, we may first perform a qualitative assessment and determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. For the three months ended June 30, 2016, our stock price was impacted by volatility in the U.S. financial markets, and traded below the then book value for an extended period of time. Accordingly, we tested goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized a preliminary estimated impairment loss during the second quarter of 2016 of $63.3 million. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The goodwill impairment resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results. The goodwill impairment analysis is not final as we have not completed the valuation of its identifiable assets and the implied fair value of goodwill. The final analysis is expected to be completed in the third quarter of 2016. We believe that the preliminary estimate of goodwill impairment is reasonable and represents our best estimate of the impairment loss to be incurred; however, it is possible that adjustments to the preliminary estimate may be required as the calculations are finalized.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of June 30, 2016 amounted to $998,000.

We determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2015 and June 30, 2016. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

Recent Accounting Pronouncement Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance. We are currently in the process of evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. We do not expect adoption to have a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II—Other Information

Item 1. Legal Proceedings

We were a party to the legal proceedings described in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 8. Commitments, Contingencies, and Taxes in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There were no material developments to these legal proceedings in the three months ended June 30, 2016, other than as set forth below.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2015 Annual Report on Form 10-K. They have been updated to include information as of August 9, 2016.

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

We had an accumulated deficit of $236.0 million as of June 30, 2016. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

We believe that our future revenue growth will depend on, among other factors, our ability to attract new advertisers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully improve existing products and services, develop successful new products and services and expand internationally. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant portion of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 10% of total revenues for the six months ended June 30, 2016. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for February 2016, Yahoo! and Microsoft accounted for 12.2% and 21.4%, respectively, of the core search market in the United States and Google accounted for 64.0%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Yahoo! and Google are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP, Resolution Media, OMD Digital, hibu, Inc., CDK Global, Yodle, and Yellow Pages Ltd for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners and agencies could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

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

Through our contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call arrangement with YP. In 2015, we extended these arrangements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 24% of our total revenues for the six months ended June 30, 2016. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts now set to expire in December 2016, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 21% and less than 10% of total revenues, respectively, for the six months ended June 30, 2016.

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

We received approximately 61% and 62% of our revenue from our five largest customers for the year ended December 31, 2015 and the six months ended June 30, 2016, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 61% and 62% of our total revenues for the year ended December 31, 2015 and the six months ended June 30, 2016, respectively. YP and Resolution Media were our largest customers and were responsible for 24% and 21% of our total revenues, respectively, for the six months ended June 30, 2016.

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

Our primary arrangement with Resolution Media, who acts as an agent on advertisers’ behalf, is for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm, represented the majority of the revenue generated by Resolution Media for the six months ended June 30, 2016. State Farm, who utilizes our services through multiple relationships, accounted for 24% of total revenues for the six months ended June 30, 2016. Many of our largest customers are not subject to long term contracts with us and are able to reduce advertising spend at any time and for any reason. In some cases, we engage with our customers through advertising agencies, who act on behalf of the customer. Advertising agencies may place insertion orders with us for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred and we may incur certain obligations in the future. There can be no assurance that, if we were to need additional funds to meet these obligations, our existing credit facility or additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally-developed businesses.

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

The loss of our senior management, including other key personnel, could harm our current and future operations and prospects.

We are heavily dependent upon the continued services of members of our senior management team and other key personnel. Each member of our senior management team and other key personnel are at-will employees and may voluntarily terminate his or her employment with us at any time with minimal notice. Following any termination of employment, each of these employees would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. The loss of the services of any member of our senior management, including other key personnel, for any reason, or any conflict among our senior management or other key personnel, could harm our current and future operations and prospects.

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

Current accounting rules require that goodwill be tested for impairment at least annually and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of our common stock and market capitalization. Significant and sustained declines in the stock price and market capitalization, a significant decline in expected future cash flows or a significant adverse change in the business climate, among other factors, could result in the need to perform an impairment analysis.

During the three months ended June 30, 2016, the Company tested goodwill for impairment and recorded a preliminary estimated non-cash impairment loss of $63.3 million. We determined that the carrying exceeded the estimated fair value of our single reporting unit. The preliminary estimated goodwill impairment resulted primarily from a sustained decline in the Company’s common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The goodwill impairment analysis is not final as the Company has not completed the valuation of its identifiable assets and the implied fair value of goodwill. The final analysis is expected to be completed in the third quarter of 2016. The Company believes that the preliminary estimate of goodwill impairment is reasonable and represents the Company’s best estimate of the impairment loss to be incurred; however, it is possible that adjustments to the preliminary estimate may be required as the calculations are finalized.

We may be required to increase or decrease the valuation allowance against our deferred tax assets.

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. We increased the valuation allowance by $22.3 million to record a full valuation allowance against our deferred tax assets as of September 30, 2014 resulting in a corresponding income tax expense of $22.3 million for the third quarter of 2014. As of June 30, 2016, our deferred tax assets were $41.4 million and we have provided a full valuation allowance of $41.4 million as we believe it is not more likely than not that these assets will be realized.

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

From time to time, we are subject to claims and litigation, which could seriously harm our business and require us to incur significant costs. On November 17, 2015, Steven Porter, a purported shareholder of the company, filed a securities class action against Marchex, Inc. and certain officers, alleging violations of the federal securities laws (the “Complaint”) in the United States District Court for the Southern District of New York (Civil Action No. 15-cv-09011). On April 22, 2016, the case was dismissed without prejudice after Mr. Porter, the Lead Plaintiff, filed a notice of voluntary dismissal of the case.

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

Our success and ability to compete effectively are substantially dependent upon our internally developed and acquired technology and data resources, which we protect through a combination of copyright, trade secret, and patent and trademark law. To date, we have had issued or have applications pending for the following patents:

•	U.S. Patent Number 7,668,950 entitled “Automatically Updating Performance-Based Online Advertising System and Method” was issued February 23, 2010.

•	U.S. Patent Number 8,442,862 entitled “Method and System for Tracking Telephone Calls” was issued on May 14, 2013 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011. The following divisional applications of Patent Application Number 13/294,436 were also filed: 14/045,536 titled “Method and System for Phone Number Cleaning” was filed November 3, 2013; 14/058,037 titled “Method and System for Collecting Data from Advertising Campaigns Including Phone Number Placement Techniques” was filed November 18, 2013; 14/058,080 titled “Method and System for Monitoring Campaign Referral Sources” was filed November 18, 2013, and 14/065,345 titled “Method and System for Tracking Telephone Calls” was filed November 28, 2013.

•	U.S. Patent Number 6,822,663 entitled “Transform Rule Generator for Web-Based Markup Languages” was issued November 23, 2004.

•	U.S. Patent Number 8,583,571 entitled “Facility for Reconciliation of Business Records Using Genetic Algorithms” was issued November 12, 2013.

•	U.S. Patent Number 8,433,048 entitled “System and Method to Direct Telephone Calls to Advertisers” was issued April 30, 2013.

•	U.S. Patent Application Number 12/829,373 entitled “System and Method for Calling Advertised Telephone Numbers on a Computing Device” was filed July 1, 2010.

•	U.S. Patent Number 8,259,915 entitled “System and Method to Analyze Calls to Advertised Telephone Numbers” was issued September 4, 2012 and its continuation Patent Number 8,788,344 was issued July 22, 2014.

•	U.S. Patent Application Number 13/176,709 entitled “Method and System for Automatically Generating Advertising Creatives” was filed July 5, 2011.

•	U.S. Patent Number 8,630,393 entitled “Systems and Methods for Blocking Telephone Calls” was issued January 14, 2014.

•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.

•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.

•	U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011.

•	U.S. Patent Number 9,367,846 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was issued June 14, 2016.

•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.

•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Number 8,929,522 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was issued January 16, 2015.

•	U.S. Patent Number 8,634,520 entitled “Call Tracking System Utilizing an Automated Filtering Function” was issued January 21, 2014.

•	U.S. Patent Number 8,671,020 entitled “Call Tracking System Utilizing a Pooling Algorithm” was issued March 11, 2014.

•	U.S. Patent Number 8,687,782 entitled “Call Tracking System Utilizing a Sampling Algorithm” was issued April 1, 2014.

•	U.S. Patent Application Number 13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting was filed April 18, 2013, claiming priority to U.S. Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013, and its continuation Patent Application Number 15/019,826 entitled “Cross-Channel Correlation of Consumer Telephone Numbers and User Identifiers” was filed February 9, 2016.

•	U.S. Patent Number 9,118,751 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was issued August 25, 2015 and its continuation U.S. Patent Application Number 14/834,196 entitled “System and Method for Analyzing and Classifying Calls Without Transcription” was filed August 24, 2015.

•	U.S. Patent Number 9,263,038 entitled “System and Method for Analyzing and Classifying Calls Without Transcription via Keyword Spotting” was issued February 16, 2016, and its continuation Patent Application Number 14/990,221 was filed January 7, 2016.

•	U.S. Patent Number 9,232,052 entitled Analyzing Voice Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was issued January 5, 2016 and its continuation Patent Application Number 14/987,565 was filed January 4, 2016.

•	U.S. Patent Application Number 14/550,089 entitled “Identifying Call Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014.

•	U.S. Patent Application Number 14/714,141 entitled “Call Analytics for Mobile Advertising” was filed May 15, 2015.

•	U.S. Patent Application Number 14/721,912 entitled Identifying Call Components to Detect Call Traffic Pumping and Taking Corrective Action without Using Recording, Transcription or Caller ID” was filed May 26, 2015, claiming priority to 62/159,086 filed May 8, 2015.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in the level of mobile and Internet usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is generally lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results, and in turn, the market price of our securities. In the first quarter of the calendar year, this trend generally reverses with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. The seasonal purchasing cycles of some customers in certain industries may also be higher in the first half versus the latter half of the calendar year. Additionally, the current business environment and our industry has both resulted in, and we may continue to see, many advertisers and reseller partners reducing advertising and marketing services budgets or changing such budgets throughout the year, which we expect may impact our quarterly results of operations in addition to typical seasonality seen in our industry.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations. Since our initial public offering, the closing sale price of our Class B common stock on the NASDAQ Global Select Market ranged from $3.00 to $26.14 per share through June 30, 2016. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

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

As of June 30, 2016, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, three of our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 77% of the combined voting power of all outstanding shares of our capital stock. These founders together control 78% of the combined voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We initiated and paid a quarterly dividend on our Class B common stock from November 2006 through May 2015. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition. We currently do not anticipate declaring or paying dividends in the foreseeable future.

Item 2. Issuer Purchases of Equity Securities

During the second quarter of 2016, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
Class B Common Shares:
April 1, 2016 – April 30, 2016 (2)	56,448	$3.57	46,573	1,361,228
May 1, 2016 – May 31,2016 (2)	42,600	$3.85	42,100	1,319,128
June 1, 2016 – June 30, 2016 (3)	11,818	$3.73	—	1,319,128

Total Class B Common Shares	110,866	$3.69	88,673	1,319,128

(1)	In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.

(2)	Includes 9,875 and 500 shares of restricted equity subject to vesting, which were issued to certain employees and not already vested, repurchased for $0.01 per share upon termination of employment for the months ended April 30 and May 31, 2016, respectively.
(3)	Includes 11,818 shares of Class B common stock repurchased to satisfy certain employees’ minimum tax withholding obligations in connection with the vesting of restricted stock awards and were based on the fair market value on the vesting date.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibits:

†*10.50	Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Michael Arends and the Registrant.

†*10.51	Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Ethan Caldwell and the Registrant.

†*10.52	Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Peter Christothoulou and the Registrant.

†*10.53	Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Ziad Ismail and the Registrant.

†*10.54	Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Gary Nafus and the Registrant.

†*10.55	Separation Agreement dated May 11, 2016, by and between Russell C. Horowitz and the Registrant.

†(+)10.56	Fourth Amendment to the Credit Agreement made and entered into as of June 30, 2016, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent.

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: August 9, 2016	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Item 6.	Exhibits

Exhibits:

†*10.50	Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Michael Arends and the Registrant.

†*10.51	Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Ethan Caldwell and the Registrant.

†*10.52	Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Peter Christothoulou and the Registrant.

†*10.53	Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Ziad Ismail and the Registrant.

†*10.54	Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Gary Nafus and the Registrant.

†*10.55	Separation Agreement dated May 11, 2016, by and between Russell C. Horowitz and the Registrant.

†(+)10.56	Fourth Amendment to the Credit Agreement made and entered into as of June 30, 2016, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent.

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.