Form 10-Q
period 2016-09-30
MARCHEX INC
filed 2016-11-07
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 3, 2016
Class A common stock, par value $.01 per share	5,056,136
Class B common stock, par value $.01 per share	38,102,444

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2015	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$109,155	$105,275
Accounts receivable, net	24,621	21,579
Prepaid expenses and other current assets	1,784	1,995
Refundable taxes	127	117
Total current assets	135,687	128,966
Property and equipment, net	5,778	3,913
Intangible and other assets, net	222	220
Goodwill	63,305	—
Total assets	$204,992	$133,099
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,460	$7,960
Accrued expenses and other current liabilities	6,712	8,300
Deferred revenue	692	362
Total current liabilities	16,864	16,622
Other non-current liabilities	662	266
Total liabilities	17,526	16,888
Stockholders’ equity:
Class A common stock	55	55
Class B common stock	368	381
Treasury stock	(238)	(2)
Additional paid-in capital	350,799	357,617
Accumulated deficit	(163,518)	(241,840)
Total stockholders’ equity	187,466	116,211
Total liabilities and stockholders’ equity	$204,992	$133,099

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2016	2015	2016
Revenue	$108,113	$101,146	$36,852	$30,749
Expenses:
Service costs	59,166	60,964	20,003	18,505
Sales and marketing	11,969	16,733	4,266	5,562
Product development	23,608	21,859	7,769	6,832
General and administrative	14,925	15,815	4,721	5,320
Acquisition and disposition related costs	199	662	81	354
Total operating expenses	109,867	116,033	36,840	36,573
Impairment of goodwill	—	(63,305)	—	—
Income (loss) from operations	(1,754)	(78,192)	12	(5,824)
Other expense:
Interest and line of credit expense	(48)	(41)	(11)	(3)
Other, net	(4)	(49)	(1)	(12)
Total other expense	(52)	(90)	(12)	(15)
Income (loss) from continuing operations before provision for income taxes	(1,806)	(78,282)	0	(5,839)
Income tax expense	11	40	191	15
Net loss from continuing operations	(1,817)	(78,322)	(191)	(5,854)
Discontinued operations:
Income from discontinued operations, net of tax	5,084	—	37	—
Gain on sale of discontinued operations, net of tax	22,195	—	163	—
Discontinued operations, net of tax	27,279	—	200	—
Net income (loss)	25,462	(78,322)	9	(5,854)
Dividends paid to participating securities	(37)	—	—	—
Net income (loss) applicable to common stockholders	$25,425	$(78,322)	$9	$(5,854)
Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders:
Continuing operations	$(0.04)	$(1.88)	$(0.00)	$(0.14)
Discontinued operations, net of tax	0.66	—	0.00	—
Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders	$0.62	$(1.88)	$0.00	$(0.14)
Dividends paid per share	$0.04	$—	$—	$—
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	5,233	5,233	5,233	5,233
Class B	35,980	36,372	36,120	36,639
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	5,233	5,233	5,233	5,233
Class B	41,213	41,605	41,353	41,872

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities:
Net income (loss)	$25,462	$(78,322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	2,735	2,457
Impairment of goodwill	—	63,305
Allowance for doubtful accounts and advertiser credits	678	1,429
Loss on disposal of fixed assets	—	3
Gain on sale of discontinued operations	(22,195)	—
Stock-based compensation	7,809	7,246
Change in certain assets and liabilities:
Accounts receivable, net	(599)	1,612
Refundable taxes	(4)	10
Prepaid expenses, other current assets and other assets	484	(223)
Accounts payable	(1,472)	(1,477)
Accrued expenses and other current liabilities	230	1,812
Deferred revenue	(789)	(329)
Other non-current liabilities	(339)	(396)
Net cash provided by (used in) operating activities	12,000	(2,873)
Cash flows from investing activities:
Proceeds from sale of discontinued operations, net of costs	25,249	—
Cash paid for sale of Archeo assets	—	(224)
Purchases of property and equipment	(3,623)	(594)
Purchases of intangible assets and changes in other non-current assets	(46)	(11)
Net cash provided by (used in) investing activities	21,580	(829)
Cash flows from financing activities:
Tax withholding related to restricted stock awards	(74)	(154)
Common stock dividend payments	(1,685)	—
Repurchase of Class B common stock	(3,201)	(365)
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	284	341
Net cash used in financing activities	(4,676)	(178)
Net increase (decrease) in cash and cash equivalents	28,904	(3,880)
Cash and cash equivalents at beginning of period	80,032	109,155
Cash and cash equivalents at end of period	$108,936	$105,275

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period. The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to this April 2015 disposition are shown as discontinued operations in the condensed consolidated statements of operations in 2015. In December 2015, the Company sold the remaining Archeo operations which did not meet the criteria for discontinued operations, and as a result the operating results are reflected in continuing operations in 2015. See Note 12. Discontinued Operations, Dispositions, and Other of the Notes to Condensed Consolidated Financial Statements for further discussion. Unless otherwise indicated, information presented in the Notes to Condensed Consolidated Financial Statements relates only to the Company’s continuing operations.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (ASU 2015-17), an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company does not expect adoption of ASU 2015-17 to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. The Company does not expect adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

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

	Nine months ended September 30,		Three months ended September 30,
	2015	2016	2015	2016
Service costs	$1,046	$565	$273	$160
Sales and marketing	893	1,321	339	353
Product development	1,843	1,367	620	206
General and administrative	4,027	3,993	1,119	1,060
Total stock-based compensation	$7,809	$7,246	$2,351	$1,779

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended September 30, 2015 and 2016, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and forfeitures. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company used an expected annual dividend yield in consideration of the Company’s common stock dividend payments during the first half of 2015. The Company discontinued paying dividends on its common stock after the second quarter of 2015.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2015	2016	2015	2016
Expected life (in years)	4.0-6.25	4.0-6.25	4.0-6.25	4.0
Risk-free interest rate	1.13%-1.56%	0.86%-1.15%	1.15%-1.56%	1.01%
Expected volatility	59%-65%	57%-58%	59%-60%	57%
Expected dividend yield	0%-0.36%	0%	0%	0%

Stock option activity during the nine months ended September 30, 2016 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2015	8,937,281	$6.97	6.33
Options granted	1,669,000	4.20
Options forfeited	(734,562)	5.51
Options expired	(620,500)	12.58
Options exercised	(60,303)	4.01
Balance at September 30, 2016	9,190,916	$6.22	5.91

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the nine months ended September 30, 2016 is summarized as follows:

	Shares/ Units	Weighted average grant date fair value
Unvested balance at December 31, 2015	2,222,080	$4.86
Granted	2,196,406	4.24
Vested	(813,592)	5.16
Forfeited	(649,771)	5.08
Unvested balance at September 30, 2016	2,955,123	$4.26

In the nine months ended September 30, 2015 and 2016, the Company repurchased approximately 15,000 and 45,000 shares, respectively, from certain executives for minimum withholding taxes on approximately 55,000 and 146,000 restricted stock award vests, respectively. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $74,000 and $154,000, respectively, which was remitted in cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

In May 2016, approximately 27,000 stock options and 33,000 restricted stock awards were fully accelerated and the period to exercise any outstanding vested stock options was modified to extend through the 10-year anniversary of the respective grant dates in connection with an executive’s transition to a consulting arrangement.  In October 2016, vesting of 288,877 stock options and 190,187 restricted stock awards were accelerated in connection with an executive’s separation agreement for which the estimated related stock-based compensation expense of approximately $1.3 million will be recognized in the fourth quarter of 2016.

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

The following table calculates net loss from continuing operations to net income (loss) applicable to common stockholders used to compute basic net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2015		2016
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net loss from continuing operations	$(235)	$(1,582)	$(9,850)	$(68,472)
Dividends paid to participating securities	—	(37)	—	—
Net loss from continuing operations applicable to common stockholders	$(235)	$(1,619)	$(9,850)	$(68,472)
Discontinued operations, net of tax	3,464	23,815	—	—
Net income (loss) applicable to common stockholders	$3,229	$22,196	$(9,850)	$(68,472)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	35,980	5,233	36,372
Basic net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.04)	$(0.04)	$(1.88)	$(1.88)
Discontinued operations, net of tax	0.66	0.66	—	—
Basic net income (loss) per share applicable to common stockholders	$0.62	$0.62	$(1.88)	$(1.88)

	Three months ended September 30,
	2015		2016
	Class A	Class B	Class A	Class B
Numerator: Net loss from continuing operations applicable to common stockholders	$(24)	$(167)	$(732)	$(5,122)
Discontinued operations, net of tax	25	175	—	—
Net income (loss) applicable to common stockholders	$1	$8	$(732)	$(5,122)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	36,120	5,233	36,639
Basic net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.00)	$(0.00)	$(0.14)	$(0.14)
Discontinued operations, net of tax	0.00	0.00	—	—
Basic net income (loss) per share applicable to common stockholders	$0.00	$0.00	$(0.14)	$(0.14)

The following table calculates net income (loss) from continuing operations to net income (loss) applicable to common stockholders used to compute diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2015		2016
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net loss from continuing operations	$(235)	$(1,582)	$(9,850)	$(68,472)
Dividends paid to participating securities	—	(37)	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(235)	—	(9,850)
Net loss from continuing operations applicable to common stockholders	$(235)	$(1,854)	$(9,850)	$(78,322)
Discontinued operations, net of tax	3,464	23,815	—	—
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	3,464	—	—
Diluted discontinued operations, net of tax	$3,464	$27,279	$—	$—
Net income (loss) applicable to common stockholders	$3,229	$25,425	$(9,850)	$(78,322)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	35,980	5,233	36,372
Conversion of Class A to Class B common shares outstanding	—	5,233	—	5,233
Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	5,233	41,213	5,233	41,605
Diluted net (loss) income per share:
Net loss from continuing operations applicable to common stockholders	$(0.04)	$(0.04)	$(1.88)	$(1.88)
Discontinued operations, net of tax	0.66	0.66	—	—
Diluted net income (loss) per share applicable to common stockholders	$0.62	$0.62	$(1.88)	$(1.88)

	Three months ended September 30,
	2015		2016
	Class A	Class B	Class A	Class B
Numerator:
Net loss from continuing operations	$(24)	$(167)	$(732)	$(5,122)
Dividends paid to participating securities	—	—	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(24)	—	(732)
Net loss from continuing operations applicable to common stockholders	$(24)	$(191)	$(732)	$(5,854)
Discontinued operations, net of tax	25	175	—	—
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	25	—	—
Discontinued operations, net of tax	$25	$200	$—	$—
Net income (loss) applicable to common stockholders	$1	$9	$(732)	$(5,854)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	5,233	36,120	5,233	36,639
Conversion of Class A to Class B common shares outstanding	—	5,233	—	5,233
Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	5,233	41,353	5,233	41,872
Diluted net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.00)	$(0.00)	$(0.14)	$(0.14)
Discontinued operations, net of tax	0.00	0.00	—	—
Diluted net income (loss) per share applicable to common stockholders	$0.00	$0.00	$(0.14)	$(0.14)

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•

For both the three and nine months ended September 30, 2015, outstanding options to acquire 9,158 shares of Class B common stock. For both the three and nine months ended September 30, 2016, outstanding options to acquire 9,191 shares of outstanding Class B common stock.

•	For the three and nine months ended September 30, 2015 and 2016, 1,052 and 1,221 shares of unvested Class B restricted common shares, respectively.
•	For the three and nine months ended September 30, 2015 and 2016 1,427 and 1,734 restricted stock units, respectively.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during the nine months ended September 30, 2016, the Company held cash equivalents in a commercial paper sweep account with the same financial institution. These Level 2 assets were fully liquidated prior to September 30, 2016.

A significant majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of consolidated revenue for the three and nine months ended September 30, 2015 and 2016.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2015	2016	2015	2016
Advertiser A	30%	23%	28%	22%
Advertiser B	20%	24%	19%	22%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2015	At September 30, 2016
Advertiser A	14%	21%
Advertiser B	28%	20%
Advertiser C	19%	13%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 17% and 19% of consolidated revenue for the three and nine months ended September 30, 2015, respectively, and 19% and 21% of consolidated revenue for the three and nine months ended September 30, 2016, respectively. This same advertising agency represented 22% and 11% of consolidated accounts receivable as of December 31, 2015 and September 30, 2016, respectively. One other advertising agency represented less than 10% of consolidated accounts receivable as of December 31, 2015, and 11% of consolidated accounts receivable as of September 30, 2016.

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

The Archeo segment historically comprised the Company’s click-based advertising businesses. In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. This disposition is shown as discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented and is excluded from segment reporting. On December 31, 2015, the Company sold the remaining Archeo operations, which did not meet the criteria for discontinued operations presentation and is included in segment reporting in 2015. See Note 12. Discontinued Operations, Dispositions, and Other for further discussion.

Call-driven segment expenses include both direct costs incurred by the segment as well as corporate overhead costs. Archeo segment expenses only include direct costs incurred by the segment. Segment expenses exclude the following: stock-based compensation, acquisition and disposition related costs, and other expense.

For the three and nine months ended September 30, 2016, the Company’s operating results are primarily all Call-driven. There were other operating activities related to transition activities of the Archeo operations in 2016, which were not significant.

Selected segment information (in thousands):

	Nine months ended September 30, 2015
	Call-driven	Archeo	Total
Revenue	$105,621	$2,492	$108,113
Operating expenses	99,412	2,447	101,859
Segment profit	$6,209	$45	$6,254
Less reconciling items:
Stock-based compensation			7,809
Acquisition and disposition related costs			199
Other expense			52
Loss from continuing operations before provision for income taxes			$(1,806)

	Three months ended September 30, 2015
	Call-driven	Archeo	Total
Revenue	$36,135	$717	$36,852
Operating expenses	33,958	450	34,408
Segment profit	$2,177	$267	$2,444
Less reconciling items:
Stock-based compensation			2,351
Acquisition and disposition related costs			81
Other expense			12
Loss from continuing operations before provision for income taxes			$0

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2015	2016	2015	2016
United States	97%	97%	97%	97%
Canada	3%	3%	3%	3%
Other countries	*	*	*	*
	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2015	At September 30, 2016
Computer and other related equipment	$21,551	$20,688
Purchased and internally developed software	7,893	7,874
Furniture and fixtures	1,778	1,825
Leasehold improvements	2,123	2,328
	$33,345	$32,715
Less: Accumulated depreciation and amortization	(27,567)	(28,802)
Property and equipment, net	$5,778	$3,913

Depreciation and amortization expense related to property and equipment was approximately $885,000 and $762,000 for the three months ended September 30, 2015 and 2016, respectively, and was approximately $2.6 million and $2.4 million for the nine months ended September 30, 2015 and 2016, respectively.

(8) Commitments, Contingencies and Taxes

(a) Commitments

The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under operating lease agreements expiring through 2018. The Company recognizes rent expense under such agreements on a straight-line basis over the lease term with any lease incentive amortized as a reduction of rent expense over the lease term. The Company also has other contractual obligations expiring over varying time periods through 2019. Other contractual obligations primarily relate to minimum contractual payments due to distribution partners and other outside service providers. Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2016	$588	$1,303	$1,891
2017	2,362	3,170	5,532
2018	577	1,147	1,724
2019	—	440	440
2020 and after	—	—	—
Total minimum payments	$3,527	$6,060	$9,587

Rent expense incurred by the Company was approximately $460,000 and $559,000 for the three months ended September 30, 2015 and 2016, respectively, and was $1.4 million and $1.5 million for the nine months ended September 30, 2015 and 2016, respectively.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2015 and September 30, 2016. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(9) Credit Agreement

In April 2008, the Company entered into a Credit Agreement providing for a senior secured $30 million revolving credit facility (“Credit Agreement”). In June 2016, the Company signed an amendment to the Credit Agreement that modifies the unused commitment fees, replaces certain financial covenants with a covenant limiting outstanding balances not to exceed a defined ratio against the Company’s unrestricted cash and cash equivalent balances and a covenant with certain earnings thresholds, and modifies the levels and types of indebtedness and payments the Company may make. The Credit Agreement has a maturity date of April 1, 2017 and contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the nine months ended September 30, 2015 and 2016, the Company had no borrowings under the Credit Agreement.

(10) Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows (in thousands):

Balance as of December 31, 2015	$63,305
Impairment of goodwill	(63,305)
Balance as of September 30, 2016	$—

The Company reviews goodwill for impairment annually on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment and determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. For the three months ended June 30, 2016, the Company’s stock price was impacted by volatility in the U.S. financial markets, and traded below the then book value for an extended period of time. Accordingly, the Company tested its goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of the Company’s single reporting unit and recognized an impairment loss during the second quarter of 2016 of $63.3 million. The fair value of the Company’s single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including the Company’s stock price. The goodwill impairment loss resulted primarily from a sustained decline in the Company’s common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.

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

(11) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the nine months ended September 30, 2015 and 2016, the Company repurchased 781,000 shares of Class B common stock for $3.2 million and 89,000 shares of Class B common stock for $365,000, respectively.

During the nine months ended September 30, 2015 and 2016, the Company’s board of directors approved and the Company retired approximately 1,262,000 and 250,000 shares of treasury stock, respectively.

(12) Discontinued Operations, Dispositions and Other

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

Nine months ended September 30, 2015
Revenue	$7,081
Expenses:
Service costs	1,663
Sales and marketing	334
Income from discontinued operations, before provision for income taxes	5,084
Income tax expense	—
Income from discontinued operations, net of tax	$5,084

The discontinued operations incurred amortization of $16,000 for the nine months ended September 30, 2015.

The net cash proceeds related to Archeo’s domain operations sold in April 2015 were approximately $28.1 million. The sale includes a contingent earn-out consideration payment that depends upon the achievement of certain thresholds and will be recognized as income when received.

On December 31, 2015, the Company sold the remaining Archeo operations for cash proceeds of $750,000. The transaction costs were approximately $244,000 and the net carrying value of the liabilities assumed were approximately $990,000, resulting in a net gain of $1.5 million from the sale. The Company evaluated this disposition and determined that it did not meet the criteria for classification as a discontinued operation. As a result, operating results of these Archeo operations are reflected in the Company’s continuing operations in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, the income before provision for income taxes for these Archeo operations included in the Company’s continuing operations was $267,000 and $45,000, respectively.

During the three months ended September 30, 2016, the Company incurred approximately $1.6 million in employee separation and facility termination related costs. As of September 30, 2016, approximately $767,000 of these costs were accrued and unpaid of which $413,000 is expected to be paid prior to December 31, 2016 with the remaining to be paid in 2017.

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

•

Local Leads. Our Local Leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our Local Leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The Local Leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our contract with Yellowpages.com

LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2015, we extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 28% and 30% of our total revenues in the three and nine months ended September 30, 2015, respectively, and 22% and 23% of our total revenues in the three and nine months ended September 30, 2016. We also have a separate distribution partner agreement with YP.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We have offices in Seattle, Washington; Las Vegas, Nevada; New York, New York; and San Francisco, California. In May 2016, we opened an office in London, England.

On October 3, 2016, by mutual agreement, Peter Christothoulou resigned as our Chief Executive Officer. In addition, Clark Kokich resigned as Executive Chairman of our Board of Directors (the “Board”) and as a member of the Board on October 1, 2016.  Effective on October 3, 2016, the Board established an Interim Office of the CEO subject to oversight by Anne Devereux-Mills as Chairman. The Interim Office of the CEO consists of Michael Arends, Ethan Caldwell, Gary Nafus, and Russell C. Horowitz who is currently a consultant to the Company and previously Chief Executive Officer and Chairman of the Board. The Interim Office of the CEO will perform the duties and responsibilities of the chief executive officer on an interim basis while a search for a permanent chief executive officer is conducted.

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

We primarily generate our revenues from our Call-driven products and services. Call-driven revenue consists of payments from advertisers for pay-for-call advertising services and for use of our call analytics technology. Call-driven revenue also consists of payments from our reseller partners for use of our local leads technology platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. Historically, we also generated revenue from our Archeo operations, which included revenue generated from our click based advertising and Internet domain operations. In 2015, we sold primarily all of our Archeo operations in two separate transactions. In April 2015, we sold the bulk of our domain name portfolio. The operating results related to this disposition is shown as discontinued operations in the condensed consolidated statements of operations for all periods presented. In December 2015, we sold the remaining Archeo operations. This disposition did not meet the criteria for discontinued operations, and as a result, the operating results are reflected in continuing operations in the condensed consolidated statements of operations. See Note 12. Discontinued Operations, Dispositions, and Other for further discussion regarding the dispositions. For detail on revenue by segment, see Note 6. Segment Reporting and Geographic Information of the notes to our condensed consolidated financial statements.

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2015 and 2016.

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

In providing pay-for call advertising services, we generate revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each qualified phone call, which occurs when a user makes a phone call, clicks, or completes a specified action on any of their advertisement listings after it has been placed by us or by our distribution partners. Each qualified phone call or specified action on an advertisement listing represents a completed transaction. The advertisement listings are displayed within our distribution network, which includes mobile and online search engines and applications, directories, destination sites, shopping engines, third party Internet domains or web sites, and other targeted Web-based content, mobile carriers and offline sources. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third party web site in our distribution network to an advertiser web site and completes the specified action.

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

Industry and Market Factors

We enter into agreements with various mobile, online and offline distribution partners to provide distribution for pay-for-call advertisement listings which contain call tracking numbers and/or URL strings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount for each phone call on these listings. The level of phone calls contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. If we do not add new distribution partners or renew our existing distribution partner agreements and on terms as favorable as current arrangements, replace traffic lost from terminated distribution agreements with other sources, or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to grow will be impacted by our ability to increase our distribution, which impacts the number of mobile and Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert calls from these mobile and Internet users into completed transactions, such as a purchase or sign up. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our products and services, the amount these advertisers spend on our products and services, advertiser adoption of new products and services and the amount these advertisers are willing to pay for these new products and services.

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

We have revenue concentrations with certain large customers. Many of these customers are not subject to long term contracts with us or have contracts with near term expiration dates, and are able to reduce or cease advertising spend at any time and for any reason. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies may place insertion orders with us for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

We anticipate that these variables will fluctuate in the future, affecting our ability to grow and our financial results. In particular, it is difficult to project phone call usage, the number of phone calls or other actions performed by users of our product and services which will be delivered to our advertisers, and how much advertisers will spend with us and the amount they are willing to pay for our products and services. It is even more difficult to anticipate the average revenue per phone call or other performance-based actions. It is also difficult to anticipate the impact of worldwide and domestic economic conditions on advertising budgets.

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

Product Development

Product development costs consist primarily of expenses incurred in the research and development, creation and enhancement of our products and services.

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

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as September 30, 2016 amounted to $1.0 million.

At September 30, 2016, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $43.4 million will be realized and accordingly, we have recorded a 100% valuation allowance of $43.4 million against these deferred tax assets. This compares to a valuation allowance of $34.5 million at December 31, 2015. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We also considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2013, 2014, and 2015. As of September 30, 2016, our federal NOL carryforwards were approximately $52.5 million for income tax purposes, which will begin to expire in 2026. As of September 30, 2016, our state, city, and other foreign jurisdiction NOL carryforwards were approximately $6.4 million, which begin to expire in 2025.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2016	2015	2016
Revenue	100%	100%	100%	100%
Expenses:
Service costs	55%	60%	54%	60%
Sales and marketing	11%	17%	12%	18%
Product development	22%	22%	21%	22%
General and administrative	14%	16%	13%	17%
Acquisition and disposition related costs	0%	1%	0%	1%
Total operating expenses	102%	115%	100%	119%
Impairment of goodwill	—	(63%)	—	—
Income (loss) from operations	(2%)	(77%)	0%	(0%)
Other expense	0%	0%	0%	0%
Income (loss) from continuing operations before provision for income taxes	(2%)	(77%)	0%	(19%)
Income tax expense	0%	0%	1%	0%
Net loss from continuing operations	(2%)	(77%)	(1%)	(19%)
Discontinued operations, net of tax	26%	—%	1%	—%
Net income (loss)	24%	(77%)	0%	(19%)
Dividends paid to participating securities	0%	—%	0%	—%
Net income (loss) applicable to common stockholders	24%	(77%)	0%	(19%)

Segment Operating Results

We have historically organized our operations into two segments: (1) the Call-driven segment which is comprised of our performance-based advertising business focused on driving phone calls; and (2) the Archeo segment which included our click-based advertising and Internet domain name operations that were sold in 2015. For the three and nine months ended September 30, 2016, our operating results are primarily all Call-driven and other operating activities related to the transition activities of the Archeo operations were not significant. For the three and nine months ended September 30, 2015, operating results by segment were as follows:

	Nine months ended September 30, 2015	Three months ended September 30, 2015
Call-driven
Revenue	$105,621	$36,135
Operating expenses	99,412	33,958
Segment profit	$6,209	$2,177
Archeo
Revenue	$2,492	$717
Operating expenses	2,447	450
Segment profit	$45	$267
Reconciliation of segment profit from operations to loss from continuing operations before provision for income taxes:
Total segment profit	$6,254	$2,444
Less reconciling items:
Stock based compensation	7,809	2,351
Acquisition and disposition related costs	199	81
Other expense	52	12
Loss from continuing operations before provision for income taxes	$(1,806)	$0

	Nine months ended September 30, 2015	Three months ended September 30, 2015
Reconciliation of segment revenue to consolidated revenue
Call-driven	$105,621	$36,135
Archeo	2,492	717
Total	$108,113	$36,852

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2016 and the nine months ended September 30, 2015 to the nine months ended September 30, 2016.

Revenue

Revenue decreased 17% from $36.9 million for the three months ended September 30, 2015 to $30.7 million in the same period in 2016. Revenue decreased 6% from $108.1 million for the nine months ended September 30, 2015 to $101.1 million in the same period in 2016. The decrease for the three and nine months ended September 30, 2016, was primarily due to a decrease in Call-driven revenues and no longer generating any Archeo revenues during 2016 as a result of the sale of the remaining Archeo operations in December 2015.  Archeo revenues for the three and nine months ended September 30, 2015 were $717,000 and $2.5 million, respectively.

Our Call-driven revenues were $36.1 million for the three months ended September 30, 2015 and $30.7 million in the same period in 2016.

Our Call-Driven revenues were $105.6 million for the nine months ended September 30, 2015 and $101.1 million in the same period in 2016. The decrease for both periods were due primarily to lower advertiser budgets for our pay-for-call services and fewer YP small business accounts and related revenues.

We expect our revenues to be lower in the near and intermediate terms compared to the most recent quarters with fewer small business accounts on our local leads platform and reduced demand for calls from our call advertising customers, particularly in the latter part of the fourth quarter where we have historically experienced lower call volumes.

Under our primary arrangement with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP within our Call Marketplace. We charge an agreed-upon price for qualified calls or leads from our network. In 2015, we extended these agreements through December 31, 2016. The primary local leads platform arrangement includes certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. To the extent our revenues from large national advertisers grow at a faster rate than from YP small business accounts, our revenues from YP as a percentage of our total revenue may decrease. Additionally, YP’s small business account base from their traditional business has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. In addition, we expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues. We expect YP will comprise lower total revenues in the near term than in recent periods. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in December 2016, and if renewed, the contracts are likely to be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. YP accounted for 28% and 22% of total revenues for the three months ended September 30, 2015 and 2016, respectively, and 30% and 23% for the nine months ended September 30, 2015 and 2016, respectively.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 17% and 19% of total revenues for the three months ended September 30, 2015 and 2016, respectively, and 19% and 21% of total revenues for the nine months ended September 30, 2015 and 2016, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and

OMD Digital, accounted for 19% and 20% of total revenues for the three and nine months ended September 30, 2015, respectively, and 22% and 24% of total revenues for the three and nine months ended September 30, 2016, respectively.

We have revenue concentrations with other certain large customers. Many of these customers are not subject to long term contracts with us or have contracts with near term expiration dates such as Yellow Pages Ltd, and are able to reduce or cease advertising spend at any time and for any reason. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

We anticipate that these variables will fluctuate in the future, affecting our ability to grow and our financial results. In particular, it is difficult to project phone call usage, the number of phone calls or other actions performed by users of our products and services, which will be delivered to our advertisers, and how much advertisers will spend with us and the amount they are willing to pay for our products and services. It is even more difficult to anticipate the average revenue per phone call or other performance-based actions. It is also difficult to anticipate the impact of worldwide economic conditions on advertising budgets.

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

Expenses

Expenses were as follows (in thousands):

	Nine months ended September 30,				Three months ended September 30,
	2015	% of revenue	2016	% of revenue	2015	% of revenue	2016	% of revenue
Service costs	$59,166	55%	$60,964	60%	$20,003	54%	$18,505	60%
Sales and marketing	11,969	11%	16,733	17%	4,266	12%	5,562	18%
Product development	23,608	22%	21,859	22%	7,769	21%	6,832	22%
General and administrative	14,925	14%	15,815	16%	4,721	13%	5,320	17%
Acquisition and disposition related costs	199	0%	662	1%	81	0%	354	1%
	$109,867	102%	$116,033	115%	$36,840	100%	$36,573	119%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2015	2016	2015	2016
Service costs	$1,046	$565	$273	$160
Sales and marketing	893	1,321	339	353
Product development	1,843	1,367	620	206
General and administrative	4,027	3,993	1,119	1,060
Total stock-based compensation	$7,809	$7,246	$2,351	$1,779

See Note 3. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 7% from $20.0 million in the three months ended September 30, 2015 to $18.5 million in the same period in 2016. The decrease in dollars was primarily attributable to a decrease in network and communication costs, personnel costs, stock-based compensation, travel costs, and fees paid to outside service providers totaling $1.4 million.

Service costs increased 3% from $59.2 million in the nine months ended September 30, 2015 to $61.0 million in the same period in 2016. The increase was primarily due to an increase in distribution partner payments of $5.9 million, offset partially by decreases in personnel costs, stock-based compensation, network and communication costs, travel costs, fees paid to outside service providers and other operating costs totaling $4.1 million.

As a percentage of revenues, service costs were 54% and 60% for the three months ended September 30, 2015 and 2016, respectively, and 55% and 60% for the nine months ended September 30, 2015 and 2016, respectively. The increase as a percentage of revenue was primarily due to an increase in distribution partner payments, as a percentage of revenue and revenues from our local leads platform comprising a lower proportion of revenue compared to the same period in 2015. Our local leads platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

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

Sales and Marketing. Sales and marketing expenses increased 30% from $4.3 million for the three months ended September 30, 2015 to $5.6 million in the same period in 2016. As a percentage of revenue, sales and marketing expenses were 12% and 18% for the three months ended September 30, 2015 and 2016, respectively. The increase in dollars and percentage of revenue was primarily attributable to an increase in personnel costs as a result of an increase in our sales force, travel costs, and employee separation related costs, totaling $1.6 million, offset partially by a decrease in outside marketing costs of $359,000.

Sales and marketing expenses increased 40% from $12.0 million for the nine months ended September 30, 2015 to $16.7 million in the same period in 2016. As a percentage of revenue, sales and marketing expenses were 11% and 17% for the nine months ended September 30, 2015 and 2016, respectively. The increase in dollars and percentage of revenue was primarily attributable to an increase in personnel costs as a result of an increase in our sales force, stock-based compensation, travel costs, fees paid to outside service providers, and employee separation related costs, totaling $5.2 million, offset partially by a decrease in outside marketing activities of $472,000.  The percentage of revenue increase was also attributable to lower revenues in 2016.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near and intermediate term to be relatively stable to modestly lower in absolute dollars and to increase in the longer term to the extent we expand our sales force, marketing initiatives, and look to further our international initiatives. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses decreased 12% from $7.8 million for the three months ended September 30, 2015 to $6.8 million in the same period in 2016. The net decrease in dollars was primarily due to a decrease in personnel costs, stock-based compensation, travel costs, and fees paid to outside service providers totaling $917,000. As a percentage of revenue, product development expenses were relatively flat at 21% and 22% for the three months ended September 30, 2015 and 2016, respectively.

Product development expenses decreased 7% from $23.6 million for the nine months ended September 30, 2015 to $21.9 million in the same period in 2016. The net decrease in dollars was primarily due to a decrease in personnel costs, stock-based compensation, travel costs, fees paid to outside service providers, and depreciation totaling $1.8 million. As a percentage of revenue, product development expenses were relatively flat at 22% for the nine months ended September 30, 2015 and 2016.

In the near and intermediate term, we expect product development expenditures to be modestly lower in absolute dollars. In the longer term, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses increased 13% from $4.7 million in the three months ended September 30, 2015 to $5.3 million in the same period in 2016. As a percentage of revenue, general and administrative expenses were 13% and 17% for the three months ended September 30, 2015 and 2016, respectively. The increase in dollars and percentage of revenue was primarily due to an increase in personnel costs which included employee separation related costs, and fees paid to outside service providers totaling $1.0 million, which was offset partially by a decrease in bad debt expense and other operating expenses. The percentage of revenue increase was also attributable to lower revenues in 2016.

General and administrative expenses increased 6% from $14.9 million in the nine months ended September 30, 2015 to $15.8 million in the same period in 2016. As a percentage of revenue, general and administrative expenses were relatively flat at 14% and 16% for the nine months ended September 30, 2015 and 2016, respectively. The increase in dollars was primarily due to an increase in personnel costs which included employee separation related costs and fees paid to outside service providers totaling $1.3 million which was offset partially by a decrease in bad debt and other operating costs.

We expect our general and administrative expenses to be modestly higher in the near term and lower in the intermediate term. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Impairment of goodwill. For the three months ended June 30, 2016, our stock price was impacted by volatility in the U.S. financial markets, and traded below the then book value for an extended period of time. Accordingly, we tested goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized an impairment loss during the second quarter of 2016 of $63.3 million. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The goodwill impairment loss resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflected changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.  As of September 30, 2016, we no longer have any goodwill on our balance sheet.

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

Income Taxes. The income tax expense from continuing operations was $191,000 and $11,000 for the three and nine months ended September 30, 2015, respectively. This compares to income tax expense of $15,000 and $40,000 in the same periods in 2016, respectively, and was related to state income taxes. The effective tax rate differed from the expected effective tax rate of 34% due to full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method and other non-deductible amounts.

Discontinued Operations, net of tax. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. The operating results related to this disposition are shown as discontinued operations as well as the gain on sale, net of tax, of $22.2 million in the nine months ended September 30, 2015. In December 2015, we sold the remaining Archeo operations which did not meet the criteria for discontinued operations, and as a result the operating results are reflected in continuing operations. See Note 12. Discontinued Operations, Dispositions, and Other of the Notes to Condensed Consolidated Financial Statements for further discussion.

Net Income (Loss). Net income was $9,000 for the three months ended September 30, 2015 and was a net loss of ($5.9) million in the same period in 2016. The decrease was primarily due to lower revenues with total operating costs remaining relatively consistent year over year.  We also incurred employee separation and facility termination related costs of $1.6 million in the third quarter of 2016.

Net income was $25.5 million for the nine months ended September 30, 2015 and was a net loss of $(78.3) million in the same period in 2016. The decrease was primarily attributable to a goodwill impairment charge in the second quarter of 2016 in the amount of $63.3 million and the sale of Archeo’s domain operations in April 2015 which resulted in a $22.2 million gain in discontinued operations, net of tax, in the nine months ended September 30, 2015 with no corresponding amounts in 2016. The decrease to a lesser extent was a result of lower revenues, higher sales and marketing costs, and employee separation and facility termination related costs of $1.6 million incurred in the third quarter of 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $105.3 million and we had current and long term contractual obligations of $9.6 million, of which $3.5 million is for rent under our facility leases.

Cash used in operating activities for the nine months ended September 30, 2016 of approximately $2.9 million consisted primarily of a net loss of $78.3 million, adjusted for non-cash items of $74.4 million, which primarily includes impairment of goodwill, depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, and approximately $1.0 million used in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2015 of approximately $12.0 million consisted primarily of net income of $25.5 million, adjusted for the gain on sale of discontinued operations of $22.2 million, non-cash items of $11.2 million, which primarily includes depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, and approximately $2.5 million used in working capital and other activities.

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted the majority of revenues for the three and nine months ended September 30, 2015 and 2016. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

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

We have payment arrangements with reseller partners particularly related to our local leads and call advertising services, such as YP, CDK Global, hibu, Supermedia Inc., and Yellow Pages Ltd, whereby we receive payment generally between 30 and 60 days following the delivery of services. We also have payment arrangements with Resolution Media and OMD Digital, advertising agencies related to our call marketplace and call analytics services, whereby we receive payment when the agency’s advertiser pays the agency, which is generally between 60 and 90 days following the delivery of services and in some instances may take longer.

For the nine months ended and as of September 30, 2016, amounts from these partners and agencies totaled 60% of revenue and $12.1 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 24% of total revenues and 20% of accounts receivable for the nine months ended and as of September 30, 2016.

In 2015, we amended our arrangements with YP, extending them through December 31, 2016. The primary local leads platform arrangement included certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in December 2016, and, if renewed, the contracts are likely to be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. Net accounts receivable balances outstanding at September 30, 2016 from YP totaled $4.5 million.

We have revenue concentrations with certain other large advertisers and advertising agencies and most of these customers are not subject to long term contracts with us or have contracts with near term expiration dates such as Yellow Pages Ltd, and are generally able to reduce or cease advertising spending at any time and for any reason. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues and profitability. This could have a material adverse effect on our results of operations and financial condition. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, delay payments or otherwise forfeit balances owed.

Cash used in investing activities for the nine months ended September 30, 2016 of approximately $829,000 was primarily attributable to purchases for property and equipment of approximately $594,000 and cash paid for costs incurred as a result of the sale of the remaining Archeo assets of $224,000. Cash provided by investing activities for the nine months ended September 30, 2015 of approximately $21.6 million was primarily attributable to cash from the sale of the bulk of Archeo’s domain operations, net of transaction costs, of $25.3 million. These amounts were partially offset by purchases for property and equipment of $3.6 million and purchases of intangible and other noncurrent assets of $46,000.

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

Cash used in financing activities for the nine months ended September 30, 2016 of approximately $178,000 was primarily attributable to repurchases of 89,000 shares of Class B common stock for treasury and minimum tax withholding payments related to certain executive restricted stock award vests totaling $519,000, which was partially offset by proceeds primarily from employee stock option exercises and the employee stock purchase plan of $341,000. Cash used in financing activities for the nine months ended September 30, 2015 of approximately $4.7 million was primarily attributable to the payment of common stock dividends and repurchases of Class B common stock.

The following table summarizes our contractual obligations as of September 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$3,527	$2,362	$1,165	$—
Other contractual obligations	6,060	3,912	2,148	—
Total contractual obligations (1)	$9,587	$6,274	$3,313	$—

(1)	Our tax contingencies of $1.0 million are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development and expansion of our overall operations. We may also make a significant number of acquisitions, which could result in the reduction of our cash balances or the incurrence of debt. Furthermore, we expect that capital expenditures may increase in future periods, particularly if our operating activity increases.

As of September 30, 2016, we have a Credit Agreement which provides us with a $30 million senior secured revolving credit line, which may be used for various corporate purposes including financing permitted acquisitions, subject to compliance with applicable covenants. In June 2016, we signed an amendment to the Credit Agreement that modifies the unused commitment fees, replaces certain financial covenants under the Credit Agreement with a covenant limiting outstanding balances not to exceed a defined ratio against our unrestricted cash and cash equivalent balances and a covenant with certain earnings thresholds, and modifies the levels and types of indebtedness and payments we may make. The Credit Agreement has a maturity date of April 1, 2017 and contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. During the nine months ended September 30, 2015 and 2016, the Company had no borrowings under the Credit Agreement.

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

We recognized an impairment loss during the second quarter of 2016 of $63.3 million. As of September 30, 2016, we have no goodwill on our balance sheet.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of September 30, 2016 amounted to $1.0 million.

We determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2015 and September 30, 2016. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (ASU 2015-17), an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. We do not expect adoption of ASU 2015-17 to have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. We do not expect adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II—Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings. From time to time, however, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights, and a variety of claims arising in connection with our products and services.

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2015 Annual Report on Form 10-K. They have been updated to include information as of November 7, 2016.

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

We had an accumulated deficit of $241.8 million as of September 30, 2016. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 10% of total revenues for the nine months ended September 30, 2016. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for August 2016, Yahoo! and Microsoft accounted for 11.9% and 22.0%, respectively, of the core search market in the United States and Google accounted for 63.6%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Yahoo! are as reliant as we are on a third party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

Through our contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call arrangement with YP. In 2015, we extended these arrangements through December 31, 2016. The primary local leads platform arrangement included certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. YP is our largest reseller partner and was responsible for 23% of our total revenues for the nine months ended September 30, 2016. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in December 2016, and if renewed, the contracts are likely to be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 21% and less than 10% of total revenues, respectively, for the nine months ended September 30, 2016.

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

We received approximately 61% of our revenue from our five largest customers for both the year ended December 31, 2015 and the nine months ended September 30, 2016, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 61% of our total revenues for both the year ended December 31, 2015 and the nine months ended September 30, 2016. YP and Resolution Media were our largest customers and were responsible for 23% and 21% of our total revenues, respectively, for the nine months ended September 30, 2016.

Through our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2015, we extended these arrangements through December 31, 2016. The primary local leads platform arrangement included certain minimum fee commitments by YP through the first half of 2016 and provides YP additional flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in December 2016, and, if renewed, the contracts are likely to be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

Our primary arrangement with Resolution Media, who acts as an agent on advertisers’ behalf, is for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm, represented the majority of the revenue generated by Resolution Media for the nine months ended September 30, 2016. State Farm, who utilizes our services through multiple relationships, accounted for 24% of total revenues for the nine months ended September 30, 2016.

Many of our other largest customers are not subject to long term contracts with us or have contracts with near term expiration dates such as Yellow Pages Ltd, and are able to reduce or cease advertising spend at any time and for any reason. In some cases, we engage with our customers through advertising agencies, who act on behalf of the customer. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

If the market for mobile marketing and advertising develops more slowly than we expect, our business could suffer. Our future success is highly dependent on the commitment of advertisers and marketers to mobile communications as an advertising and marketing medium, the willingness of our potential advertisers to outsource their mobile advertising and marketing needs, and our ability to sell our mobile advertising services to reseller partners and agencies. The mobile advertising and marketing market is rapidly evolving. Businesses, including current and potential advertisers, may find mobile advertising or marketing to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services. As a result, the future demand and market acceptance for mobile marketing and advertising is uncertain. Many of our current or potential advertisers may have little or no experience using mobile communications for advertising or marketing purposes and have allocated only a limited portion of their advertising or marketing budgets to mobile communications advertising or marketing, and there is no certainty that they will allocate more funds in the future, if any. Funds to these types of campaigns may fluctuate greatly as different agencies and advertisers test and refine their overall marketing strategies to include mobile advertising and analytics tools. The adoption rate and budget commitments may vary from period to period as agencies and advertisers determine the appropriate mix of media and lead sources in short term and longer term campaigns.

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

Our international operations and any expansion subjects us to additional risks and uncertainties and we may not be successful with our strategy to expand such operations.

One potential area of growth for us is in international markets. We have operations, through our international subsidiaries, in other countries. Currently, we have international subsidiaries in Australia, Canada, Ireland, and the United Kingdom. We are exploring various customer opportunities internationally. Any international expansion and the integration of international operations present unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. We may also have to offer our products and services in a modified format which may not be as compelling to certain customers, and we are subject to increased foreign currency exchange rate risks and our international operations and any expansion will require additional management attention and resources. We cannot assure you that we will be successful in any international expansion. There are risks inherent in conducting business in international markets, including:

•	the need to localize our products and services to foreign customers’ preferences and customs, including the possibility of storing data locally if customers require;
•	difficulties in managing operations due to language barriers, distance, staffing and cultural differences;
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

We have experienced recent turnover in certain senior executives at our Company.  In particular, our chief executive officer resigned, by mutual agreement, from the Company and our executive chairman resigned as a member of the Board of Directors in October 2016. As a result, our Board of Directors has established an Interim Office of the CEO consisting of Michael Arends, Ethan Caldwell, Gary Nafus and Russell C. Horowitz and subject to oversight by our Chairman, Anne Devereux-Mills. We are currently working with an executive search firm to locate a successor chief executive officer, although we may not be successful in finding or hiring a suitable replacement.  Additional turnover at the senior management level may create instability within the Company and our employees may decide to terminate their employment, which could further impede the Company’s maintenance of its day to day operations.  Such instability could impede our ability to implement fully our business plan and growth strategy, which would harm our business and prospects.

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

During the three months ended June 30, 2016, the Company tested goodwill for impairment and recorded a non-cash impairment loss of $63.3 million. We determined that the carrying exceeded the estimated fair value of our single reporting unit. The goodwill impairment resulted primarily from a sustained decline in the Company’s common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. As of September 30, 2016, we have no goodwill on our balance sheet.

We may be required to increase or decrease the valuation allowance against our deferred tax assets.

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. We increased the valuation allowance by $22.3 million to record a full valuation allowance against our deferred tax assets as of September 30, 2014 resulting in a corresponding income tax expense of $22.3 million for the third quarter of 2014. As of September 30, 2016, our deferred tax assets were $43.4 million and we have provided a full valuation allowance of $43.4 million as we believe it is not more likely than not that these assets will be realized.

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

We currently or potentially compete with leading search engines and digital advertising networks such as Google, Microsoft, and Yahoo!. We also compete with call analytics technology providers such as Twilio, Telemetrics, Invoca, DialogTech and Convirza. As we continue to advance our data analytics technologies, we anticipate facing increased competition from companies providing more broad advertising solutions, such as data management companies like Datalogix. We also face competition on the call supply side, where competing mobile ad companies like xAd look to outbid, partner with or otherwise secure sources of call supply we utilize. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position. Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

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
•

U.S. Patent Number 8,442,862 entitled “Method and System for Tracking Telephone Calls” was issued on May 14, 2013 and a corresponding divisional Patent Application Number 13/294,436 was filed November 11, 2011. The following divisional applications of Patent Application Number 13/294,436 were also filed: 14/045,536 titled “Method and System for Phone Number Cleaning” was filed November 3, 2013; 14/058,037 titled “Method and System for Collecting Data from Advertising Campaigns Including Phone Number Placement Techniques” was filed November 18, 2013; 14/058,080 titled “Method and System for Monitoring Campaign Referral Sources” was filed October 18, 2013, and 14/065,345 titled “Method and System for Tracking Telephone Calls” was filed October 28, 2013.

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

•	U.S. Patent Number 8,630,393 entitled “System and Method for Blocking Telephone Calls” was issued January 14, 2014.
•	U.S. Patent Number 7,212,615 entitled “Criteria Based Marketing For Telephone Directory Assistance” was issued May 1, 2007 and owned by Jingle Networks, which we acquired in 2011.
•	U.S. Patent Number 7,702,084 entitled “Toll-Free Directory Assistance With Preferred Advertisement Listing” was issued April 20, 2010.
•	U.S. Patent Number 7,961,861 entitled “Telephone Search Supported By Response Location Advertising” was issued June 14, 2011.
•	U.S. Patent Number 9,367,846 entitled “Telephone Search Supported By Advertising Based On Past History Of Requests” was issued June 14, 2016.
•	U.S. Patent Number 8,175,231 entitled “Toll-Free Directory Assistance With Automatic Selection Of An Advertisement From A Category” issued May 8, 2012.
•	U.S. Patent Number 8,107,602 entitled “Directory Assistance With Data Processing Station” was issued January 31, 2012.

•	U.S. Patent Number 8,929,522 entitled “System and Method to Customize a Connection Interface for Multimodal Connection to a Telephone Number” was issued January 16, 2015.
•	U.S. Patent Number 8,634,520 entitled “Call Tracking System Utilizing an Automated Filtering Function” was issued January 21, 2014.
•	U.S. Patent Number 8,671,020 entitled “Call Tracking System Utilizing a Pooling Algorithm” was issued March 11, 2014.
•	U.S. Patent Number 8,687,782 entitled “Call Tracking System Utilizing a Sampling Algorithm” was issued April 1, 2014.
•

U.S. Patent Application Number 13/865,966 entitled “Correlated Consumer Telephone Numbers and User Identifiers for Advertising Retargeting” was filed April 18, 2013, claiming priority to U.S. Provisional Patent Application Number 61/801,893 entitled “Cross-Channel Targeting Using Historical Online and Call Data” filed March 15, 2013, and its continuation Patent Application Number 15/019,826 entitled “Cross-Channel Correlation of Consumer Telephone Numbers and User Identifiers” was filed February 9, 2016.

•

U.S. Patent Number 9,118,751 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was issued August 25, 2015 and its continuation U.S. Patent Application Number 14/834,196 entitled “System and Method for Analyzing and Classifying Calls Without Transcription” was filed August 24, 2015, and will issue as U.S. Patent Number 9,484,026 on November 1, 2016.

•

U.S. Patent Number 9,263,038 entitled “System and Method for Analyzing and Classifying Calls Without Transcription via Keyword Spotting” was issued February 16, 2016, and its continuation Patent Application Number 14/990,221 was filed January 7, 2016.

•

U.S. Patent Number 9,232,052 entitled “Analyzing Voice Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was issued January 5, 2016 and its continuation Patent Application Number 14/987,565 was filed January 4, 2016.

•

U.S. Patent Application Number 14/550,089 entitled “Identifying Call Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014.

•	U.S. Patent Application Number 14/714,141 entitled “Call Analytics for Mobile Advertising” was filed May 15, 2015.
•

U.S. Patent Application Number 14/721,912 entitled “Identifying Call Features and Associations to Detect Call Traffic Pumping and Take Corrective Action” was filed May 26, 2015, claiming priority to 62/159,086 filed May 8, 2015, and will issue as U.S. Patent Number 9,485,354 on November 1, 2016.

In the future, additional patent applications may be filed with respect to internally developed or acquired technologies. Our industry is highly competitive and many individuals and companies have sought to patent processes in the industry. We may decide not to protect certain intellectual properties or business methods which may later turn out to be significant to us. In addition, the patent process takes several years and involves considerable expense. Further, patent applications and patent positions in our industry are highly uncertain and involve complex legal and factual questions due in part to the number of competing technologies. As a result, we may not be able to successfully prosecute these patent applications, in whole or in part, or any additional patent filings that we may make in the future. We also depend on our trademarks, trade names and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions in which we may plan to enter. If we fail to obtain and maintain patent or other intellectual property protection for our technology, our competitors could market competing products and services utilizing our technology.

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

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, several states have passed laws that require businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Further, it is anticipated that additional federal and state privacy-related legislation will be enacted. Such legislation could negatively affect our business. In addition, foreign countries may enact laws that could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy, eCommerce, Data Protection Directives (and similar legislation in other countries where we may have operations), and the recently enacted EU General Data Protection Regulation, which is directly applicable to all member states. Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations and has more recently declined significantly. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	actual or anticipated fluctuations in our operating results;
•	developments concerning proprietary rights, including patents, by us or a competitor;
•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;
•	loss of senior management or other key personnel;
•	registration of additional shares of Class B common stock in connection with acquisitions;
•	lawsuits initiated against us or lawsuits initiated by us;
•	announcements of acquisitions or technical innovations;

•	potential loss or reduced contributions from distribution partners, reseller partners and agencies, or advertisers;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•	changes in growth or earnings estimates or recommendations by analysts;
•	changes in the market valuations of similar companies;
•	changes in our industry and the overall economic environment;
•	volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock or upon exercise of stock options;
•	Class B common stock repurchases under our share repurchase program;
•

sales and purchases of stock by us or by our stockholders, including sales by certain of our executive officers and directors pursuant to written pre-determined selling and purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•	short sales, hedging and other derivative transactions on shares of our Class B common stock; and
•	an adverse impact on us from any of the other risks cited n this Risk Factors section.

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

As of September 30, 2016, Russell C. Horowitz, Ethan A. Caldwell and Peter Christothoulou, three of our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 78% of the combined voting power of all outstanding shares of our capital stock. These founders together controlled 78% of the combined voting power of all outstanding shares of our capital stock as of September 30, 2016. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2. Issuer Purchases of Equity Securities

During the third quarter of 2016, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
Class B Common Shares:
August 1, 2016 – August 31, 2016 (3)	2,565	$2.81	—	1,319,128
September 1, 2016 – September 30, 2016 (2), (3)	174,097	$0.32	—	1,319,128
Total Class B Common Shares	176,662	$0.35	—	1,319,128

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

(2)	Includes 155,000 shares of restricted equity subject to vesting, which were issued to a certain employee and not already vested, repurchased for $0.01 per share upon termination of employment.
(3)

Includes 2,565 and 19,097 shares of Class B common stock repurchased to satisfy certain employees’ minimum tax withholding obligations in connection with the vesting of restricted stock awards for the months ended August 31, 2016 and September 30, 2016, and were based on the fair market value on the vesting date.

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

MARCHEX, INC.

Date: November 7, 2016	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Item 6. Exhibits

Exhibits:

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.