Form 10-K/A
period 2016-12-31
MARCHEX INC
filed 2017-04-27
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $102,428,153 as of June 30, 2016 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 5,056,136 shares of the registrant’s Class A common stock issued and outstanding as of April 18, 2017 and 38,152.254 shares of the registrant’s Class B common stock issued and outstanding as of April 18, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

Marchex, Inc. (the “Company,” “we,” “us,” “our,” or “Marchex”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 8, 2017. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2017 Annual General Meeting of Shareholders. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Form 10-K, Part III, Items 10 through 14 of our Form 10-K are hereby amended and restated in their entirety. In addition, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K

In Marchex’s filings with the SEC, information is sometimes "incorporated by reference." This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the "Compensation Committee Report" contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be "filed" with the SEC. In addition, this Amendment includes a website address. This website address is intended to provide inactive, textual references only. The information on this website is not part of this Amendment.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The Board of Directors currently consists of five (5) individuals. Directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The names and the respective ages of our directors are set forth below:

Name	Age	Position	Director Since
Dennis Cline (1)(2)	56	Director	May 2003
Anne Devereux-Mills (2)(3)	55	Chairman of the Board of Directors	October 2006
Nicolas Hanauer	57	Vice Chairman of the Board of Directors	October 2007
Ian Morris (1)(2)(3)	48	Director	February 2015
M. Wayne Wisehart (1)(3)	71	Director	November 2008
(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee

Set forth below is a description of the business experience of each current director, including a discussion of the specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that those individuals should serve as our directors.

Dennis Cline. Mr. Cline has served as a member of our Board of Directors since May 2003. Since 2013, Mr. Cline has served on the board of advisors of Blackstratus, a provider of security information event management products and services. Previously, Mr. Cline served on the board of directors of TraceSecurity, a provider of cloud-based security solutions, from 2003 to 2015. From 2004 to 2006, Mr. Cline served as Chief Executive Officer and Executive Chairman of netForensics, a provider of security event information management. Prior to joining netForensics as its Chief Executive Officer, Mr. Cline was Managing Partner of DMC Investments, a firm he founded in 2000, which provides capital and consulting services to technology companies. From 1988 to 2000, Mr. Cline was the CEO of DirectWeb, a provider of computer hardware and Internet access for consumers. Prior to DirectWeb, Mr. Cline was a senior executive at Network Associates, a provider of computer security solutions. Mr. Cline received his J.D. from Rutgers School of Law and his B.A. from Rutgers University. Mr. Cline brings extensive governance, marketing, sales and broad management expertise to the board.

Anne Devereux-Mills. Ms. Devereux-Mills has served as a member of our Board of Directors since October 2006 and as Chairman of our Board Directors since October 2016. With over 25 years of experience in the marketing and advertising industries, Ms. Devereux-Mills now serves as the Chief Strategy Officer and a member of the Board of Directors of Lantern, a mobile technology provider for mental health and wellness programs. Prior to these current roles, Ms. Devereux-Mills served as Chairman of LLNS, a division of Omnicom Group Inc. (NYSE: OMC) from May 2006 to April 2012 and served as Chief Executive Officer of LLNS from May 2006 to September 2010. LLNS is a leading healthcare communications agency. Prior to joining LLNS, from February 2003 to May 2006, Ms. Devereux-Mills was the Chief Integration Officer as well as Managing Director of all health-related assignments within BBDO New York, an advertising agency. Before joining BBDO New York, from April 2002 to February 2003, Ms. Devereux-Mills was President of Dugan Valva Contess, an independent communications agency. From January 1996 to April 2002, Ms. Devereux-Mills was President and Founder of Consumer Healthworks which then became Merkley Newman Harty Healthworks, one of the first agencies to specialize in direct-to-consumer advertising for healthcare brands. Ms. Devereux-Mills received a B.A. degree from Wellesley College. Ms. Devereux-Mills brings extensive marketing and advertising expertise to the board.

Nicolas Hanauer. Mr. Hanauer has served as Vice Chairman of our Board of Directors since October 2007. Mr. Hanauer is also Chairman of Pacific Coast Feather Company, a Seattle-based manufacturer of pillows and bedding, and a partner at Second Avenue Partners, a Seattle-based venture capital firm he co-founded in 2000. Mr. Hanauer founded aQuantive, Inc. (formerly Avenue A Media, Inc.), a leading global digital marketing company, in 1997 and served as its Chief Executive Officer from June 1998 to September 1999 and as Chairman of the Board from June 1998 until its acquisition by Microsoft in August 2007. In 1998, Mr. Hanauer co-founded Gear.com, an online sporting goods company, and served as its chairman until its merger with Overstock.com in 2001. In 1995, Mr. Hanauer became a founding investor in Amazon.com and served as a board advisor until 2000. Mr. Hanauer began his professional career at the Pacific Coast Feather Company where from 1990 to 2004 he held a number of executive positions, including Chief Executive Officer and Co-Chairman. Mr. Hanauer received a B.A. degree in Philosophy from the University of Washington. Mr. Hanauer brings extensive operational and industry expertise to the board as well as strategic planning.

Ian Morris. Mr. Morris has served as a member of our Board of Directors since February of 2015. Mr. Morris was previously the President of Market Leader, Inc., a wholly owned subsidiary of Trulia, from August 2013 to September 2014. Prior to Trulia’s acquisition of Market Leader, Mr. Morris served as Market Leader’s Chief Executive Officer since June 2003 and a director since April 2004. Mr. Morris joined Market Leader in June 2002 as Executive Vice President of Marketing and Business Development and served as Market Leader’s Chief Operating Officer from September 2002 to May 2003. From 1997 to 2002, Mr. Morris served in a variety of positions for MSN HomeAdvisor, the online real estate business of Microsoft Corporation, a software and technology company, including Director of Marketing, Group Manager, and General Manager. Mr. Morris holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Science degree from Bryant College. Mr. Morris brings experience in business and technology innovation, as well as, investment strategy and strategic planning to the board.

M. Wayne Wisehart. Mr. Wisehart has served as a member of our Board of Directors since November 2008. From February 2010 to November 2010, Mr. Wisehart served as interim Chief Financial Officer for All Star Directories, a publisher of online and career school directories. Mr. Wisehart previously served as the Chief Financial Officer of aQuantive, Inc. (formerly Avenue A Media, Inc.), a leading global digital marketing company, which was acquired by Microsoft in August 2007. Prior to aQuantive, Mr. Wisehart served as Chief Financial Officer of Western Wireless Corporation, a cellular phone service provider, which was acquired by Alltel in August 2005. Mr. Wisehart also served as the Chief Financial Officer from 2000 to 2002 of iNNERHOST, Inc., a Web hosting service’s company, as President and Chief Executive Officer from 1999 to 2000 of TeleDirect International Inc., a company that provide customer interaction systems, and as the President and Chief Executive Officer from 1997 to 1998 of Price Communications Wireless. Mr. Wisehart also serves on the Board of Directors of Centri Technology, Inc. Mr. Wisehart received a B.S. degree in Business from the University of Missouri-St. Louis. Mr. Wisehart brings extensive financial and accounting expertise to the board.

Executive Officers

Our executive officers, their positions with the Company and their respective ages, are as follows:

Name	Age	Position
Michael Arends	46	Chief Financial Officer and member of the interim office of the CEO
Ethan Caldwell	48	Chief Administrative Officer, General Counsel, Secretary and member of the interim office of the CEO
Russell C. Horowitz	50	Consultant and member of the interim office of the CEO
Gary Nafus (1)	43	Chief Revenue Officer and member of the interim office of the CEO
(1)	Effective March 31, 2017, Mr. Nafus resigned as Chief Revenue Officer and as a member of the interim office of the CEO.

Biographical information for our executive officers is set forth below.

Michael Arends. Mr. Arends has served as our Chief Financial Officer since May 2003 and as a member of the interim office of the CEO since October 2016. Prior to joining Marchex, Mr. Arends held various positions at KPMG since 1992, most recently as a Partner in KPMG’s Pacific Northwest Information, Communications and Entertainment assurance practice. Mr. Arends is a Certified Public Accountant and a Chartered Accountant and received a Bachelor of Commerce degree from the University of Alberta.

Ethan Caldwell. Mr. Caldwell is a founder of our Company and has served as our Chief Administrative Officer, General Counsel and Secretary since our inception in January 2003 and as a member of the interim office of the CEO since October 2016. Mr. Caldwell was previously Senior Vice President, General Counsel and Corporate Secretary of Go2Net, from November 1996, until its merger with InfoSpace through December 2000. Mr. Caldwell received his J.D. from the University of Maryland and his B.A. in Political Science from Occidental College.

Russell C. Horowitz. Mr. Horowitz is a founder of our Company and has served as a consultant to the Company since May of 2016 and as a member of the interim office of the CEO since October 2016. Prior to these roles, Mr. Horowitz served as Executive Director from February 2015 to May 2016 and as CEO, Treasurer and Chairman of the Board from inception to February 2015. Mr. Horowitz was previously a founder of Go2Net, a provider of online services to merchants and consumers, including merchant Web hosting, online payment authorization technology, and Web search and directory services. He served as its Chairman and Chief Executive Officer from its inception in February 1996 until its merger with InfoSpace in October 2000, at which time Mr. Horowitz served as the Vice Chairman and President of the combined company through the merger integration process. Additionally, Mr. Horowitz served as the Chief Financial Officer of Go2Net from its inception until May 2000. Prior to Go2Net, Mr. Horowitz served as the Chief Executive Officer and a director of Xanthus Management, LLC, the general partner of Xanthus Capital, a merchant bank focused on investments in early-stage companies, and was a founder and Chief Financial Officer of Active Apparel Group, now Everlast Worldwide. Mr. Horowitz received a B.A. in Economics from Columbia College of Columbia University.

Gary Nafus. Mr. Nafus has served as our Chief Revenue Officer since September of 2015 and as a member of the interim office of the CEO since October 2016. Mr. Nafus was previously Managing Director, Americas of Kenshoo from March 2013 until August 2015. Prior to Kenshoo, Mr. Nafus was Vice President of Sales at Oracle Corporation from January 2005 until March 2013. Mr. Nafus served as Regional Sales Director at PeopleSoft from July 2003 until January 2015. From June 1998 until July 2003, Mr. Nafus served as Account Executive at J.D. Edwards. Mr. Nafus holds a Master of Business Administration in Finance from University of Denver and a Bachelor of Arts in Marketing from Texas Christian University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership. Directors, officers and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on review of the copies of such reports the Company has received, or written representations that no other reports were required for those persons, the Company believes that its directors, officers and 10% stockholders complied with all applicable filing requirements during 2016.

Code of Conduct and Code of Ethics

The Company has adopted a code of conduct applicable to each of the Company’s officers, directors and employees, and a code of ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s senior financial officers, as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002 and both codes are available on our website at www.marchex.com.

Audit Committee

The Audit Committee is currently comprised of Messrs. Cline, Morris and Wisehart (Chair). Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members. Messrs. Cline and Wisehart are Audit Committee financial experts, as defined in the rules of the Securities and Exchange Commission. The Audit Committee operates under a charter that is available on our website at www.marchex.com. The functions of the Audit Committee include reviewing, with the Company’s independent registered public accounting firm, the scope and timing of the independent registered public accounting firm’s services, the independent registered public accounting firm’s report on the Company’s consolidated financial statements and internal control over financial reporting following completion of the Company’s audits, and the Company’s internal accounting and financial control policies and procedures, and making annual recommendations to the Board of Directors for the appointment of independent registered public accounting firm for the ensuing year. The Audit Committee held eight meetings and took action by written consent on two occasions during the fiscal year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Role of Stockholder Say-on-Pay Votes

In May 2014, we held a stockholder advisory vote to approve the compensation of our named executive officers (the “say-on-pay proposal”). Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 99% of stockholder votes cast in favor of the say-on-pay proposal. The Compensation Committee believes this affirms the stockholders’ support of our approach to executive compensation, and did not change its approach in 2015 or 2016.

The Compensation Committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the named executive officers.

Overview

Our “named executive officers”, or “NEOs”, are:

Michael Arends	Chief Financial Officer and member of the interim office of the CEO.
Ethan Caldwell	Chief Administrative Officer, General Counsel, Secretary and member of the interim office of the CEO.
Gary Nafus	Chief Revenue Officer and member of the interim office of the CEO. Effective March 31, 2017, Mr. Nafus resigned as Chief Revenue Officer and as a member of the interim office of the CEO.
Russell C. Horowitz	Consultant and member of the interim office of the CEO.
Peter Christothoulou	Former Chief Executive Officer, who ceased serving as an executive officer in October 2016.
Ziad Ismail	Former Chief Product Officer, who ceased serving as an executive officer in September 2016.

You can find detailed information regarding the compensation we paid to our NEOs in the tables that begin on page 9.

Our executive compensation programs are intended to serve two related goals:

•

Long-Term Retention of our Strong Management Team. We believe that our continued success depends on our ability to retain our experienced, complementary and dedicated management team. Although we always consider the ultimate interest of our stockholders in setting NEO compensation, we also must acknowledge that our executives face many career options and we therefore must provide strong incentives for them to continue to participate in our growth.

•

Long-Term Growth in Stockholder Value. We believe that management compensation packages should reflect as much as possible the risk and opportunity experienced by our stockholders. As a result, we strongly emphasize performance-based compensation arrangements which reward NEOs for contributions to our long-term growth and overall corporate success.

We believe that this long-term focus will appropriately reward our management team for performance that will most benefit our Company and stockholders. We think that a focus on shorter-term results could inappropriately over- or under-compensate our executives due to short-term fluctuations that do not as accurately reflect our corporate growth and the corresponding benefit to our stockholders.

Our “long-term” emphasis results in NEO compensation packages that are weighted significantly towards long-term equity grants, with a relatively low proportion of NEO compensation derived from cash salaries. Cash bonuses to our NEOs are generally paid only under our annual incentive plan, which ties such bonus payments directly to our annual corporate performance. The Compensation Committee separately awarded Mr. Nafus a cash bonus in the amount of $196,875 which was paid in October of 2016 and $65,625 which was paid in January of 2017 for 2016 performance of which $100,000 is subject to forfeiture in the event that Mr. Nafus voluntarily leaves Marchex prior to October 3, 2017 (other than for Good Reason) or if Mr. Nafus is terminated by Marchex for Cause prior to October 3, 2017. Mr. Nafus resigned as our Chief Revenue Officer and as a member of the interim office of the CEO effective March 31, 2017 and in connection with his employment termination, $100,000 of the 2016 performance bonus paid was forfeited.

The Compensation Committee is responsible for setting the compensation and benefits for our chief executive officer and our other executive officers, to determine distributions and grants of awards under our various stock and other incentive plans and to assume responsibility for all matters related to the foregoing. Meetings of the Compensation Committee are called by the chair of the committee and the chair sets the agenda for each committee meeting. In performing its responsibilities, the Compensation Committee typically invites, for all or a portion of each meeting, our chief executive officer and other members of management to its meetings. Our chief executive officer meets with the Compensation Committee on an ongoing basis to discuss the objectives and performance of Marchex’s NEOs. For compensation decisions relating to our executive officers, the Compensation Committee considers recommendations from our chief executive officer, our general counsel, our chief financial officer and our vice president of people services, who utilize various industry compensation surveys as part of our company wide annual compensation review process. After receipt and discussion of such recommendations with our chief executive officer, the Compensation Committee meets without our chief executive officer to ultimately determine the compensation packages for each of our executive officers. Our chief executive officer does not participate in deliberations regarding his own compensation.

In October 2016, Mr. Christothoulou resigned as Chief Executive Officer and in connection therewith, we established an interim office of the CEO which will perform the duties and responsibilities of the chief executive officer on an interim basis while the Company works on a plan to locate a successor chief executive officer.

Role of a Compensation Consultant

The duties of any compensation consultant we engage are generally to evaluate executive compensation, perform an analysis on realized pay alignment with financial and stock performance, discuss general compensation trends, provide competitive market practice data and benchmarking, participate in the design and implementation of certain elements of the executive compensation program and assist our chief executive officer in developing compensation recommendations to present to the Compensation Committee for the executive officers other than himself. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors. The compensation consultant does not make specific recommendations on individual amounts for the executive officers or the independent directors, nor does the consultant determine the amount or form of executive and director compensation.

In February 2016, the Compensation Committee engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent compensation consultant. The Compensation Committee conducted an assessment of Pearl Meyer’s independence relative to standards prescribed by the SEC and determined that no conflicts existed. Historically, the Company has not used a compensation consultant for executive compensation matters.

NEO Compensation for 2016

Our Compensation Committee in reviewing our executive compensation packages assesses salary, salary history, the number and value of shares owned by our executives, prior equity grants and vesting and exercise history. The Compensation Committee also considers data regarding compensation paid at public media, internet and technology-based companies of comparable size to our Company and which could compete for the services of our NEOs. Although the compensation practices of our competitors instruct our review, we use that data only to gain perspective and do not “benchmark” our compensation to any particular level. The Compensation Committee consults with outside counsel in its review and for 2016 engaged a compensation consultant.

Competitive Positioning

To date, the Compensation Committee periodically reviews competitive data regarding compensation at various comparable peer companies. We do not benchmark compensation levels to fall within specific ranges compared to selected peer groups in our industry. We use the information developed by management and outside counsel using proxy data for peer group companies to gain a general understanding of current compensation practices. In this regard, in January of 2016, the Company provided Institutional Shareholder Services Inc. with the below suggested list of peer group companies for its reference:

1.Acxiom 2.Bankrate 3.Bazaarvoice, Inc. 4.comScore, Inc. 5.Constant Contact 6.Criteo 7.Limelight Networks, Inc. 8.LivePerson, Inc. 9.Market 10.MicroStrategy	11.New Relic 12.Neustar 13.Nielsen Holdings PLC 14.Rubicon Project 15.Shutterstock 16.Tableau Software 17.Tech Target, Inc. 18.Web.com 19.XO Group, Inc. 20.Yelp

Base Salary

The 2016 salaries shown in the Summary Compensation Table on page 9 were set by our Compensation Committee based on the compensation review discussed above, as well as a consideration of each NEO’s total compensation package including prior equity grants, exercise history, and existing stock ownership. Base salaries are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. Our goal is to provide competitive base pay levels. Historically, the Compensation Committee considered our desire to maintain cash remuneration as a relatively small portion of overall compensation. In addition, the Compensation Committee considered each NEO’s skills, experience, level of responsibility, performance and contribution to our Company. The Compensation Committee also took into account in conjunction with the NEO’s specific areas of responsibilities and objectives, each NEO’s contribution to the Company’s overall success as a member of the management team. The Compensation Committee considers the relative compensation levels among all the members of the management team to ensure the Company’s executive compensation programs are internally consistent and equitable. All salaries are reviewed at least annually and subject to future adjustment by the Compensation Committee. On April 21, 2016, the Compensation Committee, pursuant to its review of annual compensation for executive officers, approved revised annual NEO salaries effective April 21, 2016.

Equity Compensation

All of our employees and directors are eligible to receive options, shares of restricted stock, and/or restricted stock units under our 2012 Stock Incentive Plan (the “2012 Stock Plan”).

The Compensation Committee does not automatically grant equity to NEOs every year. The Compensation Committee take into account the various factors outlined in the discussion of base salary above as well as the Company’s financial performance and its impact on stockholder value and also analyzes existing NEO equity holdings and prior equity awards to take into account whether additional grants are appropriate and necessary to recalibrate the cash-equity balance of NEO compensation packages.

During 2016, the Compensation Committee granted our NEOs stock options for our Class B common stock and shares of restricted stock under the 2012 Stock Plan (both with time-based vesting), based on the compensation review discussed above. The Compensation Committee determined the size of each NEO’s equity grants based on a consideration of his existing stock ownership and outstanding equity grants awarded in prior years. Given their vesting schedules, we believe that these equity grants will help further motivate our management team to continue to focus on the long-term success of our business enterprise. You can find more information regarding these grants, including their vesting schedules, by referring to our Grant of Plan-Based Awards Table on page 10 and Outstanding Equity Awards at 2016 Fiscal Year-End Table on page 11. Such equity awards are subject to double-trigger change in control acceleration in certain circumstances. For more information on this acceleration provision, please refer to page 13.

Most equity awards for employees are tied to their annual performance reviews and are generally granted following the release of our third or fourth quarter financial results. We may occasionally make employee grants outside of that review process; such awards typically are granted as of the date the grant is approved. All new-hire awards have a grant date set to correspond to the date of hire. All options have an exercise price set at the closing market price of our Class B common stock on the grant date.

Annual Incentive Plan

The Compensation Committee originally adopted our annual incentive plan in 2006 and as amended to date (the “Incentive Plan”) to motivate and reward key employees for enabling our Company to achieve specified corporate objectives together, to increase the competitiveness of our management compensation packages without increasing our fixed costs, and to align management compensation with key measures of our financial performance.

The Compensation Committee in its discretion determines the maximum amount available for award, in the aggregate, to all plan participants in light of the number of participants and the Company’s resources. The Compensation Committee also determines the participants in the pool. Eligibility determinations are based upon the Compensation Committee’s assessment of the importance of a participant’s role, together with such participant’s overall cash and equity compensation level. Finally, the Compensation Committee determines the measures of performance on which bonus awards are based, using any of the following as it determines in its sole discretion:

•revenues;

•pre-tax income;

•adjusted operating income before amortization;

•operating income before amortization;

•operating income;

•net earnings;

•net income;

•cash flow or funds from operations;

•adjusted earnings per share;

•earnings per share;

•appreciation in the fair market value of our stock;

•cost reduction or savings;

•implementation of critical processes or projects; or

•adjusted earnings before interest, taxes, depreciation and amortization, or adjusted earnings before any of them.

The Compensation Committee determined that for the 2016 fiscal period, a maximum of up to $2,396,000 would be available for award, in the aggregate, to all plan participants based upon the achievement of updated revenue and adjusted OIBA targets. The participants for the 2016 fiscal period and updated annual bonus targets are Michael Arends ($217,500), Ethan Caldwell ($213,750), Peter Christothoulou ($285,000), Ziad Ismail ($156,750) and Gary Nafus ($325,000). Participants in the Incentive Plan will not receive a bonus if adjusted OIBA thresholds are not achieved, even if revenue targets are met. If all targets are met at the highest threshold, plan participants can earn a maximum of $2,396,000 in the aggregate for the entire bonus pool. The target bonuses shall be a specified percentage of bonus targets (ranging from 35 to 200% based on performance target category) and shall be based on achieving specified revenue (new, existing and all revenue) and adjusted OIBA targets for the 2016 fiscal period. Bonuses for 2016 will be based on the following weighting: 25% from new revenue target attainment, 25% from existing revenue target attainment, 25% from all revenue target attainment and 25% from adjusted OIBA target attainment.

The Compensation Committee elected to use these revenues and adjusted OIBA targets because it believes that such targets most accurately reflect our growth and improvements in our corporate performance without the impact of certain non-cash and non-recurring expenses which the Company does not regard as ongoing costs of doing business. The Compensation Committee set a range of specific revenue and adjusted OIBA targets based on a review of our actual revenue and adjusted OIBA for the fiscal year ended December 31, 2016 and our budgeted revenue and adjusted OIBA for the 2016 fiscal year. At the low end of the range, the targets were intended to be difficult but realistic given our expectations regarding corporate performance. The high end of the range, intended to reflect “optimum” Company performance, were set significantly higher than our projected financial results and were considered “stretch” goals.

The Compensation Committee also has absolute discretion to award no bonuses at all even if the highest target is achieved. It is our intention that any such bonus payments would still constitute a relatively small percentage of our NEO compensation so that the bulk of their compensation package will remain dependent on our long-term growth. For 2016, the Compensation Committee did not award any bonuses under the Incentive Plan. The Compensation Committee separately awarded Mr. Nafus a cash bonus in the amount of $196,875 which was paid in October 2016 and $65,625 which was paid in January 2017 for 2016 performance of which $100,000 is subject to forfeiture in the event that Mr. Nafus voluntarily leaves Marchex prior to October 3, 2017 (other than for Good Reason) or if Mr. Nafus is terminated by Marchex for Cause prior to October 3, 2017. Mr. Nafus resigned as Chief Revenue Officer and as a member of the interim office of CEO effective March 31, 2017 and in connection therewith $100,000 of the 2016 performance bonus paid was forfeited.

Amended and Restated Executive Officer Employment Agreements

Effective on April 21, 2016, pursuant to the Compensation Committee’s review of long-term incentives and annual compensation for executive officers, we entered into Amended and Restated Executive Officer Employment Agreements with each of Messrs. Michael Arends, Ethan Caldwell, Peter Christothoulou, Ziad Ismail and Gary Nafus and which such agreements supersede any prior employment related agreements or offer letters, the terms of which are described in more detail under the heading “Potential Payments upon Termination or Change of Control” beginning on page 13 of this Amendment.

Retention Agreements

We have entered into retention agreements with each of Messrs. Arends, Caldwell and Christothoulou (no longer in effect). In addition, the majority of our outstanding equity grants held by our executive officers will vest in full immediately upon any change of control. These arrangements are described on page 14.

We believe it is appropriate to have these arrangements in place to promote our goal of the long-term retention of our management team. The Compensation Committee took into account the retention practices of our competitors in establishing the terms of such retention agreements.

Separation Agreements

In connection with the resignation of Messrs. Horowitz and Christothoulou from the Company, Messrs. Horowitz and Christothoulou each entered into separation agreements with the Company detailing the terms of their respective separation benefits at resignation, the terms of which are described in more detail under the heading “Potential Payments upon Termination or Change of Control” beginning on page 15 of this Amendment.

Risk Assessment of Compensation Policies and Practices

We believe our compensation policies and practices do not motivate imprudent risk taking. In this regard, we note the following: (i) our annual incentive compensation is based on balanced performance metrics that promote disciplined progress towards longer-term Company goals; (ii) we do not offer short-term incentives that might drive high-risk investments at the expense of long-term Company value; and (iii) our compensation programs are weighted towards offering long-term incentives that reward sustainable performance, especially when considering our executive share ownership. Accordingly, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee consists of Ian Morris (Chair), Anne Devereux-Mills and M. Wayne Wisehart. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Anne Devereux-Mills

Ian Morris, Chair

M. Wayne Wisehart

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2016, are or have been an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2016, none of the Company’s executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity any of whose executive officers served on the Company’s Compensation Committee or Board of Directors.

Summary Compensation Table (1)

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2014, 2015 and 2016, as applicable, by our NEOs:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Compensation ($)	All Other Compensation ($) (2)	Total ($)
Michael Arends Chief Financial Officer and member of the interim office of the CEO	2016	286,959	—	510,000	304,200	—	11,315	1,112,474
	2015	280,000	—	—	—	140,444	—	420,444
	2014	277,500	—	—	—	230,771	—	508,271
Ethan Caldwell Chief Administrative Officer, General Counsel, Secretary and member of the interim office of the CEO	2016	275,875	—	510,000	304,200	—	—	1,090,075
	2015	255,000	—	—	—	140,444	—	395,444
	2014	250,000				230,771		480,771

Gary Nafus (5) Chief Revenue Officer and member of the interim office of the CEO	2016	300,000	162,500	297,500	163,800	—	—	923,800
	2015	88,636	104,000	897,750	618,750			1,709,436

Russell Horowitz (6) Consultant and member of the interim office of the CEO	2016	95,625	—	277,250	—	—	213,116	585,991
	2015	255,000	—	—	—	—	—	255,000
	2014	250,000	—	—	—	230,771	—	480,771
Former Executive Officers:
Peter Christothoulou (7)	2016	278,646	—	637,500	585,000	—	617,922	2,119,068
Former Chief Executive Officer	2015	255,000	—	—	—	140,444	—	395,444
	2014	250,000	—	—	—	230,771	—	480,771
Ziad Ismail (8)	2016	203,207	7,500	531,250	351,000	—	26,185	1,119,142
Former Chief Executive Officer
(1)

Includes only those columns relating to compensation awarded to, earned by or paid to the NEOs in 2014, 2015 and 2016 except with respect to Messrs. Nafus and Ismail who were not NEO’s in 2014 and with respect to Mr. Ismail only, in 2015 as well.

(2)

Unless otherwise noted, the total of all perquisites and personal benefits of each NEO falls below the reportable amount for disclosure within this table. Mr. Arends’ amount in 2016 exceeded the reportable amount and includes the Company’s 401K matching contribution, auto allowance and life insurance premium.

(3)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting of a restricted stock award). Amounts represent the aggregate grant date fair value of restricted stock each year computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to note 6 to the consolidated financial statements contained in our 2016 Annual Report on Form 10-K filed on March 8, 2017.

(4)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Amounts represent the aggregate grant date fair value of option awards each year computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The fair value of the shares underlying the option awards that vest based on time is estimated using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to note 6 to the consolidated financial statements contained in our 2016 Annual Report on Form 10-K filed on March 8, 2017.

(5)

Mr. Nafus joined Marchex as its Chief Revenue Officer in September of 2015. The Compensation Committee separately awarded Mr. Nafus a cash bonus in the amount of $196,875 which was paid in October 2016 and $65,625 which was paid in January 2017 for 2016 performance. Mr. Nafus resigned as Chief Revenue Officer and as a member of Marchex’s interim office of the CEO effective March 31, 2017 and in connection with his employment termination, 238,750 shares of unvested restricted stock, 241,876 unvested options and $100,000 of the 2016 bonus performance amount paid were forfeited.

(6)

On May 11, 2016, in connection with Mr. Horowitz’s resignation from the Board of Directors and his position as Executive Director, we entered into a separation agreement and release with Mr. Horowitz. Mr. Horowitz remained employed as Marchex’s Executive Director until May 12, 2016. From May 12, 2016 through the earlier of (i) May 12, 2017, or (ii) Marchex’s termination of the consulting period, Mr. Horowitz will provide consulting and advisory services from time to time and Marchex will pay Mr. Horowitz an annualized amount of $255,000 per year, payable in monthly installments in advance through May 12, 2017 for such services. Effective as of May 12, 2016, (i) vesting was accelerated in full on Mr. Horowitz’s existing equity awards, (ii) Marchex extended the period during which Mr. Horowitz may exercise any vested stock options through the remaining contractual term, and (iii) Mr. Horowitz was granted 100,000 shares of Marchex’s Class B common stock pursuant to the Company’s 2012 Stock Incentive Plan at a purchase price of $0.01 per share with quarterly vesting in equal amounts through May 12, 2017.

(7)

In October 2016, Mr. Christothoulou ceased serving as an executive officer and in connection therewith 150,000 shares of unvested restricted stock and 250,0000 unvested options granted were forfeited. Other compensation in 2016 were amounts related to Mr. Christothoulou’s separation agreement which includes $570,000 in total severance payment which were paid in two equal installments of $285,000 on October 3, 2016 and April 3, 2017, the Company’s portion of its share of medical dental, vision insurance premiums under COBRA and accrued vacation totaling $44,572, and auto allowance of $3,350 while an employee of the Company.

(8)

In September 2016, Mr. Ismail ceased serving as an executive officer and in connection therewith all equity awards granted in April 2016 were forfeited. Other compensation in 2016 includes the Company’s 401K matching contribution and separation related payments including accrued vacation.

Grants of Plan-Based Awards (1)

The following table sets forth certain information with respect to plan-based awards granted during the fiscal year ended December 31, 2016 to our NEOs:

					Equity Grants
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)
Michael Arends
Annual Incentive Plan	1/1/2016	4,800	217,500	435,000	—	—	—	—
Stock Options	4/21/2016	—	—	—	—	130,000	4.26	304,200
Restricted Stock	4/21/2016	—	—	—	120,000	—	—	510,000
Ethan Caldwell
Annual Incentive Plan	1/1/2016	4,700	213,750	427,500	—	—	—
Stock Options	4/21/2016	—	—	—	—	130,000	4.26	304,200
Restricted Stock	4/21/2016	—	—	—	120,000	—	—	510,000
Gary Nafus (4)
Annual Incentive Plan	1/1/2016	7,200	325,000	650,000	—	—	—	—
Stock Options	4/21/2016	—	—	—	—	70,000	4.26	163,800
Restricted Stock	4/21/2016	—	—	—	70,000	—	—	297,500
Russell Horowitz (5)
Restricted Stock	5/12/2016	—	—	—	100,000	—	—	277,250
Former Executive Officers:
Peter Christothoulou (6)
Annual Incentive Plan	1/1/2016	6,300	285,000	570,000	—	—	—	—
Stock Options	4/21/2016	—	—	—	—	250,000	4.26	585,000
Restricted Stock	4/21/2016	—	—	—	150,000	—	—	637,500
Ziad Ismail (7)
Annual Incentive Plan	1/1/2016	3,500	156,750	313,500	—	—	—	—
Stock Options	4/21/2016	—	—	—	—	150,000	4.26	351,000
Restricted Stock	4/21/2016	—	—	—	125,000	—	—	531,250
(1)	Includes only those columns related to plan based awards granted during 2016. All other columns have been omitted.

(2)	For description, see Annual Incentive Plan on pages 6-7. No amounts were paid for 2016.
(3)

These amounts represent the aggregate grant date fair value in accordance with FASB ACS Topic 718, excluding the effect of estimated forfeitures. These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock or exercising a stock option). For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the consolidated financial statements contained in our 2016 Annual Report on Form 10-K filed on March 8, 2017.

(4)

Mr. Nafus resigned as Chief Revenue Officer and as a member of Marchex’s interim office of the CEO effective March 31, 2017 and in connection with his employment termination, all equity awards granted in April 2016 were forfeited.

(5)

In connection with Mr. Horowitz’s resignation from the Board of Directors and his position as Executive Director in May 2016, we entered into a separation agreement and release which included a grant of 100,000 shares with quarterly vesting in equal amounts through May 12, 2017.

(6)

In October 2016, Mr. Christothoulou resigned as Chief Executive Officer and in connection therewith 150,000 shares of unvested restricted stock and 250,0000 unvested options which were granted in April 2016 were forfeited.

(7)	In September 2016, Mr. Ismail resigned as Chief Product Officer and in connection therewith all equity awards granted in April 2016 were forfeited.

Outstanding Equity Awards at 2016 Fiscal Year-End (1)

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our NEOs as of December 31, 2016. Certain option and stock awards provide for accelerated vesting in full upon a change of control. For more information on these acceleration provisions, please refer to page 13.

Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	MarketValue of Shares or Units of Stock That Have Not Vested ($)(2)
Michael Arends
Stock Options	8/12/2009		21,601	—	4.63	8/12/2019	—	—
Stock Options	5/11/2010		13,167	—	4.89	5/11/2020	—	—
Stock Options	12/20/2010		98,000	—	8.77	12/20/2020	—	—
Stock Options	12/20/2011		100,000	—	6.35	12/20/2021	—	—
Stock Options	12/20/2012		70,090	—	4.41	12/20/2022	—	—
Stock Options	12/20/2013		140,000	—	8.94	12/20/2023	—	—
Stock Options	4/21/2016	(3)	—	130,000	4.26	4/21/2026	—	—
Restricted Stock	4/21/2016	(4)	—	—	—	—	120,000	318,000
Ethan Caldwell
Stock Options	8/12/2009		100,000	—	4.63	8/12/2019	—	—
Stock Options	5/11/2010		76,500	—	4.89	5/11/2020	—	—
Stock Options	12/20/2010		62,000	—	8.77	12/20/2020	—	—
Stock Options	12/20/2011		70,000	—	6.35	12/20/2021	—	—
Stock Options	12/20/2012		85,000	—	4.41	12/20/2022	—	—
Restricted Stock	12/20/2012	(4)	—	—	—	—	10,500	27,825
Stock Options	12/20/2013	(3)	28,125	9,375	8.94	12/20/2023	—	—
Stock Options	12/20/2013	(5)	37,500	—	8.94	12/20/2023	—	—
Restricted Stock	12/20/2013	(4)	—	—	—	—	18,750	49,688
Stock Options	4/21/2016	(3)	—	130,000	4.26	4/21/2026	—	—
Restricted Stock	4/21/2016	(4)	—	—	—	—	120,000	318,000
Gary Nafus (6)
Stock Options	9/15/2015	(3)	85,937	189,063	4.00	9/15/2025	—	—
Restricted Stock	9/15/2015	(4)	—	—	—	—	168,750	447,188
Stock Options	4/21/2016	(3)	—	70,000	4.26	4/21/2026	—	—
Restricted Stock	4/21/2016	(4)	—	—	—	—	70,000	185,500
Russell Horowitz (7)
Restricted Stock	5/12/2016		—	—		—	50,000	132,500

(1)	Includes only those columns for which there are outstanding equity awards at December 31, 2016. All other columns have been omitted.
(2)

The market value of unvested stock awards is calculated by multiplying the number of unvested stock awards held by the applicable NEO by the closing price of our Class B common stock on December 31, 2016 of $2.65, as reported on the NASDAQ Global Select Market.

(3)

The option vests at the rate of 25% on the first anniversary of the grant date and 1/12 of the remainder vests quarterly thereafter in equal increments and with vesting in full of all such option shares in the event of a change of control.

(4)

The shares of restricted stock vest at the rate of 25% on each of the first, second, third, and fourth anniversaries, respectively, of the grant date with vesting in full upon a change of control. Except in the case of Mr. Caldwell, (i) remaining vests of 12/20/12 and 12/20/2013 were modified in December 2016 to vest on 12/20/2018 and in the event of termination for any reason prior to 12/2018, the remaining shares subject to vesting will become immediately vested upon such termination to the extent vested based on vesting schedule for such shares prior to amendment and subject to additional vesting to the extent applicable as provided in Mr. Caldwell’s employment agreement with the Company; and (ii) Mr. Caldwell’s 4/21/16 grant was modified in April 2017 to vest as follows: 60,000 shares on 12/20/2018, 30,000 shares each in 4/21/2019 and 4/21/2020 and in the event of termination for any reason prior to 12/20/2018, the 60,000 shares to vest on 12/20/18 will become immediately vested upon such termination with the remaining shares subject to vesting to the extent applicable as provided in Mr. Caldwell’s employment agreement with the Company.

(5)	The performance based options are fully vested as certain service and market conditions were satisfied.
(6)

Mr. Nafus resigned as Chief Revenue Officer and as a member of Marchex’s interim office of the CEO effective March 31, 2017, and in connection with his employment termination, 238,750 shares of unvested restricted stock and 241,876 unvested options were forfeited.

(7)

In connection with Mr. Horowitz’s resignation from the Board of Directors and his position as Executive Director in May 2016, we entered into a separation agreement and release which included a grant of 100,000 shares with quarterly vesting in equal amounts through May 12, 2017.

Option Exercises and Stock Vested During 2016

The following table sets forth certain information concerning option exercises by our NEOs and vesting of our common stock held by them during the fiscal year ended December 31, 2016:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Russell Horowitz (3)	—	—	83,312	270,670
Gary Nafus	—	—	56,250	157,500
Former Executive Officer:
Peter Christothoulou (4)	—	—	190,187	523,014
Ziad Ismail (5)	—	—	66,250	290,888
(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.
(2)	The value realized on vesting is calculated based on the closing sales price of the underlying stock on the NASDAQ Global Select Market on the vesting date.
(3)

In connection with Mr. Horowitz’s resignation in May 2016 from the Board of Directors, all Marchex equity including 33,312 of restricted stock were accelerated in full as of the resignation date. In addition, of the 100,000 shares of restricted stock granted to Mr. Horowitz in May 2016, 50,000 shares have vested as of December 31, 2016.

(4)	In connection with Mr. Christothoulou’s resignation in October 2016, 190,187 shares of restricted stock were accelerated as of the termination date.
(5)	Restricted stock and restricted stock units that vested prior to Mr. Ismail’s resignation in August 2016.

Potential Payments upon Termination or Change of Control

Amended and Restated Executive Officer Employment Agreements

Effective on April 21, 2016, pursuant to the Compensation Committee’s review of long-term incentives and annual compensation for executive officers, we entered into Amended and Restated Executive Officer Employment Agreements with each of Messrs. Michael Arends, Ethan Caldwell, Peter Christothoulou, Ziad Ismail and Gary Nafus and which such agreements supersede any prior employment related agreements or offer letters.

The Amended and Restated Executive Officer Employment Agreements for each of Messrs. Arends, Caldwell and Christothoulou provide for the following: (i) that the excise tax gross-up provision contained in the Retention Agreements shall terminate and have no further force and effect, and (ii) in the event the Company terminates executive’s employment for any reason other than Cause, or executive terminates his employment for Good Reason (regardless of a Change of Control) and subject to executive’s execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (a) a lump sum payment equal to one and one half (1.5) times (in the case Mr. Christothoulou) and one (1) times (in the case of Mr. Arends and Mr. Caldwell) executive’s then annual salary payable at the time of termination, unless the termination of executive’s employment occurs within 12 months following a Change of Control, in which case executive will receive the benefits under his Retention Agreement, (b) payment by the Company of its share of medical, dental and vision insurance premiums under COBRA (“Health Benefits”) for executive and executive’s dependents for the 12 month period following the separation date or such lesser period as executive remains eligible under COBRA, unless the termination of executive’s employment occurs within 12 months following a Change of Control, in which case executive will receive the benefits under executive’s Retention Agreement; and (c) an additional one and one half (1.5) years of time-based vesting (in the case of Mr. Christothoulou) and an additional one (1) year of time-based vesting (in the case of Mr. Arends and Mr. Caldwell) on any unvested options, restricted stock and restricted stock units as of the separation date. In the event that executive’s employment terminates due to death or disability, and subject to execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (i)payment by the Company of Health Benefits for the 18 month period following the separation date or such lesser period as executive remains eligible under COBRA, and (ii) one hundred percent (100%) of all performance and time-based unvested options, restricted stock and restricted stock units will immediately vest upon executive’s separation date. Additionally, one hundred percent (100%) of all performance and time based options, restricted stock and restricted stock units not already vested, shall become immediately vested upon the occurrence of both (a) a Change of Control, (b) followed by the first to occur of (i) a termination of executive’s employment by the Company or any successor thereto without Cause, (ii) a material diminution in the nature or scope of executive’s duties, responsibilities, authorities, powers or functions that constitutes Good Reason, or (iii) the twelve month anniversary of the occurrence of the Change of Control provided that executive then remains an employee of the Company or its successor (collectively, the “Double-Trigger Change of Control Acceleration”).

The Amended and Restated Executive Officer Employment Agreements for each of Messrs. Ismail and Nafus provide for the following: (i) in the event the Company terminates executive’s employment for any reason other than Cause) or executive terminates his employment for good reason and subject to executive’s execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (a) a lump sum payment equal to one (1) times executive’s then annual salary payable at the time of termination, unless the termination of executive’s employment occurs within 12 months following a Change of Control, in which case executive will receive the benefits provided below; (b) payment by the Company of Health Benefits for executive and executive’s dependents for the 12 month period following the separation date or such lesser period as executive remains eligible under COBRA, unless the termination of executive’s employment occurs within 12 months following a Change of Control, in which case executive will receive the Heath Benefits for 18 months, and (c) an additional one (1) year of time-based vesting on any unvested options, restricted stock and restricted stock units as of the separation date. In the event that executive’s employment terminates due to death or disability, and subject to execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (i) payment by the Company of Health Benefits for the 18 month period following the separation date or such lesser period as executive remains eligible under COBRA, and (ii) one hundred percent (100%) of all performance and time-based unvested options, restricted stock and restricted stock units will immediately vest upon executive’s separation date. Additionally, in the event of a Change of Control, then executive shall be entitled to a lump sum severance payment payable in cash equal to one (1) times the product of the executive’s Annual Salary plus the greater of the aggregate amount of any bonuses paid to or earned by executive with respect to the Company’s immediately prior fiscal year or executive’s pro rata portion of the aggregate bonus pool under the Incentive Plan for the then current fiscal year assuming achievement under the Incentive Plan of the maximum performance targets for such fiscal year, and Double-Trigger Change of Control Acceleration.

Mr. Ismail resigned as Chief Product Officer in September 2016. Mr. Christothoulou resigned as Chief Executive Officer in October 2016.

Mr. Nafus resigned as Chief Revenue Officer and as a member of the Interim Office of the CEO effective March 31, 2017.

Restricted Stock and Restricted Stock Units Agreements

On December 20, 2013, we granted an aggregate of 347,500 shares of restricted stock under our 2012 Stock Plan to certain of our NEOs pursuant to a review by our Compensation Committee of equity incentives for NEOs. These awards are subject to certain conditions on vesting, but will vest in full upon the occurrence of both (a) a change of control, (b) followed by (i) a termination without cause of the executive officer’s employment by the Company or any successor thereto, (ii) a diminution in duties (as defined in such award agreements) with respect to the executive officer, or (iii) the 12-month anniversary of the occurrence of the change of control.

On September 15, 2015, in connection with his appointment as Chief Revenue Officer of the Company, we granted Mr. Nafus 225,000 shares of restricted stock under our 2012 Stock Plan with 25% of the total shares of restricted stock vesting on the first, second, third and fourth annual anniversaries of the grant date. The award will vest in full upon the occurrence of both (x) a change in control, (y) followed by the earliest to occur of: (i) a termination of Mr. Nafus’ service without cause by the Company or any successor thereto, (ii) a diminution in duties, or (iii) the 12-month anniversary of the occurrence of the change in control so long as Mr. Nafus’ service with the Company or any successor thereto is continuous from the grant date through such date.

On April 21, 2016, we granted an aggregate of 735,000 shares of restricted stock under our 2012 Stock Plan to our NEOs (including to our two former executive officers) pursuant to a review by our Compensation Committee of equity incentives for NEOs. These shares of restricted equity are subject to certain conditions on vesting as well as the Double-Trigger Change of Control Acceleration.

Option Agreements

On December 20, 2013, we granted an aggregate of 457,500 options under our 2012 Stock Plan to certain of our NEOs pursuant to a review by our Compensation Committee of equity incentives for NEOs. These options are subject to certain conditions on vesting, but will vest in full upon the occurrence of both (a) a change of control, (b) followed by, (i) a termination without cause of the executive officer’s employment by the Company or any successor thereto, (ii) a diminution in duties (as defined in such award agreements) with respect to the executive officer, or (iii) the 12-month anniversary of the occurrence of the change of control.

On September 15, 2015, in connection with his appointment as Chief Revenue Officer of the Company, we granted Mr. Nafus 275,000 options under our 2012 Stock Plan with 25% of the total option shares vesting on the first anniversary of the grant date and the remainder vesting quarterly thereafter over the next 3-year period in equal increments of 6.25% of the aggregate amount of such shares. The award will vest in full upon the occurrence of both (x) a change in control, (y) followed by the earliest to occur of: (i) a termination of Mr. Nafus’ service without cause by the Company or any successor thereto, (ii) a diminution in duties, or (iii) the 12-month anniversary of the occurrence of the change in control so long as Mr. Nafus’ service with the Company or any successor thereto is continuous from the grant date through such date.

On April 21, 2016, we granted an aggregate of 980,000 options under our 2012 Stock Plan to our NEOs (including to our two former executive officers) pursuant to a review by our Compensation Committee of equity incentives for NEOs. These options are subject to certain conditions on vesting as well as the Double-Trigger Change of Control Acceleration.

Retention Agreements

On October 2, 2006, we entered into retention agreements with each of Messrs. Arends, Caldwell and Christothoulou (no longer in effect), which provide that in the event of a change of control, each of Messrs. Arends, Caldwell and Christothoulou would be entitled to a lump sum payment equal to two times the amount calculated by adding (1) his annual salary at that time plus (2) the greater of (a) any bonus he earned with respect to the prior fiscal year, or (b) his pro rata portion of the aggregate bonus pool under our Incentive Plan for the current year assuming achievement under the Incentive Plan of the maximum performance targets for such year. With respect to Messrs. Arends, Caldwell and Christothoulou, if within twelve (12) months following a change of control: (1) the Company shall terminate his employment with the Company without cause, or (2) he shall voluntarily terminate such employment for good reason, the Company shall provide reimbursement of health care premiums for him and his dependents, for a period of eighteen (18) months from the date of his termination, to the extent that he is eligible for and elects continuation coverage under COBRA (provided that such reimbursement shall terminate upon commencement of new employment by an employer that offers health care coverage to its employees). In consideration for the Company’s willingness to enter into amended and restated employment agreements with each of Messrs. Arends, Caldwell and Christothoulou effective April 21, 2016, such executives relinquished the excise tax gross-up provision which was contained in the retention agreements.

Separation Agreements

On October 3, 2016, in connection with Mr. Christothoulou’s resignation from his position as Chief Executive Officer, we entered into a separation agreement and release with Mr. Christothoulou. Mr. Christothoulou remained an employee of the Company through October 31, 2016. Mr. Christothoulou’s separation agreement with the Company provides for the following: (1) a cash payment equal to $285,000 payable on October 3, 2016 and a second cash payment equal to $285,000 payable on April 3, 2017 subject to performance of transition services in cooperation with the Company through such date, (2) payment by the Company of its share of medical, dental and vision insurance premiums under COBRA for Mr. Christothoulou and Mr. Christothoulou’s dependents for up to twelve (12) months following the termination date; and (3) an additional vesting of 190,187 shares of restricted stock and an additional vesting of 288,877 options held by Mr. Christothoulou as of October 31, 2016.

On May 11, 2016, in connection with Mr. Horowitz’s resignation from the Board of Directors and his position as Executive Director, we entered into a separation agreement and release with Mr. Horowitz. Mr. Horowitz remained employed as Marchex’s Executive Director until May 12, 2016. From May 12, 2016 through the earlier of (i) May 12, 2017, or (ii) Marchex’s termination of the consulting period, Mr. Horowitz will provide consulting and advisory services from time to time and Marchex will pay Mr. Horowitz an annualized amount of $255,000 per year, payable in monthly installments in advance through May 12, 2017 for such services. So long as Mr. Horowitz timely elects health benefits continuation under COBRA, Mr. Horowitz shall be entitled to receive payment by Marchex of Mr. Horowitz’s applicable premiums for such continuation coverage during the period commencing on May 12, 2016 and ending on the earliest to occur of (i) the eighteen (18) month anniversary of May 12, 2016, (ii) the expiration of Mr. Horowitz’s eligibility for benefits under COBRA, and (iii) the date on which Mr. Horowitz and his covered dependents become covered by health insurance through another source. Effective as of May 12, 2016, (i) vesting was accelerated in full on Mr. Horowitz’s existing equity awards, (ii) Marchex extended the period during which Mr. Horowitz may exercise any vested stock options through the remaining contractual term, and (iii) Mr. Horowitz was granted 100,000 shares of Marchex’s Class B common stock pursuant to the Company’s 2012 Stock Incentive Plan at a purchase price of $0.01 per share with quarterly vesting in equal amounts through May 12, 2017.

The following table sets forth an estimate of the payments and benefits that would be received by each of our NEOs if a change of control of Marchex and/or termination of their employment had occurred on December 31, 2016. The amounts contained in the table for each continuing NEO are based the individual’s period of employment and compensation as of December 31, 2016 and, where applicable, the closing price of Marchex Class B common stock on December 31, 2016. The table presents estimates of incremental amounts that would become payable had a triggering event occurred on December 31, 2016 and does not include amounts that were earned and payable as of that date regardless of the occurrence of a triggering event. The table also sets forth the actual payments and benefits received or to be received by Messrs. Christothoulou, Horowitz and Ismail as a result of their cessation of employment prior to December 31, 2016. For our continuing NEOs, the actual amounts of payments and benefits that could be received can be determined only at the time of a triggering event, and are dependent upon the facts and circumstances then applicable.

Potential Payments upon Termination or Change of Control
Name		Change in Control without Termination of Employment (1) ($)	Change in Control with Termination of Employment without Cause or Resignation for Good Reason (2) (($)	Termination of Employment without Cause or Resignation for Good Reason without Change in Control (3) ($)	Termination Due to Death or Disability (4) ($)	Voluntary Resignation (5) ($)
Michael Arends
Salary and bonus payments	(6)	1,740,000	1,740,000	—	—	—
Severance payments	(7)	—	—	290,000	—	—
Value of accelerated option awards	(8)	—	—	—	—	—
Value of accelerated restricted stock awards	(9)	—	467,063	228,563	467,063	—
Health benefits	(10)	—	30,618	14,592	21,888	—
Life insurance death benefit	(11)	—	—	—	1,500,000	—
Total		1,740,000	2,237,681	533,155	1,988,951	—

Potential Payments upon Termination or Change of Control
Name		Change in Control without Termination of Employment (1) ($)	Change in Control with Termination of Employment without Cause or Resignation for Good Reason (2) (($)	Termination of Employment without Cause or Resignation for Good Reason without Change in Control (3) ($)	Termination Due to Death or Disability (4) ($)	Voluntary Resignation (5) ($)
Ethan Caldwell
Salary and bonus payments	(6)	1,710,000	1,710,000	—	—	—
Severance payments	(7)	—	—	285,000	—	—
Value of accelerated option awards	(8)	—	—	—	—	—
Value of accelerated restricted stock awards	(9)	—	395,513	132,169	395,513	—
Health benefits	(10)	—	33,840	9,660	14,490	—
Total		1,710,000	2,139,353	426,829	410,003	—
Gary Nafus (14)
Salary and bonus payments	(6)	900,000	900,000	—	—	—
Severance payments	(7)	—	—	300,000	—	—
Value of accelerated option awards	(8)	—	—	—	—	—
Value of accelerated restricted stock awards	(9)	—	632,688	195,438	632,688	—
Health benefits	(10)	—	21,888	14,592	21,888	—
Total		900,000	1,554,576	510,030	654,576	—
Russell Horowitz
Value of accelerated option awards	(8)	—	—	—	—	—
Value of accelerated restricted stock awards	(9)	—	—	—	—	124,920
Health benefits	(10)	—	—	—	—	37,782
Consulting services	(12)	—	—	—	—	255,000
Value of stock award for consulting services	(13)	—	—	—	—	375,000
Total		—	—	—	—	792,702
Former Executive Officers:
Peter Christothoulou
Severance payments	(7)	—	—	—	—	599,048
Value of accelerated option awards	(8)	—	—	—	—	—
Value of accelerated restricted stock awards	(9)	—	—	—	—	523,017
Health benefits	(10)	—	—	—	—	15,524
Total		—	—	—	—	1,137,589
Ziad Ismail	(7)
Severance payments		—	—	—	—	22,514
Total		—	—	—	—	22,514
(1)

Amounts in the column headed “Change in Control without Termination of Employment” represent the payments and benefits that would be provided on a “single trigger” basis, meaning that they are triggered by the occurrence of a change in control of Marchex and are not conditioned on the NEO’s subsequent termination of employment. These payments and benefits would be provided by the retention agreements described above to which Mr. Caldwell and Mr. Arends are parties, and by our employment agreement with Mr. Nafus.

(2)

Amounts in the column headed “Change in Control with Termination of Employment without Cause or Resignation for Good Reason” represent both the payments and benefits that would be provide on a “single trigger” basis contained in the first column and certain additional payments and benefits that would be provided on a “double trigger” basis, meaning that they are triggered if, within 12 months following a change in control of Marchex, the NEO’s employment is terminated without cause or the NEO resigns for good reason in accordance with our employment agreements with Messrs. Caldwell, Arends and Nafus.

(3)

Amounts in the column headed “Termination of Employment without Cause or Resignation for Good Reason without Change in Control” represent the payments and benefit that would be provided by our employment agreements with Messrs. Caldwell, Arends and Nafus upon their termination of employment without cause or resignation for good reason not occurring within 12 months following a change in control of Marchex. All such payments and benefits are conditioned upon the NEO’s effective release of claims in favor of Marchex.

(4)

Amounts in the column headed “Termination Due to Death or Disability” represent the values of benefits that would be provided by our employment agreements with Messrs. Caldwell, Arends and Nafus in the event their employment with us terminates as a result of death or disability. All such payments and benefits are conditioned upon the NEO’s release of claims in favor of Marchex.

(5)

Amounts in the column headed “Voluntary Resignation” reflect the actual values of payments and benefits provided or to be provided to Messrs. Christothoulou, Horowitz and Ismail in connection with their resignations from employment effective October 31, 2016, May 12, 2016 and September 30, 2016, respectively. All such payments and benefits were conditioned upon the former employee’s effective release of claims in favor of Marchex.

(6)

Represents two times (one times in the case of Mr. Nafus) the sum of the NEO’s annual base salary as in effect on December 31, 2016 plus the greater of the bonus earned for the prior fiscal year or the bonus that would be earned for the current fiscal year assuming achievement of the applicable performance target at the maximum credited level. For the year ended December 31, 2016, the bonus component included in the calculation of such payments is equal to 200% of the NEO’s annual base salary as in effect on December 31, 2016.

(7)

Represents one times the continuing NEO’s annual base salary as in effect on December 31, 2016. In accordance with his separation agreement. Mr. Christothoulou was entitled to severance payments of $285,000 on October 3, 2016 and $285,000 on April 3, 2017 subject to his provision of certain transition services to Marchex. In addition, Mr. Christothoulou also received accrued vacation of $29,048 as part of his separation agreement.  Mr. Ismail resigned as Chief Product Officer in September 2016 and received severance payments including accrued vacation pursuant to his separation agreement with Marchex.

(8)

Represents the intrinsic value of unvested stock options held by each NEO on December 31, 2016 whose vesting would be accelerated in the event of the NEO’s termination of without cause or resignation for good reason as follows: (a) 100% of unvested performance based and time based options if employment terminates within 12 months following a change in control and (b) one-year of additional vesting of unvested time based options if employment terminates other than within 12 months following a change in control. If employment terminates due to death or disability, the vesting of 100% of unvested performance based and time based options would be accelerated. The value of any accelerated stock option vesting would be the excess, if any, of the closing price per share of our Class B common stock on the NASDAQ Global Market over the exercise price of the option. For the purposes of this table, we have assumed an option vesting acceleration date of December 31, 2016. Because all options held by continuing NEOs on December 31, 2016 had exercise prices exceeding that day’s closing price of $2.65, they had no intrinsic value. In accordance with their separation agreements and effective as of their separation dates, Mr. Christothoulou was entitled to accelerated vesting of one and one half years of his unvested options (288,877 options), all of which were then under water, and Mr. Horowitz was entitled to accelerated vesting of 100% of his unvested options, all of which were then under water. However, in accordance with his separation agreement, the options held by Mr. Horowitz will remain exercisable until their 10th anniversaries and may have intrinsic value in the future.

(9)

Represents the value of unvested restricted stock held by each NEO on December 31, 2016 whose vesting would be accelerated in the event of the NEO’s termination of without cause or resignation for good reason as follows: (a) 100% of unvested performance based and time based restricted stock if employment terminates within 12 months following a change in control and (b) one-year of additional vesting of unvested time based restricted stock if employment terminates other than within 12 months following a change in control. If employment terminates due to death or disability, the vesting of 100% of unvested performance and time based restricted stock would be accelerated. The value of any accelerated restricted stock vesting reflected in the table is based on the closing price of $2.65 per share of our Class B common stock on the NASDAQ Global Market on December 31, 2016. In accordance with their separation agreements and effective as of their separation dates, Mr. Christothoulou was entitled to accelerated vesting of one and one half years of his unvested time based restricted stock (190,187 shares), and Mr. Horowitz was entitled to accelerated vesting of 100% of his unvested restricted stock (33,312 shares) in which the accelerated values realized in the table is based on the closing price of $2.75 and $3.75, respectively, on their termination dates.

(10)

In accordance with our retention agreements with Messrs. Caldwell and Arends and our employment agreement with Mr. Nafus, each would be reimbursed for up to 18 months of health benefit continuation coverage under COBRA upon their termination of employment without cause or resignation for good reason within 12 months following a change in control of Marchex (reduced, in the case of Mr. Nafus, by the amount of any required employee premium contribution for health care benefits). The amounts stated in the second column reflect the applicable premium cost for a period of 18 months. Under our employment agreements with Messrs. Caldwell, Arends and Nafus, each continuing NEO would be eligible to receive up to 12 months of company-paid health benefit continuation coverage under COBRA, reduced by the amount of any required employee premium contribution for health care benefits, in the event of their termination of employment without cause or resignation for good reason not occurring within 12 months following a change in control. The amounts stated in the third column reflect the applicable premium cost for a period of 12 months. The amounts stated in the fourth column represent up to 18 months of company-paid health benefit continuation coverage under COBRA, reduced by the amount of any required employee premium contribution for health care benefits, to which Messrs. Caldwell, Arends and Nafus or their beneficiaries would be entitled upon their termination of employment due to disability or death in accordance with their employment agreements. The amount stated for Mr. Christothoulou represents 12 months of company-paid health benefit continuation coverage under COBRA, reduced by the amount of any required employee premium contribution for health care benefits, to which Mr. Christothoulou is entitled in accordance with his separation agreement. The amount stated for Mr. Horowitz represents 18 months of company-paid health benefit continuation coverage under COBRA, reduced by the amount of any required employee premium contribution for health care benefits, to which Mr. Horowitz is entitled in accordance with his separation agreement.

(11)	Represents the death benefit that would be paid to Mr. Arends’ beneficiaries pursuant to life insurance maintained by Marchex pursuant to our employment agreement with Mr. Arends.
(12)

Represents the aggregate fee payable to Mr. Horowitz in 12 monthly installments for consulting services to be rendered to Marchex by Mr. Horowitz through May 12, 2017 in accordance with his separation agreement.

(13)

Represents the value, based on the closing price of $3.75 per share of our common stock on the NASDAQ Global Market on May 12, 2016, of 100,000 shares of Marchex Class B common stock granted to Mr. Horowitz at a purchase price of $0.01 per share in accordance with his separation agreement. Such shares are subject to quarterly vesting over four quarters contingent upon Mr. Horowitz performance of consulting services for Marchex.

(14)

Mr. Nafus resigned as Chief Revenue Officer and as a member of Marchex’s interim office of the CEO effective March 31, 2017 and in connection with his employment termination, 238,750 of unvested restricted stock and 241,876 of unvested options were forfeited.

Compensation of Directors

The Compensation Committee is responsible for periodically reviewing and recommending to the Board of Directors the compensation of our independent directors. The following table summarizes compensation earned during 2016 by each of our directors except for Mr. Horowitz, whose compensation is reflected in the Summary Compensation Table and who did not receive additional compensation for his service on our Board of Directors through May of 2016:

2016 Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Dennis Cline	32,000	124,658	156,658
Anne Devereux-Mills (3)	30,000	513,158	543,158
Nicolas J. Hanauer	—	139,620	139,620
Clark Kokich (4)	—	—	—
Ian Morris	—	166,549	166,549
M. Wayne Wisehart	—	164,554	164,554
(1)	Includes only those columns relating to compensation awarded to, earned by, or paid to non-employee directors for their services.
(2)

The amounts in the stock awards column reflect the aggregate grant fair value of stock awards granted to directors in 2016 in accordance with FASB ASC Topic 718. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock) except for Ms. Devereux Mills which includes the vested value of 25% of the restricted stock granted on October 5, 2016. See note 3 below for vesting details of Ms. Devereux-Mill’s October 5, 2016 grant.

(3)

In connection with Ms. Devereux-Mills’ appointment as Chairman of the Board of Directors of Marchex in October 2016, Marchex’s Compensation awarded Ms. Devereux-Mills restricted stock under Marchex’s 2012 Stock Incentive Plan on October 5, 2016 (“Grant Date”) to purchase 150,000 shares of Marchex’s Class B Common Stock in her capacity as Chairman and at a purchase price of $0.01 per share, with 25% of the aggregate amount of such shares vesting on each of the Grant Date and the first, second and third annual anniversaries of the Grant Date (in each such case assuming continued service as Chairman on the applicable vesting date) and with accelerated vesting upon certain events as set forth in such restricted stock agreement.

(4)

In connection with Mr. Kokich’s appointment to the Board as Executive Chairman, Marchex’s Compensation Committee awarded Mr. Kokich restricted stock under Marchex’s 2012 Stock Incentive Plan on February 25, 2015 (“Grant Date”) to purchase 150,000 shares of Marchex’s Class B Common Stock in his capacity as Executive Chairman and at a purchase price of $0.01 per share, with 25% of the aggregate amount of such shares vesting on the first annual anniversary of the Grant Date and the remainder of such shares vesting quarterly thereafter over the next three (3) year period in equal increments of 6.25% of the aggregate amount of such shares (in each such case assuming continued service as Executive Chairman on the applicable vesting date) and with accelerated vesting upon certain events as set forth in such restricted stock agreement. Upon Mr. Kokich’s resignation as Executive Chairman in October 2016, 56,250 shares of restricted stock were vested and 93,750 shares of restricted stock were forfeited upon such resignation. Mr. Kokich also received an annual salary of $60,000 as Executive Chairman.

The aggregate number of equity awards outstanding as of December 31, 2016 were:

Name	Stock Awards (#)	Option Awards (#)	Total
Dennis Cline	34,436	—	34,436
Anne Devereux-Mills (3)	146,936	—	146,936
Nicolas J. Hanauer	38,569	300,000	338,569
Clark Kokich (4)	—	—	—
Ian Morris	46,008	146,215	192,223
M. Wayne Wisehart	45,457	40,000	85,457

In May 2016, based upon the elections of the individual directors and in accordance with Marchex’s previously announced non-employee director compensation policy: (i) the Company granted an aggregate of 198,906 shares of restricted stock to the non-employee directors pursuant to the Company’s 2012 Stock Plan which will vest in full on the earlier of May 13, 2017 or the date of the 2017 annual meeting of stockholders assuming continued service on the board during such period and with accelerated vesting in full upon a change of control, and (ii) will be paid an aggregate of $62,000 in total cash compensation for the fiscal year, in addition to reimbursement for reasonable out-of-pocket expenses they incur in attending board, committee, and company meetings. In October 2016, Ms. Devereux-Mills was granted an additional 150,000 shares of restricted stock in connection with her appointment to Chairman of the Board of Directors of Marchex. See note 3 above for details of Ms. Devereux-Mills’ October 2016 grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

To the Company’s knowledge, the following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 18, 2017 by:

•	each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the outstanding shares of our Class A common stock or Class B common stock;
•	each of our directors and nominees for director;
•	each of our executive officers listed in the “Summary Compensation Table” (“NEOs”); and
•	all of our directors, nominees for director and executive officers as a group.

Percentage of beneficial ownership is based on 5,056,136 shares of our Class A common stock and 38,152,254 shares of our Class B common stock outstanding as of April 18, 2017. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable or issuable upon vesting within 60 days of April 18, 2017, are deemed outstanding. These shares are not, however, deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise noted below, the address for each beneficial owner listed below is c/o Marchex, Inc., 520 Pike Street, Suite 2000, Seattle, Washington 98101.

	Shares Beneficially Owned
	Class A Common Stock		Class B Common Stock		% Total Voting Power (1)
Name and, as appropriate, Address of Beneficial Owner	Shares	%	Shares	%
5% Security Holders
Prescott Group Capital Management, L.L.C. (2) 1924 South Utica, Suite 1120 Tulsa, OK 74104-6529	—	—	4,298,949	11.3%	2.6%
Edenbrook Capital, LLC (3) 2 Depot Plaza Bedford Hills, NY 10507	—	—	3,063,187	8.0%	1.9%
BlackRock, Inc. (4) 55 East 52nd Street New York, NY 10022	—	—	2,406,080	6.3%	1.5%
Named Executive Officers and Directors
Michael Arends (5)	—	—	996,212	2.6%	*
Ethan Caldwell (6)	395,209	7.8%	990,971	2.6%	6.3%
Dennis Cline (7)	—	—	191,246	*	*
Anne Devereux-Mills (8)	—	—	301,846	*	*
Nicolas J. Hanauer (9)	—	—	2,634,411	6.9%	1.4%
Russell C. Horowitz (10)	4,660,927	92.2%	1,054,404	2.7%	71.0%
Ian Morris (11)	—	—	135,804	*	*
Gary Nafus (12)	—	—	140,278	*	*
M. Wayne Wisehart (13)	—	—	237,131	*	*
All directors and executive officers as a group (9 persons) (14)	5,056,136	100.0%	6,682,303	16.5%	79.5%

Except as indicated in the footnotes below and except as subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

*	Beneficial ownership or total voting power, as the case may be, representing less than one percent.
(1)

Percentage of voting power represents voting power with respect to shares of our Class A common stock and Class B common stock, as a single class. Each holder of Class A common stock shall be entitled to 25 votes per share of Class A common stock and each holder of Class B common stock shall be entitled to 1 vote per share of Class B common stock on all matters submitted to a vote of stockholders, except as may otherwise be required by law. The Class A common stock is convertible at any time by the holder into shares of Class B common stock on a share-for-share basis.

(2)

Based on the most recently available Schedule 13G/A filed with the SEC on February 10, 2017 by Prescott Group Capital Management, L.L.C. (“Prescott”), an investment advisor on its behalf and on behalf of Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P. (collectively, the “Small Cap Funds”) and Phil Frohlich (“Frohlich”). Prescott and Frohlich, each report beneficial ownership of 4,298,949 shares of our Class B common stock, and sole voting and sole dispositive power as to 4,298,949 shares of our Class B common stock. With respect to Small Cap Funds, each report beneficial ownership of 4,298,949 and shared voting and shared dispositive power of 4,298,949.

(3)

Based on the most recently available Schedule 13D filed with the SEC on February 9, 2017 by Edenbrook Capital, LLC (“Edenbrook”), an investment manager to certain private investment funds on its behalf and on behalf of Jonathan Brolin (“Brolin”), whose address is 2 Depot Plaza, Bedford Hills, New York, an individual. Edenbrook and Brolin each report beneficial ownership of 3,063,187 shares of our Class B common stock, and shared voting and dispositive power as to 3,063,187 shares of our Class B common stock.

(4)

Based on the most recently available Schedule 13G/A filed with the SEC on January 25, 2017 by BlackRock, Inc. (“BlackRock”), a parent holding company/control person, on its behalf and for the benefit of the following BlackRock direct and/or indirect subsidiaries: BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, Blackrock Institutional Trust Company, N.A., Blackrock International Limited, Blackrock Investment Management, LLC and Blackrock Financial Management, Inc. (collectively, the “BlackRock Subsidiaries”). BlackRock reports beneficial ownership of 2,406,080 shares of our Class B common stock, with sole voting power of 2,267,285 shares of our Class B common stock and sole dispositive power of 2,406,080 shares of our Class B common stock. BlackRock reports that the BlackRock Subsidiaries have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of our Class B common stock, and that no one of the BlackRock Subsidiaries has an interest greater than five percent (5%) of our total outstanding common shares.

(5)

Includes: (1) 120,000 shares of restricted stock subject to vesting; (2) 475,358 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 18, 2017; (3) 10,500 shares of our Class B common stock held by the Nicole Marie Arends 2003 Trust for the benefit of Nicole Marie Arends, the daughter of Mr. Arends, for which shares Mr. Arends disclaims beneficial ownership; (4) 18,100 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Arends; and (5) 6,500 shares of Class B common stock held in an Individual Retirement Account for the benefit of Diana Arends, Mr. Arends’ wife.

(6)

Includes: (1) 149,250 shares of restricted stock subject to vesting; and (2) 493,969 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 18, 2017.

(7)

Includes: (1) 34,436 shares of restricted stock subject to vesting; (2) 28,500 shares of our Class B common stock held by DMC Investments, LLC, a limited liability company of which Mr. Cline is the managing member; and (3) 10,000 shares of our Class B common stock held by the Colburn Cline Trust for the benefit of Colburn Cline, the son of Mr. Cline, for which shares Mr. Cline disclaims beneficial ownership.

(8)	Includes 146,936 shares of restricted stock subject to vesting.
(9)

Includes: (1) 38,569 shares of restricted stock subject to vesting; and (2) 300,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 18, 2017.

(10)

Includes: (1) 4,660,927 shares of our Class A common stock held by MARRCH Investments, LLC; (2) 25,000 shares of restricted stock subject to vesting; (3) 778,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 18, 2017; (4) 5,000 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Horowitz; (5) 500,000 shares of Class A common stock which are pledged as security by MARRCH Investments, LLC in connection with a brokerage investment account agreement. Mr. Horowitz is the managing member of MARRCH Investments, LLC and, as such, may be deemed to exercise voting and investment power over the shares held by all of these entities.

(11)

Includes: (1) 46,008 shares of restricted stock subject to vesting; and (2) 82,245 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 18, 2017.

(12)

Includes 103,125 shares of Class B common stock subject to options that are currently exercisable. Mr. Nafus resigned effective March 31, 2017 as Chief Revenue Officer and as a member of the interim office of the CEO and in connection with his employment termination, any unvested restricted stock and unvested options were forfeited. Mr. Nafus has 90 days from his employment termination date to exercise any vested options.

(13)

Includes: (1) 45,457 shares of restricted stock subject to vesting; and (2) 40,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 18, 2017.

(14)

Includes an aggregate of: (1) 5,056,136 shares of our Class A common stock; (2) 4,409,606 shares of our Class B common stock which includes 20,500 shares for which beneficial ownership has been disclaimed; and (3) 2,272,697 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 18, 2017.

Equity Compensation Plans

Amended and Restated 2003 Stock Incentive Plan. Our 2003 Stock Incentive Plan, effective on March 30, 2004, was adopted by our Board of Directors and approved by our stockholders on March 30, 2004 (the “2003 Stock Plan”). The 2003 Stock Plan provides for the granting of shares of Class B common stock to employees, directors, and consultants of Marchex, its affiliates and strategic partners and provides for the following types of grants:

•	incentive stock options within the meaning of Section 422 of the Internal Revenue Code, sometimes known as ISOs;
•	non-statutory stock options, which are options not intended to qualify as ISOs, sometimes known as non-qualified options; and
•	right to purchase shares pursuant to restricted stock purchase agreements.

The 2003 Stock Plan was amended in May of 2010 to provide for grants of restricted stock units to eligible participants under the 2003 Stock Plan. No awards will be made under the 2003 Stock Plan after December 31, 2012 and the 2012 Stock Plan covers the anticipated balance of shares available under the 2003 Stock Plan.

2012 Stock Incentive Plan. Our 2012 Stock Incentive Plan, effective on April 2, 2012, was adopted by our Board of Directors and approved by our stockholders on May 4, 2012 (the “2012 Stock Plan”). The 2012 Stock Plan provides for the granting of shares of Class B common stock to employees, directors, and consultants of Marchex, its affiliates and strategic partners and provides for the following types of grants:

•	incentive stock options within the meaning of Section 422 of the Internal Revenue Code, sometimes known as ISOs;
•	non-statutory stock options, which are options not intended to qualify as ISOs, sometimes known as non-qualified options;
•	right to purchase shares pursuant to restricted stock purchase agreements; and
•	restricted stock units.

2014 Employee Stock Purchase Plan. Our 2014 employee stock purchase plan was adopted by our Board of Directors on March 8, 2013 and approved by our stockholders on May 3, 2013 (the “2014 Employee Stock Purchase Plan”). The 2014 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase our Class B common stock for amounts up to 15% of their compensation in purchase periods under the plan. Under the 2014 Employee Stock Purchase Plan, no employee will be permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period. We have authorized an aggregate of 225,000 shares of our Class B common stock for issuance under the 2014 Employee Stock Purchase Plan to participating employees. The 2014 Employee Stock Purchase Plan provides for purchase periods which shall be determined by the Board of Directors and the purchase price of shares of Class B common stock available under the purchase plan shall be equal to 95% of the closing price of the shares of Class B common stock on the last business day of each purchase period.

Equity Compensation Plan Information

The following table sets forth certain information regarding our Class B common stock that may be issued upon exercise of options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2016:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by security holders
2003 amended and restated stock incentive plan, as amended (1)	3,181,834		6.70		—
2012 stock incentive plan (2)	6,378,480	(3)	5.45	(4)	3,646,087
2014 employee stock purchase plan	—		—		156,029
Total	9,560,314		5.97	(4)	3,802,116

 The weighted-average exercise price in column (b) is calculated based on outstanding stock options. It does not take into account shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

(1)	After December 31, 2013, no awards were made under the 2003 Stock Plan. Consists of stock options to purchase shares of our Class B common stock.
(2)

We have reserved 11,501,545 shares of Class B common stock for issuance under our 2012 Stock Plan, which includes an increase of 2,097,153 shares to the authorized number of shares available under the plan, which occurred on January 1, 2016.

(3)	Consists of stock options to purchase 4,496,050 shares of Class B common stock and restricted stock units representing the right to purchase 1,882,430 shares of our Class B common stock.
(4)	Calculated exclusive of outstanding restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Procedures for Review and Approval of Related Person Transactions

Our Audit Committee is responsible under its charter for reviewing and approving in advance any proposed related party transactions which would require disclosure under Item 404(a) of Regulation S-K and reporting to the Board of Directors on any approved transactions. The Audit Committee is responsible for ensuring that such relationships are on terms commensurate with those that would be extended to an unrelated third party.

Board Independence

The Board of Directors determined that each of the members of the board is an independent director in accordance with NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

KPMG LLP (“KPMG”) was Marchex’s independent registered public accounting firm for the year ending December 31, 2016.

Accounting Fees and Services

During fiscal years 2015 and 2016, we retained KPMG to provide professional services in the following categories and amounts:

Fee Category	2015 ($)	2016 ($)
Audit Fees	962,000	914,000
Tax Fees	88,000	88,000
Total Fees	1,020,000	1,002,000

“Tax fees” consist of fees for professional services for tax return preparation and consultation on matters related to, state and local tax considerations and tax credits.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of KPMG and has concluded that it is.

The Audit Committee pre-approved 100% of the 2015 and the 2016 KPMG services and fees above pursuant to the pre-approval policy described below.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the independent registered public accounting firm during the fiscal year. The Audit Committee pre-approves services by authorizing specific projects within the categories outlined above, subject to the budget for each category. The Audit Committee’s charter delegates to its chairman the authority to address any requests for pre-approval of services between Audit Committee meetings, and the chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (3) Exhibits

The exhibits listed in the exhibit index of the Form 10-K and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Michael A. Arends Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 27, 2017

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description of Document

†31(iii)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(iv)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†Filed herewith.