Form 10-Q
period 2017-03-31
MARCHEX INC
filed 2017-05-09
CIK 1224133

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(206) 331-3300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 8, 2017
Class A common stock, par value $.01 per share	5,056,136
Class B common stock, par value $.01 per share	38,168,504

Marchex, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	March 31,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$103,950	$103,072
Accounts receivable, net	18,922	16,740
Prepaid expenses and other current assets	1,531	1,853
Refundable taxes	98	87
Total current assets	124,501	121,752
Property and equipment, net	3,557	2,791
Other assets, net	214	213
Total assets	$128,272	$124,756
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,811	$5,951
Accrued expenses and other current liabilities	7,707	7,325
Deferred revenue	349	355
Total current liabilities	14,867	13,631
Other non-current liabilities	134	—
Total liabilities	15,001	13,631
Stockholders’ equity:
Class A common stock	53	53
Class B common stock	380	380
Additional paid-in capital	360,422	361,824
Accumulated deficit	(247,584)	(251,132)
Total stockholders’ equity	113,271	111,125
Total liabilities and stockholders’ equity	$128,272	$124,756

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2017
Revenue	$35,985	$24,375
Expenses:
Service costs	21,982	13,598
Sales and marketing	5,522	4,992
Product development	7,472	5,270
General and administrative	4,662	4,030
Disposition related costs	4	—
Total operating expenses	39,642	27,890
Loss from operations	(3,657)	(3,515)
Other income (expense):
Interest and line of credit income (expense)	(4)	21
Other, net	(3)	(4)
Total other income (expense)	(7)	17
Loss before provision for income taxes	(3,664)	(3,498)
Income tax expense	13	12
Net loss applicable to common stockholders	$(3,677)	$(3,510)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.09)	$(0.08)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	5,233	5,056
Class B	35,977	37,169
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	5,233	5,056
Class B	41,210	42,225

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2017
Operating Activities:
Net loss	$(3,677)	$(3,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	876	751
Allowance for doubtful accounts and advertiser credits	261	307
Stock-based compensation	1,966	1,357
Change in certain assets and liabilities:
Accounts receivable, net	(2,137)	1,875
Refundable taxes	10	11
Prepaid expenses, other current assets and other assets	(718)	(303)
Accounts payable	1,257	(856)
Accrued expenses and other current liabilities	387	(382)
Deferred revenue	(373)	6
Other non-current liabilities	(119)	(134)
Net cash used in operating activities	(2,267)	(878)
Investing Activities:
Cash paid for sale of Archeo assets	(224)	—
Purchases of property and equipment	(248)	(2)
Purchases of intangible assets	(3)	(4)
Net cash used in investing activities	(475)	(6)
Financing Activities:
Tax withholding related to restricted stock awards	(50)	—
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	240	6
Net cash provided by financing activities	190	6
Net decrease in cash and cash equivalents	(2,552)	(878)
Cash and cash equivalents at beginning of period	109,155	103,950
Cash and cash equivalents at end of period	$106,603	$103,072

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period. The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

Recent Accounting Pronouncement(s) Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In 2016, the FASB issued additional guidance to clarify the implementation guidance including ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations. This ASU clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09 and provides indicators that assist in the assessment of control. ASU 2014-09 allows adoption using either (i) a full retrospective approach for all periods presented in the period of adoption, or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of adoption and providing certain additional disclosures. The Company will adopt the new standard on January 1, 2018. The Company has initiated an assessment of its revenue streams and a project plan for implementing these standards. The Company’s evaluation of the impact of the new standard is ongoing and it has not yet completed its assessment of the effect that ASU 2014-09 and related standards will have on its consolidated financial statements and related disclosures. The Company currently plans to use the modified retrospective approach; however, a final decision regarding the adoption method has not been finalized at this time.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842) (ASU 2016-02), an ASU requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The ASU must be adopted using a modified retrospective approach. The Company anticipates that adoption will affect its statement of financial position and will require changes to some of its processes. Most significant to the Company, the new guidance requires lessees to recognize operating building leases with a term of more than 12 months as lease assets and lease liabilities. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), an ASU which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU must be adopted using retrospective approach. The Company does not expect adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets other than Inventory (ASU 2016-16), an ASU requiring the recognition of income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU must be adopted using a modified retrospective approach. The Company does not expect adoption of ASU 2016-16 to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the FASB Emerging Issues Task Force) (ASU 2016-18), an ASU requiring entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU must be adopted using retrospective approach. The Company does not expect adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01), an ASU changing the definition of a business to assist with evaluating whether a set of transferred assets and activities is a business. The ASU is effective for reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The ASU must be adopted using a prospective approach on or after the effective date. The Company does not expect adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

(3) Stock-based Compensation Plans

The Company grants stock-based awards, including stock options, restricted stock awards, and restricted stock units. The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method.

On January 1, 2017, the Company adopted Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This ASU impacts several aspects of accounting for share-based payment transactions, including certain income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, the

Company elected to account for forfeitures as they occur and no longer use an estimated forfeiture rate in the calculation of stock-based compensation expense. The net cumulative effect of this election was recognized as a $37,000 increase to accumulated deficit on January 1, 2017. Also under ASU 2016-09, excess tax benefits generated when stock-based awards vest or are settled are no longer recognized in equity but are instead recognized as a reduction to the provision for income taxes. On January 1, 2017, the Company recorded unrecognized excess tax benefits of $3.7 million to accumulated deficit, with a corresponding increase to the valuation allowance on deferred tax assets. This resulted in no net impact to equity due to the Company’s full valuation allowance.

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2016	2017
Service costs	$198	$125
Sales and marketing	439	406
Product development	532	91
General and administrative	797	735
Total stock-based compensation	$1,966	$1,357

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three months ended March 31, 2016 and 2017, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Three months ended March 31,
	2016	2017
Expected life (in years)	4	4
Risk-free interest rate	1.04%	1.72%
Expected volatility	58%	57%

Stock option activity during the three months ended March 31, 2017 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2016	7,678	$5.97	5.07
Options granted	5	2.84
Options forfeited	(326)	4.42
Options expired	(1,367)	6.06
Options exercised	—	—
Balance at March 31, 2017	5,990	$6.03	5.26

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the three months ended March 31, 2017 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2016	2,757	$3.90
Granted	—	—
Vested	(68)	3.90
Forfeited	(204)	4.35
Unvested balance at March 31, 2017	2,485	$3.82

In the three months ended March 31, 2016, the Company repurchased approximately 11,000 shares from a certain executive for minimum withholding taxes on approximately 38,000 restricted stock award vests. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executive’s minimum withholding taxes of $50,000, which was remitted in cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

The following table calculates net loss applicable to common stockholders used to compute basic loss per share for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2016		2017
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(467)	$(3,210)	$(420)	$(3,090)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,233	35,977	5,056	37,169
Basic net loss per share applicable to common stockholders	$(0.09)	$(0.09)	$(0.08)	$(0.08)

The following table calculates net loss to net loss applicable to common stockholders used to compute diluted net loss per share for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2016		2017
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss	$(467)	$(3,210)	$(420)	$(3,090)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(467)	—	(420)
Net loss applicable to common stockholders	$(467)	$(3,677)	$(420)	$(3,510)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,233	35,977	5,056	37,169
Conversion of Class A to Class B common shares outstanding	—	5,233	—	5,056
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,233	41,210	5,056	42,225
Diluted net loss per share applicable to common stockholders	$(0.09)	$(0.09)	$(0.08)	$(0.08)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three months ended March 31, 2016 and 2017, outstanding options to acquire 8,641 and 5,990 shares, respectively of Class B common stock.
•	For the three months ended March 31, 2016 and 2017, 708 and 850 shares of unvested Class B restricted common shares, respectively.
•	For the three months ended March 31, 2016 and 2017 1,454 and 1,635 restricted stock units, respectively.

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

A majority of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of consolidated revenue for the three months ended March 31, 2016 and 2017.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Three months ended March 31,
	2016	2017
Advertiser A	24%	22%
Advertiser B	26%	17%
Advertiser C	*	10%

*	Less than 10% of revenue.

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2016	At March 31, 2017
Advertiser A	11%	21%
Advertiser B	30%	25%
Advertiser C	15%	14%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 22% and 11% of consolidated revenue for the three months ended March 31, 2016 and 2017, respectively. This same advertising agency represented 26% and 15% of consolidated accounts receivable as of December 31, 2016 and March 31, 2017, respectively. One other advertising agency represented less than 10% of consolidated accounts receivable as of December 31, 2016, and 13% of consolidated accounts receivable as of March 31, 2017.

(6) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the periods presented, we primarily operated as a single segment. In 2016, we had other operating activities related to the transition activities of the Archeo operations which were not significant.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2016	2017
United States	97%	96%
Canada	3%	4%
Other countries	*	*
	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2016	At March 31, 2017
Computer and other related equipment	$18,467	$18,733
Purchased and internally developed software	6,811	6,811
Furniture and fixtures	1,493	1,493
Leasehold improvements	2,371	2,086
	$29,142	$29,123
Less: Accumulated depreciation and amortization	(25,585)	(26,332)
Property and equipment, net	$3,557	$2,791

Depreciation and amortization expense related to property and equipment was approximately $866,000 and $747,000 for the three months ended March 31, 2016 and 2017, respectively.

(8) Commitments, Contingencies, Taxes and Other

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

	Facilities operating leases	Other contractual obligations	Total
2017	$1,773	$2,691	$4,464
2018	577	1,632	2,209
2019	—	615	615
2020	—	1	1
2021 and after	—	—	—
Total minimum payments	$2,350	$4,939	$7,289

Rent expense incurred by the Company was approximately $492,000 and $488,000 for the three months ended March 31, 2016 and 2017, respectively.

(b) Contingencies

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2016 and March 31, 2017. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

The Company adopted ASU 2015-17 on January 1, 2017, which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The adoption of this standard did not have any impact on the Company’s financial statements due to the full valuation allowance recorded on our deferred taxes.

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

(d) Other

In the third quarter of 2016, the Company incurred approximately $1.6 million in employee separation and facility termination related costs. At December 31, 2016, $354,000 was accrued, of which $18,000 was paid in the first quarter of 2017, with the remaining amount to be paid in 2017.

In the first quarter of 2017, the Company incurred approximately $700,000 of employee separation related costs as part of savings measures implemented in 2017, of which $35,000 was accrued as of March 31, 2017 and will be paid in 2017.

(9) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. The Company did not repurchase any Class B common stock for the three months ended March 31, 2016 and 2017.

During the three months ended March 31, 2016, the Company’s board of directors approved and the Company retired approximately 125,237 shares of treasury stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our primary product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Marketers use this platform to understand which marketing channels, advertisements, and keywords are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that can extract data and insights about what is happening during a call and measures the outcome of calls and return on investment. The platform also includes technology that blocks robocalls, telemarketers and spam calls to save businesses time. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, Kenshoo, DoubleClick Search, Marin Software, Facebook and Instagram, in addition to other marketing dashboards and tools. Advertisers pay us a fee for each call or call related data element they receive from calls including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on pre-negotiated rates.

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

Marchex Social Analytics. Launched in February 2017, Marchex Social Analytics is a product for marketers that buy social media advertising. Marchex Social Analytics can measure the influence that social advertising from select sources like Facebook or Instagram has on inbound phone calls so that marketers can better attribute their return on advertising spend for inbound phone calls and delivers this data to marketers in a reporting dashboard.

Marchex Speech Analytics. Launched in April 2017, Marchex Speech Analytics is a product that enables actionable insights for enterprise and mid-sized companies, helping them understand what is happening on inbound calls from consumers. Leveraging Marchex’s proprietary Call DNA® technology to aggregate and analyze call data, Marchex Speech Analytics includes dashboards and visual analytics to make it easier for marketers and call center teams to discern actionable insights.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our local leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The local leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our primary contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2016, we extended these agreements through December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four months of notice. YP is our largest reseller partner and was responsible for 24% and 22% of our total revenues in the three months ended March 31, 2016 and 2017, respectively. We also have a separate distribution partner agreement with YP.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We have offices in Seattle, Washington and New York, New York.

We have experienced recent turnover in certain senior executives, and currently the duties and responsibilities of the chief executive officer are performed by the office of the CEO consisting of Michael Arends, Ethan Caldwell, and Russell C. Horowitz and subject to oversight by our Chairman, Anne Devereux-Mills. We are assessing our current and future senior leadership needs, although we may not be successful in finding or hiring suitable additional senior leadership.

Consolidated Statements of Operations

All significant inter-company transactions and balances within Marchex have been eliminated in consolidation.

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2016 and 2017.

Revenue

We primarily generate our revenues from advertisers for use of our call analytics technology and pay-for-call advertising products and services. Our revenue also consists of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends.

Performance-Based Advertising and Other Services

Our performance-based advertising services, which includes our call analytics technology and call marketplace services, amounted to greater than 80% of revenues in all periods presented. In addition, we generate revenue through our local leads platform, which enables partner resellers to sell call advertising and/or search marketing products, and campaign management services. These secondary sources accounted for less than 20% of our revenues in all periods presented. We have no barter transactions.

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

Our call marketplace offers advertisers and adverting service providers’ ad placements across our distribution network. Advertisers or advertising service providers are charged on a pay-per-call or cost-per-action basis. We generate revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each qualified phone call, which occurs when a user makes a phone call, clicks, or completes a specified action on any of their advertisement listings after it has been placed by us or by our distribution partners. Each qualified phone call or specified action on an advertisement listing represents a completed transaction. We also generate revenue from cost-per-action, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third-party web site in our distribution network to an advertiser web site and completes the specified action.

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

Industry and Market Factors

We enter into agreements with various mobile, online and offline distribution partners to provide distribution for pay-for- call advertisement listings which contain call tracking numbers and/or URL strings of our advertisers. We generally pay distribution partners based on a percentage of revenue or a fixed amount for each phone call on these listings. The level of phone calls contributed by our distribution partners has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. If we do not add new distribution partners or renew our existing distribution partner agreements and on terms as favorable as current arrangements, replace traffic lost from terminated distribution agreements with other sources, or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our ability to grow will be impacted by our ability to increase our distribution, which impacts the number of mobile and Internet users who have access to our advertisers’ listings and the rate at which our advertisers are able to convert calls from these mobile and Internet users into completed transactions, such as a purchase or sign up. Our ability to grow also depends on our ability to continue to increase the number of advertisers who use our products and services, the amount these advertisers spend on our products and services, advertiser adoption of new products and services and the amount these advertisers are willing to pay for these new products and services.

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

We have revenue concentrations with certain large customers including reseller partners. Many of these customers are not subject to long term contracts with us or have contracts with near term expiration dates, and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. A loss of certain reseller partners or a decrease in revenue from these resellers could adversely affect our business. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies may place insertion orders with us for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

We believe that our future revenue growth will depend on, among other factors, our ability to attract new advertisers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully improve existing products and services, and develop successful new products and services. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;
•	telecommunication costs, including the use of phone numbers relating to our call products and services;
•	colocation service charges of our network equipment;
•	bandwidth, network and software license fees;
•	network operations;
•	serving our search results;
•	payroll and related expenses of related personnel;
•	fees paid to outside service providers;
•	depreciation of our websites, network equipment and software;
•	delivering customer service;
•	license and content fees;
•	amortization of intangible assets;
•	maintaining our websites;
•	domain name registration renewal fees;
•	domain name costs;
•	credit card processing fees; and
•	stock-based compensation of related personnel.

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method. Beginning in the first quarter of 2017, we account for forfeitures as they occur, rather than estimate expected forfeitures. Stock-based compensation expense is included in the same lines as compensation paid to the same employees in the consolidated statements of operations.

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. On January 1, 2017, previously unrecognized excess tax benefits of $3.7 million were recorded to accumulated deficit and an increase to our deferred tax assets with a corresponding change to the valuation allowance as a result of the adoption of ASU 2016-09. We also adopted ASU 2015-17 on January 1, 2017, which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The adoption of this standard did not have any impact on the company’s financial statements due to the full valuation allowance recorded on our deferred taxes. Uncertain tax positions as of March 31, 2017 amounted to $1.1 million.

At March 31, 2017, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $48.4 million will be realized and accordingly, we have recorded a 100% valuation allowance of $48.4 million against these deferred tax assets. This compares to a valuation allowance of $44.5 million at December 31, 2016. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We also considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2014, 2015, and 2016. As of March 31, 2017, our federal NOL carryforwards were approximately $67.0 million for income tax purposes, which will begin to expire in 2026. As of March 31, 2017, our state, city, and other foreign jurisdiction NOL carryforwards were approximately $6.5 million, which begin to expire in 2025.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2016	2017
Revenue	100%	100%
Expenses:
Service costs	61%	56%
Sales and marketing	15%	20%
Product development	21%	22%
General and administrative	13%	16%
Disposition related costs	0%	—
Total operating expenses	110%	114%
Loss from operations	(10%)	(14%)
Other expense	0%	0%
Loss before provision for income taxes	(10%)	(14%)
Income tax expense	0%	0%
Net loss applicable to common stockholders	(10%)	(14%)

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2017.

Revenue

Revenue decreased 32% from $36.0 million for the three months ended March 31, 2016 to $24.4 million in the same period in 2017. This decrease was due primarily to larger advertiser budget reductions for our pay-for-call services, and fewer accounts and related performance-based advertising and platform revenues from reseller partners like YP.

We expect our revenues to be lower in the near and intermediate terms compared to the most recent quarters with fewer small business accounts on our local leads platform and reduced demand for calls from our call advertising customers.

Under our primary contract with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP. We charge an agreed-upon price for qualified calls or leads from our network. In 2016, we extended these agreements through December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue with any revenue increase. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. YP accounted for 24% and 22% of total revenues for the three months ended March 31, 2016 and 2017, respectively.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 22% and 11% of total revenues for the three months ended March 31, 2016 and 2017, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 26% and 17% of total revenues for the three months ended March 31, 2016, and 2017, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns which are for a set period of time and/or budget level. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to previous quarters, which will result in lower total revenues and contribution.

We have revenue concentrations with other certain large customers including reseller partners. Many of these customers are not subject to long term contracts with us or may have contracts with near term expiration dates such as Yellow Pages Ltd (“YPG”), and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners, like YPG, purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. We expect YPG local leads platform revenues to be lower prospectively compared to previous periods and may cease by the end of 2017. A loss of certain reseller partners or a decrease in revenue from these resellers could adversely affect our business. In addition, we have an arrangement with T-Mobile PCS Holdings LLC (“T-Mobile”) for call advertising services, primarily pay-for-call, which accounted for 10% of total revenue for the three months ended March 31, 2017. There can be no assurances that T-Mobile will continue to spend at levels similar to prior quarters. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number and volume of transactions with advertisers and advertising services providers and maintaining and increasing the number of phone calls and the other actions performed by users of our services through our distribution partners. We believe this is dependent in part on delivering quality traffic that ultimately results in purchases or conversions as well as providing through our call analytics platform quality data and insights that can measure the performance of advertising spend for our advertisers and advertising service providers. Our revenues are primarily generated using third-party distribution networks to deliver the pay-for-call advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third-party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third-party web site in our distribution network to an advertiser web site and completes the specified action. Other revenues include our call provisioning and call tracking services, local leads platform for resellers, and campaign management services. Companies distributing advertising through mobile and internet based sources have experienced, and are likely to continue to experience consolidation. If we do not add new distribution partners or renew our existing distribution partner agreements and on terms as favorable as current arrangements, replace traffic lost from terminated distribution agreements with other sources, or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. We utilize phone numbers as part of our call analytics and pay-for-call services to advertisers, which enables advertisers and other users of our services to help measure the effectiveness of mobile, online, and offline advertising campaigns. If we are not able to secure or retain sufficient phone numbers needed for our services or we are limited in the number of available telecommunication carriers or vendors to provide such phone numbers to us in the event of any industry consolidation or if telecommunication carriers or vendors were to experience system disruptions, our revenue and results of operations may be materially and adversely affected. In addition, if revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher call volumes could materially and adversely affect our revenue and results of operations.

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

We believe that our future revenue growth will depend on, among other factors, our ability to attract new advertisers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully improve existing products and services, and develop successful new products and services. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Expenses

Expenses were as follows (in thousands):

	Three months ended March 31,
	2016	% of revenue	2017	% of revenue
Service costs	$21,982	61%	$13,598	56%
Sales and marketing	5,522	15%	4,992	20%
Product development	7,472	21%	5,270	22%
General and administrative	4,662	13%	4,030	16%
Disposition related costs	4	0%	—	—
	$39,642	110%	$27,890	114%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2016	2017
Service costs	$198	$125
Sales and marketing	439	406
Product development	532	91
General and administrative	797	735
Total stock-based compensation	$1,966	$1,357

See Note 3. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 38% from $22.0 million for the three months ended March 31, 2016 to $13.6 million in the same period in 2017. As a percentage of revenues, service costs were 61% and 56% for the three months ended March 31, 2016 and 2017, respectively. The decrease in dollars and percentage was primarily due to a decrease in distribution partner payments, personnel costs, stock-based compensation, communication and network costs, and fees paid to outside service providers totaling $8.2 million. The decrease as a percentage of revenue was primarily a result of lower distribution partner payments and decreases in overall operating costs and to a lesser extent our local leads platform comprising a higher proportion of revenue compared to the 2016 period. Our local leads platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform makes up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect in the near and intermediate term for service costs as a percentage of revenue to be relatively stable, and in absolute dollars for service costs to be modestly lower relative to the most recent quarterly periods. We also expect service costs in absolute dollars to increase over the longer term in connection with any revenue increase and expansion in our communication and network infrastructure.

Sales and Marketing. Sales and marketing expenses decreased 10% from $5.5 million for the three months ended March 31, 2016 to $5.0 million in the same period in 2017. The decrease was primarily due to a decrease in personnel costs which included $307,000 of employee separation related costs, stock-based compensation, travel costs, and depreciation costs totaling $575,000. This was partially offset by an increase in fees paid to outside service providers of $126,000. As a percentage of revenue, sales and marketing expenses were 15% and 20% for the three months ended March 31, 2016 and 2017, respectively. The increase as a percentage of revenue was primarily attributable to lower revenues in 2017.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near and intermediate term to be relatively stable to lower in absolute dollars relative to the most recent quarterly periods. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses decreased 29% from $7.5 million for the three months ended March 31, 2016 to $5.3 million in the same period in 2017. The net decrease in dollars was primarily due to a decrease in personnel costs which included $358,000 of employee separation related costs, stock-based compensation, travel costs, and fees paid to outside service providers totaling $2.2 million. As a percentage of revenue, product development expenses were relatively flat at 21% and 22% for the three months ended March 31, 2016 and 2017, respectively.

We expect product development expenditures to be stable to lower in the near and intermediate term in absolute dollars relative to our most recent quarterly periods. In the longer term, to the extent our revenues increase, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses decreased 14% from $4.7 million for the three months ended March 31, 2016 to $4.0 million in the same period in 2017. The net decrease in dollars was primarily due to a decrease in personnel costs, stock-based compensation, and fees paid to outside service providers totaling $621,000. As a percentage of revenue, general and administrative expenses were 13% and 16% for the three months ended March 31, 2016 and 2017, respectively. The percentage of revenue increase was primarily attributable to lower revenues in 2017.

We expect our general and administrative expenses to be stable to modestly lower in the near and intermediate term relative to our most recent quarterly periods. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price and forfeitures.

Income Taxes. The income tax expense from operations was $13,000 and $12,000 for the three months ended March 31, 2016 and 2017, respectively, and was related to state income taxes. The effective tax rate differed from the expected tax rate of 34% due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

Net Loss. Net loss was ($3.7) million and ($3.5) million for the three months ended March 31, 2016 and 2017, respectively. The reduction in loss was primarily due to the effect of fewer personnel, lower distribution partner payments and overall operating costs which were partially offset by lower revenues and $700,000 of employee related separation costs.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $103.1 million and we had current and long term contractual obligations of $7.3 million, of which $2.4 million is for rent under our facility leases.

Cash used in operating activities for the three months ended March 31, 2017 of approximately $878,000 consisted primarily of a net loss of $3.5 million, adjusted for non-cash items of $2.4 million, which primarily includes depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, and approximately $217,000 used in working capital and other activities.

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

With respect to a majority of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted the majority of revenues for the three months ended March 31, 2016 and 2017. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

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

We have payment arrangements with reseller partners, such as YP, CDK Global, hibu, Dex Media, Inc., and YPG whereby we receive payment generally between 30 and 60 days following the delivery of services. We also have payment arrangements with Resolution Media and OMD Digital, advertising agencies related to our call advertising services, whereby we receive payment when the agency’s advertiser pays the agency, which is generally between 60 and 90 days following the delivery of services and in some instances may take longer. For the three months ended and as of March 31, 2017, amounts from these partners and agencies totaled 53% of total revenue and $9.9 million in net accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 17% of total revenues and 25% of accounts receivable for the three months ended and as of March 31, 2017, respectively. We expect campaign spend levels related to State Farm to be lower compared to previous periods, which will result in lower total revenues and contributions. For the three months ended and as of March 31, 2017, amounts from these resellers and agencies along with T-Mobile accounted for 63% of total revenue and $12.3 million in net accounts receivable, respectively.

In 2016, we extended our local leads platform and pay-for-call services agreements with YP through December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. We also have a separate distribution partner agreement with YP. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. Net accounts receivable balances outstanding as of March 31, 2017 from YP totaled $3.5 million.

We have revenue concentrations with certain other large advertisers including reseller partners, and advertising agencies and most of these customers are not subject to long term contracts with us or have contracts with near term expiration dates such as YPG, and are generally able to reduce or cease advertising spending at any time and for any reason. Reseller partners, like YPG, purchase various advertising and marketing services, as well as provide us with a large number of advertisers. We expect YPG local leads platform revenues to be lower prospectively compared to previous periods and may cease by the end of 2017. A loss of certain reseller partners or a decrease in revenue from these resellers could adversely affect our business. In addition, we have an arrangement with T-Mobile for call advertising services, primarily pay-for-call, which accounted for 10% of total revenue during the three months ended March 31, 2017. There can be no assurances that T-Mobile will continue to spend at levels similar to prior quarters. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues and profitability. This could have a material adverse effect on our results of operations and financial condition. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, change marketing strategies or agency affiliations, be acquired by parent companies with alternative media tactics, delay payments or otherwise forfeit balances owed.

Cash used in investing activities for the three months ended March 31, 2017 of approximately $6,000 was attributable to purchases for property and equipment and purchases of domain names. Cash used in investing activities for the three months ended March 31, 2016 of approximately $475,000 was primarily attributable to purchases for property and equipment of approximately $248,000 and cash paid for costs incurred as a result of the sale of the remaining Archeo assets of $224,000.

We expect property and equipment purchases in the near and intermediate term to be relatively higher compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We expect our expenditures for product development initiatives and internally developed software will be modestly lower in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives.

Cash provided by financing activities for the three months ended March 31, 2017 of approximately $6,000 was attributable to proceeds from the employee stock purchase plan. Cash provided by financing activities for the three months ended March 31, 2016 of approximately $190,000 was primarily attributed to proceeds from employee stock option exercises and the employee stock purchase plan of $240,000. This was partially offset by redemption of stock totaling approximately $50,000.

The following table summarizes our contractual obligations as of March 31, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$2,350	$2,350	$—	$—
Other contractual obligations	4,939	3,481	1,457	1
Total contractual obligations (1)	$7,289	$5,831	$1,457	$1

(1)	Our tax contingencies of $1.1 million are not included due to their uncertainty.

We anticipate that we will need to invest working capital towards the development of our overall operations and to fund any losses from operations, and we expect that capital expenditures may increase in future periods, particularly with any increase in our operating activities. We may also pursue a significant number of acquisitions. As a result, we could experience a reduction of our cash balances or the incurrence of debt.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the three months ended March 31, 2016 and 2017.

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

Revenue

We currently generate revenue by delivering call advertising services that enable advertisers of all sizes to reach consumers across online, mobile and offline sources. Our primary source of revenue is performance-based advertising, which includes pay-for-call advertising and cost-per-action services. For pay-for-call advertising, revenue is recognized upon delivery of qualified and reported phone calls or other action to our advertisers or advertising service providers’ listing which occurs when a mobile, online or offline user makes a phone call or clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each phone call or other action on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third-party website in our distribution network to an advertiser website and completes the specified action.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, third-party vertical and branded websites, and mobile and offline sources. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per phone call or other action on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC 605, Revenue Recognition the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and we, in certain instances, are only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements, resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

When an arrangement involves multiple deliverables, the entire fee from the arrangement is allocated to each respective deliverable based on its relative selling price and recognized when revenue recognition criteria for each deliverable are met. The selling price for each deliverable is established based on the sales price charged when the same deliverable is sold separately, the price at which a third-party sells the same or similar and largely interchangeable deliverable on a standalone basis or the estimated selling price if the deliverable were to be sold separately.

In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends.

Stock-Based Compensation

FASB ASC 718, Compensation – Stock Compensation requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock issuances, and restricted stock units be based on estimated fair values. Beginning January 1,2017, we account for forfeitures as they occur, rather than estimating expected forfeitures. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method.

We generally use the Black-Scholes option pricing model as our method of valuation for stock-based awards with time- based vesting. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors.

Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, Compensation – Stock Compensation, the assumptions used in calculating fair value of stock-based awards and the use of the Black-Scholes option pricing model is highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 3 Stock-based Compensation Plans in the Condensed Notes to Consolidated Financial Statements for additional information.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. On January 1, 2017, previously unrecognized excess tax benefits of $3.7 million were recorded to accumulated deficit and an increase to our deferred tax assets with a corresponding change to the valuation allowance as a result of the adoption of ASU 2016-09. We also adopted ASU 2015-17, on January 1, 2017, which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The adoption of this standard did not have any impact on the company’s financial statements due to the full valuation allowance recorded on our deferred taxes. Uncertain tax positions as of March 31, 2017 amounted to $1.1 million.

We determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2016 and March 31, 2017. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

Recent Accounting Pronouncement Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 may be applied using either (i) a full retrospective approach for all periods presented in the period of adoption, or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of adoption and providing certain additional disclosures. In 2016, the FASB issued additional guidance to clarify the implementation guidance including ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations. This ASU clarifies the implementation guidance for principal versus agent considerations in ASU No. 2014-09 and provides indicators that assist in the assessment of control. We will adopt the new standard on January 1, 2018. We have initiated an assessment of our revenue streams and a project plan for implementing these standards. Our evaluation of the impact of the new standard is ongoing and we have not yet completed our assessment of the effect that ASU No. 2014-09 and related standards will have on our consolidated financial statements and related disclosures. We currently plan to use the modified retrospective approach; however, a final decision regarding the adoption method has not been finalized at this time.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842) (ASU 2016-02), an ASU requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The ASU must be adopted using a modified retrospective approach. We anticipate that adoption will affect our statement of financial position and will require changes to some of our processes. Most significant to us, the new guidance requires lessees to recognize operating building leases with a term of more than 12 months as lease assets and lease liabilities. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), an ASU which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU must be adopted using retrospective approach. We do not expect adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets other than Inventory (ASU 2016-16), an ASU requiring the recognition of income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU must be adopted using a modified retrospective approach. We do not expect adoption of ASU 2016-16 to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the FASB Emerging Issues Task Force) (ASU 2016-18), an ASU requiring entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU must be adopted using retrospective approach. We do not expect adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01), an ASU changing the definition of a business to assist with evaluating whether a set of transferred assets and activities is a business. The ASU is effective for reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The ASU must be adopted using a prospective approach on or after the effective date. We do not expect adoption of ASU 2017-01 to have a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2016 Annual Report on Form 10-K. They have been updated to include information as of May 9, 2017.

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

We had an accumulated deficit of $251.1 million as of March 31, 2017. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We believe that our future revenue growth will depend on, among other factors, our ability to attract new advertisers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully improve existing products and services, and develop successful new products and services. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

We are dependent on certain distribution partners, for distribution of our services, and we derive a majority of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 10% of total revenues for the three months ended March 31,

2017. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations. Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for February 2017, Yahoo! and Microsoft accounted for 11.6% and 22.7%, respectively, of the core search market in the United States and Google accounted for 63.4%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Yahoo! are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP, Resolution Media, OMD Digital, hibu, Inc., CDK Global, Yodle, and YPG for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners and agencies could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

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

Through our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2016, we extended these agreements through December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. YP is our largest reseller partner and was responsible for 22% of our total revenues for the three months ended March 31, 2017. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue with any revenue increase. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 11% and less than 10% of total revenues, respectively, for the three months ended March 31, 2017.

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

These claims and risks may vary depending on the nature of the aggregated client base. Among other claims, we may be subject to disputes based on third-party tracking information or analysis. We may also be subject to differing credit profiles and risks based on the agency relationship associated with these advertisers. For such advertisers, payment may be made on an invoice basis, unlike our retail platform, which in many instances is paid in advance of the service. In some limited circumstances, we may also have accepted individual advertiser payment liability in place of liability of the advertising agency or media advisor.

We received approximately 60% and 56% of our revenue from our five largest customers for the year ended December 31, 2016 and the three months ended March 31, 2017, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 60% and 56% of our total revenues for the year ended December 31, 2016 and the three months ended March 31, 2017, respectively. YP and Resolution Media were our largest customers and were responsible for 22% and 11% of our total revenues, respectively, for the three months ended March 31, 2017.

Through our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2016, we extended these agreements through December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue with any revenue increase. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with them in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

Our primary arrangement with Resolution Media, who acts as an agent on advertisers’ behalf, is for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm, represented the majority of the revenue generated by Resolution Media for the three months ended March 31, 2017. State Farm, who utilizes our services through multiple relationships, accounted for 17% of total revenues for the three months ended March 31, 2017. We expect campaign spend levels related to State Farm to be lower compared to previous periods, which will result in lower total revenues and contributions.

Many of our other large customers, including reseller partners, and advertising agencies are not subject to long term contracts with us or have contracts with near term expiration dates such as YPG, and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners, like YPG, purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. We expect YPG local leads platform revenues to be lower prospectively compared to previous periods and may cease by the end of 2017. A loss of certain reseller partners or a decrease in revenue from these resellers could adversely affect our business. In addition, we have an arrangement with T-Mobile for call advertising services, primarily pay-for-call, which accounted for 10% of total revenue for the three months ended March 31, 2017. There can be no assurances that T-Mobile will continue to spend at levels similar to prior quarters. In some cases, we engage with our customers through advertising agencies, who act on behalf of the customer. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

We have a large number of distribution partners who display our advertiser listings on their networks. Our advertiser listings are delivered to our distribution partners in an automated fashion through the distribution partners’ user interface. Our distribution partners are contractually required to use the listings created by our advertiser customers in accordance with applicable laws and regulations and in conformity with the publication restrictions in our agreements, which are intended to promote the quality and validity of the traffic provided to our advertisers. Nonetheless, we do not operationally control or manage these distribution partners or third parties they may contract with and any breach of these agreements on the part of any distribution partner or its affiliates could result in liability for our business. These agreements include indemnification obligations on the part of our distribution partners, but there is no guarantee that we would be able to collect against offending distribution partners or their affiliates in the event of a claim under these indemnification provisions. Alternatively, we may incur substantial costs as part of our indemnification obligations to distribution partners for liability they may incur as a result of displaying content we have provided them. Any costs incurred as a result of activities of our distribution partners and their third-party partners could have a material adverse effect on our business, operating results and financial condition.

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

For example, as a result of the actions of advertisers in our network, we may be subject to private or governmental actions relating to a wide variety of issues, such as privacy, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against liabilities or losses resulting from the content of our advertiser listings, or resulting from third-party intellectual property infringement claims. Although our advertisers agree to indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liabilities or losses incurred by us as a result of the activities of our advertisers.

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

Certain voice and mobile advertising-based products are heavily reliant on vendors. The free directory product that we provide relies on technology provided by third-party vendors that include voice recognition software and business, government and residence data listings. We cannot guarantee that the technology, data and services provided by our third-party vendors will be of sufficient quality to meet the demands of our customers and partners. Further, we cannot guarantee that the technologies, data and services will be available to us in the future on acceptable terms, if at all. Any perception by our customers or partners that our voice and mobile advertising-based products are incomplete or not of sufficient quality could lead to a loss in confidence by our customers or partners, which in turn could lead to a decline in revenues. If we are unable to continue maintaining, advancing and improving our voice and mobile advertising-based products, our operating results may be adversely affected.

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

If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater dis- synergies than expected, and the impact of the divestiture on our revenue may be larger than projected.

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

We have experienced recent turnover in certain senior executives , and currently the duties and responsibilities of the chief executive officer are performed by the office of the CEO consisting of Michael Arends, Ethan Caldwell and Russell Horowitz and subject to oversight by our Chairman, Anne Devereux-Mills. We are assessing our current and future senior leadership needs, although we may not be successful in finding or hiring suitable additional senior leadership.

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

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. We increased the valuation allowance by $22.3 million to record a full valuation allowance against our deferred tax assets as of September 30, 2014 resulting in a corresponding income tax expense of $22.3 million for the third quarter of 2014. As of March 31, 2017, our deferred tax assets were $48.4 million and we have provided a full valuation allowance of $48.4 million as we believe it is not more likely than not that these assets will be realized.

We may experience unforeseen liabilities arising out of third-party domain names included in our distribution network, which could negatively impact our financial results.

We display pay-for-call listings on third-party domain names and third-party websites that are part of our distribution network, which could subject us to a wide variety of civil claims including intellectual property ownership and infringement. The potential violation of third-party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

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

We rely on third-party technology, platforms, carriers, communications providers, and server and hardware providers, and a failure of service by these providers could adversely affect our business and reputation.

We rely upon third-party colocation providers to host our main servers. If these providers are unable to handle current or higher volumes of use, experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our colocation providers.

We also rely on a select group of third-party providers for components of our technology platform and support for our call-based and advertising services, such as hardware and software providers, telecommunications carriers and Voice over Internet Protocol (VoIP) providers, credit card processors and domain name registrars. As a result, key operational resources of our business are concentrated with a limited number of third-party providers. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation. Furthermore, if any of these significant providers are unable to provide the levels of service and dedicated resources over time that we required in our business, we may not be able to replace certain of these providers in a manner that is efficient, cost-effective or satisfactory to our customers, and as a result our business could be materially and adversely affected. Short term or repeat problems with any of these service providers could provide an interruption of service or service quality impairment to significant customers, which could also impact materially our revenue in any period due to credits or potential loss of significant customers.

If our security measures, including those of our vendors or partners, are breached or are perceived as not being secure, we may lose advertisers, reseller partners and distribution partners and as a result we may incur significant legal and financial exposure and suffer an adverse effect on our business.

We store and transmit data and information about our advertisers, reseller partners, distribution partners and their respective users. We also work with vendors and partners who may come into contact with certain data, such as carriers, colocation and data storage facilities and distribution partners referring callers. We deploy security measures to protect this data and information, as do third parties we utilize to assist in data and information storage. Our security measures and those of the third parties we partner with to assist in data and information storage, as well as to assist in the delivery of services to our advertisers, may suffer breaches. Security breaches of our data storage systems or our third-party colocation and technology providers we utilize to store data and information relating to our advertisers, reseller partners, distribution partners and their respective users could expose us to significant potential liability. Similarly, security breaches of our vendors and partners, or ineffective data security by our vendors or partners, may result in similar significant liability. In addition, security breaches, actual or perceived, could result in legal liability, government fines, and the loss of advertisers, reseller partners and distribution partners that could potentially have an adverse effect on our business.

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
•

U.S. Patent Number 9,232,052 entitled “Analyzing Voice Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was issued January 5, 2016, and its continuation Patent Number 9,596,356 was issued March 14, 2017.

•

U.S. Patent Application Number 14/550,089 entitled “Identifying Call Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014.

•	U.S. Patent Application Number 14/714,141 entitled “Call Analytics for Mobile Advertising” was filed May 15, 2015.
•	U.S. Patent Number 9,485,354 912 entitled “Identifying Call Features and Associations to Detect Call Traffic Pumping and Take Corrective Action” was issued November 1, 2016.
•	U.S. Patent Application Number 62/433,682 entitled “Source Agnostic Correlation of Consumer Telephone Numbers and User Identifiers” was filed November 13, 2016.

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

Furthermore, the application of existing laws and regulations to companies that engage in e-commerce, or otherwise interact with the Internet remains somewhat unclear. For example, as a result of the actions of advertisers in our network, we may be subject to existing laws and regulations relating to a wide variety of issues such as consumer privacy, gambling, sweepstakes, advertising, promotions, defamation, pricing, taxation, financial market regulation, quality of products and services, computer trespass, spyware, adware, child protection and intellectual property ownership and infringement. In addition, it is not clear whether existing laws that require licenses or permits for certain of our advertisers’ lines of business apply to us, including those related to insurance and securities brokerage, law offices and pharmacies. Existing federal, state, and foreign laws that may affect the growth and profitability of our business include, among others:

•

The Digital Millennium Copyright Act (DMCA) provides protection from copyright liability for online service providers that list or link to third-party websites. We currently qualify for the safe harbor under the DMCA; however, if it were determined that we did not meet the safe harbor requirements, we could be exposed to copyright infringement litigation, which could be costly and time-consuming.

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

As of March 31, 2017, Russell C. Horowitz and Ethan A. Caldwell, two of our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 77% of the combined voting power of all outstanding shares of our capital stock. These founders together controlled 77% of the combined voting power of all outstanding shares of our capital stock as of March 31, 2017. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third-party from acquiring us which could adversely affect the market price of our Class B common stock.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Our certificate of incorporation, as amended, our by-laws and Delaware law contain provisions that could discourage, delay or prevent a third-party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Class B common stock. The following are examples of such provisions in our certificate of incorporation, as amended, or our by-laws:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended March 31, 2017, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the plan.

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

MARCHEX, INC.

Date: May 9, 2017	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.