Form 10-Q
period 2017-06-30
MARCHEX INC
filed 2017-08-04
CIK 1224133

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 2, 2017
Class A common stock, par value $.01 per share	5,056,136
Class B common stock, par value $.01 per share	38,286,479

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	June 30,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$103,950	$102,429
Accounts receivable, net	18,922	15,461
Prepaid expenses and other current assets	1,531	2,004
Refundable taxes	98	94
Total current assets	124,501	119,988
Property and equipment, net	3,557	2,962
Other assets, net	214	329
Total assets	$128,272	$123,279
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,811	$5,098
Accrued expenses and other current liabilities	7,707	6,469
Deferred revenue	349	337
Total current liabilities	14,867	11,904
Other non-current liabilities	134	540
Total liabilities	15,001	12,444
Stockholders’ equity:
Class A common stock	53	53
Class B common stock	380	385
Treasury stock	—	(2)
Additional paid-in capital	360,422	362,810
Accumulated deficit	(247,584)	(252,411)
Total stockholders’ equity	113,271	110,835
Total liabilities and stockholders’ equity	$128,272	$123,279

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2017	2016	2017
Revenue	$70,397	$46,391	$34,412	$22,016
Expenses:
Service costs	42,459	25,773	20,477	12,175
Sales and marketing	11,171	8,463	5,649	3,471
Product development	15,027	9,553	7,555	4,283
General and administrative	10,495	7,424	5,833	3,394
Acquisition and disposition related costs	308	—	304	—
Total operating expenses	79,460	51,213	39,818	23,323
Impairment of goodwill	(63,305)	—	(63,305)	—
Loss from operations	(72,368)	(4,822)	(68,711)	(1,307)
Other income (expense), net	(75)	57	(68)	40
Loss before provision for income taxes	(72,443)	(4,765)	(68,779)	(1,267)
Income tax expense	25	25	12	13
Net loss applicable to common stockholders	$(72,468)	$(4,790)	$(68,791)	$(1,280)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(1.75)	$(0.11)	$(1.65)	$(0.03)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	5,233	5,056	5,233	5,056
Class B	36,238	37,435	36,499	37,698
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	5,233	5,056	5,233	5,056
Class B	41,471	42,491	41,732	42,754

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2016	2017
Operating Activities:
Net loss	$(72,468)	$(4,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,690	1,477
Impairment of goodwill	63,305	—
Allowance for doubtful accounts and advertiser credits	627	506
Stock-based compensation	5,467	2,338
Change in certain assets and liabilities:
Accounts receivable, net	(1,307)	2,955
Refundable taxes	3	4
Prepaid expenses, other current assets and other assets	(600)	(391)
Accounts payable	148	(1,702)
Accrued expenses and other current liabilities	1,096	(875)
Deferred revenue	(359)	(12)
Other non-current liabilities	(255)	(134)
Net cash used in operating activities	(2,653)	(624)
Investing Activities:
Cash paid for sale of Archeo assets	(224)	—
Purchases of property and equipment	(362)	(906)
Purchases of intangible assets	(8)	(6)
Net cash used in investing activities	(594)	(912)
Financing Activities:
Tax withholding related to restricted stock awards	(94)	—
Repurchase of Class B common stock	(365)	—
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	328	15
Net cash provided by (used in) financing activities	(131)	15
Net decrease in cash and cash equivalents	(3,378)	(1,521)
Cash and cash equivalents at beginning of period	109,155	103,950
Cash and cash equivalents at end of period	$105,777	$102,429

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a call analytics company that helps businesses connect, drive, measure, and convert callers into customers. The Company provides products and services for businesses of all sizes that depend on calls to drive sales. The Company’s analytics technology can facilitate call quality, analyze calls and measure the outcomes of calls. The Company also delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect consumers with businesses over the phone.

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period. The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2016, as amended, filed with the SEC.

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

Recent Accounting Pronouncement(s) Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In 2016, the FASB issued additional guidance to clarify the implementation guidance including ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations. This ASU clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09 and provides indicators that assist in the assessment of control. ASU 2014-09 allows adoption using either (i) a full retrospective approach for all periods presented in the period of adoption, or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of adoption and providing certain additional disclosures. The Company will adopt the new standard on January 1, 2018 using the modified retrospective approach. The Company has initiated an assessment of its revenue streams and a project plan for implementing these standards. The Company’s evaluation of the impact of the new standard is ongoing and it has not yet completed its assessment of the effect that ASU 2014-09 and related standards will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842) (ASU 2016-02), an ASU requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company currently plans to adopt the new standard on January 1, 2019. The ASU must be adopted using a modified retrospective approach. The Company anticipates that adoption will affect its statement of financial position and will require changes to some of its processes. Most significant to the Company, the new guidance requires lessees to recognize operating building leases with a term of more than 12 months as lease assets and lease liabilities. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting, an ASU clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU should be adopted using a prospective approach on or after the adoption date.  The Company does not expect adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2016	2017	2016	2017
Service costs	$405	$255	$207	$130
Sales and marketing	968	469	529	63
Product development	1,161	298	629	207
General and administrative	2,933	1,316	2,136	581
Total stock-based compensation	$5,467	$2,338	$3,501	$981

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the quarters ended June 30, 2016 and 2017, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2016	2017	2016	2017
Expected life (in years)	4.0-6.25	4.0-6.25	4.0-6.25	4.0-6.25
Risk-free interest rate	0.86%-1.15%	1.68%-1.94%	0.86%-1.15%	1.68-1.94%
Expected volatility	57%-58%	56-57%	57%-58%	56%
Expected dividend yield	0%	0%	0%	0%

Stock option activity during the six months ended June 30, 2017 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2016	7,678	$5.97	5.07
Options granted	1,097	2.71
Options forfeited	(698)	4.21
Options expired	(1,609)	6.07
Balance at June 30, 2017	6,468	$5.78	6.09

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the six months ended June 30, 2017 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2016	2,757	$3.90
Granted	341	2.73
Vested	(686)	4.60
Forfeited	(531)	4.20
Unvested balance at June 30, 2017	1,881	$3.35

In the six months ended June 30, 2016, the Company repurchased approximately 23,000 shares from certain executives for minimum withholding taxes on approximately 80,000 restricted stock award vests. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executive’s minimum withholding taxes of $94,000, which was remitted in cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

The following table calculates net loss applicable to common stockholders used to compute basic loss per share for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2016		2017
	Class A	Class B	Class A	Class B
Basic net loss per share
Numerator:
Net loss applicable to common stockholders	$(9,144)	$(63,324)	$(570)	$(4,220)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,233	36,238	5,056	37,435
Basic net loss per share applicable to common stockholders	$(1.75)	$(1.75)	$(0.11)	$(0.11)

	Three months ended June 30,
	2016		2017
	Class A	Class B	Class A	Class B
Basic net loss per share
Numerator:
Net loss applicable to common stockholders	$(8,625)	$(60,166)	$(151)	$(1,129)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,233	36,499	5,056	37,698
Basic net loss per share applicable to common stockholders	$(1.65)	$(1.65)	$(0.03)	$(0.03)

The following table calculates net loss to net loss applicable to common stockholders used to compute diluted net loss per share for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2016		2017
	Class A	Class B	Class A	Class B
Diluted net loss per share
Numerator:
Net loss	$(9,144)	$(63,324)	$(570)	$(4,220)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(9,144)	—	(570)
Net loss applicable to common stockholders	$(9,144)	$(72,468)	$(570)	$(4,790)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,233	36,238	5,056	37,435
Conversion of Class A to Class B common shares outstanding	—	5,233	—	5,056
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,233	41,471	5,056	42,491
Diluted net loss per share applicable to common stockholders	$(1.75)	$(1.75)	$(0.11)	$(0.11)

	Three months ended June 30,
	2016		2017
	Class A	Class B	Class A	Class B
Diluted net loss per share
Numerator:
Net loss	$(8,625)	$(60,166)	$(151)	$(1,129)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(8,625)	—	(151)
Net loss applicable to common stockholders	$(8,625)	$(68,791)	$(151)	$(1,280)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,233	36,499	5,056	37,698
Conversion of Class A to Class B common shares outstanding	—	5,233	—	5,056
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,233	41,732	5,056	42,754
Diluted net loss per share applicable to common stockholders	$(1.65)	$(1.65)	$(0.03)	$(0.03)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three and six months ended June 30, 2016 and 2017, outstanding options to acquire 9,901 and 6,468 shares, respectively of Class B common stock.
•	For the three and six months ended June 30, 2016 and 2017, 1,467 and 467 shares of unvested Class B restricted common shares, respectively.
•	For the three and six months ended June 30, 2016 and 2017 2,115 and 1,414 restricted stock units, respectively.

(5) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one financial institution and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during the six months ended June 30, 2016 and 2017, the Company held cash equivalents in a commercial paper sweep account with the same financial institution. These Level 2 assets were fully liquidated prior to June 30, 2016 and 2017.

A significant amount of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of revenue for the three and six months ended June 30, 2016 and 2017.

The advertisers representing more than 10% of revenue are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2016	2017	2016	2017
Advertiser A	24%	22%	24%	22%
Advertiser B	24%	17%	22%	16%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2016	At June 30, 2017
Advertiser A	11%	21%
Advertiser B	30%	27%
Advertiser C	15%	11%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 20% and 21% of revenue for the three and six months ended June 30, 2016, respectively, and less than 10% and 10% of revenue for the three and six months ended June 30, 2017, respectively. This same advertising agency represented 26% and 14% of accounts receivable as of December 31, 2016 and June 30, 2017, respectively. One other advertising agency represented less than 10% of accounts receivable as of December 31, 2016, and 16% of accounts receivable as of June 30, 2017.

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

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2016	2017	2016	2017
United States	97%	96%	96%	95%
Canada	3%	4%	4%	5%
Other countries	*	*	*	*
	100%	100%	100%	100%

*	Less than 1% of revenue.

(7) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2016	At June 30, 2017
Computer and other related equipment	$18,467	$19,338
Purchased and internally developed software	6,811	6,811
Furniture and fixtures	1,493	1,493
Leasehold improvements	2,371	2,095
	$29,142	$29,737
Less: Accumulated depreciation and amortization	(25,585)	(26,775)
Property and equipment, net	$3,557	$2,962

Depreciation and amortization expense related to property and equipment was approximately $808,000 and $724,000 for the three months ended June 30, 2016 and 2017, respectively, and was approximately $1.7 million and $1.5 million for the six months ended June 30, 2016 and 2017, respectively.

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

	Facilities operating leases	Other contractual obligations	Total
2017	$880	$1,968	$2,848
2018	1,438	1,940	3,378
2019	1,296	615	1,911
2020	1,520	1	1,521
2021 and after	6,983	—	6,983
Total minimum payments	$12,117	$4,524	$16,641

In June 2017, the Company entered into an amendment to the lease agreement originally dated in June 2009 and as amended to date, with respect to office space in Seattle, Washington. The amendment extends the lease term for a period of 84 months expiring on March 31, 2025 and reduces the leased office space starting on September 1, 2017. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, the lessor will pay towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company may use up to approximately $180,000 of any unused landlord contribution as a credit against any payment obligation under the lease. In March 2018, the lessor will refund the previously provided security deposit and the Company will provide a letter of credit to the lessor in the amount of $575,000, which will be reduced by $100,000 each March starting in 2019.

Rent expense incurred by the Company was approximately $494,000 and $464,000 for the three months ended June 30, 2016 and 2017, respectively, and was approximately $986,000 and $953,000 for the six months ended June 30, 2016 and 2017, respectively.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2016 and June 30, 2017. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(d) Other

In the third quarter of 2016, the Company incurred approximately $1.6 million in employee separation and facility termination related costs. At December 31, 2016, $354,000 was accrued, of which substantially all was paid in the first half of 2017.

In the first quarter of 2017, the Company incurred approximately $700,000 of employee separation related costs as part of savings measures implemented in 2017, which was paid in the first half of 2017.

(9) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2016, the Company repurchased 89,000 shares of Class B common stock for $363,000. The Company did not repurchase any Class B common stock for the six months ended June 30, 2017.

During the six months ended June 30, 2016, the Company’s board of directors approved and the Company retired approximately 210,000 shares of treasury stock.

(10) Goodwill

For the three months ended June 30, 2016, the Company’s stock price was impacted by volatility, among other factors, in the U.S. financial markets, and traded below the then book value for an extended period of time. Accordingly, the Company tested its goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of the Company’s single reporting unit and recognized an impairment loss during the second quarter of 2016 of $63.3 million which reduced goodwill to $0 on the Company’s balance sheet. The fair value of the Company’s single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including the Company’s stock price. The goodwill impairment loss resulted primarily from a sustained decline in the Company’s common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflected changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

Overview

References herein to “we,” “us” or “our” refer to Marchex, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Marchex is a call analytics company that helps businesses connect, drive, measure and convert callers into customers.

We provide products and services for businesses of all sizes that depend on calls to drive sales. Our media analytics products can provide actionable intelligence on the major media channels advertisers use to acquire customers over the phone.

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

Leveraging the call analytics platform, Marchex Omnichannel Analytics Cloud provides a single source to marketers to see which media channels are driving phone calls across Search, Display and Video, and Social Media. Our Omnichannel Analytics Cloud products include:

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

Marchex Speech Analytics. Launched in April 2017, Marchex Speech Analytics is a product that helps enable actionable insights for enterprise and mid-sized companies, helping them understand what is happening on inbound calls from consumers. Leveraging Marchex’s proprietary Call DNA® technology to aggregate and analyze call data, Marchex Speech Analytics includes dashboards and visual analytics to make it easier for marketers and call center teams to discern actionable insights.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our local leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The local leads platform is highly scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our primary contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2016, we extended these agreements through December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four months of notice. We also have a separate distribution partner agreement with YP. Dex Media, Inc. (“Dex”) recently acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We have a separate reseller partner arrangement with Dex for call advertising services. YP is our largest reseller partner and was responsible for 24% of our total revenues for both the three and six months ended June 30, 2016, respectively, and YP including Dex was 22% of our total revenues for both three and six months ended June 30, 2017.

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

The comparative periods presented are for the three and six months ended June 30, 2016 and 2017.

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

We have revenue concentrations with certain large customers including reseller partners and advertising agencies. Many of these customers are not subject to long term contracts with us or have contracts with near term expiration dates, and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. A loss of certain reseller partners or a decrease in revenue from these resellers could adversely affect our business. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies may place insertion orders with us for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising arrangements with certain large customers, which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. On January 1, 2017, previously unrecognized excess tax benefits of $3.7 million were recorded to accumulated deficit and an increase to our deferred tax assets with a corresponding change to the valuation allowance as a result of the adoption of ASU 2016-09. We also adopted ASU 2015-17 on January 1, 2017, which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The adoption of this standard did not have any impact on the company’s financial statements due to the full valuation allowance recorded on our deferred taxes. Uncertain tax positions as of June 30, 2017 amounted to $1.1 million.

At June 30, 2017, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $48.5 million will be realized and accordingly, we have recorded a 100% valuation allowance of $48.5 million against these deferred tax assets. This compares to a valuation allowance of $44.5 million at December 31, 2016. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We also considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We incurred taxable losses in 2014, 2015, and 2016. As of June 30, 2017, our federal NOL carryforwards were approximately $71.3 million for income tax purposes, which will begin to expire in 2026. As of June 30, 2017, our state, city, and other foreign jurisdiction NOL carryforwards were approximately $6.5 million, which begin to expire in 2025.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2017	2016	2017
Revenue	100%	100%	100%	100%
Expenses:
Service costs	60%	56%	60%	55%
Sales and marketing	16%	18%	16%	16%
Product development	21%	20%	22%	20%
General and administrative	15%	16%	17%	15%
Acquisition and disposition related costs	1%	0%	1%	—
Total operating expenses	113%	110%	116%	106%
Impairment of goodwill	(90%)	(—%)	(184%)	(—%)
Loss from operations	(103%)	(10%)	(200%)	(6%)
Other expense	0%	0%	0%	0%
Loss before provision for income taxes	(103%)	(10%)	(200%)	(6%)
Income tax expense	0%	0%	0%	0%
Net loss applicable to common stockholders	(103%)	(10%)	(200%)	(6%)

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2017 and the six months ended June 30, 2016 to the six months ended June 30, 2017.

Revenue

Revenue decreased 36% from $34.4 million for the three months ended June 30, 2016 to $22.0 million in the same period in 2017. Revenue decreased 34% from $70.4 million for the six months ended June 30, 2016 to $46.4 million in the same period in 2017. This decrease was due primarily to larger advertiser budget reductions for our pay-for-call services, and fewer accounts and related performance-based advertising and platform revenues from reseller partners like YP.

We expect our revenues to be lower in the near term compared to the most recent quarters with fewer small business accounts on our local leads platform and reduced demand for calls from our call advertising customers.

Under our primary contract with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP. We charge an agreed-upon price for qualified calls or leads from our network. In 2016, we extended these agreements through December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue with any revenue increase. We also have a separate distribution partner agreement with YP. Dex recently acquired YP Holdings, which is the parent company of YP. We have a separate partner reseller arrangement with Dex for call advertising services. It is possible that this acquisition may result in changes to our relationship and arrangements with YP and/or Dex, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from YP. There can be no assurance that our business with YP and/or Dex in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. YP was responsible for 24% of our total revenues for both the three and six months ended June 30, 2016 and YP including Dex was 22% for both the three and six months ended June 30, 2017.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 20% of total revenues and less than 10% of total revenues for the three months ended June 30, 2016 and 2017, respectively, and 21% and 10% for the six months ended June 30, 2016 and 2017, respectively, of which the majority of the revenues related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 22% and 16% of total revenues for the three months ended June 30, 2016 and 2017, respectively, and 24% and 17% for the six months ended June 30, 2016 and 2017, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns which are for a set period of time and/or budget level. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to previous quarters, which will result in lower total revenues and contribution.

We have revenue concentrations with certain large customers including reseller partners and advertising agencies. Many of these customers are not subject to long term contracts with us or may have contracts with near term expiration dates such as Yellow Pages Ltd (“YPG”), and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners, like YPG, purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. We expect YPG local leads platform revenues to be lower prospectively compared to previous periods and may cease by the end of 2017. A loss of certain reseller partners or a decrease in revenue from these resellers could adversely affect our business. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising arrangements with certain large customers, such as T-Mobile, which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers including T-Mobile will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

Expenses

Expenses were as follows (in thousands):

	Six months ended June 30,				Three months ended June 30,
	2016	% of revenue	2017	% of revenue	2016	% of revenue	2017	% of revenue
Service costs	$42,459	60%	$25,773	56%	$20,477	60%	$12,175	55%
Sales and marketing	11,171	16%	8,463	18%	5,649	16%	3,471	16%
Product development	15,027	21%	9,553	20%	7,555	22%	4,283	20%
General and administrative	10,495	15%	7,424	16%	5,833	17%	3,394	15%
Acquisition and disposition related costs	308	1%	—	—%	304	1%	—	—%
	$79,460	113%	$51,213	110%	$39,818	116%	$23,323	106%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2016	2017	2016	2017
Service costs	$405	$255	$207	$130
Sales and marketing	968	469	529	63
Product development	1,161	298	629	207
General and administrative	2,933	1,316	2,136	581
Total stock-based compensation	$5,467	$2,338	$3,501	$981

See Note 3. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 41% from $20.5 million for the three months ended June 30, 2016 to $12.2 million in the same period in 2017. As a percentage of revenues, service costs were 60% and 55% for the three months ended June 30, 2016 and 2017, respectively. The decrease in dollars was primarily due to a decrease in distribution partner payments, personnel costs, stock-based compensation, and communication and network costs totaling $8.2 million. The decrease as a percentage of revenue was primarily a result of lower distribution partner payments and decreases in overall operating costs.

Service costs decreased 39% from $42.5 million in the six months ended June 30, 2016 to $25.8 million in the same period in 2017. As a percentage of revenues, service costs were 60% and 56% for the six months ended June 30, 2016 and 2017, respectively. The decrease in dollars was primarily due to a decrease in distribution partner payments, personnel costs, stock-based compensation, and communication and network costs totaling $16.3 million.  The decrease as a percentage of revenue was primarily a result of lower distribution partner payments and decreases in overall operating costs.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform makes up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect in the near and intermediate term for service costs as a percentage of revenue to be relatively stable, and in absolute dollars for service costs to be stable to modestly lower relative to the most recent quarterly periods. We also expect service costs in absolute dollars to increase over the longer term in connection with any revenue increase and expansion in our communication and network infrastructure.

Sales and Marketing. Sales and marketing expenses decreased 39% from $5.6 million for the three months ended June 30, 2016 to $3.5 million in the same period in 2017. The decrease was primarily due to a decrease in personnel costs, stock-based compensation, and travel costs totaling $1.9 million. As a percentage of revenue, sales and marketing expenses were 16% for both the three months ended June 30, 2016 and 2017.

Sales and marketing expenses decreased 24% from $11.2 million for the six months ended June 30, 2016 to $8.5 million in the same period in 2017. The net decrease in dollars was primarily attributable to a decrease in personnel costs which included $307,000 of employee separation related costs in the 2017 period, stock-based compensation, and travel costs totaling $2.3 million. As a percentage of revenue, sales and marketing expenses were 16% and 18% for the six months ended June 30, 2016 and 2017, respectively. The increase as a percentage of revenue was primarily attributable to lower revenues in 2017.

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

Product Development. Product development expenses decreased 43% from $7.6 million for the three months ended June 30, 2016 to $4.3 million in the same period in 2017. As a percentage of revenue, product development expenses were 22% and 20% for the three months ended June 30, 2016 and 2017, respectively. The net decrease in dollars and percentage was primarily due to a decrease in personnel costs, stock-based compensation, and travel costs totaling $3.2 million.

Product development expenses decreased 36% from $15.0 million for the six months ended June 30, 2016 to $9.6 million in the same period in 2017. The net decrease in dollars was primarily due to a decrease in personnel costs, which included $358,000 of employee separation related costs in the 2017 period, stock-based compensation, and travel costs totaling $5.3 million. As a percentage of revenue, product development expenses were relatively flat at 20% for both the six months ended June 30, 2016 and 2017.

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

General and Administrative. General and administrative expenses decreased 42% from $5.8 million for the three months ended June 30, 2016 to $3.4 million in the same period in 2017. As a percentage of revenue, general and administrative expenses were 17% and 15% for the three months ended June 30, 2016 and 2017, respectively. The net decrease in dollars and percentage was primarily due to a decrease in personnel costs, stock-based compensation, and fees paid to outside service providers totaling $2.4 million.

General and administrative expenses decreased 29% from $10.5 million in the six months ended June 30, 2016 to $7.4 million in the same period in 2017. The net decrease in dollars was primarily due to a decrease in personnel costs, stock-based compensation, and fees paid to outside service providers totaling $3.1 million. As a percentage of revenue, general and administrative expenses were relatively flat at 15% and 16% for the six months ended June 30, 2016 and 2017, respectively.

We expect our general and administrative expenses to be stable in the near and intermediate terms relative to our most recent quarterly periods. We expect that our general and administrative expenses will increase in the longer term to the extent that we expand our operations, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price and forfeitures.

Impairment of goodwill. For the three months ended June 30, 2016, our stock price was impacted by volatility in the U.S. financial markets, and traded below the then book value for an extended period of time. Accordingly, we tested goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized an impairment loss during the second quarter of 2016 of $63.3 million reducing our goodwill to $0 on our balance sheet. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The goodwill impairment loss resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflected changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.

Income Taxes. Income tax expense for the three and six months ended June 30, 2016 and 2017, was $12,000 and $25,000, respectively, and consisted of state income taxes. The effective tax rate differed from the expected tax rate of 34% due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

Net Loss. Net loss was ($68.8) million and ($72.5) million in the three and six months ended June 30, 2016, respectively, and was ($1.3) million and ($4.8) million in the same periods in 2017, respectively. The reduction in loss was primarily attributable to a goodwill impairment charge in the second quarter of 2016 in the amount of $63.3 million. The reduction in loss to a lesser extent was also due to the effect of fewer personnel, lower distribution partner payments and overall operating costs in 2017, which were partially offset by lower revenues and $700,000 of employee related separation costs.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $102.4 million and we had current and long term contractual obligations of $16.8 million, of which $12.3 million is for rent under our facility leases.

Cash used in operating activities for the six months ended June 30, 2017 of approximately $624,000 consisted primarily of a net loss of $4.8 million, adjusted for non-cash items of $4.3 million, which primarily includes depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, and approximately $156,000 used in working capital and other activities.

Cash used in operating activities for the six months ended June 30, 2016 of approximately $2.7 million consisted primarily of a net loss of $72.5 million, adjusted for non-cash items of $71.1 million, including impairment of goodwill of $63.3 million, depreciation and amortization, allowance for doubtful accounts and advertiser credits, stock-based compensation, and approximately $1.3 million used in working capital and other activities.

With respect to a majority of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the three and six months ended June 30, 2016 and 2017. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

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

We have payment arrangements with reseller partners, such as YP and/or Dex, CDK Global, hibu, and YPG whereby we receive payment generally between 30 and 60 days following the delivery of services. We also have payment arrangements with Resolution Media and OMD Digital, advertising agencies related to our call advertising services, whereby we receive payment when the agency’s advertiser pays the agency, which is generally between 60 and 90 days following the delivery of services and in some instances may take longer. For the six months ended and as of June 30, 2017, amounts from these partners and agencies totaled 52% of total revenue and $9.1 million in net accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 17% of total revenues and 27% of accounts receivable for the six months ended and as of June 30, 2017, respectively. We expect campaign spend levels related to State Farm to be lower compared to previous periods, which will result in lower total revenues and contributions. For the six months ended and as of June 30, 2017, amounts from these resellers and agencies along with T-Mobile accounted for 61% of total revenue and $10.9 million in net accounts receivable.

In 2016, we extended our local leads platform and pay-for-call services agreements with YP through December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. We also have a separate distribution partner agreement with YP. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods. Dex recently acquired YP Holdings, which is the parent company of YP. We have a separate partner reseller arrangement with Dex for call advertising services. It is possible that this acquisition may result in changes to our relationship and arrangements with YP and/or Dex, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from YP. There can be no assurance that our business with YP and/or Dex in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. Net accounts receivable balances outstanding as of June 30, 2017 from YP including Dex totaled $3.2 million.

We have revenue concentrations with certain large advertisers including reseller partners and advertising agencies. Many of these customers are not subject to long term contracts with us or have contracts with near term expiration dates such as YPG, and are generally able to reduce or cease advertising spending at any time and for any reason. Reseller partners, like YPG, purchase various advertising and marketing services, as well as provide us with a large number of advertisers. We expect YPG local leads platform revenues to be lower prospectively compared to previous periods and may cease by the end of 2017. A loss of certain reseller partners or a decrease in revenue from these resellers could adversely affect our business. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising arrangements with certain large customers, such as T-Mobile, which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers including T-Mobile will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues and profitability. This could have a material adverse effect on our results of operations and financial condition. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, change marketing strategies or agency affiliations, be acquired by parent companies with alternative media tactics, delay payments or otherwise forfeit balances owed.

Cash used in investing activities for the six months ended June 30, 2017 of approximately $912,000 was primarily attributable to purchases for property and equipment. Cash used in investing activities for the six months ended June 30, 2016 of approximately $594,000 was primarily attributable to purchases for property and equipment of approximately $362,000 and cash paid for costs incurred as a result of the sale of the remaining Archeo assets of $224,000.

We expect property and equipment purchases in the near and intermediate term to be stable relative to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We expect our expenditures for product development initiatives and internally developed software will be modestly lower in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives.

Cash provided by financing activities for the six months ended June 30, 2017 of approximately $15,000 was primarily attributable to proceeds from the employee stock purchase plan. Cash used in financing activities for the six months ended June 30, 2016 of approximately $131,000 was primarily attributable to repurchases of 89,000 shares of Class B common stock for treasury and minimum tax withholding payments related to certain executive restricted stock award vests totaling $459,000, which was partially offset by proceeds primarily from employee stock option exercises and the employee stock purchase plan of $328,000.

The following table summarizes our contractual obligations as of June 30, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$12,117	$1,596	$2,773	$7,748
Other contractual obligations	4,524	3,373	1,150	1
Total contractual obligations (1)	$16,641	$4,969	$3,923	$7,749
(1)	Our tax contingencies of $1.1 million are not included due to their uncertainty.

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

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the six months ended June 30, 2016 and 2017.

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

Stock-Based Compensation

FASB ASC 718, Compensation – Stock Compensation requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock issuances, and restricted stock units be based on estimated fair values. Beginning January 1, 2017, we account for forfeitures as they occur, rather than estimating expected forfeitures. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. On January 1, 2017, previously unrecognized excess tax benefits of $3.7 million were recorded to accumulated deficit and an increase to our deferred tax assets with a corresponding change to the valuation allowance as a result of the adoption of ASU 2016-09. We also adopted ASU 2015-17, on January 1, 2017, which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The adoption of this standard did not have any impact on the company’s financial statements due to the full valuation allowance recorded on our deferred taxes. Uncertain tax positions as of June 30, 2017 amounted to $1.1 million.

We determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2016 and June 30, 2017. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

Recent Accounting Pronouncement Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 may be applied using either (i) a full retrospective approach for all periods presented in the period of adoption, or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of adoption and providing certain additional disclosures. In 2016, the FASB issued additional guidance to clarify the implementation guidance including ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations. This ASU clarifies the implementation guidance for principal versus agent considerations in ASU No. 2014-09 and provides indicators that assist in the assessment of control. We will adopt the new standard on January 1, 2018 using the modified retrospective approach. We have initiated an assessment of our revenue streams and a project plan for implementing these standards. Our evaluation of the impact of the new standard is ongoing and we have not yet completed our assessment of the effect that ASU No. 2014-09 and related standards will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842) (ASU 2016-02), an ASU requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We currently plan to adopt the new standard on January 1, 2019. The ASU must be adopted using a modified retrospective approach. We anticipate that adoption will affect our statement of financial position and will require changes to some of our processes. Most significant to us, the new guidance requires lessees to recognize operating building leases with a term of more than 12 months as lease assets and lease liabilities. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our consolidated financial statements.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting, an ASU clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU should be adopted using a prospective approach on or after the adoption date.  We do not expect adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

Web site

Our web site, www.marchex.com, provides access, without charge, to our annual report on Form 10-K as amended, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission. To view these filings, please go to our web site and click on “Investor Relations” and then click on “SEC Filings.” Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about us, our services, and other matters, and for complying with our disclosure obligations under Regulation FD:

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2016 Annual Report on Form 10-K as amended. They have been updated to include information as of August 4, 2017.

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

We had an accumulated deficit of $252.4 million as of June 30, 2017. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We are dependent on certain distribution partners, for distribution of our services, and we derive a significant amount of our total revenue through these distribution partners. A loss of distribution partners or a decrease in revenue from certain distribution partners could adversely affect our business.

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. Our largest distribution partner was paid less than 10% of total revenues for the six months ended June 30, 2017. Our existing agreements with many of our other larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations. Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for June 2017, Yahoo! and Microsoft accounted for 11.8% and 23.0%, respectively, of the core search market in the United States and Google accounted for 63.1%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Yahoo! are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including YP and/or Dex, Resolution Media, OMD Digital, hibu, Inc., CDK Global, Yodle, and YPG for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners and agencies could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

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

Through our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2016, we extended these agreements through December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. We also have a separate distribution partner agreement with YP. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue with any revenue increase. Dex recently acquired YP Holdings, which is the parent company of YP. We have a separate reseller partner arrangement with Dex for call advertising services. YP is our largest reseller partner and including Dex was responsible for 22% of our total revenues for the six months ended June 30, 2017. It is possible that this acquisition may result in changes to our relationship and arrangements with YP and/or Dex, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from YP. There can be no assurance that our business with YP and/or Dex in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 10% and less than 10% of total revenues, respectively, for the six months ended June 30, 2017.

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

We received approximately 60% and 54% of our revenue from our five largest customers for the year ended December 31, 2016 and the six months ended June 30, 2017, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 60% and 54% of our total revenues for the year ended December 31, 2016 and the six months ended June 30, 2017, respectively. YP and Resolution Media were our largest customers and were responsible for 22% and 10% of our total revenues, respectively, for the six months ended June 30, 2017.

Through our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. In 2016, we extended these agreements through December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. We also have a separate distribution partner agreement with YP. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue with any revenue increase. Dex recently acquired YP Holdings, which is the parent company of YP. We have a separate reseller partner arrangement with Dex for call advertising services. It is possible that this acquisition may result in changes to our relationship and arrangements with YP and/or Dex, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from YP. There can be no assurance that our business with YP and/or Dex in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

Our primary arrangement with Resolution Media, who acts as an agent on advertisers’ behalf, is for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm, represented the majority of the revenue generated by Resolution Media for the six months ended June 30, 2017. State Farm, who utilizes our services through multiple relationships, accounted for 17% of total revenues for the six months ended June 30, 2017. We expect campaign spend levels related to State Farm to be lower compared to previous periods, which will result in lower total revenues and contributions.

Many of our other large customers, including reseller partners, and advertising agencies are not subject to long term contracts with us or have contracts with near term expiration dates such as YPG, and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners, like YPG, purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. We expect YPG local leads platform revenues to be lower prospectively compared to previous periods and may cease by the end of 2017. A loss of certain reseller partners or a decrease in revenue from these resellers could adversely affect our business. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns for a set period of time and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising arrangements with certain large customers, such as T-Mobile, which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers including T-Mobile will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. At the end of the fourth quarter of 2012, we recognized a partial valuation allowance of $16.4 million on our federal deferred tax assets which reduced our net deferred assets to $28.5 million. At the end of the second quarter of 2013, our gross deferred tax assets increased by approximately $651,000 due primarily to the 2012 and 2013 research and development credit which was reinstated as part the 2012 American Taxpayer Relief Act signed into law in January 2013. This increase was offset by a corresponding increase in our valuation allowance. We increased the valuation allowance by $22.3 million to record a full valuation allowance against our deferred tax assets as of September 30, 2014 resulting in a corresponding income tax expense of $22.3 million for the third quarter of 2014. As of June 30, 2017, our deferred tax assets were $48.5 million and we have provided a full valuation allowance of $48.5 million as we believe it is not more likely than not that these assets will be realized.

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

•	U.S. Patent Application Number 14/714,141 entitled “Call Analytics for Mobile Advertising” was filed May 15, 2015.
•	U.S. Patent Number 9,485,354 912 entitled “Identifying Call Features and Associations to Detect Call Traffic Pumping and Take Corrective Action” was issued November 1, 2016.
•	U.S. Patent Application Number 62/433,682 entitled “Source Agnostic Correlation of Consumer Telephone Numbers and User Identifiers” was filed November 13, 2016.
•	U.S. Patent Application Number 62/491,223 entitled "System and Method for Training an Automatic Speech Recognition (ASR) Model" was filed April 27, 2017.

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

As of June 30, 2017, Russell C. Horowitz and Ethan A. Caldwell, two of our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 77% of the combined voting power of all outstanding shares of our capital stock. These founders together controlled 77% of the combined voting power of all outstanding shares of our capital stock as of June 30, 2017. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third-party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the six months ended June 30, 2017, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the plan.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
†*10.45	First Amendment to Agreement effective May 12, 2017, by and between Russell C. Horowitz and the Registrant.
†10.46	Amendment No. 3 to Amended and Restated Lease effective June 27, 2017, by and between 520 Pike Street, Inc. and the Registrant.
†31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document.
†101.SCH	XBRL Taxonomy Extension Schema Document.
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: August 4, 2017	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Chief Financial Officer and member of the office of CEO (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
†*10.45	First Amendment to Agreement effective May 12, 2017, by and between Russell C. Horowitz and the Registrant.
†10.46	Amendment No. 3 to Amended and Restated Lease effective June 27, 2017, by and between 520 Pike Street, Inc. and the Registrant.
†31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document.
†101.SCH	XBRL Taxonomy Extension Schema Document.
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.