Form 10-K/A
period 2016-12-31
MARCHEX INC
filed 2018-03-14
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

There were 5,056,136 shares of the registrant’s Class A common stock issued and outstanding as of April 18, 2017 and 38,152,254 shares of the registrant’s Class B common stock issued and outstanding as of April 18, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

Marchex, Inc. (the “Company,” “we,” “us,” “our,” or “Marchex”) is filing this Amendment No. 2 on Form 10-K/A ( “Amendment No. 2”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K”), as  filed with the United States Securities and Exchange Commission (the “SEC”) on March 8, 2017, and as amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) as filed with the SEC on April 27, 2017 (collectively, the Original Form 10-K and Amendment No. 1, the “Prior 10-K Filings”). The purpose of this Amendment No. 2 is to include Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm), which was inadvertently omitted from the Original Form 10-K.

Except as described above, no changes have been made to the Prior 10-K Filings and this Amendment No. 2 does not modify, amend, or update in any way any of the financial or other disclosures presented in the Prior 10-K Filings. Pursuant to Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached, each as of the filing date of this Amendment No. 2. This Amendment No. 2 should be read in conjunction with our Prior 10-K Filings and with our filings with the SEC subsequent to our Prior 10-K Filings, including any amendments to those filings.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (3) Exhibits

The exhibits listed in the exhibit index of the Prior 10-K Filings and the exhibits listed in the exhibit index of this Amendment No.2 are filed with, or incorporated by reference in, this report.

EXHIBIT INDEX

The following exhibits are included in this Amendment No.2 (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K.

Exhibit Number	Description of Document

†23.1	Consent of Independent Registered Public Accounting Firm.

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Michael A. Arends Chief Financial Officer and member of the Office of the CEO (Principal Financial and Accounting Officer)

Date: March 14, 2018