Form 10-K
period 2017-12-31
MARCHEX INC
filed 2018-03-14
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $100,718,117 as of June 30, 2017 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 5,056,136 shares of the registrant’s Class A common stock issued and outstanding as of March 9, 2018 and 38,766,032 shares of the registrant’s Class B common stock issued and outstanding as of March 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this report, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART 1

ITEM 1.	BUSINESS.

Overview

References herein to “we,” “us” or “our” refer to Marchex, Inc. and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Marchex is a call analytics company that helps businesses connect, drive, measure and convert callers into customers.

We believe that mobile devices have changed the consumer journey. We believe people are spending more time than previously on their smartphones. It’s become more common to research on mobile devices and interact with a business over the phone. We believe that understanding this behavior and connecting key data points of this online-to-offline consumer journey is a progressive step in marketing analytics.

We believe we have a set of tools for enterprises that depend on phone calls to maximize advertising returns and convert prospects into customers. Our mission is to connect key media sources – paid and owned – to offline purchase outcomes and deliver these insights directly into marketer workflows. We provide products and services for businesses of all sizes that depend on calls to drive sales. Our analytics products can provide actionable intelligence on the major media channels advertisers use to acquire customers over the phone.

Our primary product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Marketers can use this platform to understand which marketing channels, advertisements, or search keywords are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that can extract data and insights about what is happening during a call and measures the outcome of these calls and return on investment. The platform also includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Call Analytics data integrates directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, DoubleClick Search, Kenshoo, Marin Software, Facebook and Instagram, in addition to other marketing dashboards and tools. Advertisers pay us a fee for each call or call related data element they receive from calls including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on pre-negotiated rates.

•

Marchex Speech Analytics. Launched in 2017, Marchex Speech Analytics is a product that can enable actionable insights for enterprise and mid-sized companies, helping them understand what is happening on inbound calls from consumers to their business. Marchex Speech Analytics leverages Marchex’s proprietary Call DNA® and our proprietary and patent pending speech recognition technology. Marchex Speech Analytics incorporates machine and deep learning algorithms and artificial intelligence powered conversation analysis functionality that can give customers strategic, real-time visibility into company performance. Marchex Speech Analytics includes customizable dashboards and visual analytics to make it easier for marketers and call center teams to discern actionable insights across a growing amount of call data.

•

Marchex Omnichannel Analytics Cloud. Marchex Omnichannel Analytics Cloud leverages the call analytics platform and can provide a single source to marketers to see which media channels are driving phone calls across search, display, video, site, and social media. Our Omnichannel Analytics Cloud products include:

▪

Marchex Search Analytics. Marchex Search Analytics is a product for search marketers that can drive phone calls from search campaigns. Marchex Search Analytics can attribute inbound phone calls made directly from paid search ads and landing pages to a keyword. The platform can deliver this data as well as data about call outcomes into search management platforms like DoubleClick Search and Kenshoo. According to a June 2016 BIA Kelsey report, mobile calls represent 60% of inbound calls to businesses in 2016. This equals 85 billion global mobile calls annually, a figure that is projected to grow to 169 billion by 2020.

▪

Marchex Display and Video Analytics. Marchex Display and Video Analytics is a product for marketers that buy digital display advertising. Marchex Display and Video Analytics can measure the influence that display advertising has on inbound phone calls so that marketers can better attribute their return on advertising spend for inbound phone calls and delivers this data to marketers in a reporting dashboard. According to a December 2017 eMarketer report, US advertisers are estimated to spend nearly $48 billion in 2018 and are projected to spend $67 billion in 2021 on display advertising.

▪

Marchex Site Analytics. Marchex Site Analytics is a product for marketers that can drive phone calls from websites. Marchex Site Analytics can identify which websites are driving calls and provides actionable insights to help marketers understand the customer’s journey to their website, what drove them to call, and can enable marketers to better optimize both online and offline sales.

▪

Marchex Social Analytics. Launched in 2017, Marchex Social Analytics is a product for marketers that buy social media advertising. Marchex Social Analytics can help measure the influence of social media advertising has on inbound calls from platforms like Facebook or Instagram so marketers can see which posts are working. According to a December 2016 Zenith Media report, global social media advertising is forecasted to grow 72% between 2016 and 2019, rising from $29 billion to $50 billion.

•

Marchex Audience Targeting. Launched in 2017, Marchex Audience Targeting leverages call data to automatically build unique audience segments for display and social media platforms. Marchex Audience Targeting can help marketers target high intent audiences with their display campaigns and fine-tune campaigns to specific audience segments that are most likely to convert to customers, or can find new segments and opportunities that have not been targeted before.
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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our primary contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. These agreements expire December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four months of notice. We also have a separate distribution partner agreement with YP. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We have separate reseller partner arrangements with Dex for call advertising services. YP is our largest reseller partner and was responsible for 29%, 23% and 21% of our total revenues in the years ended December 31, 2015, 2016 and 2017, respectively, and YP including Dex (collectively “DexYP”) was 31%, 24%, and 21% of our total revenues for the years ended December 31, 2015, 2016, and 2017, respectively.

In 2015, we sold our Archeo operations which generated pay-per-click advertising revenue from our previously owned and operated websites and third-party distribution sources. For further discussion regarding the Archeo segment and dispositions, See Note 9. Segment Reporting and Geographic Information and Note 10. Discontinued Operations, Dispositions, and Other of the notes to our consolidated financial statements.

We operate primarily in domestic markets.

Industry Overview

For many businesses, calls are critical to drive sales. For businesses of all sizes, in-bound phones calls can be a key source of new customer leads and increased revenue. We believe consumers that call businesses directly typically have higher purchase intent and can be more likely to make a purchase or become a customer. According to a July 2017 independent research study by Forrester Consulting, the study found that phone customers convert faster, spend more, and have a higher retention rate than customers who contact brands through other channels. Based on a survey of marketing decision makers, the study found that that 60% of marketers said that those who initiate an inbound call in the course of the customer journey convert an average of 30% faster, spend an average of 28% more, and 54% of marketers said they have a 28% higher retention rate. Calls can be particularly relevant in high-value categories, such as automotive, digital agencies, home services, insurance, telecommunications and travel and hospitality, where transaction values are large, complex or require additional information prior to completion. Calls are also important for local businesses that set appointments or sell products and services over the phone. According to an April 2014 BIA/Kelsey report, advertisers in the U.S. spend an estimated $68 billion each year to drive telephone leads. Historically, the majority of this advertising has been spent on traditional media such as television, newspapers and directories. With the mass adoption of mobile, both large and small advertisers are increasingly seeking new marketing channels that allow them to connect with consumers over the phone. According to a July 2016 BIA/Kelsey Industry Watch report, mobile calls represents 60% of inbound calls to businesses which equates to 85 billion in global calls annually, that will grow to 169 billion in 2020. In that same report, BIA/Kelsey estimates phone calls influence $1 trillion in U.S. spending at some stage of the path to purchase.

Calls are becoming the increasingly important to mobile advertising. The global mobile advertising market was $71 billion in 2015 and is expected to grow to $247 billion by 2020, according to a 2016 Statista report. As the mobile advertising market matures, we believe advertisers will increasingly utilize performance based advertising formats available on mobile devices, as they did on desktop. Further, we believe the demand for businesses to connect with consumers over the phone combined with the inherent functionality and technical capabilities of mobile devices will result in calls becoming a primary measurement unit/format for mobile advertising. As advertisers continue to shift their budgets to accommodate for the growth of mobile and online channels, we believe the market for call advertising will grow even more.

Understanding calls is highly complex. Unlike clicks, impressions and other actions that are tracked and measured in digital format, calls take place offline and require unique technical capabilities and expertise to accurately measure and analyze. To realize the full benefit of call-based marketing, advertisers need technology that allows them to capture and analyze attributes of a call before, during and after the call is completed. This technology helps them better measure return on investment (“ROI”) and optimize their marketing campaigns across media channels. For example, advertisers want to be able to dynamically track the source of a call back to the media channels and advertisements that influenced the consumer to make the call. Once a call is initiated, technology is required to understand what is happening on a call, to record anonymized calls, and to block unwanted or spam calls. For advertisers with call center operations, calls are often tracked and routed through interactive voice response (“IVR”) phone systems and integrated with customer relationship management (“CRM”) applications and back-office systems to measure transactions and return on investment. Successful marketing analytics for calls requires expertise from multiple disciplines, including digital advertising, communications infrastructure, voice and speech recognition expertise, and marketing software.

Mobile search and calls from search are growing. Today we believe we are witnessing an evolution in consumer behavior as Internet-enabled mobile devices proliferate and media consumption shifts to mobile devices. According to a December 2017 Zenith report, mobile devices are projected to account for 73% of internet consumption in 2018. This trend is increasingly evident in the way consumers research products and services and connect with businesses through the phone or through walking into a store, both offline environments, when they are ready to make a purchase decision. According to a BIA/Kelsey study in January 2014, mobile searches also have higher conversion rates in driving calls (57%) compared to desktop searches (7%). Mobile users in this sense are more ready-to-buy, in the right location and with a device whose core function is to make phone calls.

Ad budgets are shifting to performance-based models. As businesses have expanded their marketing through digital channels, they have increasingly turned to performance-based advertising formats in which they are only charged when a desired outcome is reached. Performance-based advertising models provide advertisers with greater transparency into their advertising spend and the ability to more accurately measure results and return on investment. Over time, the online advertising market has shifted from CPM-based banner and display advertisements and included more cost-per-click search advertising and other forms of performance marketing. According to Interactive Advertising Bureau’s April 2017 advertising revenue report, performance-based formats accounted for 64% of an estimated $73 billion online advertising market in 2016 compared to 7% of the $5 billion market in 1999.

Our Competitive Strengths

Focus on calls. Over the past several years, with the increasing importance that mobile devices play in advertising, we have shifted the focus of our company to address the large opportunity for mobile performance-based advertising focused on driving offline actions like calls. As a pioneer in the category, we have developed a model that can deliver measurable return on investment to both large national advertisers and local small businesses. Our call analytics technology and products are specifically designed to help address the challenges associated with closing the loop between digital marketing and phone calls. Working closely with our customers, we have innovated in call-based technology, creating specific solutions to address common needs and wants among both large enterprise advertisers and SMBs. We believe we are unique with our call-focused approach to technology developments and marketing solutions, facilitating a competitive advantage as mobile advertising grows and advertising budgets shift towards performance-based formats.

Proprietary call analytics technology. Marchex Call Analytics technology provides data and insights to advertisers looking to measure the performance of their mobile, online, and offline ad campaigns as well as delivers actionable operational insights from inbound calls. When consumers call a business or call center from their phones, our technology can analyze that call data using machine and deep learning algorithms and artificial intelligence powered conversation analysis functionality that can deliver company performance insights and feedback to advertisers on the quality of these over-the-phone experiences. Our data also helps advertisers adjust and improve their marketing strategies in order to drive more sales over the phone either directly to the business or the call center. This intelligence helps advertisers to optimize their ad campaigns across media channels, keywords, and creative elements, which helps maximize their return on investment. We also provide integrations with other marketing dashboards to provide advertisers one place to review their analytics information. Integrations may take the form of working with CRM platforms or customer-specific systems, with the purpose of enhancing advertisers’ understanding and measurement of outcomes at scale. We are consistently working to create products to help advertisers understand what is happening on the calls with their customers and how to spend their budgets more efficiently, whether the channel is online, offline, or mobile. Our search analytics technology can help determine which of these calls converts into a sale. Access to these insights provides advertisers visibility and measurement into their ad expenditures. With the launch of Marchex Speech Analytics technology, we are leveraging proprietary technology to analyze and deliver actionable advertising and operational insights to advertisers that engage with consumers over the phone.

Transparent, performance-based model. Through our call analytics technology, we can develop a deep understanding of which publishers, devices, ad formats, keywords and ad creatives drive call conversion for specific advertising verticals and helps optimize the placements of advertisements across our network to maximize the number of calls for our advertisers and revenue for our partners. As a result, advertisers utilize us to place ads on their behalf and our partners believe we will deliver ads on their properties to help generate revenue and/or customers for them. Through our pay-for-call business model, we can better align our interests with those of our advertising customers and our publishing partners. We work with customers to define a quality call for their business, and then charge our customers, on a per call basis. As a result, we are able to deliver qualified leads that can provide a measurable return on investment for our advertisers.

Scalable technology platform and business model. We have developed our technology platform to address the large advertisers, while also being able to support a large number of small local business advertisers. Our platform can support hundreds of millions of calls and thousands of unique advertiser accounts, and in aggregate manage many dollars in advertising spend across various digital channels. We leverage our relationships with Yellow Pages providers and vertical market service providers to efficiently re-sell our solutions to their small businesses customers, adding scale and data to our platform, which provides us with revenues with reduced associated sales costs. We have deployed a direct sales model to acquire and service large advertisers and also have been successful at deepening our relationships with existing advertiser clients over time in an effort to capture a greater share of their advertising budgets.

Strategy

Our Strategy

Key elements of our strategy include:

Innovating on Our Mobile Performance Advertising. We plan to continue to expand our range of call-based advertising product capabilities and channel specific solutions by growing our call analytics offerings including number provisioning, call tracking, call mining, keyword-level tracking, display ad impression measurement and other products as part of our owned, end-to-end, call-based advertising solutions. We have recently launched several new products or features. These new products include: (1) Marchex Speech Analytics, which can help companies understand what is happening on inbound calls from consumers and can deliver actionable operational and advertising insights from those consumer interactions; (2) Display and Video Analytics, which can measure the impact of display and video advertising campaigns on inbound phone calls to call centers and stores; (3) Marchex Omnichannel Analytics Cloud, which can connect call data to media channels, including search, display and video, social and sites, to phone calls made to a business; (4) Marchex Social Analytics, which can help measure the influence that social advertising from sources like Facebook or Instagram has on inbound phone calls so that marketers can better attribute their return on advertising spend for inbound phone calls; and (5) Marchex Audience Targeting, which leverages call data and can automatically build audience segments for display and social media platforms. Additional information regarding our product offerings in 2017 is included in the Overview section on pages 1 through 3. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

Supporting and Growing the Number of Advertisers Using Our Products and Services. We plan to continue to provide a consistently high level of service and support to our advertisers and we will continue to help them achieve their return on investment goals. We are focused on increasing our advertiser base through our direct sales and marketing efforts, including strategic sales, inside sales, and additional partnerships with large local advertiser resellers.

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

Pursuing Selective Acquisition Opportunities. We intend to pursue select acquisition opportunities and will apply evaluation criteria to any acquisitions we may pursue in order to enhance our strategic position, strengthen our financial profile, augment our points of defensibility and increase shareholder value. We will focus on acquisition opportunities that represent one or more of the following characteristics:

•	revenue growth and expanding margins and operating profitability or the characteristics to achieve larger scale and profitability;
•	opportunities for business model, product or service innovation, evolution or expansion;
•	under-leveraged and under-commercialized assets in related or unrelated businesses;
•	an opportunity to enhance efficiencies and provide incremental growth opportunities for our operating businesses; and
•	business defensibility.

Developing New Markets. We intend to analyze opportunities and may seek to expand our technology-based products into new business areas where our services can be replicated on a cost-effective basis, or where the creation or development of a product or service may be appropriate. We have technology integration partnerships and referral agreements with Adobe, DoubleClick, and Salesforce and other third-party marketers; and in 2017, we signed an integration agreement with Facebook. We anticipate utilizing various strategies to enter new markets, including: developing strategic relationships; innovating with existing proprietary technologies; acquiring products that address a new category or opportunity; and creating joint venture relationships.

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

Our Distribution Network

We have built a broad distribution network for our pay-for-call advertising services that includes many call-ready media and traffic sources, including mobile sources, search engines and applications, directories, third party vertical and branded web sites, and offline sources. We distribute advertisements from our tens of thousands of advertiser accounts including our reseller partners’ advertisers in our call advertising, local leads and search marketing services, through our distribution network.

Our Distribution partners include:

Selected Carriers	AT&T	T-Mobile	TracFone	Verizon

Selected Search Engines	Google	Bing	Yahoo!

Selected Vertical and Local Distribution	Avantar Mapquest	GroundTruth MSN	Google Mobile Whitepages, Inc.

Payment arrangements with our distribution partners are often subject to minimum payment amounts per phone call or cost per action. Other payment structures that we may use to a lesser degree include:

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

•

Reseller Partnerships. We have a business development team that focuses primarily on securing partnerships with large advertiser reseller partners, under which we supply and integrate our products and services. Our reseller partner agreements include a combination of revenue and profit sharing, licensing revenue, pay-for-call, call analytics, and cost-per-action.

We intend to continue our strategy of increasing our advertiser base through sales and marketing programs while being efficient in terms of our marketing and advertising costs. We continually evaluate our marketing and advertising strategies to optimize the effectiveness of our programs and their return on investment.

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

Competition

Our offerings currently or potentially compete with a variety of companies in a highly competitive and fragmented industry. We currently or potentially compete with leading search engines and digital advertising networks such as Google, Microsoft, and Oath, and call analytics technology providers such as Twilio, Telemetrics, Invoca, Convirza, and Dialogtech. As we continue to advance our data analytics technologies, we anticipate facing increased competition from companies providing a wide range of analytics and more broad advertising solutions, such as data management companies like Datalogix. We also face competition on the call supply side, where competing mobile advertising companies like GroundTruth look to outbid, partner with or otherwise secure sources of call supply we utilize. Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to marketing, web site and systems development. In addition, as the use of the mobile, Internet, and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

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

We provide our services to and also may compete with: (1) mobile and online advertisers; (2) partners who provide a distribution network for mobile, online, and offline advertising; and (3) other intermediaries who may provide purchasing and/or sales opportunities, including advertising agencies, and other search engine marketing companies. Many of the companies that could fall into these categories are also our partners, including Google, Oath, Citysearch, Microsoft and DexYP. We depend on maintaining and continually expanding our network of partners and advertisers to generate mobile and online transactions.

The mobile and online advertising and marketing services industry is highly competitive. In addition, we believe today’s typical Internet and mobile advertiser is becoming more sophisticated in utilizing the different forms of mobile and online advertising, purchasing Internet and mobile advertising in a cost-effective manner, and measuring return on investment. The competition for this pool of advertising dollars has also put downward pressure on price points and mobile and online advertisers have demanded more effective means of reaching customers. We believe these factors have contributed to the growth in performance-based advertising relative to certain other forms of online advertising and marketing, and as a result this sector has attracted many competitors.

Due to the long-term growth trends in mobile and online advertising, these competitors, real and potential, range in size and focus. Our competitors may include such diverse participants as small referral companies, established advertising agencies, inventory resellers, search engines, and destination web sites. We are also affected by the competition among destination web sites that reach users or customers of search services. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as Google, Oath, Microsoft and IAC, dominate online user traffic. The online search industry continues to experience consolidation of major web sites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. The major destination web sites and distribution providers may have leverage to demand more favorable contract terms, such as pricing, renewal and termination provisions.

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

Seasonality

We believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and online usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results and in turn the market price of our securities. Historically, we have seen this trend generally reversing in the first quarter of the calendar year with increased mobile and internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. However, there can be no assurances such seasonal trends will consistently repeat each year. The current business environment and our industry has generally both resulted in, and we may continue to see, many advertisers and reseller partners reducing advertising and marketing services budgets or adjusting such budgets throughout the year, changing marketing strategies or agency affiliations, or advertisers being acquired by parent companies with alternative media initiatives, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

Intellectual Property and Proprietary Rights

We seek to protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

Our technologies involve a combination of proprietary rights, owned and developed by us, commercially available software and hardware elements that are licensed or purchased by us from various providers, including Cisco, Dell, Oracle, Intel, AMD, Microsoft, IBM, Nuance and Veritas, and public domain software, such as Apache, Linux, MySQL, PostgreSQL, Java, Scala and Tomcat. We continue to develop additional technologies to update, supplement and replace existing components of the platform. We intend to protect our proprietary rights through patent and additional intellectual property laws.

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

•

U.S. Patent Number 9,118,751 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was issued August 25, 2015, its continuation Patent Number 9,614,962 was issued April 4, 2017, and its continuation Patent Application Number 15/475,456 was filed March 31, 2017.

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

•	U.S. Patent Application Number 14/714,141 entitled “Call Analytics for Mobile Advertising” was filed May 15, 2015.
•	U.S. Patent Number 9,485,354 entitled “Identifying Call Features and Associations to Detect Call Traffic Pumping and Take Corrective Action” was issued November 1, 2016.

•	U.S. Patent Number 15/840,155 entitled “Source-Agnostic Correlation of Consumer Telephone Numbers and User Identifiers” was filed December 13, 2017.

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

We have registered trademarks in the United States for Marchex, Clean Call, and Call DNA. In addition, we have trademark registrations for Marchex in the following jurisdictions: Australia, Benelux, Canada, China, the European Union, Hong Kong, India, Japan, Republic of Korea, Russian Federation and Taiwan.

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

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. Our international operations also subject us to increased foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international operations.

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

Employees

As of December 31, 2017, we employed a total of 225 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Web site

Our web site, www.marchex.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission. To view these filings, please go to our web site and click on “Investor Relations” and then click on “SEC Filings.” Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about us, our services, and other matters, and for complying with our disclosure obligations under Regulation FD:

•	Marchex Twitter Account (https://twitter.com/marchex)

•	Marchex Company Blog (http://wwwblog.marchex.com/blog)
•	Marchex LinkedIn Account (http://linkedin.com/company/marchex)

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

We had an accumulated deficit of $253.7 million as of December 31, 2017. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the year ended December 31, 2017. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for January 2018, Oath and Microsoft accounted for 11.9% and 23.7%, respectively, of the core search market in the United States and Google accounted for 63.2%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Oath are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including DexYP, Resolution Media, OMD Digital, CDK Global, hibu, Inc., and Web.com for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners and agencies could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

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

Through our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. These agreements expire December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. We also have a separate distribution partner agreement with YP. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue with any revenue increase. In 2017, Dex Media, Inc (“Dex”) acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We have separate reseller partner arrangements with Dex for call advertising services. YP is our largest reseller partner and including Dex (collectively “DexYP”) was responsible for 21% of our total revenues for the year ended December 31, 2017. It is possible that this acquisition may result in changes to our relationship and arrangements with DexYP including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from DexYP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 10% and less than 10% of total revenues, respectively, for the year ended December 31, 2017.

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

We received approximately 60% and 52% of our revenue from our five largest customers for the years ended December 31, 2016 and 2017, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 60% and 52% of our total revenues for the years ended December 31, 2016 and 2017, respectively. DexYP was our largest customer and was responsible for 21% of our total revenues for the year ended December 31, 2017.

Through our primary contract with YP, we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. These agreements expire December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. We also have a separate distribution partner agreement with YP. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue with any revenue increase. In 2017, Dex acquired YP Holdings, which is the parent company of YP. We have separate reseller partner arrangements with Dex for call advertising services. It is possible that this acquisition may result in changes to our relationship and arrangements with YP and/or Dex, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from YP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend our contracts with them, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We have arrangements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 17% of total revenues for the year ended December 31, 2017.

Many of our other large customers, including reseller partners, and advertising agencies are not subject to long term contracts with us or have contracts with near term expiration dates and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. A loss of reseller partners or a decrease in revenue from these resellers could adversely affect our business. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns, which are typically short term and subject to a specified dollar amount, and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising arrangements with certain large customers which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

We may decide to dispose of assets or a business that may no longer help us meet our objectives.

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

Our international operations and any expansion subjects us to additional risks and uncertainties and we may not be successful with our international operations.

We have limited operations, through our international subsidiaries, in other countries. We have international subsidiaries in Australia, Canada, Ireland, and the United Kingdom. Any international expansion presents unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. We may also have to offer our products and services in a modified format which may not be as compelling to certain customers, and we are subject to increased foreign currency exchange rate risks and our international operations and any expansion will require additional management attention and resources. We cannot assure you that we will be successful in our international operations. There are risks inherent in conducting business in international markets, including:

•	the need to localize our products and services to foreign customers’ preferences and customs, including the possibility of storing data locally if customers require;
•	difficulties in managing operations due to language barriers, distance, staffing and cultural differences;
•

application of foreign laws and regulations to us, in particular data and privacy regulations in Europe and other international jurisdictions, including the EU General Data Protection Regulation which goes into full force and effect in May 2018 and which supersedes the current EU data protection regulation, which continue to change and impose significantly more liability and product limitations on service providers in our industry;

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

We have experienced turnover in certain senior executives, and the duties and responsibilities of the chief executive officer are performed by the office of the CEO consisting of Michael Arends, Ethan Caldwell, and Russell Horowitz and subject to oversight by our Chairman, Anne Devereux-Mills. We are assessing our current and future senior leadership needs, although we may not be successful in finding or hiring suitable additional senior leadership.

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

Factors in our ability to realize a tax benefit from our deferred tax assets include tax attributes and operating results of acquired businesses, the nature, extent and periods that temporary differences are expected to reverse and our expectations about future operating results. We regularly review our deferred tax assets to assess whether or not it is more likely than not that the deferred tax assets will be realized, and if necessary, increase or decrease the valuation allowance for portions of such assets to reduce the carrying value. As of December 31, 2017, our deferred tax assets were $32.7 million and we have provided a full valuation allowance of $32.7 million as we believe it is not more likely than not that these assets will be realized.

The recently passed Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act, among other changes, makes a U.S. federal net operating loss less valuable as an asset due to a new flat U.S. federal corporate income tax rate of 21%, replacing a graduated rate with a maximum income tax rate of 35%, effective January 1, 2018 and the elimination of the corporate alternative minimum tax for taxable years beginning after December 31, 2017. The alternative minimum tax credit carryforward is refundable for any taxable year beginning after 2017 and before 2022 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Net operating losses arising in taxable years beginning after December 31, 2017 are limited in use to offset eighty percent of taxable income, without the ability to carryback such net operating losses, but with an indefinite carryforward of such losses (instead of the former 2-year carryback and 20-year carryforward for net operating losses arising in taxable years beginning before December 31, 2017). The amount of the net interest expense deduction is generally limited to (a) 30% of adjusted taxable income, calculated without regard to depreciation, amortization or depletion, effective for tax years beginning after December 31, 2017 and before January 1, 2022 and (b) 30% of net interest expense exceeding earnings before income taxes (reduced by depreciation, amortization and depletion), effective for tax years beginning after January 1, 2022. Disallowed amounts may be carried forward indefinitely, subject to ownership change limitations. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

We may experience unforeseen liabilities arising out of third party domain names included in our distribution network, which could negatively impact our financial results.

We display pay-for-call listings on third party domain names and third-party websites that are part of our distribution network, which could subject us to a wide variety of civil claims including intellectual property ownership and infringement. The potential violation of third party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

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

We currently or potentially compete with leading search engines and digital advertising networks such as Google, Microsoft, and Oath. We also compete with call analytics technology providers such as Twilio, Telemetrics, Invoca, DialogTech, and Convirza. As we continue to advance our data analytics technologies, we anticipate facing increased competition from companies providing more broad advertising solutions, such as data management companies like Datalogix. We also face competition on the call supply side, where competing mobile advertising companies like GroundTruth look to outbid, partner with or otherwise secure sources of call supply we utilize. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position. Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

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

Cybersecurity risks could adversely affect our business and disrupt our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of customer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or Company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

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

•

U.S. Patent Number 9,118,751 entitled “System and Method for Analyzing and Classifying Calls without Transcription” was issued August 25, 2015, its continuation Patent Number 9,614,962 was issued April 4, 2017, and its continuation Patent Application Number 15/475,456 was filed March 31, 2017.

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

•	U.S. Patent Application Number 14/714,141 entitled “Call Analytics for Mobile Advertising” was filed May 15, 2015.
•	U.S. Patent Number 9,485,354 912 entitled “Identifying Call Features and Associations to Detect Call Traffic Pumping and Take Corrective Action” was issued November 1, 2016.
•	U.S. Patent Application Number 15/840,155 entitled “Source-Agnostic Correlation of Consumer Telephone Numbers and User Identifiers” was filed December 13, 2017.

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

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, several states have passed laws that require businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Further, it is anticipated that additional federal and state privacy-related legislation will be enacted. Such legislation could negatively affect our business. In addition, foreign countries may enact laws that could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy, eCommerce, Data Protection Directives (and similar legislation in other countries where we may have operations), and the recently enacted EU General Data Protection Regulation which goes into full effect in May 2018 and which supersedes the current EU data protection regulation, which is directly applicable to all member states and which is expected to result in substantial changes to our compliance obligations and a significant increase in potential administrative fines for non-compliance. Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

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

As of December 31, 2017, Russell C. Horowitz and Ethan A. Caldwell, two of our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 77% of the combined voting power of all outstanding shares of our capital stock. These founders together controlled 77% of the combined voting power of all outstanding shares of our capital stock as of December 31, 2017. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

We may not pay dividends on our Class B common stock in the future.

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We recently declared a special dividend. Special dividends generally result in a reduction in stock price with the dividend distributed. In addition, we paid a quarterly dividend on our Class B common stock from November 2006 through May 2015. Our ability to pay dividends is dependent upon a variety of factors, including our financial results, liquidity and financial condition and capital requirements. There is no assurance that we will pay dividends in the future. Furthermore, the payment by us of special dividends or dividends in general may have an impact on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters are located in Seattle, Washington and consist of approximately 36,000 square feet of leased office space. We lease additional office space in New York, New York. Our information technology systems are hosted and maintained in third party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

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

	High	Low
Year ended December 31, 2016
First Quarter	$4.63	$3.45
Second Quarter	$4.47	$3.10
Third Quarter	$3.39	$2.74
Fourth Quarter	$2.87	$2.48
Year ended December 31, 2017
First Quarter	$3.07	$2.54
Second Quarter	$3.03	$2.60
Third Quarter	$3.13	$2.80
Fourth Quarter	$3.50	$3.05

Holders

As of March 9, 2018, there were 43,822,168 shares of common stock outstanding that were held by 37 stockholders of record. Of these shares:

•	5,056,136 shares were issued as Class A common stock, and as of this date were held by 2 stockholders of record; and
•	38,766,032 shares were issued as Class B common stock, and as of this date were held by 37 stockholders of record.

Dividends

In the first half of 2015, our board of directors declared quarterly dividends in the amount of $0.02 per share on our Class A and Class B common stock, totaling $1.7 million. We discontinued paying dividends on our common stock after the second quarter of 2015. In December 2017, the Company declared a special cash dividend in the amount of $0.50 per share on its Class A and B common stock. Marchex will pay this dividend on March 21, 2018 to the holders of record as of the close of business on March 8, 2018. Our ability to pay dividends is dependent upon a variety of factors, including our financial results, liquidity and financial condition and capital requirements. There is no assurance that we will pay dividends in the future.

Issuer Purchases of Equity Securities

In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the fourth quarter of 2017, we did not have any share repurchases and 1,319,128 Class B common shares remain available for purchase under the plan.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marchex under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of cumulative total return for our Class B common stock, the NASDAQ Composite Index (the “NASDAQ Composite Index”) and the RDG Internet Composite Index (the “RDG Index”). Measurement points are the last trading day of each of our fiscal years ended December 31, 2012 through 2017. The graph assumes that $100 was invested on December 31, 2012 in our Class B common stock, the NASDAQ Composite Index and the RDG Internet Composite Index and assumes reinvestment of any dividends. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Marchex, Inc.	$100.00	$210.46	$112.95	$96.67	$65.85	$80.27
NASDAQ Composite Index	$100.00	$141.63	$162.09	$173.33	$187.19	$242.29
RDG Internet Composite Index	$100.00	$163.02	$158.81	$224.05	$235.33	$338.52

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated financial data for the years ended December 31, 2013 and 2014 is derived from our audited consolidated financial statements which are not included in this Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2015, 2016 and 2017, and the consolidated balance sheet data at December 31, 2016 and 2017, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.

The historical results are not necessarily indicative of the results to be expected in any future period.

Consolidated Statements of Operations Data (in thousands except per share amounts):

	Year ended December 31,
	2013	2014 (1)	2015 (1)	2016 (1)	2017
Revenue	$147,837	$173,601	$143,013	$129,547	$90,291
Loss from operations	$(2,102)	$(222)	$(507)	$(83,897)	$(6,361)
Loss from continuing operations	$(2,162)	$(22,793)	$(597)	$(84,066)	$(6,087)
Discontinued operations, net of tax	$3,979	$3,703	$27,318	$—	$—
Net income (loss)	$1,817	$(19,090)	$26,721	$(84,066)	$(6,087)
Net income (loss) applicable to common stockholders	$1,817	$(19,217)	$26,684	$(84,066)	$(6,442)
Basic and diluted net income (loss) per Class A share applicable to common stockholders:
Continuing operations applicable to common stockholders	$(0.06)	$(0.57)	$(0.01)	$(2.01)	$(0.16)
Discontinued operations, net of tax	$0.11	$0.09	$0.66	$—	$—
Net income (loss) per Class A share applicable to common stockholders	$0.05	$(0.48)	$0.65	$(2.01)	$(0.16)
Basic and diluted net income (loss) per Class B share applicable to common stockholders:
Continuing operations applicable to common stockholders	$(0.06)	$(0.57)	$(0.01)	$(2.01)	$(0.15)
Discontinued operations, net of tax	$0.11	$0.09	$0.66	$—	$—
Net income (loss) per Class B share applicable to common stockholders	$0.05	$(0.48)	$0.65	$(2.01)	$(0.15)
Shares used to calculate basic net income (loss) per share:
Class A	8,816	5,853	5,233	5,190	5,056
Class B	26,798	34,157	35,935	36,550	37,657
Shares used to calculate diluted net income (loss) per share:
Class A	8,816	5,853	5,233	5,190	5,056
Class B	35,614	40,010	41,168	41,740	42,713

(1)	See Notes 5, 8, and 10 of the Notes to Consolidated Financial Statements for information with respect to income taxes, goodwill, and discontinued operations, respectively, for 2014, 2015, and 2016.

Consolidated Balance Sheet Data (in thousands), except per share data:

	December 31,
	2013	2014	2015	2016	2017
Cash and cash equivalents	$30,912	$80,032	$109,155	$103,950	$104,190
Working capital	$39,675	$85,849	$118,823	$109,634	$88,358
Total assets	$162,148	$180,669	$204,992	$128,272	$123,822
Other non-current liabilities	$2,095	$1,118	$662	$134	$1,090
Total liabilities	$27,393	$24,516	$17,526	$15,001	$33,823
Total stockholders’ equity	$134,755	$156,153	$187,466	$113,271	$89,999
Dividends per share	$—	$0.08	$0.04	$—	$0.50

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our primary product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Marketers can use this platform to understand which marketing channels, advertisements, or search keywords are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that can extract data and insights about what is happening during a call and measures the outcome of calls and return on investment. The platform also includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, DoubleClick Search, Kenshoo, Marin Software, Facebook and Instagram, in addition to other marketing dashboards and tools. Advertisers pay us a fee for each call or call related data element they receive from calls including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on pre-negotiated rates.

•

Marchex Speech Analytics. Launched in 2017, Marchex Speech Analytics is a product that can enable actionable insights for enterprise and mid-sized companies, helping them understand what is happening on inbound calls from consumers to their business. Marchex Speech Analytics leverages Marchex's proprietary Call DNA® and our proprietary and patent pending speech recognition technology. Marchex Speech Analytics incorporates machine and deep learning algorithm and artificial intelligence powered conversation analysis functionality that can give customers strategic, real-time visibility into company performance. Marchex Speech Analytics includes customizable dashboards and visual analytics to make it easier for marketers and call center teams to discern actionable insights across a growing amount of call data.

•

Marchex Omnichannel Analytics Cloud. Marchex Omnichannel Analytics Cloud leverages the call analytics platform and can provide a single source to marketers to see which media channels are driving phone calls across search, display, video, site, and social media. Our Omnichannel Analytics Cloud products include:

•

Marchex Search Analytics. Marchex Search Analytics is a product for search marketers that can drive phone calls from search campaigns. Marchex Search Analytics can attribute inbound phone calls made from paid search ads and landing pages to a keyword. The platform can deliver this data as well as data about call outcomes directly into search management platforms like DoubleClick Search and Kenshoo. According to a June 2016 BIA Kelsey report, mobile calls represent 60% of inbound calls to businesses in 2016. This equals 85 billion global mobile calls annually, a figure that is projected to grow to 169 billion by 2020.

•

Marchex Display and Video Analytics. Marchex Display and Video Analytics is a product for marketers that buy digital display advertising. Marchex Display and Video Analytics can measure the influence that display advertising has on inbound phone calls so that marketers can better attribute their return on advertising spend for inbound phone calls and delivers this data to marketers in a reporting dashboard. According to a December 2017 eMarketer report, US advertisers are expected to spend nearly $48 billion in 2018 and are projected to spend $67 billion in 2021 on display advertising.

•

Marchex Site Analytics. Marchex Site Analytics is a product for marketers that can drive phone calls from websites. Marchex Site Analytics can identify which websites are driving calls and provides actionable insights to help marketers understand the customer’s journey to their website, what drove them to call, and can enable marketers to better optimize both online and offline.

•

Marchex Social Analytics. Launched in 2017, Marchex Social Analytics is a product for marketers that buy social media advertising. Marchex Social Analytics can help measure the influence of social media advertising has on inbound calls from platforms like Facebook or Instagram so marketers can see which posts are working. According to a December 2016 Zenith Media report, global social media is forecasted to grow 72% between 2016 and 2019, rising from $29 billion to $50 billion.

•

Marchex Audience Targeting. Launched in 2017, Marchex Audience Targeting leverages call data to automatically build unique audience segments for display and social media platforms. Marchex Audience Targeting can help marketers target high intent audiences with their display campaigns and fine-tune campaigns to specific audience segments that are most likely to convert to customers, or can find new segments and opportunities that have not been targeted before.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our local leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The local leads platform is scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our primary contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. We also have a separate pay-for-call services arrangement with YP. These agreements expire December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four months of notice. We also have a separate distribution partner agreement with YP. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We have separate reseller partner arrangements with Dex for call advertising services. YP is our largest reseller partner and was responsible for 29%, 23% and 21% of our total revenues in the years ended December 31, 2015, 2016 and 2017, respectively, and YP including Dex (collectively “DexYP”) was 31%, 24%, and 21% of our total revenues for the years ended December 31, 2015, 2016, and 2017, respectively.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2015, 2016 and 2017.

Revenue

We primarily generate our revenues from advertisers for use of our call analytics technology and pay-for-call advertising products and services. Our revenue also consists of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. In 2015, we also generated revenue through pay-per-click advertising services.

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

We have revenue concentrations with certain large customers including reseller partners and advertising agencies. Many of these customers are not subject to long term contracts with us or have contracts with near term expiration dates and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. A loss of certain reseller partners or a decrease in revenue from these resellers could adversely affect our business. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies may place insertion orders with us for particular advertising campaigns, which are typically short term and subject to a specified dollar amount, and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising arrangements with certain large customers, which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and online usage and seasonal purchasing cycles of many advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our call advertising customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results and in turn the market price of our securities. Historically, we have seen this trend generally reversing in the first quarter of the calendar year with increased mobile and internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. However, there can be no assurances such seasonal trends will consistently repeat each year. The current business environment and our industry has generally both resulted in, and we may continue to see, many advertisers and reseller partners reducing advertising and marketing services budgets or adjusting such budgets throughout the year, changing marketing strategies or agency affiliations, or advertisers being acquired by parent companies with alternative media initiatives, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and our search marketing services. The service costs that we have incurred in the periods presented primarily include:

•	user acquisition costs;
•	telecommunication costs, including the use of phone numbers relating to our call products and services
•	colocation service charges of our network website equipment;
•	bandwidth and software license fees;
•	network operations;
•	serving our search results;
•	payroll and related expenses of related personnel;
•	fees paid to outside service providers;
•	depreciation of our websites, network equipment and software;
•	delivering customer service; license and content fees;
•	amortization of intangible assets;
•	maintaining our websites;
•	domain name registration renewal fees;
•	domain name costs;
•	credit card processing fees; and
•	stock-based compensation of related personnel.

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

For the periods presented, substantially all of our product development expenses are research and development. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. This statement requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

General and Administrative

General and administrative expenses consist primarily of:

•	payroll and related expenses for executive and administrative personnel;
•	professional services, including accounting, legal and insurance;
•	bad debt provisions;
•	facilities costs;
•	other general corporate expenses; and
•	stock-based compensation of related personnel.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock award using the straight-line method. On January 1, 2017, the Company adopted Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This ASU impacts several aspects of accounting for share-based payment transactions, including certain income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, the Company elected to account for forfeitures as they occur and no longer uses an estimated forfeiture rate in the calculation of stock-based compensation expense. The net cumulative effect of this election was recognized as an increase to accumulated deficit on January 1, 2017 and was not significant.

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

Comparison of the year ended December 31, 2016 (2016) to the year ended December 31, 2017 (2017) and comparison of the year ended December 31, 2015 (2015) to the year ended December 31, 2016 (2016).

Segments

For the years ended December 31, 2016 and 2017, we operated in a single segment comprised of our performance-based advertising business focused on driving phone calls and our local leads platform. In 2015, we operated under two segments: Call-driven and Archeo. Archeo, which included our click-based advertising and internet domain name operations, was sold in 2015. See Note 10. Discontinued Operations, Dispositions, and Other of the Notes to Consolidated Financial Statements for further discussion.

Selected segment information for the period we operated in two segments is shown below (in thousands):

Year ended December 31,
2015
Call-driven
Revenue	$139,886
Operating expenses	132,077
Segment profit	$7,809
Archeo
Revenue	$3,127
Operating expenses	2,696
Segment profit	$431
Reconciliation of segment profit to loss from continuing operations before provision for income taxes:
Total segment profit	$8,240
Less reconciling items:
Stock-based compensation	10,024
Acquisition and disposition related costs	219
Gain on sale of Archeo assets	(1,496)
Interest expense and other, net	63
Loss from continuing operations before provision for income taxes	$(570)

Year ended December 31,
2015
Reconciliation of segment revenue to consolidated revenue
Call-driven	$139,886
Archeo	3,127
Total	$143,013

Revenue

2016 to 2017

Revenue decreased 30% from $129.5 million in 2016 to $90.3 million in 2017. This decrease was due primarily to lower advertiser budgets for our pay-for-call services and fewer YP small business accounts and related revenues.

We expect our revenues to be lower in the near and intermediate terms compared to the previous year’s quarters with fewer small business accounts on our local leads platform and reduced demand for calls from our call advertising customers.

Under our primary contract with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP. We charge an agreed-upon price for qualified calls or leads from our network. These agreements expire December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue with any revenue increase. We also have a separate distribution partner agreement with YP. In 2017, Dex acquired YP Holdings, which is the parent company of YP. We have separate partner reseller arrangements with Dex for call advertising services. YP was responsible for 23% and 21% of our total revenues for the years ended December 31, 2016 and 2017, respectively, and YP including Dex (collectively “DexYP”) was 24% and 21% of total revenues for the years ended December 31, 2016 and 2017, respectively. It is possible that this acquisition may result in changes to our relationship and arrangements with DexYP, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from DexYP. There can be no assurance that our business with DexYP, in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 20% and 10% of total revenues for the years ended December 31, 2016 and 2017, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 23% and 17% of total revenues for the years ended December 31, 2016 and 2017, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns, which are generally for a set period of time and/or budget level.

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

We have revenue concentrations with other certain large customers including reseller partners and advertising agencies. Many of these customers are not subject to long term contracts with us or may have contracts with near term expiration dates and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. A loss of reseller partners or a decrease in revenue from these resellers could adversely affect our business. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns, which are typically short term and subject to a specified dollar amount, and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising arrangements with certain large customers which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number and volume of transactions with advertisers and advertising services providers and maintaining and increasing the number of phone calls and the other actions performed by users of our services through our distribution partners. We believe this is dependent in part on delivering quality traffic that ultimately results in purchases or conversions as well as providing through our call analytics platform quality data and insights that can measure the performance of advertising spend for our advertisers and advertising service providers. A significant amount of our revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third-party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third-party web site in our distribution network to an advertiser web site and completes the specified action. Other revenues include our call provisioning and call tracking services, local leads platform for resellers, and campaign management services. Companies distributing advertising through mobile and internet based sources have experienced, and are likely to continue to experience consolidation. If we do not add new distribution partners or renew our existing distribution partner agreements and on terms as favorable as current arrangements, replace traffic lost from terminated distribution agreements with other sources, or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. We utilize phone numbers as part of our call analytics and pay-for-call services to advertisers, which enables advertisers and other users of our services to help measure the effectiveness of mobile, online, and offline advertising campaigns. If we are not able to secure or retain sufficient phone numbers needed for our services or we are limited in the number of available telecommunication carriers or vendors to provide such phone numbers to us in the event of any industry consolidation or if telecommunication carriers or vendors were to experience system disruptions, our revenue and results of operations may be materially and adversely affected. In addition, if revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher call volumes could materially and adversely affect our revenue and results of operations.

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

Expenses

Expenses were as follows (in thousands):

	Years ended December 31,
	2015	% of revenue	2016	% of revenue	2017	% of revenue
Service costs	$78,767	55%	$76,970	59%	$49,339	55%
Sales and marketing	16,462	11%	22,307	17%	15,652	17%
Product development	31,058	22%	28,446	22%	18,094	20%
General and administrative	18,510	13%	21,754	17%	13,567	15%
Acquisition and disposition related costs	219	0%	662	1%	—	0%
	$145,016	101%	$150,139	116%	$96,652	107%

We record stock-based compensation expense under the fair value method. Beginning on January 1, 2017, we elected to account for forfeitures as they occur, whereas we utilized estimated forfeitures in prior periods. Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statements of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Years ended December 31,
	2015	2016	2017
Service costs	$1,189	$693	$515
Sales and marketing	1,307	1,738	1,014
Product development	2,410	1,569	679
General and administrative	5,118	6,183	2,389
Total stock-based compensation	$10,024	$10,183	$4,597

See Note 6 (b). Stock Option Plan of the Notes to Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 36% from $77.0 million in 2016 to $49.3 million in 2017. The decrease was primarily attributable to a decrease in distribution partner payments, personnel and outside service provider costs, stock-based compensation, and communication and network costs totaling $27.3 million As a percentage of revenue, service costs were 59% and 55% for 2016 and 2017, respectively. The 2017 decrease as a percentage of revenue was primarily a result of a decrease in distribution partner payments and decreases in overall operating costs.

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

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform makes up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect in the near and intermediate term for service costs as a percentage of revenue and in absolute dollars for service costs to be relatively stable or modestly higher relative to the most recent quarterly periods. We also expect service costs in absolute dollars to increase over the longer term in connection with any revenue increase and expansion in our communication and network infrastructure.

Sales and Marketing. Sales and marketing expenses decreased 30% from $22.3 million in 2016 to $15.7 million in 2017. The decrease in dollars was primarily attributable to a decrease in personnel costs which included $307,000 of employee separation related costs in the 2017 period, stock-based compensation, outside marketing activities, facility related costs, and travel costs totaling $6.8 million. As a percentage of revenue, sales and marketing expenses were relatively flat at 17% for both 2016 and 2017.

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

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near and intermediate term to be relatively stable in absolute dollars relative to the most recent quarterly periods. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses decreased 36% from $28.4 million in 2016 to $18.1 million in 2017. As a percentage of revenue, product development expenses were 22% and 20% for the years ended December 31, 2016 and 2017, respectively. The net decrease in dollars and percentage was primarily due to a decrease in personnel and outside service provider costs, which included $358,000 of employee separation related costs in the 2017 period, stock-based compensation, and travel costs totaling $10.2 million.

Product development expenses decreased 8% from $31.1 million in 2015 to $28.4 million in 2016. The net decrease in dollars was primarily due to decrease in personnel costs, stock-based compensation, travel costs, fees paid to outside service providers, and depreciation totaling $2.6 million. As a percentage of revenue, product development expenses were relatively flat at 22% for 2015 and 2016. We expect product development expenditures to be relatively stable in the near and intermediate term in absolute dollars relative to our most recent quarterly periods. In the longer term, to the extent our revenues increase, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses decreased 38% from $21.8 million in 2016 to $13.6 million in 2017. As a percentage of revenue, general and administrative expenses were 17% and 15% for

2016 and 2017, respectively. The net decrease in dollars was primarily due to a decrease in personnel and outside service provider costs, stock-based compensation, and professional fees totaling $8.1 million.

General and administrative expenses increased 18% from $18.5 million in 2015 to $21.8 million in 2016. As a percentage of revenue, general and administrative expenses were 13% and 17% for 2015 and 2016, respectively. The increase in dollars and percentage of revenue was primarily due to an increase in personnel costs which included employee separation related costs, stock-based compensation, and fees paid to outside service providers. The increase as a percentage of revenue was also attributable to lower revenues. We expect our general and administrative expenses to be stable in the near and intermediate term relative to our most recent quarterly periods. We expect that our general and administrative expenses will be stable to modestly higher in the longer term to the extent that we expand our operations, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

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

Income Taxes. The income tax expense from continuing operations was $42,000 in 2017 and was primarily related to state income taxes. In 2017, the effective tax rate differed from the expected tax rate of 34% due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts. We recognized approximately $157,000 of federal research and experimental credits for 2017.

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to U.S. federal corporate income tax law. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 34% to 21% for years beginning after December 31, 2017, limitation on the utilization of NOLs arising after December 31, 2017, and imposing a one-time mandatory deemed repatriation tax on accumulated earnings of foreign subsidiaries for the year ended December 31, 2017. The reduction in the U.S. federal corporate tax rate decreased our net deferred tax balances by $14.4 million, which was fully offset by a corresponding decrease to our deferred tax valuation allowance. We do not expect to pay U.S. federal cash taxes due to an accumulated deficit in foreign earnings for tax purposes related to the one-time mandatory deemed repatriation tax on foreign earnings. We recorded our provision for income taxes in accordance with the 2017 Tax Act and guidance available as of the date of this filing.

At December 31, 2017, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets of $32.7 million will be realized and accordingly, we have recorded 100% valuation allowance of $32.7 million against these deferred tax assets. This compares to a valuation allowance of $44.5 million at December 31, 2016. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We have incurred federal taxable losses in 2015, 2016, and 2017. During 2015, we sold our Archeo operations and will no longer benefit from the contribution from these operations. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

The income tax expense from continuing operations was $54,000 in 2016 and was related to state income taxes. In 2016, the effective tax rate differed from the expected tax rate of 34% due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts. We recognized approximately $541,000 of federal research and experimental credits for 2016.

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

Discontinued Operations, net of tax. In April 2015, we sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. This disposal met the requirements of Accounting Standards Codification 205-20, Discontinued Operations, for presentation as discontinued operations. As a result, the operating results related to this disposition is shown as discontinued operations, net of tax. We received net cash proceeds at closing of $28.1 million and the sale included contingent earn-out payments that depend on the achievement of certain sales thresholds. We recognized a gain on sale of discontinued operations, net of tax of $22.2 million in 2015. See Note 10. Discontinued Operations, Dispositions and Other of the Notes to Consolidated Financial Statements for further discussion.

Net Income (Loss). Net loss was $84.1 million in 2016 compared to net loss of $6.1 million in 2017. The decrease in net loss was primarily attributable to a goodwill impairment charge in 2016 in the amount of $63.3 million with no corresponding amounts in 2017. The decrease to a lesser extent was also due to the effect of fewer personnel, lower distribution partner payments and lower overall operating costs in 2017, which were partially offset by lower revenues and $700,000 of employee related separation costs.

Net income was $26.7 million in 2015 compared to net loss of $84.1 million in 2016. The decrease in net income was primarily attributable to a goodwill impairment charge in 2016 in the amount of $63.3 million and the sale of Archeo’s domain operations in April 2015 resulting in a $22.2 million gain on sale of discontinued operations, net of tax, in the year ended December 31, 2015 with no corresponding amounts in 2016. The decrease to a lesser extent was also a result of lower revenues and higher sales and marketing costs.

Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters ended December 31, 2017. The information in the tables below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. We have prepared this information on the same basis as the consolidated financial statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters or other periods presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter or period presented.

	Quarter Ended
(in thousands)	Mar 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	Mar 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017
Consolidated Statements of Operations:
Revenue	$35,985	$34,412	$30,749	$28,401	$24,375	$22,016	$22,053	$21,847
Expenses:
Service costs	21,982	20,477	18,505	16,006	13,598	12,175	11,917	11,649
Sales and marketing	5,522	5,649	5,562	5,574	4,992	3,471	3,612	3,577
Product development	7,472	7,555	6,832	6,587	5,270	4,283	4,256	4,285
General and administrative	4,662	5,833	5,320	5,939	4,030	3,394	3,144	2,999
Acquisition and disposition related costs	4	304	354	—	—	—	—	—
Total operating expenses	39,642	39,818	36,573	34,106	27,890	23,323	22,929	22,510
Impairment of goodwill	—	(63,305)	—	—	—	—	—	—
Loss from operations	(3,657)	(68,711)	(5,824)	(5,705)	(3,515)	(1,307)	(876)	(663)
Other income (expense), net	(7)	(68)	(15)	(25)	17	40	77	182
Loss before provision for income taxes	(3,664)	(68,779)	(5,839)	(5,730)	(3,498)	(1,267)	(799)	(481)
Income tax expense	13	12	15	14	12	13	12	5
Net loss	(3,677)	(68,791)	(5,854)	(5,744)	(3,510)	(1,280)	(811)	(486)
Dividends applicable to participating securities	—	—	—	—	—	—	—	355
Net loss applicable to common stockholders	$(3,677)	$(68,791)	$(5,854)	$(5,744)	$(3,510)	$(1,280)	$(811)	$(841)

Due to rounding, the sum of quarterly amounts may not equal amounts reported for year-to-date periods.

Liquidity and Capital Resources

As of December 31, 2016, and 2017, we had cash and cash equivalents of $104.0 million and $104.2 million, respectively. As of December 31, 2017, we had current and long term contractual obligations of $14.9 million, of which $11.3 million is for rent under our facility operating leases.

Cash used provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as amortization and depreciation, stock-based compensation, allowance for doubtful accounts and advertiser credits, impairment of goodwill, and changes in working capital.

Cash provided by operating activities for the year ended December 31, 2017 of approximately $1.7 million consisted primarily of a net loss of $6.1 million adjusted for non-cash items of $7.6 million, which included depreciation and amortization, allowance for doubtful accounts and advertiser credits, stock-based compensation, and approximately $165,000 provided by working capital and other activities. Cash used in operating activities for the year ended December 31, 2016 of approximately $3.7 million consisted primarily of a net loss of $84.1 million adjusted for non-cash items of $78.4 million, which included depreciation and amortization, allowance for doubtful accounts and advertiser credits, stock-based compensation, and impairment of goodwill of $63.3 million, and approximately $2.0 million used in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2015 of approximately $12.8 million consisted primarily of net income of $26.7 million adjusted for non-cash items of $14.0 million, which included amortization and depreciation, allowance for doubtful accounts and advertiser credits, and stock-based compensation, less $1.5 million of gain on sale of Archeo assets related to the sale of the remaining Archeo operations in December 2015, less $22.2 million gain on sale of discontinued operations related to the April 2015 sale of certain assets related to Archeo’s domain operations, and $4.3 million used in working capital and other activities.

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the years ended December 31, 2016 and 2017. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

Nearly all of our reseller partner arrangements, including our arrangements with resellers such as YP and/or Dex, CDK Global, hibu Inc., and Web.com, are billed on a monthly basis following the month of the delivery of services This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding calls, other delivery actions, or placements of the listings. For these services, reseller partner payments are generally received two to four weeks or longer following payment to the distribution partners. We also have payment arrangements with advertising agencies such as Resolution Media and OMD Digital whereby we receive payment after the agency’s advertiser pays the agency, which is generally between 60 and 120 days or longer, following the delivery of services. We expect that in the future periods, if the amounts from our reseller partner and agency arrangements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

For the year ended and as of December 31, 2017, amounts from these partners and agencies totaled 46% of revenue and $8.1 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 17% of total revenues for the year ended December 31, 2017 and 31% of accounts receivable as of December 31, 2017.

Our local leads platform and pay-for-call services agreements with YP expire December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights beginning January 1, 2018 upon four-months prior notice. We also have a separate distribution partner agreement with YP. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods. In 2017, Dex acquired YP Holdings, which is the parent company of YP. We have separate partner reseller arrangements with Dex for call advertising services. It is possible that this acquisition may result in changes to our relationship and arrangements with DexYP, including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from DexYP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results. DexYP accounted for 21% of total revenues for the year ended December 31, 2017 and net accounts receivable balances outstanding as of December 31, 2017 from DexYP totaled $2.6 million.

We have revenue concentrations with certain other large advertisers and advertising agencies and most of these customers are not subject to long term contracts with us or have contracts with near term expiration dates and are generally able to reduce or cease advertising spending at any time and for any reason. Reseller partners purchase various advertising and marketing services, as well as provide us with a large number of advertisers. A loss of reseller partners or a decrease in revenue from these resellers could adversely affect our business. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns, which are typically short term and subject to a specified dollar amount, and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising arrangements with certain large customers which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would adversely affect revenues and profitability. This could have a material adverse effect on our results of operations and financial condition. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, change marketing strategies or agency affiliations, be acquired by parent companies with alternative media tactics, delay payments or otherwise forfeit balances owed.

Cash used in investing activities for the year ended December 31, 2017 of $1.6 million was primarily attributable to purchases for property and equipment. Cash used in investing activities for the year ended December 31, 2016 of $1.2 million was primarily attributable to purchases for property and equipment of approximately $986,000 and cash paid for costs incurred as a result of the sale of the remaining Archeo assets of $224,000. Cash provided by investing activities for the year ended December 31, 2015 of $21.8 million was primarily attributable to proceeds from sales of discontinued operations related to the April 2015 sale of Archeo’s domain operations, net of transaction costs of $25.2 million and proceeds from the sale of Archeo assets in December 2015, net of transaction costs, of $731,000. These amounts were partially offset by purchases of property and equipment of $4.1 million.

We expect property and equipment purchases in the near and intermediate term to be modestly higher compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We expect our expenditures for product development initiatives and internally developed software will be stable to modestly higher in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives.

Cash provided by financing activities for the year ended December 31, 2017 of approximately $125,000 was primarily attributable to proceeds from employee stock option exercises and the employee stock purchase plan. Cash used in financing activities for the year ended December 31, 2016 of approximately $312,000 was primarily attributable to repurchases of 89,000 shares of Class B common stock for treasury and minimum tax withholding payments related to certain executive restricted stock award vests totaling $662,000, which was partially offset by proceeds primarily from employee stock option exercises and the employee stock purchase plan of $350,000. Cash used in financing activities for the year ended December 31, 2015 of approximately $5.5 million was primarily attributable to the payment of common stock dividends of $1.7 million and repurchases of 924,000 shares of Class B common stock for treasury of $3.8 million.

The following table summarizes our contractual obligations as of December 31, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

In thousands	Total	Less than 1 year	1-3 years	4-5 years	thereafter
Contractual Obligations:
Operating leases	$11,349	$1,370	$2,996	$3,179	$3,804
Other contractual obligations	$3,446	2,634	812	—	—
Total contractual obligations (1)	$14,795	$4,004	$3,808	$3,179	$3,804

(1)	Our tax contingencies of approximately $1.1 million are not included due to their uncertainty.

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

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2016, approximately 89,000 shares of Class B common stock were repurchased. We have made no repurchases under the 2014 Repurchase Program for the year ended December 31, 2017.

In the first half of 2015, quarterly dividends in the amount of $0.02 per share were paid in each of the quarters, totaling $1.7 million. In December 2017, we declared a special cash dividend in the amount of $0.50 per share on our Class A and B common stock. We will pay this dividend on March 21, 2018 to the holders of record as of the close of business on March 8, 2018. The total estimated dividends to be paid is $21.9 million and was recorded in Dividends Payable in our consolidated balance sheet at December 31, 2017. Our ability to pay dividends is dependent upon a variety of factors, including our financial results, liquidity and financial condition and capital requirements. There is no assurance that we will pay dividends in the future.

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

Revenue

We primarily generate our revenues from advertisers for use of our call analytics technology and pay-for-call advertising products and services. Our revenue also consists of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services. We generate revenue from our call analytics technology platform when advertisers pay us a fee for each call or call related data element they receive from calls including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate. For our call marketplace services, advertisers or advertising service providers are charged on a pay-for-call or cost-per-action basis. For pay-for-call advertising, revenue is recognized upon delivery of qualified and reported phone calls or other action to our advertisers or advertising service providers’ listing which occurs when a mobile, online or offline user makes a phone call or clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each qualified phone call or specified action on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third-party website in our distribution network to an advertiser website and completes the specified action.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, third-party vertical and branded websites, and mobile and offline sources. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per phone call or other action on these listings. We act as the primary obligor in these transactions, and we are responsible for providing customer and administrative services to the advertiser. In accordance with FASB ASC Topic 605, Revenue Recognition the revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency or reseller contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and we, in certain instances, are only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements, resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

Stock-Based Compensation

FASB ASC Topic 718, Compensation – Stock Compensation requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock issuances, and restricted stock units be based on estimated fair values. Beginning January 1, 2017, we account for forfeitures as they occur, rather than estimating expected forfeitures. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method.

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

Although the fair value of stock-based awards is determined in accordance with FASB ASC Topic 718, Compensation – Stock Compensation the assumptions used in calculating fair value of stock-based awards and the use of the Black-Scholes option pricing model is highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 6(b) Stock Option Plan in the Notes to Consolidated Financial Statements for additional information.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. On January 1, 2017, previously unrecognized excess tax benefits of $3.7 million were recorded to accumulated deficit and an increase to our deferred tax assets with a corresponding change to the valuation allowance as a result of the adoption of ASU 2016-09. This resulted in no net impact to equity due to the Company’s full valuation allowance. We also adopted ASU 2015-17, on January 1, 2017, which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The adoption of this standard did not have any impact on the company’s financial statements due to the full valuation allowance recorded on our deferred taxes. Uncertain tax positions as of December 31, 2016 and 2017 amounted to $1.1 million for both years.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") was signed into law making significant changes to U.S. federal corporate income tax law. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 34% to 21% for years beginning after December 31, 2017, limitation on the utilization of NOLs arising after December 31, 2017, and imposing a one-time mandatory deemed repatriation tax on accumulated earnings of foreign subsidiaries for the year ended December 31, 2017. The reduction in the U.S. federal corporate tax rate decreased the Company’s net deferred tax balances by $14.4 million, which was fully offset by a corresponding decrease to its deferred tax valuation allowance. The Company does not expect to pay U.S. federal cash taxes due to an accumulated deficit in foreign earnings for tax purposes related to the one-time mandatory deemed repatriation tax on foreign earnings. The Company recorded its provision for income taxes in accordance with the 2017 Tax Act and guidance available as of the date of this filing.

We determined that it is not more likely than not that our deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2016 and December 31, 2017. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

As of December 31, 2017, our federal NOL carryforwards were approximately $75.4 million for income tax purposes, and federal research and development credit carryforwards of $5.0 million for income tax purposes, which are potentially available to offset future tax liabilities. As of December 31, 2017, our state, city, and other foreign jurisdiction NOL carryforwards were approximately $5.5 million, which begin to expire in 2025.

In addition, at December 31, 2016 and 2017, we have certain federal NOL carryforwards of approximately $1.7 million, which prior to the 2017 Tax Act were set to begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred related to these specific NOL carryforwards, and that the utilization is limited such that substantially all of these NOL carryforwards will likely never be utilized. Accordingly, we have not included these federal NOL carryforwards in its deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Recent Accounting Pronouncement Not Yet Effective

For discussion regarding recent accounting pronouncements not yet effective, see Note 1(r). Description of Business and Summary – Recent Accounting Pronouncement Not Yet Effective of the notes to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to foreign currency and interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We place our investments with high-quality financial institutions. During the years ended December 31, 2016 and 2017, the effects of changes in interest rates on the fair market value of our investments and our earnings and the effect of changes in foreign currency exchange rates on our earnings were not material. Further, we believe that the impact on the fair market value of our investments and our earnings from a hypothetical 10% change in interest rates would not be significant. We do not have any material foreign currency or other derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Marchex, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Marchex, Inc. and subsidiaries. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Seattle, Washington

March 14, 2018

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Marchex, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Marchex, Inc. & subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 14, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Seattle, Washington

March 14, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Marchex, Inc.:

We have audited the accompanying consolidated balance sheet of Marchex, Inc. and subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marchex, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington

March 8, 2017

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$103,950	$104,190
Accounts receivable, net	18,922	14,860
Prepaid expenses and other current assets	1,629	2,041
Total current assets	124,501	121,091
Property and equipment, net	3,557	2,405
Other assets, net	214	326
Total assets	$128,272	$123,822
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,811	$4,928
Accrued expenses and other current liabilities	7,707	5,585
Deferred revenue	349	313
Dividends payable	—	21,907
Total current liabilities	14,867	32,733
Other non-current liabilities	134	1,090
Total liabilities	15,001	33,823
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 137,500 shares;
Class A: 12,500 shares authorized; 8,032 and 5,056 shares issued and outstanding, respectively, at December 31, 2016 and 2017	53	53
Class B: 125,000 shares authorized; 38,004 shares issued and outstanding at December 31, 2016, including 875 shares of restricted stock; and 38,736 shares issued and outstanding, at December 31, 2017, including 710 shares of restricted stock	380	387
Additional paid-in capital	360,422	343,268
Accumulated deficit	(247,584)	(253,709)
Total stockholders’ equity	113,271	89,999
Total liabilities and stockholders’ equity	$128,272	$123,822

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2015	2016	2017
Revenue	$143,013	$129,547	$90,291
Expenses:
Service costs	78,767	76,970	49,339
Sales and marketing	16,462	22,307	15,652
Product development	31,058	28,446	18,094
General and administrative	18,510	21,754	13,567
Acquisition and disposition related costs	219	662	—
Total operating expenses	145,016	150,139	96,652
Impairment of goodwill	—	(63,305)	—
Gain on sale of Archeo assets	1,496	—	—
Loss from operations	(507)	(83,897)	(6,361)
Other income (expense):
Interest income, net and line of credit expense	(55)	(42)	302
Other, net	(8)	(73)	14
Total other income (expense)	(63)	(115)	316
Loss from continuing operations before provision for income taxes	(570)	(84,012)	(6,045)
Income tax expense	27	54	42
Loss from continuing operations	(597)	(84,066)	(6,087)
Discontinued operations:
Income from discontinued operations, net of tax	5,123	—	—
Gain on sale of discontinued operations, net of tax	22,195	—	—
Discontinued operations, net of tax	27,318	—	—
Net income (loss)	26,721	(84,066)	(6,087)
Dividends applicable to participating securities	(37)	—	(355)
Net income (loss) applicable to common stockholders	$26,684	$(84,066)	$(6,442)
Basic and diluted net income (loss) per Class A share applicable to common stockholders:
Continuing operations	$(0.01)	$(2.01)	$(0.16)
Discontinued operations, net of tax	$0.66	$—	$—
Basic and diluted net income (loss) per Class A share applicable to common stockholders	$0.65	$(2.01)	$(0.16)
Basic and diluted net income (loss) per Class B share applicable to common stockholders:
Continuing operations	$(0.01)	$(2.01)	$(0.15)
Discontinued operations, net of tax	$0.66	$—	$—
Basic and diluted net income (loss) per Class B share applicable to common stockholders	$0.65	$(2.01)	$(0.15)
Dividends per share	$0.04	$—	$0.50
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	5,233	5,190	5,056
Class B	35,935	36,550	37,657
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	5,233	5,190	5,056
Class B	41,168	41,740	42,713

See accompanying Notes to Consolidated Financial Statements.

70

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2014	5,233	$55	37,271	$373	(454)	$(2,503)	$348,467	$(190,239)	$156,153
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	937	9	(49)	—	330	—	339
Tax withholding related to restricted stock awards	—	—	—	—	(70)	(1)	(283)	—	(284)
Repurchase of Class B common stock	—	—	—	—	(924)	(3,803)	—	—	(3,803)
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	10,025	—	10,025
Retirement of treasury stock	—	—	(1,375)	(14)	1,375	6,069	(6,055)	—	—
Net income	—	—	—	—	—	—	—	26,721	26,721
Common stock cash dividends	—	—	—	—	—	—	(1,685)	—	(1,685)
Balances at December 31, 2015	5,233	$55	36,833	$368	(122)	$(238)	$350,799	$(163,518)	$187,466
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	1,714	17	(412)	(4)	337	—	350
Tax withholding related to restricted stock awards	—	—	—	—	(97)	(1)	(296)	—	(297)
Repurchase of Class B common stock	—	—	—	—	(89)	(365)	—	—	(365)
Conversion of Class A common stock to Class B common stock	(177)	(2)	177	2	—	—	—	—	—
Stock compensation from options and restricted stock, net of estimated forfeitures	—	—	—	—	—	—	10,183	—	10,183
Retirement of treasury stock	—	—	(720)	(7)	720	608	(601)	—	—
Net loss	—	—	—	—	—	—	—	(84,066)	(84,066)
Balances at December 31, 2016	5,056	$53	38,004	$380	—	—	$360,422	$(247,584)	$113,271
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	971	9	(239)	(2)	118	—	125
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	4,597	—	4,597
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	—	—	38	(38)	—
Retirement of treasury stock	—	—	(239)	(2)	239	2	—	—	—
Common stock cash dividends declared	—	—	—	—	—	—	(21,907)	—	(21,907)
Net loss	—	—	—	—	—	—	—	(6,087)	(6,087)
Balances at December 31, 2017	5,056	$53	38,736	$387	—	—	$343,268	$(253,709)	$89,999

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net income (loss)	$26,721	$(84,066)	$(6,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	3,661	3,194	2,791
Impairment of goodwill	—	63,305	—
Loss on disposals of fixed assets and intangible assets, net	—	5	—
Gain on sale of discontinued operations	(22,195)	—	—
Gain on sale of Archeo assets	(1,496)	—	—
Allowance for doubtful accounts and advertiser credits	321	1,682	226
Stock-based compensation	10,025	10,183	4,597
Change in certain assets and liabilities:
Accounts receivable, net	999	4,017	3,836
Prepaid expenses, other current assets, and other assets	699	274	48
Accounts payable	(4,085)	(2,611)	(1,963)
Accrued expenses and other current liabilities	(1,008)	1,219	(1,763)
Deferred revenue	(433)	(343)	(36)
Other non-current liabilities	(456)	(528)	43
Net cash provided by (used in) operating activities	12,753	(3,669)	1,692
Cash flows from investing activities:			.
Purchases of property and equipment	(4,107)	(986)	(1,562)
Purchases of intangibles and changes in other non-current assets	(51)	(14)	(15)
Proceeds from sale of discontinued operations, net	25,249	—	—
Proceeds from (cash paid for) sale of Archeo assets, net	731	(224)	—
Net cash provided by (used in) investing activities	21,822	(1,224)	(1,577)
Cash flows from financing activities:
Tax withholding related to restricted stock awards	(284)	(297)	—
Repurchase of Class B common stock for treasury stock	(3,822)	(365)	—
Common stock dividends payments	(1,685)	—	—
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	339	350	125
Net cash provided by (used in) financing activities	(5,452)	(312)	125
Net increase (decrease) in cash and cash equivalents	29,123	(5,205)	240
Cash and cash equivalents at beginning of period	80,032	109,155	103,950
Cash and cash equivalents at end of period	$109,155	$103,950	$104,190
Supplemental disclosure of cash flow information:
Cash received (paid) during the period for income taxes, net of refunds	(28)	(24)	16
Cash received (paid) during the period for interest, net	(55)	(37)	297
Supplemental disclosure of non-cash investing and financing activities:
Common stock cash dividends declared and not paid	—	—	21,907
Leasehold improvement incentive recorded in other current/non-current assets and other non-current liabilities	—	—	553
Property and equipment acquired in accounts payable and accrued expenses	195	—	88

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

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2016 and 2017: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature.

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

The allowance for doubtful accounts activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2015	583	61	160	484
December 31, 2016	484	90	75	499
December 31, 2017	499	161	34	626

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Additions charged against revenue	Credits processed	Balance at end of period
December 31, 2015	1,018	263	756	525
December 31, 2016	525	1,592	1,179	938
December 31, 2017	938	65	390	613

(e) Property and Equipment

Property and equipment are stated at cost. Depreciation on computers and other related equipment, purchased and internally developed software, and furniture and fixtures is calculated on the straight-line method over the estimated useful lives of the assets, generally averaging three years. Leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful lives of the assets generally ranging from five to eight years.

(f) Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. As of the years ended December 31, 2016 and 2017, the Company had no goodwill on its balance sheet.

(g) Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and no longer depreciated.

(h) Revenue Recognition

The Company generates revenues from advertisers for use of its call analytics technology and pay-for-call advertising products and services. The Company’s revenue also consists of payments from its reseller partners for use of its local leads platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost-per-action services.

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

The Company’s call marketplace offers advertisers and adverting service providers’ ad placements across the Company’s distribution network. Advertisers or advertising service providers are charged on a pay-per-call or cost-per-action basis. The Company generates revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each qualified phone call, which occurs when a user makes a phone call, clicks, or completes a specified action on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. Each qualified phone call or specified action on an advertisement listing represents a completed transaction. The Company also generates revenue from cost-per-action services, which occurs when a user makes a phone call from the Company’s advertiser’s listing or is redirected from one of the Company’s web sites or a third-party web site in the Company’s distribution network to an advertiser web site and completes the specified action. The Company’s distribution network is primarily comprised of third party mobile and online search engines and applications, mobile carriers, directories, destination sites, shopping engines, Internet domains or web sites, other targeted Web-based content, and offline sources. The Company enters into agreements with these third-party distribution partners to provide distribution for pay-for-call advertisement listings, which contain call tracking numbers and/or URL strings. The Company generally pays distribution partners based on a percentage of revenue or a fixed amount per phone call on these listings. The Company acts as the primary obligor with the advertiser for revenue call transactions, and is responsible for the fulfillment of services.

The Company’s local leads platform allows reseller partners to sell call advertising, search marketing, and other lead generation products through their existing sales channels to small business advertisers. The Company generates revenue from reseller partners utilizing the Company’s local leads platform and is paid account fees and/or agency fees for the Company’s products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners engage the advertisers and are the primary obligor, and the Company, in certain instances, is only financially liable to the publishers in the Company’s capacity as a collection agency for the amount collected from the advertisers. The Company recognizes revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay the Company a fee for fulfilling an advertiser’s campaign in its distribution network and the Company acts as the primary obligor. The Company recognizes revenue for these fees under the gross revenue recognition method.

The revenue derived from advertisers is generally reported gross based upon the amounts received from the advertiser. The Company also recognizes revenue for certain agency or reseller contracts with advertisers under the net revenue recognition method. Under these specific agreements, the Company purchases listings on behalf of advertisers from search engines and directories. The Company is paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, the advertisers are primarily responsible for choosing the publisher and determining pricing, and the Company, in certain instances, is only financially liable to the publisher for the amount collected from its advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and the Company is paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements, resellers pay the Company a fee for fulfilling an advertiser’s campaign in its distribution network and the Company acts as the primary obligor. The Company recognizes revenue for these fees under the gross revenue recognition method.

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

(i) Service Costs

The largest component of the Company’s service costs consists of user acquisition costs that relate primarily to payments made to distribution partners for access to their mobile, online, offline, or other user traffic. The Company enters into agreements of varying durations with distribution partners that integrate the Company’s services into their web sites, indexes or other sources of user traffic. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per phone call or other action. Other payment structures that to a lesser degree exist include: 1) variable payments based on a specified metric, such as number of paid calls or other actions, 2) fixed payments, based on a guaranteed minimum amount of usage delivered, and 3) a combination arrangement with both fixed and variable amounts that may be paid in advance.

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

Service costs also include network operations and customer service costs that consist primarily of costs associated with providing performance-based advertising and marketing services. These costs include telecommunication costs, including the use of phone numbers for providing call based advertising services, colocation service charges and depreciation of network equipment and software, bandwidth and software license fees, payroll and expenses of related personnel, and stock-based compensation. Other service costs include license and content fees, costs to maintain our websites, credit card processing fees and domain name and related renewal and registration costs.

(j) Advertising Expenses

Advertising costs are expensed as incurred and include mobile and online advertising and related outside marketing activities, including sponsorships and trade shows. Such costs are included in sales and marketing. Advertising costs were approximately $2.4 million, $2.0 million and $1.6 million for the years ended December 31, 2015, 2016 and 2017, respectively.

(k) Product Development

Product development costs consist primarily of expenses incurred by the Company in the research and development, creation, and enhancement of the Company’s products and services. Research and development costs are expensed as incurred and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the services. For the periods presented, substantially all of the product development expenses are research and development. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. FASB ASC Topic 350 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the U.S. federal corporate income tax law which included a decrease in the U.S. federal corporate rate from 34% to 21%. See Note. 5 Income Taxes of the Notes to Consolidated Financial Statements for further discussion.

(m) Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, over the vesting or service period, as applicable, of the stock award using the straight-line method. On January 1, 2017, the Company adopted Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This ASU impacts several aspects of accounting for share-based payment transactions, including certain income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, the Company elected to account for forfeitures as they occur and no longer uses an estimated forfeiture rate in the calculation of stock-based compensation expense. The net cumulative effect of this election was recognized as an increase to accumulated deficit on January 1, 2017 and was not significant. Also under ASU 2016-09, excess tax benefits generated when stock-based awards vest or are settled are no longer recognized in equity but are instead recognized as a reduction to the provision for income taxes. On January 1, 2017, the Company recorded unrecognized excess tax benefits of $3.7 million to accumulated deficit, with a corresponding increase to the valuation allowance on deferred tax assets. This resulted in no net impact to equity due to the Company’s full valuation allowance. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows.

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

(o) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during 2016 and 2017, the Company held cash equivalents in deposit sweep accounts with these same financial institutions. These Level 2 assets were fully liquidated prior to December 31, 2016 and 2017.

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

There were no distribution partners paid more than 10% of consolidated revenue for the years ended December 31, 2015, 2016, and 2017.

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Years ended December 31,
	2015	2016	2017
Advertiser A	29%	23%	21%
Advertiser B	19%	23%	17%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of consolidated accounts receivable is as follows (in percentages):

	At December 31,
	2016	2017
Advertiser A	11%	17%
Advertiser B	30%	31%
Advertiser C	15%	10%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 18%, 20% and 10% of consolidated revenue for the years ended December 31, 2015, 2016 and 2017, respectively. This same advertising agency represented 26% and 21% of accounts receivable as of December 31, 2016, and 2017, respectively. One other advertising agency represented less than 10% of accounts receivable as of December 31, 2016, and 11% of accounts receivable as of December 31, 2017.

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

In accordance with the two class method, the undistributed earnings (losses) for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the earnings for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on its common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed earnings (losses) on a proportionate basis. The Company paid cash dividends equally to both classes of common stock and unvested restricted shares from November 2006 through May 2015 and in December 2017, the Company declared a special cash dividend. See Note 6. Stockholders’ Equity of the Notes to Consolidated Financial Statements for further discussion.

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

The following table presents the computation of basic net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2015		2016		2017
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net loss from continuing operations	$(81)	$(516)	$(10,452)	$(73,614)	$(786)	$(5,301)
Dividends applicable to participating securities	—	(37)	—	—	—	(355)
Net loss from continuing operations applicable to common stockholders	$(81)	$(553)	$(10,452)	$(73,614)	$(786)	$(5,656)
Discontinued operations, net of tax	3,472	23,846	—	—	—	—
Net income (loss) applicable to common stockholders	$3,391	$23,293	$(10,452)	$(73,614)	$(786)	$(5,656)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	35,935	5,190	36,550	5,056	37,657
Basic net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.01)	$(0.01)	$(2.01)	$(2.01)	$(0.16)	$(0.15)
Discontinued operations, net of tax	0.66	0.66	—	—	—	—
Basic net income (loss) per share applicable to common stockholders	$0.65	$0.65	$(2.01)	$(2.01)	$(0.16)	$(0.15)

The following table presents the computation of diluted net income (loss) per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2015		2016		2017
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net loss from continuing operations	$(81)	$(516)	$(10,452)	$(73,614)	$(786)	$(5,301)
Dividends applicable to participating securities	—	(37)	—	—	—	(355)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(81)	—	(10,452)	—	(786)
Net loss from continuing operations applicable to common stockholders	$(81)	$(634)	$(10,452)	$(84,066)	$(786)	$(6,442)
Discontinued operations, net of tax	3,472	23,846	—	—	—	—
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B share	—	3,472	—	—	—	—
Diluted discontinued operations, net of tax	$3,472	$27,318	$—	$—	$—	$—
Net income (loss) applicable to common stockholders	$3,391	$26,684	$(10,452)	$(84,066)	$(786)	$(6,442)
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	5,233	35,935	5,190	36,550	5,056	37,657
Conversion of Class A to Class B common shares outstanding	—	5,233	—	5,190	—	5,056
Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	5,233	41,168	5,190	41,740	5,056	42,713
Diluted net income (loss) per share:
Net loss from continuing operations applicable to common stockholders	$(0.01)	$(0.01)	$(2.01)	$(2.01)	$(0.16)	$(0.15)
Discontinued operations, net of tax	0.66	0.66	—	—	—	—
Diluted net income (loss) per share applicable to common stockholders	$0.65	$0.65	$(2.01)	$(2.01)	$(0.16)	$(0.15)

The computation of diluted net income (loss) per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the years ended December 31, 2015, 2016 and 2017, outstanding options to acquire 8,937, 7,678, and 5,713 shares, respectively, of Class B common stock.
•	For the years ended December 31, 2015, 2016, and 2017, 785, 875, and 710 shares of unvested Class B restricted common shares, respectively.
•	For the years ended December 31, 2015, 2016 and 2017, 1,437, 1,882, and 1,161 restricted stock units, respectively.

(q) Guarantees

FASB ASC Topic 460, Guarantees provides accounting guidance surrounding liability recognition and disclosure requirements related to guarantees. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Topic 460 except for standard indemnification provisions that are contained within many of the Company’s advertiser and distribution partner agreements, and give rise only to the disclosure requirements prescribed by FASB ASC Topic 460.

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

(r) Recent Accounting Pronouncement Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled when products or services are transferred to customers. In July 2015, the FASB voted to approve a one-year delay of the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In 2016, the FASB issued additional guidance to clarify the implementation guidance including ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations. This ASU clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09 and provides indicators that assist in the assessment of control. ASU 2014-09 allows adoption using either (i) a full retrospective approach for all periods presented in the period of adoption, or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of adoption and providing certain additional disclosures. The standard also allows entities to apply certain practical expedients at their discretion.

The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach and plans to apply the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts and will provide additional disclosures comparing results to previous GAAP in our 2018 consolidated financial statements. The primary impact upon adoption of the standard will be the deferral (i.e. capitalization) of incremental contract acquisition costs and the recognition (i.e. amortization) of them over the term of the initial contract and anticipated renewal contracts to which the costs relate. Deferred contract costs are estimated to have an average amortization period of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company is utilizing the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. The incremental contract acquisition costs on open contracts to be capitalized and subsequently amortized upon adoption on January 1, 2018 as a cumulative effect adjustment to accumulated deficit in equity are estimated to be insignificant. The overall cumulative effect of initially applying the new revenue standard on January 1, 2018, which will result in a decrease to accumulated deficit, is estimated to be insignificant.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), an ASU which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU must be adopted using retrospective approach. The Company will adopt this ASU beginning Q1 2018 and it does not expect adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets other than Inventory (ASU 2016-16), an ASU requiring the recognition of income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU must be adopted using a modified retrospective approach. The Company will adopt this ASU beginning Q1 2018 and it does not expect adoption of ASU 2016-16 to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the FASB Emerging Issues Task Force) (ASU 2016-18), an ASU requiring entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU must be adopted using retrospective approach. The Company will adopt this ASU beginning Q1 2018 and it does not expect adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01), an ASU changing the definition of a business to assist with evaluating whether a set of transferred assets and activities is a business. The ASU is effective for reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The ASU must be adopted using a prospective approach on or after the effective date. The Company will adopt this ASU beginning Q1 2018 and it does not expect adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting, an ASU clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU should be adopted using a prospective approach on or after the adoption date. The Company will adopt this ASU beginning Q1 2018 and it does not expect adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

(2) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Years ended December 31,
	2016 (1)	2017 (1)
Computer and other related equipment	$18,467	$19,157
Purchased and internally developed software	6,811	6,687
Furniture and fixtures	1,493	1,071
Leasehold improvements	2,371	1,168
	$29,142	$28,083
Less: accumulated depreciation and amortization	(25,585)	(25,678)
Property and equipment, net	$3,557	$2,405

(1)	Includes the original cost and accumulated depreciation of fully-depreciated fixed assets which were $19.5 million and $21.7 million at December 31, 2016 and 2017, respectively.

Depreciation and amortization expense incurred by the Company was approximately $3.6 million, $3.2 million, and $2.8 million for the years ended December 31, 2015, 2016 and 2017, respectively.

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

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2018	$1,370	$2,634	$4,004
2019	1,476	811	2,287
2020	1,520	1	1,521
2021	1,566	—	1,566
2022 and after	5,417	—	5,417
Total minimum payments	$11,349	$3,446	$14,795

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

Rent expense incurred by the Company was approximately $1.9 million for the year ended December 31, 2015, and 2.0 million for the years ended December 31, 2016 and 2017, respectively.

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

(5) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") was signed into law making significant changes to U.S. federal corporate income tax law. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 34% to 21% for years beginning after December 31, 2017, limitation on the utilization of NOLs arising after December 31, 2017, and imposing a one-time mandatory deemed repatriation tax on accumulated earnings of foreign subsidiaries for the year ended December 31, 2017. The reduction in the U.S. federal corporate tax rate decreased the Company’s net deferred tax balances by $14.4 million which was fully offset by a corresponding decrease to its deferred tax valuation allowance. The Company does not expect to pay U.S. federal cash taxes due to an accumulated deficit in foreign earnings for tax purposes related to the one-time mandatory deemed repatriation tax on foreign earnings. The Company recorded its provision for income taxes in accordance with the 2017 Tax Act and guidance available as of the date of this filing.

The components of loss from continuing operations before provision for income taxes consist of the following (in thousands):

	Years ended December 31,
	2015	2016	2017
United States	$(573)	$(83,920)	$(6,022)
Foreign	3	(92)	(23)
Loss from continuing operations before provision for income taxes	$(570)	$(84,012)	$(6,045)

The provision for income taxes from continuing operations for the Company consists of the following (in thousands):

	Years ended December 31,
	2015	2016	2017
Current provision
State	27	54	42
Deferred provision (benefit)
Federal	1,187	(9,830)	14,638
Valuation allowance	(1,187)	9,830	(14,638)
Total income tax expense	$27	$54	$42

Income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following (in thousands):

	Years ended December 31,
	2015	2016	2017
Income tax benefit at U.S. statutory rate	$(194)	$(28,564)	$(2,055)
State taxes, net of valuation allowance	17	35	28
Stock-based compensation (1)	802	489	2,396
Non-deductible goodwill	—	16,917	—
Impact of 2017 Tax Act	—	—	14,413
Valuation allowance	(1,187)	9,830	(14,638)
Research tax credits	(510)	(541)	(156)
Other expenses	1,099	1,888	54
Total income tax expense	$27	$54	$42
(1)	Includes non-deductible stock-based compensation and beginning in 2017, excess tax benefits and shortfalls from stock-based compensation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below and reflects the 34% and 21% U.S. federal statutory rate for 2016 and 2017, respectively (in thousands):

	As of December 31,
	2016	2017
Deferred tax assets:
Accrued liabilities not currently deductible	$1,323	$721
Intangible assets-excess of financial statement over tax amortization	2,045	939
Goodwill recognized on financial statements in excess of tax amortization	8,683	3,750
Stock-based compensation	4,181	1,680
Federal net operating losses	17,619	15,887
State and city net operating loss carryforwards	6,330	5,403
Research & experimental tax credit carryforwards	3,676	3,832
Other	665	456
Gross deferred tax assets	44,522	32,668
Valuation allowance	(44,522)	(32,668)
Net deferred tax assets	$—	$—

On January 1, 2017, the Company adopted ASU 2016-09 and recorded previously unrecognized tax benefits of $3.7 million to accumulated deficit with a corresponding increase to the valuation allowance on deferred tax assets. ASU 2016-09 requires excess tax benefits and shortfalls to be recognized as a component of income tax expense.

As of December 31, 2017, the Company’s federal NOL carryforwards were approximately $75.4 million and federal research and development credit carryforwards of $5.0 million for income tax purposes, which are potentially available to offset future tax liabilities. As of December 31, 2017, the Company’s state, city, and other foreign jurisdiction NOL carryforwards were approximately $5.5 million, which begin to expire in 2025.

In addition, at December 31, 2016 and 2017, the Company had certain federal NOL carryforwards of approximately $1.7 million which prior to the 2017 Tax Act were set to begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred related to these specific NOL carryforwards, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will likely never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

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

At December 31, 2015, 2016 and 2017, the Company recorded a valuation allowance of $34.5 million, $44.5 million, and $32.7 million, respectively, against its federal, state, city and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized. The net change in the total valuation allowance for each of the years ended December 31, 2016 and 2017 was $10.0 million and $(12.1) million, respectively. The decrease in the valuation allowance in 2017 was primarily a result of the 2017 Tax Act which reduced the U.S. federal corporate tax rate from 34% to 21%. This resulted in a decrease in the Company’s deferred tax balances of $14.4 million with a corresponding decrease in the valuation allowance.

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The Company incurred taxable losses in 2015, 2016, and 2017. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. Resolution of uncertain tax positions will impact the Company’s effective tax rate when settled. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The following table summarizes activity related to tax contingencies from January 1, 2015 to December 31, 2017 which are recorded as an offset to deferred tax assets (in thousands):

Gross tax contingencies—January 1, 2015	$717
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$171
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—
Gross tax contingencies—December 31, 2015	$888
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$182
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—
Gross tax contingencies—December 31, 2016	$1,070
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$52
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—
Gross tax contingencies—December 31, 2017	$1,122

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

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the years ended December 31, 2015 and 2016, the Company repurchased 924,000 and 89,000 shares of Class B common stock for $3.8 million and $365,000, respectively.

During the years ended December 31, 2015, 2016 and 2017, the Company’s board of directors authorized the retirement of 1,375,000, 720,000, and 239,000 shares, respectively, of the Company’s Class B common stock, all of which have been repurchased by the Company. Shares repurchased but not yet retired by the Company are classified as treasury stock on the consolidated balance sheet before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

In the first two quarters of 2015, the Company’s board of directors declared quarterly dividends in the amount of $0.02 per share on the Company’s Class A and Class B common stock in each of the quarters, totaling $1.7 million. No dividends were declared and paid in 2016. In December 2017, the Company declared a special cash dividend in the amount of $0.50 per share on its Class A and B common stock. Marchex will pay this dividend on March 21, 2018 to the holders of record as of the close of business on March 8, 2018. The total estimated dividend to be paid is $21.9 million and was recorded in Dividends Payable in our consolidated balance sheet at December 31, 2017.

(b) Stock Option Plan

The Company’s stock incentive plan (the “2012 Plan”), which was established in 2012, allows for grants of stock options, restricted stock units and restricted stock awards to eligible participants and such options may be designated as incentive or non-qualified stock options at the discretion of the 2012 Plan’s Administrative Committee. Prior to the 2012 Plan, the Company granted stock-based awards under its 2003 Amended and Restated Stock Incentive Plan (the “2003 Plan”). No further awards were made under the 2003 Plan after December 31, 2012. The 2012 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the 2012 Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2013 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, the lesser of 2,000,000 shares of Class B common stock or such number as determined by the Company’s board of directors. As a result of this provision, the authorized number of shares available under the 2012 Plan was increased by 2,152,989 and 2,189,624 on January 1, 2017 and 2018, respectively, bringing the aggregate authorized number of shares available under the 2012 plan to 15,844,158. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4-year period and restricted stock awards and units vest 25% each year annually over a 4-year period.

The Company did not grant any options with exercise prices less than the then current market value during 2015, 2016, and 2017.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the vesting or service period, as applicable, of the stock award using the straight-line method. Beginning January 1, 2017, the Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. Stock-based compensation has been included in the same lines as compensation paid to the same employees in the consolidated statements of operations.

Stock-based compensation expense was included in the following operating expense categories (in thousands):

	Twelve months ended December 31,
	2015	2016	2017
Service costs	$1,189	$693	$515
Sales and marketing	1,307	1,738	1,014
Product development	2,410	1,569	679
General and administrative	5,118	6,183	2,389
Total stock-based compensation	$10,024	$10,183	$4,597

For the years ended December 31, 2015, 2016, and 2017, the income tax benefit related to stock-based compensation included in net loss from continuing operations was $0 for all periods.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2015, 2016 and 2017, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following assumptions were used in determining the fair value of time-vested stock options granted for the periods indicated:

	Years ended December 31,
	2015	2016	2017
Expected life (in years)	4.00 – 6.25	4.00 – 6.25	4.00 – 6.25
Risk-free interest rate	1.13% to 1.56%	0.86% to 1.7%	1.68%-2.09%
Expected volatility	59% to 65%	56% to 58%	54% to 56%
Weighted average expected volatility	62%	58%	56%
Expected dividend yield	0% to 0.36%	0%	0% - 3.91%

Stock option, restricted stock award, and restricted stock unit activity during the period is as follows:

	Options and Restricted Stock available for grant (in thousands)	Number of options outstanding (in thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2016	3,646	7,678	$5.97	5.07	$0
Increase to pool January 1, 2017	2,153	—
Options granted	(1,262)	1,262	$2.75
Restricted stock granted	(622)	—
Restricted stock forfeited	653	—
Options exercised	—	(33)	$2.75
Options expired	2,250	(2,250)	$6.61
Options forfeited	944	(944)	$4.10
Balance at December 31, 2017	7,762	5,713	$5.33	5.93	$604
Options exercisable at December 31, 2017		3,860	$6.25	4.55	$3

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,

	2015	2016	2017
Weighted average fair value of options granted	$2.13	$2.05	$1.29
Intrinsic value of options exercised (in thousands)	$36	$23	$11
Total grant date fair value of restricted stock vested (in thousands)	$7,657	$5,612	$3,686

At December 31, 2017, there was $2.5 million of unrecognized stock option compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.8 years.

During the years ended December 31, 2015, 2016, and 2017 gross proceeds recognized from the exercise of stock options was $220,000, $242,000, and $89,000 respectively.

Restricted stock awards and restricted stock unit activity during the period is as follows:

	Shares/ Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	2,757	$3.90
Granted	622	2.82
Vested	(855)	4.31
Forfeited	(653)	4.20
Unvested at December 31, 2017	1,871	3.25

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock awards and restricted stock units are expensed on a straight-line basis over the vesting or service period, as applicable, and forfeitures are recognized as they occur. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

At December 31, 2017, there was $5.0 million of unrecognized restricted stock compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.3 years.

During 2015 and 2016, the Company repurchased 70,000 and 97,000 shares, respectively, from certain executives for minimum withholding taxes on 257,000 and 284,000 restricted stock award vests, respectively. The number of shares repurchased was based on the value on the vesting date of the restricted stock awards equivalent to the value of the executives’ minimum withholding taxes of $284,000 and $297,000 for 2015 and 2016, respectively. The Company then remitted cash to the appropriate taxing authorities. The payments are reflected as a financing activity within the consolidated statement of cash flows when paid. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

(c) Employee Stock Purchase Plan

On March 8, 2013, the Company’s board of directors adopted and in May 2013 the stockholders approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on January 1, 2014. The Company authorized an aggregate of 225,000 shares of Class B common stock for issuance under the plan to participating employees. The 2014 ESPP provides eligible employees the opportunity to purchase the Company’s Class B common stock at a price equal to 95% of the closing price on the last business day of each purchase periods. The 2014 ESPP permits eligible employees to purchase amounts up to 15% of their compensation in the purchase period, and no employee is permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period. During the year ended December 31, 2015, 27,692 shares were purchased at prices ranging from $3.70 to $4.70 per share. During the year ended December 31, 2016, 29,365 shares were purchased at prices ranging from $2.52 to $4.23 per share. During the year ended December 31, 2017, 9,906 shares were purchased at prices ranging from $2.58 to $3.07 per share.

(7) 401(k) Savings Plan

The Company has a Retirement/Savings Plan (401(k) Plan) under Section 401(k) of the Internal Revenue Code, which covers those employees that meet eligibility requirements. Eligible employees may contribute up to the Internal Revenue Code prescribed maximum amounts. During 2011, the Company elected to match a portion of the employee contributions up to a defined maximum. In 2015, 2016 and 2017, cash contributions were made in the amount of $276,000, $288,000, and $253,000 respectively.

(8) Goodwill

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

(9) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the years ended December 31, 2016 and 2017, the Company operated in a single segment comprised of its performance-based advertising business focused on phone calls and its local leads platform. In 2015, we operated under two segments: Call-driven and Archeo. Archeo, which included our click-based advertising and internet domain name operations, was sold in 2015. See Note 10. Discontinued Operations, Dispositions, and Other of the Notes to Consolidated Financial Statements for further discussion.

Selected segment information for the period we operated in two segments is shown below (in thousands):

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

For the year ended December 31, 2015, the Call-driven segment expenses included both direct costs incurred by the segment as well as corporate overhead costs. The Archeo segment expenses only included direct costs incurred by the segment. Segment expenses excluded the following: stock-based compensation, acquisition and disposition related costs, and other expense.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows:

	Years ended December 31,
	2015	2016	2017
United States	97%	97%	96%
Canada	3%	3%	4%
Other countries	*	*	*
	100%	100%	100%

*	Less than 1% of revenue

(10) Discontinued Operations, Dispositions and Other

(a) Discontinued Operations

In April 2015, the Company sold certain assets related to Archeo’s domain operations, including the bulk of its domain name portfolio. This disposal meets the requirements of Accounting Standards Codification 205-20, Discontinued Operations, for presentation as discontinued operations. As a result, the operating results related to this disposition are shown as discontinued operations, net of tax. Unless otherwise indicated, information presented in the Notes to Consolidated Financial Statements relates only to the Company’s continuing operations. The operating results for the discontinued operation were as follows (in thousands):

Year ended December 31,
2015
Revenue	$7,081
Expenses:
Service costs	1,624
Sales and marketing	334
General and administrative	—
Income from discontinued operations before provision for income taxes	5,123
Income tax expense	—
Income from discontinued operations, net of tax	$5,123

The discontinued operation incurred amortization of $16,000 in the year ended December 31, 2015.

The net cash proceeds from this disposition were approximately $28.1 million. The sale includes a contingent earn-out consideration payment that depends upon the achievement of certain thresholds and will be recognized as income if and when received.

(b) Disposition

On December 31, 2015, the Company sold the remaining Archeo operations for cash proceeds of $750,000. The transaction costs were approximately $244,000 and the net carrying value of the liabilities assumed were approximately $990,000, resulting in a net gain of $1.5 million from the sale. The Company evaluated this disposition and determined that it did not meet the criteria for classification as a discontinued operation. As a result, operating results of these Archeo operations and the related gain on sale are reflected in the Company’s continuing operations in the consolidated statements of operations. For the years ended December 31, 2015, income before provision for income taxes for these Archeo operations included in the Company’s continuing operations was $431,000.

(c) Other

In 2016, the Company incurred approximately $1.6 million in employee separation and facility termination related costs. As of December 31, 2016, approximately $354,000 was accrued, which was paid in 2017. In 2017, the Company incurred and paid approximately $700,000 of employee separation related costs as part of savings measures implemented in 2017.

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

(b) Report of the registered public accounting firm

The report of Moss Adams LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2018 annual meeting of stockholders (the “2018 Proxy Statement”), or an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2017.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2018 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2018 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2018 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2018 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
1.	The following reports and financial statements are included in Part II, Item 8 of this Form 10-K:
•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2016 and 2017;
•	Consolidated Statements of Operations for the years ended December 31, 2015, 2016 and 2017;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2016 and 2017;
•	Consolidated Statements of Cash Flow for the years ended December 31, 2015, 2016 and 2017; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules

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

†††2.2	Agreement and Plan of Merger, dated as of August 9, 2007, by and among Registrant, VoiceStar, Inc., and the Shareholders of VoiceStar, Inc.

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

3.2	Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2017).

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

†††*10.2	Form of Retention Agreement.

†††++10.3	Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC.

10.4

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

++10.9

Amendment No. 1 to Master Services and License Agreement effective as of April 30, 2010, by the between MDNH, Inc. and YellowPages.com LLC d/b/a AT&T Interactive and related Project Addendum No. 1, effective as of January 1, 2009, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

*10.10

Form of Notice of Grant of Executive Officer Stock Option (Performance-Based) (2003 Amended and Restated Stock Incentive Plan) (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

*10.11

Form of Notice of Grant of Executive Officer Stock Option (Time-Based) (2003 Amended and Restated Stock Incentive Plan) (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

*10.12

Amendment to the Marchex, Inc. 2003 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

*10.13

Marchex, Inc. Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 8, 2017).

†††10.14

First Amendment to the Credit Agreement made and entered into as of March 1, 2011, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties to the agreement, and U.S. Bank National Association, as administrative agent.

*10.15	Marchex, Inc. 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on July 10, 2017).

*10.16

Marchex, Inc. 2014 Employee Stock Purchase Plan, as amended on December 20, 2012 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on April 3, 2013).

*10.17

Form of Incentive Stock Option Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013).

*10.18

Form of Nonstatutory Stock Option Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013).

*10.19	Form of Restricted Stock Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013).

*10.20

Form of Restricted Stock Units Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013).

++10.21

Amendment No. 2 to Master Services and License Agreement, effective as of July 1, 2013, by and between Marchex Sales LLC, a Delaware limited liability company, and YellowPages.com LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013).

Exhibit Number	Description of Document
*10.22	Form of Indemnity Agreement (Section 16 Executive Officers and Directors) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2013).

10.23

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

+10.24

Pay-For-Call Distribution Agreement, by and between Yellowpages.com LLC, a Delaware limited liability company (d/b/a AT&T Interactive) and Marchex Sales, Inc., a Delaware corporation, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014).

+10.25

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

10.26

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

+10.27

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

+10.29

Terms and Conditions For Pay-For-Call Advertising for Resolution Media Clients, by and between Marchex Sales, LLC (f/k/a Marchex Sales, Inc.) and Resolution Media Inc., dated September 7, 2010 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

+10.30

Marchex Call Marketplace Insertion Order (State Farm – Auto Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated December 22, 2015 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

+10.31

Marchex Call Marketplace Insertion Order Amendment No. 1 (State Farm – Auto Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated January 20, 2016 (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

+10.32

Marchex Call Marketplace Insertion Order (State Farm – Life Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated December 24, 2015 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

Exhibit Number		Description of Document
+10.33

Marchex Call Marketplace Insertion Order Amendment No. 1 (State Farm – Life Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated January 20, 2016 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

*10.34

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

10.37

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

*10.38

Separation Agreement dated October 3, 2016, by and between Peter Christothoulou and the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 8, 2017).

10.39

Amendment No. 4 to Master Services and License Agreement, effective December 15, 2016, by and between Marchex Sales LLC, a Delaware limited liability company and successor in interest to Marchex Sales, Inc. and YellowPages.com LLC, a Delaware limited liability company (formally d/b/a AT&T Interactive or ATTi) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 8, 2017).

+10.40

Amendment No. 3 to Pay-For-Call Distribution Agreement, effective December 15, 2016, by and between Marchex Sales LLC, a Delaware limited liability company and successor in interest to Marchex Sales, Inc. and YellowPages.com LLC, a Delaware limited liability company (formally d/b/a AT&T Interactive or ATTi) (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 8, 2017).

*10.41

First Amendment to Agreement dated May 12, 2017, by and between Russell C. Horowitz and the Company (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017).

10.42	10

Amendment No. 3 to Amended and Restated Lease dated June 27, 2017, between 520 Pike Street, Inc. and the Registrant (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017).

16.1		Letter from KPMG LLP to the SEC dated June 28, 2017 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2017.

†21.1		Subsidiaries of the Registrant.

†23.1		Consent of Moss Adams LLP.

†23.2		Consent of KPMG LLP.

24.1		Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

Exhibit Number	Description of Document

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101. INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(+)

Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission (“SEC”). Confidential treatment has been granted with respect to the omitted portions.

(+)(+)

Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions and an extension of such confidential treatment has been requested.

†	Filed herewith.
††	Furnished herewith.
†††	Refiled herewith pursuant to Regulation S-K Item 10.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 14, 2018.

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

Signature	Date

/S/ ETHAN CALDWELL	March 14, 2018

Ethan Caldwell

Chief Administrative Officer, General Counsel and Corporate Secretary and member of the Office of the CEO and designated Principal Executive Officer for SEC reporting purposes

(Principal Executive Officer)

/S/ MICHAEL A. ARENDS	March 14, 2018
Michael A. Arends Chief Financial Officer and member of the Office of the CEO (Principal Financial and Accounting Officer)

/S/ RUSSELL C. HOROWITZ	March 14, 2018
Russell C. Horowitz Executive Director and member of the Office of the CEO

/S/ DENNIS CLINE	March 14, 2018
Dennis Cline Director

/S/ ANNE DEVEREUX – MILLS	March 14, 2018
Anne Devereux – Mills Chairman and Director

/S/ M. WAYNE WISEHART	March 14, 2018
M. Wayne Wisehart Director