Form 10-K/A
period 2017-12-31
MARCHEX INC
filed 2018-04-27
CIK 1224133

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

There were 5,056,136 shares of the registrant’s Class A common stock issued and outstanding as of April 23, 2018 and 39,041,009 shares of the registrant’s Class B common stock issued and outstanding as of April 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

Marchex, Inc. (the “Company,” “we,” “us,” “our,” or “Marchex”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 14, 2018. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2018 Annual General Meeting of Stockholders. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Form 10-K, Part III, Items 10 through 14 of our Form 10-K are hereby amended and restated in their entirety. In addition, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

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

Directors

The Board of Directors currently consists of four (4) individuals. Directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The names and the respective ages of our directors are set forth below:

Name	Age	Position	Director Since
Dennis Cline (1)(2)(3)	57	Director	May 2003
Anne Devereux-Mills (1)(2)(3)	56	Chairman of the Board of Directors	October 2006
Russell C. Horowitz	51	Executive Director and member of the Office of the CEO	August 2017
M. Wayne Wisehart (1)(2)(3)	72	Director	November 2008
(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee

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

Russell C. Horowitz. Mr. Horowitz is a founder of our Company and has served as Executive Director since August 2017 and as a member of the Office of the CEO since October 2016. Immediately prior, Mr. Horowitz, served as a consultant to the Company from May of 2016 through August 2017. Prior to serving as a consultant to the Company, Mr. Horowitz served as Executive Director from February 2015 to May 2016 and as CEO, Treasurer and Chairman of the Board from inception to February 2015. Mr. Horowitz was previously a founder of Go2Net, a provider of online services to merchants and consumers, including merchant Web hosting, online payment authorization technology, and Web search and directory services. He served as its Chairman and Chief Executive Officer from its inception in February 1996 until its merger with InfoSpace in October 2000, at which time Mr. Horowitz served as the Vice Chairman and President of the combined company through the merger integration process. Additionally, Mr. Horowitz served as the Chief Financial Officer of Go2Net from its inception until May 2000. Prior to Go2Net, Mr. Horowitz served as the Chief Executive Officer and a director of Xanthus Management, LLC, the general partner of Xanthus Capital, a merchant bank focused on investments in early-stage companies, and was a founder and Chief Financial Officer of Active Apparel Group, now Everlast Worldwide.

Mr. Horowitz received a B.A. in Economics from Columbia College of Columbia University. Mr. Horowitz brings historic knowledge and continuity together with extensive operational and industry expertise to the board.

M. Wayne Wisehart. Mr. Wisehart has served as a member of our Board of Directors since November 2008. From February 2010 to November 2010, Mr. Wisehart served as Chief Financial Officer for All Star Directories, a publisher of online and career school directories. Mr. Wisehart previously served as the Chief Financial Officer of aQuantive, Inc. (formerly Avenue A Media, Inc.), a leading global digital marketing company, which was acquired by Microsoft in August 2007. Prior to aQuantive, Mr. Wisehart served as Chief Financial Officer of Western Wireless Corporation, a cellular phone service provider, which was acquired by Alltel in August 2005. Mr. Wisehart also served as the Chief Financial Officer from 2000 to 2002 of iNNERHOST, Inc., a Web hosting service’s company, as President and Chief Executive Officer from 1999 to 2000 of TeleDirect International Inc., a company that provide customer interaction systems, and as the President and Chief Executive Officer from 1997 to 1998 of Price Communications Wireless. Mr. Wisehart also serves on the Board of Directors of Centri Technology, Inc. Mr. Wisehart received a B.S. degree in Business from the University of Missouri-St. Louis. Mr. Wisehart brings extensive financial and accounting expertise to the board.

Executive Officers

Our executive officers, their positions with the Company and their respective ages, are as follows:

Name	Age	Position
Michael Arends	47	Chief Financial Officer and member of the Office of the CEO
Ethan Caldwell	49	Chief Administrative Officer, General Counsel, Secretary and member of the Office of the CEO
Russell C. Horowitz	51	Executive Director and member of the Office of the CEO

Biographical information for our executive officer who also serves as a director is set forth above. Biographical information for all other executive officers is set forth below.

Michael Arends. Mr. Arends has served as our Chief Financial Officer since May 2003 and as a member of the Office of the CEO since October 2016. Prior to joining Marchex, Mr. Arends held various positions at KPMG since 1992, most recently as a Partner in KPMG’s Pacific Northwest Information, Communications and Entertainment assurance practice. Mr. Arends is a Certified Public Accountant and a Chartered Accountant and received a Bachelor of Commerce degree from the University of Alberta.

Ethan Caldwell. Mr. Caldwell is a founder of our Company and has served as our Chief Administrative Officer, General Counsel and Secretary since our inception in January 2003 and as a member of the Office of the CEO since October 2016. Mr. Caldwell was previously Senior Vice President, General Counsel and Corporate Secretary of Go2Net, from November 1996, until its merger with InfoSpace through December 2000. Mr. Caldwell received his J.D. from the University of Maryland and his B.A. in Political Science from Occidental College.

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

Based solely on review of the copies of such reports the Company has received, or written representations that no other reports were required for those persons, the Company believes that its directors, officers and 10% stockholders complied with all applicable filing requirements during 2017.

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

Audit Committee

The Audit Committee is currently comprised of Messrs. Cline, Wisehart (Chair) and Ms. Devereux-Mills. Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members. Messrs. Cline and Wisehart are Audit Committee financial experts, as defined in the rules of the

Securities and Exchange Commission. The Audit Committee operates under a charter that is available on our website at www.marchex.com. The functions of the Audit Committee include reviewing, with the Company’s independent registered public accounting firm, the scope and timing of the independent registered public accounting firm’s services, the independent registered public accounting firm’s report on the Company’s consolidated financial statements and internal control over financial reporting following completion of the Company’s audits, and the Company’s internal accounting and financial control policies and procedures, and making annual recommendations to the Board of Directors for the appointment of independent registered public accounting firm for the ensuing year. The Audit Committee held nine meetings and took action by written consent on six occasions during the fiscal year ended December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Role of Stockholder Say-on-Pay Votes

In August 2017, we held a stockholder advisory vote to approve the compensation of our named executive officers (the “say-on-pay proposal”). Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 89% of stockholder votes cast in favor of the say-on-pay proposal. The Compensation Committee believes this affirms the stockholders’ support of our approach to executive compensation, and did not change its approach in 2017.

The Compensation Committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the named executive officers.

Overview

We established an Office of the CEO currently consisting of Michael Arends, Ethan Caldwell and Russell C. Horowitz and subject to oversight by our Chairman, Anne Devereux-Mills in connection with our CEO resignation in October 2016. The Office of the CEO performs the duties and responsibilities of the CEO. Gary Nafus previously served as a member of the Office of the CEO until his resignation effective March 31, 2017.

Our “named executive officers”, or “NEOs”, are:

Michael Arends	Chief Financial Officer and member of the Office of the CEO
Ethan Caldwell	Chief Administrative Officer, General Counsel, Secretary and member of the Office of the CEO
Russell C. Horowitz	Executive Director and member of the Office of the CEO
Gary Nafus	Former Chief Revenue Officer and former member of the Office of the CEO, who ceased serving as an executive officer in March 2017

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

Our “long-term” emphasis results in NEO compensation packages that are weighted significantly towards long-term equity grants, with a relatively low proportion of NEO compensation derived from cash salaries. Annual cash bonuses to our NEOs are generally paid under our annual incentive plan, which ties such bonus payments directly to our annual corporate performance.

The Compensation Committee is responsible for setting the compensation and benefits for our executive officers, to determine distributions and grants of awards under our various stock and other incentive plans and to assume responsibility for all matters related to the foregoing. Meetings of the Compensation Committee are called by the chair of the committee and the chair sets the agenda for each committee meeting. In performing its responsibilities, the Compensation Committee typically invites, for all or a portion of each meeting, members of the Office of the CEO and other members of management to its meetings. Members of the Office of the CEO meet with the Compensation Committee on an ongoing basis to discuss the objectives and performance of Marchex’s NEOs. For compensation decisions relating to our executive officers, the Compensation Committee considers recommendations from members of the Office of the CEO, who utilize various industry compensation surveys as part of our company wide annual compensation review process. After receipt and discussion of such recommendations with members of the Office of CEO, the Compensation Committee meets to ultimately determine the compensation packages for each of our executive officers. Members of the Office of the CEO do not participate in deliberations regarding their individual compensation.

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

In February 2016, the Compensation Committee engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent compensation consultant. The Compensation Committee conducted an assessment of Pearl Meyer’s independence relative to standards prescribed by the SEC and determined that no conflicts existed. Historically, the Company has not used a compensation consultant for executive compensation matters and the Company did not use a compensation consultant for the 2017 period.

NEO Compensation for 2017

Our Compensation Committee in reviewing our executive compensation packages assesses salary, salary history, the number and value of shares owned by our executives, prior equity grants and vesting and exercise history. The Compensation Committee also considers data regarding compensation paid at public media, internet and technology-based companies of comparable size to our Company and which could compete for the services of our NEOs. Although the compensation practices of our competitors instruct our review, we use that data only to gain perspective and do not “benchmark” our compensation to any particular level. The Compensation Committee consults with outside counsel in its review and did not engage a compensation consultant in 2017, although the Compensation Committee engaged Pearl Meyer as its independent compensation consultant in 2016.

In August 2017, Mr. Horowitz transitioned from a consultant to the Company to Executive Director of the Board. For information regarding Mr. Horowitz’s base salary, equity grants, and other compensation in 2017, see page 7 under Consulting Agreement.

Competitive Positioning

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

Base Salary

The 2017 salaries shown in the Summary Compensation Table on page 9 were set by our Compensation Committee based on the compensation review discussed above, as well as a consideration of each NEO’s total compensation package including prior equity grants, exercise history, and existing stock ownership. Base salaries are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. Our goal is to provide competitive base pay levels. Historically, the Compensation Committee considered our desire to maintain cash remuneration as a relatively small portion of overall compensation. In addition, the Compensation Committee considered each NEO’s skills, experience, level of responsibility, performance and contribution to our Company. The Compensation Committee also took into account in conjunction with the NEO’s specific areas of responsibilities and objectives, each NEO’s contribution to the Company’s overall success as a member of the management team. The Compensation Committee considers the relative compensation levels among all the members of the management team to ensure the Company’s executive compensation programs are internally consistent and equitable. All salaries are reviewed at least annually and subject to future adjustment by the Compensation Committee. On June 15, 2017, the Compensation Committee, pursuant to its review of annual compensation for executive officers, approved revised annual NEO salaries effective June 16, 2017 of $297,500 for Mr. Arends and $292,500 for Mr. Caldwell.

Equity Compensation

All of our employees and directors are eligible to receive options, shares of restricted stock, and/or restricted stock units under our 2012 Stock Incentive Plan (the “2012 Stock Plan”).

The Compensation Committee does not automatically grant equity to NEOs every year. The Compensation Committee takes into account the various factors outlined in the discussion of base salary above as well as the Company’s financial performance and its impact on stockholder value and also analyzes existing NEO equity holdings and prior equity awards to take into account whether additional grants are appropriate and necessary to recalibrate the cash-equity balance of NEO compensation packages.

On June 15, 2017, the Compensation Committee granted our current NEOs (excluding Mr. Horowitz) stock options for our Class B common stock and shares of restricted stock under the 2012 Stock Plan (both with time-based vesting), based on the compensation review discussed above. The Compensation Committee determined the size of each NEO’s equity grants based on a consideration of his existing stock ownership and outstanding equity grants awarded in prior years. Given their vesting schedules, we believe that these equity grants will help further motivate our management team to continue to focus on the long-term success of our business enterprise. You can find more information regarding these grants, including their vesting schedules, by referring to our Grant of Plan-Based Awards Table on page 11 and Outstanding Equity Awards at 2017 Fiscal Year-End Table on page 12. Such equity awards are subject to double-trigger change in control acceleration in certain circumstances. For more information on this acceleration provision, please refer to page 14.

Most equity awards for employees are tied to their annual performance reviews and are generally granted following the release of our fourth quarter financial results. We may occasionally make employee grants outside of that review process and such awards typically are granted as of the date the grant is approved. All new-hire awards have a grant date set to correspond to the date of hire. All options have an exercise price set at the closing market price of our Class B common stock on the grant date.

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

The Compensation Committee determined that for the 2017 fiscal period, a maximum of up to $731,250 (approximately 127% of the participants’ base salaries) would be available for award, in the aggregate, to all plan participants based upon the achievement of updated revenue and adjusted OIBA targets at the highest threshold. The participants for the 2017 fiscal period are Michael Arends and Ethan Caldwell. The target bonus payout percentages are 50-100% based on performance target category and are based on achieving specified revenue (new revenue and all revenue) and adjusted OIBA targets for the 2017 fiscal period. Bonus targets for 2017 are based on the following weighting: 0-25% from new revenue target attainment, 25-50% from all revenue target attainment and 50% from adjusted OIBA target attainment.

The Compensation Committee elected to use these revenues and adjusted OIBA targets because it believes that such targets most accurately reflect our growth and improvements in our corporate performance without the impact of certain non-cash and non-recurring expenses which the Company does not regard as ongoing costs of doing business. The Compensation Committee set a range of specific revenue and adjusted OIBA targets based on a review of our actual revenue and adjusted OIBA for the fiscal year ended December 31, 2016 and our budgeted revenue and adjusted OIBA for the 2017 fiscal year. At the low end of the range, the targets were intended to be difficult but realistic given our expectations regarding corporate performance. The high end of the range, intended to reflect “optimum” Company performance, were set in consideration of our projected financial results and were considered “stretch” goals.

The Compensation Committee also has absolute discretion to award no bonuses at all even if the highest target is achieved. It is our intention that any such bonus payments would still constitute a relatively small percentage of our NEO compensation so that the bulk of their compensation package will remain dependent on our long-term growth. For 2017, the Compensation Committee awarded cash bonuses under the Incentive Plan in the amount of $278,438 to Mr. Arends and $277,617 to Mr. Caldwell.

Cash Bonuses

In October 2016, the Compensation Committee separately awarded Mr. Nafus a cash bonus in the amount of $196,875 which was paid in October of 2016 and $65,625 which was paid in January of 2017 for 2016 performance of which $100,000 was subject to forfeiture upon certain events. In addition, Mr. Nafus was also to receive a guaranteed minimum cash bonus payment of $175,000 ($43,750 per quarter) assuming continued employment at each such quarterly date. Mr. Nafus resigned as our Chief Revenue Officer and as a member of the office of the CEO effective March 31, 2017 and in connection with his employment termination, $100,000 of the 2016 performance bonus paid was forfeited. Mr. Nafus was paid $43,750 of the guaranteed minimum cash bonus for the first quarter of 2017. The Compensation Committee separately awarded Mr. Arends a cash bonus in the amount of $150,000 subject to Marchex achieving certain positive adjusted EBITDA thresholds sooner than provided for in the Corporation’s 2017 budget and which was paid in 2017.

On August 21, 2017, the Compensation Committee separately approved the following performance cash bonus parameters applicable to Mr. Horowitz: performance cash bonuses subject to the execution of certain customer or partner contracts with each contract exceeding certain annualized minimum contract values and assuming continued employment at each such payment date (a) in the amount of $250,000 (the “First Performance Payment”) if such conditions are met on or before December 31, 2017, and (b) additional incremental performance cash bonuses in two tranches of $125,000 each, if such incremental performance conditions are met for one or both tranches on or before August 31, 2018. The First Performance Payment parameters were met and such amount was paid to Mr. Horowitz in 2017.

Amended and Restated Executive Officer Employment Agreements

Effective on April 21, 2016, pursuant to the Compensation Committee’s review of long-term incentives and annual compensation for executive officers, we entered into Amended and Restated Executive Officer Employment Agreements with each of Messrs. Michael Arends, Ethan Caldwell and Gary Nafus and which such agreements supersede any prior employment related agreements or offer letters, the terms of which are described in more detail under the heading “Potential Payments upon Termination or Change in Control” beginning on page 13.

Retention Agreements

We have entered into retention agreements with each of Messrs. Arends and Caldwell. In addition, the majority of our outstanding equity grants held by our executive officers will vest in full immediately upon any change in control. These arrangements are described on page 15.

We believe it is appropriate to have these arrangements in place to promote our goal of the long-term retention of our management team. The Compensation Committee took into account the retention practices of our competitors in establishing the terms of such retention agreements.

Consulting Agreement

On May 11, 2016, we entered into an agreement with Mr. Horowitz which provides from May 12, 2016 through the earlier of (i) May 12, 2017, or (ii) Marchex’s termination of the consulting period, Mr. Horowitz will provide consulting and advisory services from time to time and Marchex will pay Mr. Horowitz an annualized amount of $255,000 per year, payable in monthly installments in advance through May 12, 2017 for such services (the “Horowitz Agreement”).

On May 12, 2017, the Horowitz Agreement was amended to provide for the continuation of the consulting relationship beyond the original termination date of May 12, 2017 on a month to month basis and on August 21, 2017, Mr. Horowitz was appointed Executive Director of the Board and in connection therewith, we acknowledged termination of Mr. Horowitz’s consulting arrangement.

In connection with Mr. Horowitz’s appointment as Executive Director of the Board effective on August 21, 2017, Marchex’s Compensation Committee (i) approved a replacement annual salary of $255,000 for Mr. Horowitz and acknowledged the termination of his consulting arrangement in connection with such appointment, and (ii) awarded Mr. Horowitz a restricted stock grant under the 2012 Stock Incentive Plan to purchase 145,000 shares of Marchex’s Class B common stock, and 95,000 options, with 100% of such shares and options vesting on the third annual anniversary of the grant date assuming continued service as Executive Director on the vesting date with Double-Trigger Change in Control Acceleration and with accelerated vesting in full upon death or disability .

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee consists of Dennis Cline (Chair), Anne Devereux-Mills and M. Wayne Wisehart. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Dennis Cline, Chair

Anne Devereux-Mills

M. Wayne Wisehart

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2017, are or have been an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2017, none of the Company’s executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity any of whose executive officers served on the Company’s Compensation Committee or Board of Directors.

Summary Compensation Table (1)

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2015, 2016 and 2017, as applicable, by our NEOs:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-equity compensation ($)	All Other Compensation ($) (4)	Total ($)
Michael Arends	2017	294,063	150,000	216,750	181,700	278,438	13,130	1,134,081
Chief Financial Officer and	2016	286,959	—	510,000	304,200	—	11,315	1,112,474
member of the Office of the CEO	2015	280,000	—	—	—	140,444	—	420,444
Ethan Caldwell	2017	289,063	—	115,600	237,000	277,617	—	919,280
Chief Administrative Officer,	2016	275,875	—	510,000	304,200	—	—	1,090,075
General Counsel, Secretary, and	2015	255,000	—	—	—	140,444	—	395,444
member of the Office of the CEO
Russell C. Horowitz (5)	2017	92,083	250,000	524,511	150,100	—	155,605	1,172,299
Executive Director and member of	2016	95,625	—	277,250	—	—	213,116	585,991
the Office of the CEO	2015	255,000	—	—	—	—	—	255,000
Former Executive Officer:
Gary Nafus (6)	2017	75,000	43,750	—	—	—	43,751	162,501
Former Chief Revenue Officer and	2016	300,000	162,500	297,500	163,800	—	—	923,800
former member of the Office	2015	88,636	104,000	897,750	618,750	—	—	1,709,136
of the CEO
(1)	Includes only those columns relating to compensation awarded to, earned by or paid to the NEOs in 2015, 2016 and 2017.
(2)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting of a restricted stock award). Amounts represent the aggregate grant date fair value of restricted stock each year computed in accordance with FASB ASC 718, excluding the effect of forfeitures. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to note 6 to the consolidated financial statements contained in our 2017 Annual Report on Form 10-K filed on March 14, 2018.

(3)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Amounts represent the aggregate grant date fair value of option awards each year computed in accordance with FASB ASC 718, excluding the effect of forfeitures. The fair value of the shares underlying the option awards that vest based on time is estimated using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to note 6 to the consolidated financial statements contained in our 2017 Annual Report on Form 10-K filed on March 14, 2018.

(4)

Unless otherwise noted, the total of all perquisites and personal benefits of each NEO falls below the reportable amount for disclosure within this table. Mr. Arends’ amounts in 2016 and 2017 exceeded the reportable amount and includes the Company’s 401K matching contribution, auto allowance and life insurance premium.

(5)

On August 21, 2017, Mr. Horowitz was appointed Executive Director of the Board. Mr. Horowitz has also been a member of the Office of CEO since October 2016. In connection with Mr. Horowitz’s appointment as Executive Director, Mr. Horowitz receives an annual salary of $255,000 which is shown as a prorated amount since August 21, 2017 and was granted 145,000 shares of restricted stock, and 95,000 options, with 100% of such shares and options vesting on the third annual anniversary of the grant date assuming continued service as Executive Director on the vesting date with Double Trigger Change in Control Acceleration and with accelerated vesting in full upon death or disability. Mr. Horowitz also received an annual director restricted stock grant of 34,014 shares which will vest in full on the earlier of August 21, 2018 or the date of the 2018 annual meeting of stockholders with accelerated vesting in full in the event of a Change in Control. In addition, Mr. Horowitz was paid a performance cash bonus of $250,000 in connection with the execution of certain customer or partner contracts prior to December 31, 2017. Prior to Mr. Horowitz’s election to the Board in August 2017, Mr. Horowitz served as a consultant from May 2016 through August 2017 and amounts paid as a consultant are included in Other Compensation. See page 7 regarding Mr. Horowitz’s consulting agreements.

(6)

Mr. Nafus joined Marchex as its Chief Revenue Officer in September of 2015 and resigned effective March 31, 2017. The Compensation Committee awarded Mr. Nafus a cash bonus in the amount of $196,975 which was paid in October of 2016 and $65,625 which was paid in January of 2017 for 2016 performance. In connection with his employment termination, 238,750 shares of unvested restricted stock, 241,876 unvested options and $100,000 of the 2016 performance bonus amount were forfeited. Mr. Nafus’ compensation in 2017 reflects his employment through his termination date and includes his guaranteed minimum cash bonus payment for the first quarter of 2017. Other compensation in 2017 includes separation related payments including accrued vacation.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Ethan Caldwell, our General Counsel, Chief Administrative Officer, member of the Office of the CEO and designated principal executive officer (“PEO”) for SEC reporting purposes as we do not have a CEO at this time. To identify the “median employee” we reviewed total compensation of all full-time, part-time, and temporary employees employed by us on December 31, 2017 excluding our designated PEO. Total compensation for purposes of identifying the median employee included the following: (1) base salary paid in 2017 with new hire salaries in 2017 annualized; (2) cash bonus or sales commission earned in 2017; and (3) the grant date fair value of equity awards granted in 2017. We then calculated the annual total compensation for this median employee using the same methodology we used for our NEOs in our 2017 Summary Compensation Table. As disclosed in the Summary Compensation Table on page 9, the annual total compensation of our designated PEO was $919,280. The annual total compensation of our median employee was $111,462. Our estimated designated PEO to median employee pay ratio for 2017 is 8:1. We believe this ratio to be a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act. The pay ratio disclosure rules of Item 402(u) of Regulation S-K provide significant flexibility regarding the methodology used to identify the median employee and calculate the median employee’s annual total compensation. Our methodology may differ materially from the methodology used by other companies to prepare their pay ratio disclosures. Moreover, differences in employee populations, geographic locations, business strategies and compensation practices may contribute to a lack of comparability between our pay ratio and the pay ratio reported by other companies, including those within our industry.

Grants of Plan-Based Awards (1)

The following table sets forth certain information with respect to plan-based awards and other awards granted during the fiscal year ended December 31, 2017 to our NEOs:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)		Equity Grants
Name	Grant Date	Threshold ($)	Target/ Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Michael Arends
Annual Incentive Plan	1/1/2017	$6,797	$367,500	—	—	—	—
Stock Options	6/15/2017	—	—	—	115,000	$2.90	181,700
Restricted Stock	6/15/2017	—	—	75,000	—	—	216,750
Ethan Caldwell
Annual Incentive Plan	1/1/2017	$6,680	$363,750	—	—	—	—
Stock Options	6/15/2017	—	—	—	150,000	$2.90	237,000
Restricted Stock	6/15/2017	—	—	40,000	—	—	115,600
Russell C. Horowitz (4)
Stock Options	8/21/2017				95,000	$2.94	$150,100
Restricted Stock	8/21/2017	—	—	145,000	—	—	$424,850
Restricted Stock	8/21/2017	—	—	34,014	—	—	$99,661

(1)	Includes only those columns related to plan based awards granted during 2017. All other columns have been omitted.
(2)	For description, see Annual Incentive Plan on page 6.
(3)

These amounts represent the aggregate grant date fair value in accordance with FASB ACS Topic 718, excluding the effect of forfeitures. These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock or exercising a stock option). For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the consolidated financial statements contained in our 2017 Annual Report on Form 10-K filed on March 14, 2018.

(4)

In connection with Mr. Horowitz's appointment as Executive Director of the Board in August 2017, Mr. Horowitz was granted 145,000 shares of restricted stock and 95,000 options, with 100% of such shares and options vesting on the third annual anniversary of the grant date. Mr. Horowitz also received an annual director grant of 34,014 shares vesting in full on the earlier of August 21, 2018 or the date of the 2018 annual meeting of stockholders. See page 14 for information on accelerated vesting on these equity awards upon a change in control. Mr. Horowitz was not a participant in the 2017 Annual Incentive Plan.

Outstanding Equity Awards at 2017 Fiscal Year-End (1)

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our NEOs as of December 31, 2017. Certain option and stock awards provide for accelerated vesting in full upon a change in control. For more information on these acceleration provisions, please refer to pages 13-14.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Michael Arends
Stock Options	8/12/2009		21,601	—	4.63	8/12/2019	—	—
Stock Options	5/11/2010		13,167	—	4.89	5/11/2020	—	—
Stock Options	12/20/2010		98,000	—	8.77	12/20/2020	—	—
Stock Options	12/20/2011		100,000	—	6.35	12/20/2021	—	—
Stock Options	12/20/2012		70,090	—	4.41	12/20/2022	—	—
Stock Options	12/20/2013		140,000	—	8.94	12/20/2023	—	—
Stock Options	4/21/2016	(3)	48,750	81,250	4.26	4/21/2026	—	—
Restricted Stock	4/21/2016	(4)	—	—	—	—	90,000	290,700
Stock Options	6/15/2017	(3)	—	115,000	2.90	6/15/2027	—	—
Restricted Stock	6/15/2017	(4)	—	—	—	—	75,000	242,250
Ethan Caldwell
Stock Options	8/12/2009		100,000	—	4.63	8/12/2019	—	—
Stock Options	5/11/2010		76,500	—	4.89	5/11/2020	—	—
Stock Options	12/20/2010		62,000	—	8.77	12/20/2020	—	—
Stock Options	12/20/2011		70,000	—	6.35	12/20/2021	—	—
Stock Options	12/20/2012		85,000	—	4.41	12/20/2022	—	—
Restricted Stock	12/20/2012	(4)	—	—	—	—	10,500	33,915
Stock Options	12/20/2013		75,000	—	8.94	12/20/2023	—	—
Restricted Stock	12/20/2013	(4)	—	—	—	—	18,750	60,563
Stock Options	4/21/2016	(3)	48,750	81,250	4.26	4/21/2026	—	—
Restricted Stock	4/21/2016	(4)	—	—	—	—	120,000	387,600
Stock Options	6/15/2017	(3)	—	150,000	2.90	6/15/2027	—	—
Restricted Stock	6/15/2017	(4)	—	—	—	—	40,000	129,200
Russell C. Horowitz
Stock Options	8/12/2009		150,000	—	4.63	8/12/2019	—	—
Stock Options	5/11/2010		182,500	—	4.89	5/11/2020	—	—
Stock Options	12/20/2010		137,000	—	8.77	12/20/2020	—	—
Stock Options	12/20/2011		116,000	—	6.35	12/20/2021	—	—
Stock Options	12/20/2012		117,500	—	4.41	12/20/2022	—	—
Stock Options	12/20/2013		75,000	—	8.94	12/20/2023	—	—
Stock Options	8/21/2017	(5)	—	95,000	2.94	8/21/2027	—	—
Restricted Stock	8/21/2017	(5)	—	—	—	—	145,000	468,350
Restricted Stock	8/21/2017	(6)	—	—	—	—	34,014	109,865
(1)	Includes only those columns for which there are outstanding equity awards at December 31, 2017. All other columns have been omitted.
(2)

The market value of unvested stock awards is calculated by multiplying the number of unvested stock awards held by the applicable NEO by the closing price of $3.23 per share of our Class B common stock on the NASDAQ Global Select Market on December 29, 2017, the last trading day before December 31, 2017.

(3)

The option vests at the rate of 25% on the first anniversary of the grant date and 1/12 of the remainder vests quarterly thereafter in equal increments and with vesting in full of all such option shares in the event of a change in control.

(4)

The shares of restricted stock vest at the rate of 25% on each of the first, second, third, and fourth anniversaries, respectively, of the grant date with vesting in full upon a change in control. Except in the case of Mr. Caldwell, (i) remaining vests of 12/20/12 and 12/20/2013 were modified in December 2016 to vest on 12/20/2018 and in the event of termination for any reason prior to 12/2018, the remaining shares subject to vesting will become immediately vested upon such termination to the extent vested based on vesting schedule for such shares prior to amendment and subject to additional vesting to the extent applicable as provided in Mr. Caldwell’s employment agreement with the Company; and (ii) Mr. Caldwell’s 4/21/16 grant was modified in April 2017 to vest as follows: 60,000 shares on 12/20/2018, 30,000 shares each in 4/21/2019 and 4/21/2020 and in the event of termination for any reason prior to 12/20/2018, the 60,000 shares to vest on 12/20/18 will become immediately vested upon such termination with the remaining shares subject to vesting to the extent applicable as provided in Mr. Caldwell’s employment agreement with the Company.

(5)

The options and shares of restricted stock vest 100% on the third anniversary of the grant date assuming continued service as Executive Director on the vesting date with Double-Trigger Change in Control Acceleration and with accelerated vesting in full upon death or disability.

(6)

The annual director grant of shares of restricted stock vesting in full on the earlier of August 21, 2018 or the date of the 2018 annual meeting of stockholders with vesting in the event of a change in control.

Option Exercises and Stock Vested During 2017

The following table sets forth certain information concerning option exercises by our NEOs and vesting of our common stock held by them during the fiscal year ended December 31, 2017:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Michael Arends	—	—	30,000	80,400
Russell C. Horowitz (3)	—	—	50,000	146,000
(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.
(2)	The value realized on vesting is calculated based on the closing sales price of the underlying stock on the NASDAQ Global Select Market on the vesting date.
(3)

In connection with Mr. Horowitz’s resignation in May 2016 from the Board of Directors, 100,000 shares of restricted stock were granted to Mr. Horowitz with quarterly vesting in equal amounts of which 50,000 shares vested in 2017.

Potential Payments upon Termination or Change in Control

Amended and Restated Executive Officer Employment Agreements

Effective on April 21, 2016, pursuant to the Compensation Committee’s review of long-term incentives and annual compensation for executive officers, we entered into Amended and Restated Executive Officer Employment Agreements with each of Messrs. Michael Arends, Ethan Caldwell and Gary Nafus and which such agreements supersede any prior employment related agreements or offer letters. Mr. Nafus resigned as Chief Revenue Officer and as a member of the Office of the CEO effective March 31, 2017 and in connection with his employment termination, 238,750 of unvested restricted stock and 241,876 of unvested options were forfeited.

The Amended and Restated Executive Officer Employment Agreements for each of Messrs. Arends and Caldwell provide for the following: (i) that the excise tax gross-up provision contained in the Retention Agreements shall terminate and have no further force and effect, and (ii) in the event the Company terminates executive’s employment for any reason other than Cause, or executive terminates his employment for Good Reason (regardless of a Change in Control) and subject to executive’s execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (a) a lump sum payment equal to one (1) times executive’s then annual salary payable at the time of termination, unless the termination of executive’s employment occurs within 12 months following a Change in Control, in which case executive will receive the benefits under his Retention Agreement, (b) payment by the Company of its share of medical, dental and vision insurance premiums under COBRA (“Health Benefits”) for executive and executive’s dependents for the 12 month period following the separation date or such lesser period as executive remains eligible under COBRA, unless the termination of executive’s employment occurs within 12 months following a Change in Control, in which case executive will receive the benefits under executive’s Retention Agreement; and (c) and an additional one (1) year of time-

based vesting on any unvested options, restricted stock and restricted stock units as of the separation date. In the event that executive’s employment terminates due to death or disability, and subject to execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (i) payment by the Company of Health Benefits for the 18 month period following the separation date or such lesser period as executive remains eligible under COBRA, and (ii) one hundred percent (100%) of all performance and time-based unvested options, restricted stock and restricted stock units will immediately vest upon executive’s separation date. Additionally, one hundred percent (100%) of all performance and time based options, restricted stock and restricted stock units not already vested, shall become immediately vested upon the occurrence of both (a) a Change in Control, (b) followed by the first to occur of (i) a termination of executive’s employment by the Company or any successor thereto without Cause, (ii) a material diminution in the nature or scope of executive’s duties, responsibilities, authorities, powers or functions that constitutes Good Reason, or (iii) the twelve month anniversary of the occurrence of the Change in Control provided that executive then remains an employee of the Company or its successor (collectively, the “Double-Trigger Change in Control Acceleration”).

Mr. Nafus resigned as Chief Revenue Officer and as a member of the Office of the CEO effective March 31, 2017 and in connection with his employment termination, 238,750 of unvested restricted stock, 241,876 of unvested options and $100,000 of the 2016 performance bonus amount were forfeited. Mr. Nafus received separation related payments of $22,176.

Restricted Stock and Restricted Stock Units Agreements

In December 2016, the vesting of Mr. Caldwell’s remaining unvested shares of restricted stock from his December 20, 2012 and December 20, 2013 grants of 10,500 and 18,750, respectively, were modified to vest on December 20, 2018, and in the event of termination for any reason prior to December 20, 2018, the remaining shares subject to vesting will become immediately vested upon such termination to the extent vested based on vesting schedule for such shares prior to amendment and subject to additional vesting to the extent applicable as provided in Mr. Caldwell’s employee agreement with the Company.

On April 21, 2016, we granted an aggregate of 240,000 shares of restricted stock under our 2012 Stock Plan to our current NEOs (excluding Mr. Horowitz) pursuant to a review by our Compensation Committee of equity incentives for NEOs. These shares of restricted equity granted to Mr. Arends are subject to certain conditions on vesting as well as the Double-Trigger Change in Control Acceleration. In April 2017, the vesting of Mr. Caldwell’s April 21, 2016 grants were modified to vest as follows:(i) 60,000 shares on December 20, 2018; (ii) 30,000 shares each on April 21, 2019 and April 21, 2020; and (iii) in event of termination for any reason prior to December 20, 2018, the 60,000 shares to vest on December 20, 2018 will become immediately vested upon such termination with the remaining shares subject to vesting to the extent applicable as provided in Mr. Caldwell’s employment agreement with the Company.

On June 15, 2017, we granted an aggregate of 115,000 shares of restricted stock under our 2012 Stock Plan to our current NEOs (excluding Mr. Horowitz) pursuant to a review by our Compensation Committee of equity incentive for NEOs. These shares of restricted equity are subject to certain conditions on vesting as well as the Double-Trigger Change in Control Acceleration.

On August 21, 2017 in connection with Mr. Horowitz’s appointment as Executive Director of the Board, we granted Mr. Horowitz 145,000 shares of restricted stock under our 2012 Stock Plan with 100% of such shares vesting on the third annual anniversary of the grant date assuming continued service as Executive Director on the vesting date with Double-Trigger Change in Control Acceleration and with accelerated vesting in full upon death or disability. Mr. Horowitz also received an annual director grant of 34,014 shares of restricted stock under our 2012 Stock Plan with 100% of such shares vesting on the earlier of August 21, 2018 or the date of the 2018 annual meeting of stockholders with accelerated vesting in full in the event of a Change in Control.

Option Agreements

On April 21, 2016, we granted an aggregate of 260,000 options under our 2012 Stock Plan to our current NEOs (excluding Mr. Horowitz) pursuant to a review by our Compensation Committee of equity incentives for NEOs. These options are subject to certain conditions on vesting as well as the Double-Trigger Change in Control Acceleration.

On June 15, 2017, we granted an aggregate of 265,000 options under our 2012 Stock Plan to our current NEOs (excluding Mr. Horowitz) pursuant to a review by our Compensation Committee of equity incentives for NEOs. These options are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration.

On August 21, 2017 in connection with Mr. Horowitz’s appointment as Executive Director of the Board, we granted Mr. Horowitz 95,000 options under our 2012 Stock Incentive Plan, with 100% of such options vesting on the third annual anniversary of the grant date assuming continued service as Executive Director on the vesting date with Double-Trigger Change in Control Acceleration and with accelerated vesting in full upon death or disability.

Retention Agreements

On October 2, 2006, we entered into retention agreements with each of Messrs. Arends and Caldwell, which provide that in the event of a change in control, each of Messrs. Arends and Caldwell would be entitled to a lump sum payment equal to two times the amount calculated by adding (1) his annual salary at that time plus (2) the greater of (a) any bonus he earned with respect to the prior fiscal year, or (b) his pro rata portion of the aggregate bonus pool under our Incentive Plan for the current year assuming achievement under the Incentive Plan of the maximum performance targets for such year. With respect to Messrs. Arends and Caldwell, if within twelve (12) months following a change in control: (1) the Company shall terminate his employment with the Company without cause, or (2) he shall voluntarily terminate such employment for Good Reason, the Company shall provide reimbursement of health care premiums for him and his dependents, for a period of eighteen (18) months from the date of his termination, to the extent that he is eligible for and elects continuation coverage under COBRA (provided that such reimbursement shall terminate upon commencement of new employment by an employer that offers health care coverage to its employees). In consideration for the Company’s willingness to enter into amended and restated employment agreements with each of Messrs. Arends and Caldwell effective April 21, 2016, such executives relinquished the excise tax gross-up provision which was contained in the retention agreements.

The following table sets forth an estimate of the payments and benefits that would be received by each of our NEOs holding office on December 31, 2017 if a change in control of Marchex and/or termination of their employment had occurred on December 31, 2017. The amounts contained in the table for each continuing NEO are based the individual’s period of employment and compensation as of December 31, 2017 and, where applicable, the closing price of Marchex common stock on December 31, 2017. The table presents estimates of incremental amounts that would become payable had a triggering event occurred on December 31, 2017 and does not include amounts that were earned and payable as of that date regardless of the occurrence of a triggering event. The actual amounts of payments and benefits that could be received can be determined only at the time of a triggering event, and are dependent upon the facts and circumstances then applicable.

Potential Payments upon Termination or Change in Control

		Change in Control without Termination of Employment	Change in Control with Termination of Employment without Cause or Resignation for Good Reason	Termination of Employment without Cause or Resignation for Good Reason without Change in Control	Termination Due to Death or Disability	Voluntary Resignation
		(1)	(2)	(3)	(4)	(5)
Name		($)	($)	($)	($)	($)
Michael Arends
Salary and bonus payments	(5)	1,350,650	1,350,650	—	—	—
Severance payments	(6)	—	—	297,500	—	—
Value of accelerated option awards	(7\)	—	33,206	9,488	—	—
Value of accelerated restricted stock awards	(8)	—	532,950	157,463	532,950	—
Health benefits	(9)	—	36,558	18,552	27,828	—
Life insurance death benefit	(10)	—	—	—	1,500,000	—
Total		1,350,650	1,953,364	483,003	2,060,778	—
Ethan Caldwell
Salary and bonus payments	(5)	1,327,950	1,327,950	—	—	—
Severance payments	(6)	—	—	292,500	—	—
Value of accelerated option awards	(7)	—	43,313	12,375	43,313	—
Value of accelerated restricted stock awards	(8)	—	419,900	129,200	419,900	—
Health benefits	(9)		43,110	15,840	23,760	—
Total		1,327,950	1,834,273	449,915	486,973	—
Russell C. Horowitz
Salary and bonus payments		—	—	—	—	—
Severance payments		—	—	—	—	—
Value of accelerated option awards	(7)	—	27,550	—	27,550	—
Value of accelerated restricted stock awards	(8)	109,865	468,350	—	468,350	—
Total		109,865	495,900	—	495,900	—
Former Executive Officer:
Gary Nafus
Severance payments	(11)	—	—	—	—	22,176

(1)

Amounts in the column headed “Change in Control without Termination of Employment” represent the payments and benefits that would be provided on a “single trigger” basis, meaning that they are triggered by the occurrence of a change in control of Marchex and are not conditioned on the NEO’s subsequent termination of employment. These payments and benefits would be provided by the retention agreements described above to which Messrs. Arends and Caldwell are parties and by the restricted stock agreement covering shares granted to Mr. Horowitz in his capacity as a member of the Board of Directors.

(2)

Amounts in the column headed “Change in Control with Termination of Employment without Cause or Resignation for Good Reason” represent both the payments and benefits that would be provide on a “single trigger” basis contained in the first column and certain additional payments and benefits that would be provided on a “double trigger” basis, meaning that they are triggered if, within 12 months following a change in control of Marchex, the NEO’s employment is terminated without cause or the NEO resigns for Good Reason in accordance with our employment agreements with Messrs. Arends and Caldwell and by our stock option and restricted stock agreements with Mr. Horowitz.

(3)

Amounts in the column headed “Termination of Employment without Cause or Resignation for Good Reason without Change in Control” represent the payments and benefit that would be provided by our employment agreements with Mr. Caldwell and Mr. Arends upon their termination of employment without cause or resignation for Good Reason not occurring within 12 months following a change in control of Marchex. All such payments and benefits are conditioned upon the NEO’s effective release of claims in favor of Marchex.

(4)

Amounts in the column headed “Termination Due to Death or Disability” represent the values of benefits that would be provided by our employment agreements with Messrs. Arends and Caldwell and by our stock option and restricted stock agreements with Mr. Horowitz in the event their employment with us terminates as a result of death or disability. All such payments and benefits are conditional upon the NEO’s or his legal representative’s effective release of claims in favor of Marchex.

(5)

Represents two times the sum of the NEO’s annual base salary as in effect on December 31, 2017 plus the greater of the bonus earned for the prior fiscal year or the bonus that would be earned for the current fiscal year assuming achievement of the applicable performance target at the maximum credited level. For the year ended December 31, 2017, the bonus component included in the calculation of such payments is equal to 200% of the NEO’s annual base salary as in effect on December 31, 2017.

(6)	Represents one times the continuing NEO’s annual base salary as in effect on December 31, 2017.
(7)

Represents the intrinsic value of unvested stock options held by each NEO on December 31, 2017 whose vesting would be accelerated in the event of the NEO’s termination of without cause or resignation for Good Reason as follows: (a) 100% of unvested performance based and time based options if employment terminates within 12 months following a change in control and (b) one-year of additional vesting of unvested time based options if employment terminates other than within 12 months following a change in control. If employment terminates due to death or disability, the vesting of 100% of unvested performance based and time-based options would be accelerated. The value of any accelerated stock option vesting would be the excess, if any, of the closing price of $3.23 per share of our Class B common stock on the NASDAQ Global Select Market on December 29, 2017, the last trading day before December 31, 2017, over the exercise price of the option. For the purposes of this table, we have assumed an option vesting acceleration date of December 31, 2017.

(8)

Represents the value of unvested restricted stock held by each NEO on December 31, 2017 whose vesting would be accelerated in the event of the NEO’s termination of without cause or resignation for Good Reason as follows: (a) 100% of unvested performance based and time based restricted stock if employment terminates within 12 months following a change in control and (b) one-year of additional vesting of unvested time based restricted stock if employment terminates other than within 12 months following a change in control. If employment terminates due to death or disability, the vesting of 100% of unvested performance and time based restricted stock would be accelerated. The value of any accelerated restricted stock vesting reflected in the table is based on the closing price of $3.23 per share of our Class B common stock on the NASDAQ Global Select Market on December 29, 2017, the last trading day before December 31, 2017.

(9)

In accordance with our retention agreements with Messrs. Arends and Caldwell, each would be reimbursed for up to 18 months of health benefit continuation coverage under COBRA upon their termination of employment without cause or resignation for Good Reason within 12 months following a change in control of Marchex. The amounts stated in the second column reflect the applicable premium cost for a period of 18 months. Under our employment agreements with Messrs. Arends and Caldwell, each continuing NEO would be eligible to receive up to 12 months of company-paid health benefit continuation coverage under COBRA, reduced by the amount of any required employee premium contribution for health care benefits, in the event of their termination of employment without cause or resignation for Good Reason not occurring within 12 months following a change in control. The amounts stated in the third column reflect the applicable premium cost for a period of 12 months. The amounts stated in the fourth column represent up to 18 months of company-paid health benefit continuation coverage under COBRA, reduced by the amount of any required employee premium contribution for health care benefits, to which Messrs. Arends and Caldwell or their beneficiaries would be entitled upon their termination of employment due to disability or death in accordance with their employment agreements.

(10)	Represents the death benefit that would be paid to Mr. Arends’ beneficiaries pursuant to life insurance maintained by Marchex pursuant to our employment agreement with Mr. Arends.
(11)	Mr. Nafus received separation related payments in connection with his voluntary resignation as Chief Revenue Officer and as a member of Marchex’s Office of the CEO effective March 31, 2017.

Compensation of Directors

The Compensation Committee is responsible for periodically reviewing and recommending to the Board of Directors the compensation of our independent directors. The following table summarizes compensation earned during 2017 by each of our directors, except Mr. Horowitz, who serves as an Executive Director on our Board of Directors since August 21, 2017 and whose compensation is reflected in the Summary Compensation Table:

2017 Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Total ($)
Dennis Cline	47,500	99,661	147,161
Anne Devereux-Mills	41,000	99,661	140,661
M. Wayne Wisehart	32,500	99,661	132,161
Former Directors (3):
Nicolas J. Hanauer	3,750	—	3,750
Ian Morris	10,500	—	10,500
(1)	Includes only those columns relating to compensation awarded to, earned by, or paid to non-employee directors for their services.
(2)

The amounts in the stock awards column reflect the aggregate grant fair value of stock awards granted to directors in 2017 in accordance with FASB ASC Topic 718. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock).

(3)

On July 7, 2017, each of Messrs. Hanauer and Morris notified Marchex of his decision not to stand for reelection to the Board at the 2017 Annual Meeting of Stockholders to be held on August 21, 2017. Any options outstanding were cancelled.

The aggregate number of equity awards outstanding as of December 31, 2017 were:

Name	Stock Awards (#)	Option Awards (#)	Total
Dennis Cline	34,014	—	34,014
Anne Devereux-Mills	109,014	—	109,014
M. Wayne Wisehart	34,014	40,000	74,014

In August 2017, based upon the elections of the individual directors and in accordance with Marchex’s previously announced director compensation policy: (i) the Company granted an aggregate of 136,056 shares of restricted stock to the  directors including Mr. Horowitz pursuant to the Company’s 2012 Stock Plan which will vest in full on the earlier of August 21, 2018 or the date of the 2018 annual meeting of stockholders assuming continued service on the board during such period and with accelerated vesting in full upon a change in control, and (ii) non-employee directors will be paid an aggregate of $129,000 (subject to quarterly installments) in total cash compensation for the fiscal year, in addition to reimbursement for reasonable out-of-pocket expenses they incur in attending board, committee, and company meetings. Additionally, Marchex paid an aggregate of $39,750 in cash to Marchex’s non-employee directors (which included Mr. Hanauer and Mr. Morris) for the additional quarterly period of service from May 12, 2017 through August 20, 2017.

In connection with Mr. Horowitz’s appointment as Executive Director of the Board effective on August 21, 2017, Marchex’s Compensation Committee (i) approved a replacement annual salary of $255,000 and acknowledged the termination of his consulting agreement in connection with such appointment; and (ii) awarded Mr. Horowitz a restricted stock grant under the Company’s 2012 Stock Plan to purchase 145,000 shares of Marchex’s Class B common stock, and 95,000 options, with 100% of such shares and options vesting on the third annual anniversary of the grant date assuming continued service as Executive Director on the vesting date with Double-Trigger Change in Control Acceleration and with accelerated vesting in full upon death or disability. Mr. Horowitz’s compensation and equity grants are reflected in the Summary Compensation Table on page 9 and the Grants of Plan-Based Awards on page 11, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

To the Company’s knowledge, the following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 23, 2018 by:

•	each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the outstanding shares of our Class A common stock or Class B common stock;
•	each of our directors and nominees for director;
•	each of our current executive officers listed in the “Summary Compensation Table” (“NEOs”); and
•	all of our directors, nominees for director and executive officers as a group.

Percentage of beneficial ownership is based on 5,056,136 shares of our Class A common stock and 39,041,009 shares of our Class B common stock outstanding as of April 23, 2018. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable or issuable upon vesting within 60 days of April 23, 2018, are deemed outstanding. These shares are not, however, deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise noted below, the address for each beneficial owner listed below is c/o Marchex, Inc., 520 Pike Street, Suite 2000, Seattle, Washington 98101.

	Shares Beneficially Owned				% Total
	Class A Common Stock		Class B Common Stock		Voting
Name and, as appropriate, Address of Beneficial Owner	Shares	%	Shares	%	Power (1)
5% Security Holders:
Edenbrook Capital, LLC (2)	—	—	4,520,574	11.6	2.7
2 Depot Plaza
Bedford Hills, NY 10507
Prescott Group Capital Management, LLC (3)	—	—	2,428,516	6.2	1.5
1924 South Utica, Suite 1120
Tulsa, OK 74104-6529
Nicolas J. Hanauer (4)	—	—	2,334,411	6.0	1.4
Current Named Executive Officers and Directors:
Michael Arends (5)	—	—	1,132,462	2.9	*
Ethan Caldwell (6)	395,209	7.8	1,109,002	2.8	6.3
Dennis Cline (7)	—	—	225,260	*	*
Anne Devereux-Mills (8)	—	—	335,860	*	*
Russell C. Horowitz (9)	4,660,927	92.2	1,233,418	3.1	70.7
M. Wayne Wisehart (10)	—	—	271,145	*	*
All directors and executive officers as a group (6 persons) (11)	5,056,136	100.0	4,307,147	10.5	77.8

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

(2)

Based on the most recently available Schedule 13D filed with the SEC on March 29, 2018 by Edenbrook Capital, LLC (“Edenbrook”), an investment manager to certain private investment funds on its behalf; on behalf of Jonathan Brolin (“Brolin”), whose address is 2 Depot Plaza, Bedford Hills, New York, an individual; and on behalf of Edenbrook Long Only Value Fund, LP (“Edenbrook Fund”). Edenbrook and Brolin each report beneficial ownership of 4,520,574 shares of our Class B common stock, and shared voting and dispositive power as to 4,520,574 shares of our Class B common stock. Edenbrook Fund reports beneficial ownership of 3,629,8756 shares of our Class B common stock, and shared voting and dispositive power as to 3,629,875 shares of our Class B common stock.

(3)

Based on the most recently available Schedule 13G/A filed with the SEC on February 12, 2018 by Prescott Group Capital Management, L.L.C. (“Prescott”), an investment advisor on its behalf and on behalf of Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P. (collectively, the “Small Cap Funds”) and Phil Frohlich (“Frohlich”). Prescott and Frohlich, each report beneficial ownership of 2,428,516 shares of our Class B common stock, and sole voting and sole dispositive power as to 2,428,516 shares of our Class B common stock. With respect to Small Cap Funds, each report beneficial ownership of 2,428,516 and shared voting and shared dispositive power of 2,428,516.

(4)	Mr. Hanauer is a former director of Marchex, who decided not to stand for reelection to the Board at the 2017 Annual Meeting of Stockholders held on August 21, 2017.
(5)

Includes: (1) 165,000 shares of restricted stock subject to vesting; (2) 536,608 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 23, 2018; (3) 10,500 shares of our Class B common stock held by the Nicole Marie Arends 2003 Trust for the benefit of Nicole Marie Arends, the daughter of Mr. Arends, for which shares Mr. Arends disclaims beneficial ownership; (4) 18,100 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Arends; and (5) 6,500 shares of Class B common stock held in an Individual Retirement Account for the benefit of Diana Arends, Mr. Arends’ wife.

(6)

Includes: (1) 189,250 shares of restricted stock subject to vesting; and (2) 571,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 23, 2018.

(7)

Includes: (1) 34,014 shares of restricted stock subject to vesting; (2) 28,500 shares of our Class B common stock held by DMC Investments, LLC, a limited liability company of which Mr. Cline is the managing member; and (3) 10,000 shares of our Class B common stock held by the Colburn Cline Trust for the benefit of Colburn Cline, the son of Mr. Cline, for which shares Mr. Cline disclaims beneficial ownership.

(8)	Includes 109,014 shares of restricted stock subject to vesting.
(9)

Includes: (1) 4,660,927 shares of our Class A common stock held by MARRCH Investments, LLC; (2) 179,014 shares of restricted stock subject to vesting; (3) 778,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 23, 2018; (4) 5,000 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Horowitz. Mr. Horowitz is the managing member of MARRCH Investments, LLC and, as such, may be deemed to exercise voting and investment power over the shares held by all of these entities.

(10)

Includes 34,014 shares of restricted stock subject to vesting; and (2) 40,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 23, 2018.

(11)

Includes an aggregate of: (1) 5,056,136 shares of our Class A common stock; (2) 2,381,539 shares of our Class B common stock which includes 20,500 shares for which beneficial ownership has been disclaimed; and (3) 1,925,608 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 23, 2018.

Equity Compensation Plans

Amended and Restated 2003 Stock Incentive Plan. Our 2003 Stock Incentive Plan, effective on March 30, 2004, was adopted by our Board of Directors and approved by our stockholders on March 30, 2004 (the “2003 Stock Plan”). The 2003 Stock Plan provided for the granting of shares of Class B common stock to employees, directors, and consultants of Marchex, its affiliates and strategic partners and provided for the following types of grants:

•	incentive stock options within the meaning of Section 422 of the Internal Revenue Code, sometimes known as ISOs;
•	non-statutory stock options, which are options not intended to qualify as ISOs, sometimes known as non-qualified options; and
•	right to purchase shares pursuant to restricted stock purchase agreements.

The 2003 Stock Plan was amended in May of 2010 and provided for grants of restricted stock units to eligible participants under the 2003 Stock Plan. No further awards were made under the 2003 Stock Plan after December 31, 2012 and the 2012 Stock Plan covered the anticipated balance of shares available under the 2003 Stock Plan.

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

Equity Compensation Plan Information

The following table sets forth certain information regarding our Class B common stock that may be issued upon exercise of options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2017:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted average exercise price of outstanding options, warrants and rights ($) (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (#) (c)
Equity compensation plans approved by security holders:
2003 amended and restated stock incentive plan, as amended (1)	1,943,918		6.22		—
2012 stock incentive plan (2)	4,929,995	(3)	4.87	(4)	7,762,736
2014 employee stock purchase plan	—		—		146,123
Total	6,873,913		5.33	(4)	7,908,859

The weighted-average exercise price in column (b) is calculated based on outstanding stock options. It does not take into account shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

(1)	After December 31, 2012, no awards were made under the 2003 Stock Plan. Consists of stock options to purchase shares of our Class B common stock.
(2)

We have reserved 13,654,534 shares of Class B common stock for issuance under our 2012 Stock Plan, which includes an increase of 2,152,989 shares to the authorized number of shares available under the plan, which occurred on January 1, 2017.

(3)	Consists of stock options to purchase 3,769,535 shares of Class B common stock and restricted stock units representing the right to purchase 1,160,460 shares of our Class B common stock.
(4)	Calculated exclusive of outstanding restricted stock units.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Board Independence

The Board of Directors determined that, other than Mr. Horowitz, each of the members of the board is an independent director in accordance with NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

On June 23, 2017, the Audit Committee approved the selection of Moss Adams (“Moss Adams”) to serve as Marchex’s independent registered public accounting firm. KPMG LLP (“KPMG”) served as Marchex’s independent registered public accounting firm for the fiscal year ended December 31, 2016, and through June 23, 2017.

Accounting Fees and Services

During fiscal years 2016 and 2017, KPMG and Moss Adams provided professional services in the following categories and amounts:

Fee Category	2016	2017
	KPMG	Moss Adams	KPMG
	($)	($)	($)
Audit Fees (1)	914,000	226,000	114,000
Audit-Related Fees (2)	None	8,000	None
Tax Fees (3)	88,000	39,000	1,000
Total All Fees	1,002,000	273,000	115,000

(1)

Audit Fees consist of professional services rendered for the audit of Marchex’s fiscal year consolidated financial statements and effectiveness of the internal control over financial reporting, interim review of the condensed consolidated financial statements included in the quarterly reports, and consent and review of registration statements.

(2)	Audit-Related Fees consist of professional services rendered for assurance and related services.
(3)	Tax fees consist of fees for professional services for tax return preparation and consultation on matters related to, state and local tax considerations and tax credits.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of KPMG and Moss Adams and has concluded that it is.

The Audit Committee pre-approved 100% of the 2016 and the 2017 services and fees above pursuant to the pre-approval policy described below.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
3.	Exhibits

The exhibits listed in the exhibit index of the Form 10-K and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

EXHIBIT INDEX

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

Date: April 27, 2018