Form 10-Q
period 2018-03-31
MARCHEX INC
filed 2018-05-09
CIK 1224133

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 8, 2018
Class A common stock, par value $.01 per share	5,056,136
Class B common stock, par value $.01 per share	39,041,009

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	March 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$104,190	$84,562
Accounts receivable, net	14,860	14,887
Prepaid expenses and other current assets	2,041	1,785
Total current assets	121,091	101,234
Property and equipment, net	2,405	2,635
Other assets, net	326	534
Total assets	$123,822	$104,403
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,928	$6,110
Accrued expenses and other current liabilities	5,585	6,084
Deferred revenue and deposits	313	841
Dividends payable	21,907	—
Total current liabilities	32,733	13,035
Other non-current liabilities	1,090	1,128
Total liabilities	33,823	14,163
Stockholders’ equity:
Class A common stock	53	53
Class B common stock	387	388
Additional paid-in capital	343,268	344,245
Accumulated deficit	(253,709)	(254,446)
Total stockholders’ equity	89,999	90,240
Total liabilities and stockholders’ equity	$123,822	$104,403

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2018
Revenue	$24,375	$21,896
Expenses:
Service costs	13,598	12,823
Sales and marketing	4,992	3,610
Product development	5,270	3,648
General and administrative	4,030	2,970
Total operating expenses	27,890	23,051
Loss from operations	(3,515)	(1,155)
Interest income and other, net	17	240
Loss before provision for income taxes	(3,498)	(915)
Income tax expense	12	11
Net loss applicable to common stockholders	$(3,510)	$(926)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.08)	$(0.02)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	5,056	5,056
Class B	37,169	38,039
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	5,056	5,056
Class B	42,225	43,095

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2017	2018
Operating Activities:
Net loss	$(3,510)	$(926)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	751	524
Allowance for doubtful accounts and advertiser credits	307	159
Stock-based compensation	1,357	951
Change in certain assets and liabilities:
Accounts receivable, net	1,875	119
Prepaid expenses, other current assets and other assets	(292)	169
Accounts payable	(856)	1,266
Accrued expenses and other current liabilities	(382)	193
Deferred revenue and deposits	6	528
Other non-current liabilities	(134)	38
Net cash provided by (used in) operating activities	(878)	3,021
Investing Activities:
Purchases of property and equipment	(2)	(769)
Purchases of intangible assets	(4)	—
Net cash used in investing activities	(6)	(769)
Financing Activities:
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	6	31
Common stock cash dividends paid	—	(21,911)
Net cash provided by (used in) financing activities	6	(21,880)
Net decrease in cash and cash equivalents	(878)	(19,628)
Cash and cash equivalents at beginning of period	103,950	104,190
Cash and cash equivalents at end of period	$103,072	$84,562

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other period. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and filed with the SEC.

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

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

FASB ASC Topic 606, Revenue from Contracts with Customers, (ASC 606) is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of initial application, referred to as open contracts. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. The Company measures revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service or product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation.

The primary impact upon adoption of the standard relates to the deferral (i.e. capitalization) of incremental contract acquisition costs which are recorded as other non-current assets in the balance sheet and the recognition (i.e. amortization) of them in sales and marketing expenses in the statements of operations over the term of the initial contract and anticipated renewal contracts to which the costs relate. The Company recognized a $189,000 decrease to accumulated deficit as of January 1, 2018 for the cumulative impact of adoption of the amended guidance associated with the incremental contract acquisition costs on open contracts that were capitalized. The impact of the adoption of ASC 606 on net loss applicable to common stockholders for the three months ended March 31, 2018 and on the unaudited consolidated balance sheet at March 31, 2018 was not significant.

Recent Accounting Pronouncement(s) Not Yet Effective

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

(3) Revenue Recognition

The Company generates the majority of its revenues from advertisers for its performance based advertising services, which include the use of its call analytics technology and pay-for-call advertising products and services. The Company’s revenue also consists of payments from its reseller partners for use of its local leads platform and marketing services, which they offer to their small business customers. Customers typically receive the benefit of the Company’s services as they are performed and substantially all the Company’s revenue is recognized over time, as the services are performed.

The Company’s call analytics technology platform provides data and insights that can measure the performance of mobile, online and offline advertising for advertisers and small business resellers. The Company generates revenue from the Company’s call analytics technology platform when advertisers pay the Company a fee for each call or call related data element they receive from calls including call-based ads the Company distributes through its sources of call distribution or for each phone number tracked based on a pre-negotiated rate. Revenue is recognized as services are provided over time, which is generally measured by the delivery of each call or call related data element or each phone number tracked.

The Company’s call marketplace offers advertisers and adverting service providers’ ad placements across the Company’s distribution network. Advertisers or advertising service providers are charged on a pay-per-call or cost-per-action basis. The Company generates revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each qualified phone call, which occurs when a user makes a phone call, clicks, or completes a specified action on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. The Company also generates revenue from cost-per-action services, which occurs when a user makes a phone call from the Company’s advertiser’s listing or is redirected from one of the Company’s web sites or a third-party web site in the Company’s distribution network to an advertiser web site and completes the specified action. Each qualified phone call or specified action on a listing represents a completed transaction. Revenue is recognized as services are provided upon the delivery of a qualified phone call or completed action. The Company’s distribution network is primarily comprised of third party mobile and online search engines and applications, mobile carriers, directories, destination sites, shopping engines, Internet domains or web sites, other targeted Web-based content, and offline sources. The Company enters into agreements with these third-party distribution partners to provide distribution for pay-for-call advertisement listings, which contain call tracking numbers and/or URL strings. The Company generally pays distribution partners based on a percentage of revenue or a fixed amount per phone call on these listings. The Company acts as the principal with the advertiser for revenue call transactions, and is responsible for the fulfillment of services. The Company recognizes revenue for these fees under the gross revenue recognition method.

The Company’s local leads platform allows reseller partners to sell call advertising, search marketing, and other lead generation products through their existing sales channels to small business advertisers. The Company generates revenue from reseller partners utilizing the Company’s local leads platform and is paid account fees and/or agency fees for the Company’s products in the form of a percentage of the cost of every call or click delivered to advertisers. Revenue is recognized over time as services are provided. The reseller partners engage the advertisers and are the principal for the transaction, and the Company, in certain instances, is only financially liable to the publishers in the Company’s capacity as a collection agency for the amount collected from the advertisers. The Company recognizes revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay the Company a fee for fulfilling an advertiser’s campaign in its distribution network and the Company acts as the principal and recognizes revenue for these fees under the gross revenue recognition method.

For the three months ended March 31, 2018, revenues disaggregated by service type were $19.9 million for performance based advertising services and $2.0 million for the local leads services.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet as of March 31, 2018, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. During the three months ended March 31, 2018, revenue recognized that was included in the contract liabilities balance at the beginning of the period was insignificant.

The majority of the Company’s total revenue is derived from contracts that include consideration that is variable in nature. The variable elements of these contracts primarily include the number of transactions (for example, the number qualified phone calls). For contracts with an effective term greater than one year, the Company applies the standard’s practical expedient that permits the exclusion of disclosure of the value of unsatisfied performance obligations for these contracts as the Company’s right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations. A term for purposes of these contracts has been estimated at 24 months. In addition, the Company applies the standard’s optional exemption to disclose information about performance obligations for contracts that have original expected terms of one year or less.

For arrangements that include multiple performance obligations, the transaction price from the arrangement is allocated to each respective performance obligation based on its relative standalone selling price and recognized when revenue recognition criteria for each performance obligation are met. The standalone selling price for each performance obligation is established based on the sales price at which the Company would sell a promised good or service separately to a customer or the estimated standalone selling price.

In certain cases, the Company records revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends.

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of March 31, 2018, the Company had $207,000 of deferred contract costs and the amortization associated with these costs was insignificant for the three months ended March 31, 2018.

(4) Stock-based Compensation Plans

The Company grants stock-based awards, including stock options, restricted stock awards, and restricted stock units. The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method. The Company accounts for forfeitures as they occur.

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2017	2018
Service costs	$125	$128
Sales and marketing	406	214
Product development	91	91
General and administrative	735	518
Total stock-based compensation	$1,357	$951

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three months ended March 31, 2017 and 2018, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. For the three months ended March 31, 2018, the Company used an expected dividend yield for those grants prior to the record date of the Company’s common stock cash dividend payment in March 2018.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Three months ended March 31,
	2017	2018
Expected life (in years)	4.0	4.0
Risk-free interest rate	1.72%	2.54%
Expected volatility	57%	53%
Expected dividend yield	0%	0% - 3.57%

Stock option activity during the three months ended March 31, 2018 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2017	5,713	$5.33	5.93
Options granted	103	3.31
Options forfeited	(125)	3.01
Options expired	(197)	6.87
Options exercised	(8)	2.75
Balance at March 31, 2018	5,486	$5.29	5.70

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the three months ended March 31, 2018 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2017	1,871	$3.25
Granted	30	3.30
Vested	(24)	4.19
Forfeited	(246)	3.06
Unvested balance at March 31, 2018	1,631	$3.26

(5) Net Income (Loss) Per Share

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

In accordance with the two class method, the undistributed earnings (losses) for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the earnings for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on the Company’s common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed earnings (losses) on a proportionate basis.

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2017		2018
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(420)	$(3,090)	$(109)	$(817)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,169	5,056	38,039
Basic net loss per share applicable to common stockholders	$(0.08)	$(0.08)	$(0.02)	$(0.02)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2017		2018
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(420)	$(3,090)	$(109)	$(817)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(420)	—	(109)
Diluted net loss applicable to common stockholders	$(420)	$(3,510)	$(109)	$(926)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,169	5,056	38,039
Conversion of Class A to Class B common shares outstanding	—	5,056	—	5,056
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	42,225	5,056	43,095
Diluted net loss per share applicable to common stockholders	$(0.08)	$(0.08)	$(0.02)	$(0.02)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three and three months ended March 31, 2017 and 2018, outstanding options to acquire 5,990 and 5,486 shares, respectively of Class B common stock.
•	For the three and three months ended March 31, 2017 and 2018, 850 and 710 shares of unvested Class B restricted common shares, respectively.
•	For the three and three months ended March 31, 2017 and 2018, 1,635 and 921 restricted stock units, respectively.

(6) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during the three months ended March 31, 2017 and 2018, the Company held cash equivalents in deposit sweep accounts with these same financial institutions. These Level 2 assets were fully liquidated prior to March 31, 2017 and 2018.

The advertisers representing more than 10% of revenue are as follows (in percentages):

	Three months ended March 31,
	2017	2018
Advertiser A	22%	18%
Advertiser B	17%	27%
Advertiser C	10%	*

*       Less than 10% of revenue.

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2017	At March 31, 2018
Advertiser A	17%	*
Advertiser B	31%	39%
Advertiser C	10%	*

*       Less than 10% of accounts receivable.

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 11% and 20% of revenue for the three months ended March 31, 2017 and 2018, respectively. This same advertising agency represented 21% and 29% of accounts receivable as of December 31, 2017 and March 31, 2018, respectively. One other advertising agency represented 11% of accounts receivable as of December 31, 2017 and March 31, 2018.

A significant amount of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of revenue for the three months ended March 31, 2017 and 2018.

(7) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the periods presented, we operated as a single segment.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2017	2018
United States	96%	99%
Canada	4%	1%
Other countries	*	*
	100%	100%

*	Less than 1% of revenue.

(8) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2017	At March 31, 2018
Computer and other related equipment	$19,157	$19,678
Purchased and internally developed software	6,687	6,687
Furniture and fixtures	1,071	1,073
Leasehold improvements	1,168	1,169
	$28,083	$28,607
Less: Accumulated depreciation and amortization	(25,678)	(25,972)
Property and equipment, net	$2,405	$2,635

Depreciation and amortization expense related to property and equipment was approximately $747,000 and $455,000 for the three months ended March 31, 2017 and 2018, respectively.

(9) Commitments, Contingencies, Taxes and Other

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

	Facilities operating leases	Other contractual obligations	Total
2018	$1,083	$2,284	$3,367
2019	1,476	1,377	2,853
2020	1,520	89	1,609
2021	1,566	4	1,570
2022 and after	5,417	4	5,421
Total minimum payments	$11,062	$3,758	$14,820

In June 2017, the Company entered into an amendment to the lease agreement originally dated in June 2009 and as amended to date, with respect to office space in Seattle, Washington. The amendment extends the lease term for a period of 84 months expiring on March 31, 2025 and reduces the leased office space starting on September 1, 2017. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, the lessor will pay towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company may use up to approximately $180,000 of any unused landlord contribution as a credit against any payment obligation under the lease. In the first quarter of 2018, the lessor paid $373,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term. Additionally, in April 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which will be reduced by $100,000 annually starting in April 2019.

Rent expense incurred by the Company was approximately $488,000 and $377,000 for the three months ended March 31, 2017 and 2018, respectively.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2017 and March 31, 2018. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(10) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. The Company did not repurchase any Class B common stock during the three months ended March 31, 2017 and 2018.

In December 2017, the Company declared a special cash dividend in the amount of $0.50 per share on the Company’s Class A and B common stock and recorded a Dividends Payable of $21.9 million in its consolidated balance sheet at December 31, 2017. The Company paid the total dividend of $21.9 million in the first quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our local leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The local leads platform is scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through our primary contract with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. This local leads platform arrangement, which expires December 31, 2018, provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four months of notice. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We also have separate pay-for-call services and distribution partner agreements with YP and separate reseller partner arrangements with Dex for pay-for-call and call analytic services. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 22% and 18% of our total revenues for the three months ended March 31, 2017 and 2018, respectively.

Our Strategy

Key elements of our strategy include:

Innovating on Our Mobile Performance Advertising. We plan to continue to expand our range of call-based advertising product capabilities and channel specific solutions by growing our call analytics offerings including number provisioning, call tracking, call mining, keyword-level tracking, display ad impression measurement and other products as part of our owned, end-to-end, call-based advertising solutions. We launched several new products or features in 2017. Our more recent products and features include: (1) Marchex Speech Analytics, which can help companies understand what is happening on inbound calls from consumers and can deliver actionable operational and advertising insights from those consumer interactions; (2) Display and Video Analytics, which can measure the impact of display and video advertising campaigns on inbound phone calls to call centers and stores; (3) Marchex Omnichannel Analytics Cloud, which can connect call data to media channels, including search, display and video, social and sites, to phone calls made to a business; (4) Marchex Social Analytics, which can help measure the influence that social advertising from sources like Facebook or Instagram has on inbound phone calls so that marketers can better attribute their return on advertising spend for inbound phone calls; and (5) Marchex Audience Targeting, which leverages call data and can automatically build audience segments for display and social media platforms. Additional information regarding our product offerings launched in 2017 is included in the Overview section on pages 13 through 14. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2017 and 2018.

Revenue

We generate the majority of our revenues from advertisers for our performance based advertising services, which include the use of our call analytics technology and pay-for-call advertising products and services. Our revenue also consists of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers.  Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time, as the services are performed.

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

User Acquisition Costs

For the periods presented the largest component of our service costs consists of user acquisition costs that relate primarily to payments made to distribution partners for access to their mobile, online, offline, or other user traffic. We enter into agreements of varying durations with distribution partners that integrate our services into their web sites, indexes or other sources of user traffic. The primary economic structures of the distribution partner agreements are a variable payment based on a specified percentage of revenue and variable payments based on a specified metric, such as number of paid phone calls or other actions. These variable payments are often subject to minimum payment amounts per phone call or other action. Other payment structures that to a lesser degree exist include fixed payments, based on a guaranteed minimum amount of usage delivered; and a combination arrangement with both fixed and variable amounts that may be paid in advance.

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method. We account for forfeitures as they occur. Stock-based compensation expense is included in the same lines as compensation paid to the same employees in the consolidated statements of operations.

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

We determined that it is not more likely than not that our deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2017 and March 31, 2018. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Uncertain tax positions as of March 31, 2018 amounted to $1.1 million.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2017	2018
Revenue	100%	100%
Expenses:
Service costs	56%	59%
Sales and marketing	20%	16%
Product development	22%	17%
General and administrative	16%	13%
Total operating expenses	114%	105%
Loss from operations	(14%)	(5%)
Interest income and other, net	0%	1%
Loss before provision for income taxes	(14%)	(4%)
Income tax expense	0%	0%
Net loss applicable to common stockholders	(14%)	(4%)

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2018.

Revenue

Revenue decreased 10% from $24.4 million for the three months ended March 31, 2017 to $21.9 million in the same period in 2018. The decrease was due primarily to fewer accounts and related performance-based advertising and platform revenues from reseller partners like DexYP, and to a lesser extent, larger advertiser budget reductions for our pay-for-call services.

We expect our revenues to be lower in the near term compared to the most recent quarters with fewer small business accounts on our local leads platform and reduced demand for calls from our call advertising customers.

Under our primary contract with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP. We charge an agreed-upon price for qualified calls or leads from our network. These agreements expire December 31, 2018. The primary local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue with any revenue increase. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings, which is the parent company of YP. We have separate partner reseller arrangements with Dex for pay-for-call and call analytics services. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 22% and 18% of our total revenues for the three months ended March 31, 2017 and 2018, respectively. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 11% and 20% of total revenues for the three months ended March 31, 2017 and 2018, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 17% and 27% of total revenues for the three months ended March 31, 2017 and 2018, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns which are generally for a set period of time and/or budget level. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to previous quarters, which will result in lower total revenues and contribution.

We have revenue concentrations with other certain large customers including reseller partners and advertising agencies. Many of these customers are not subject to long term contracts with us or may have contracts with near term expiration dates and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. A loss of reseller partners or a decrease in revenue from these resellers could adversely affect our business. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns, which are typically short term and subject to a specified dollar amount and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising arrangements with certain large customers which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

We believe that our future revenue growth will depend on, among other factors, our ability to attract new advertisers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully improve existing products and services, and develop successful new products and services. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability. For additional discussion of trends and other factors in our business, refer to Industry and Market Factors in Item 2 of this Quarterly Report on Form 10-Q.

Expenses

Expenses were as follows (in thousands):

	Three months ended March 31,
	2017	% of revenue	2018	% of revenue
Service costs	$13,598	56%	$12,823	59%
Sales and marketing	4,992	20%	3,610	16%
Product development	5,270	22%	3,648	17%
General and administrative	4,030	16%	2,970	13%
	$27,890	114%	$23,051	105%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Service costs	$125	$128
Sales and marketing	406	214
Product development	91	91
General and administrative	735	518
Total stock-based compensation	$1,357	$951

See Note 4. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 6% from $13.6 million for the three months ended March 31, 2017 to $12.8 million in the same period in 2018. As a percentage of revenues, service costs were 56% and 59% for the three months ended March 31, 2017 and 2018, respectively. The decrease in dollars was primarily due to an aggregate decrease in communication and network costs and personnel costs totaling $640,000. The increase as a percentage of revenue in 2018 was primarily a result of our local leads platform comprising a lower proportion of revenue compared to the 2017 period. Our local leads platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform makes up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect in the near and intermediate term for service costs as a percentage of revenue and in absolute dollars to be relatively stable to modestly higher relative to the most recent quarterly periods. We also expect service costs in absolute dollars to increase over the longer term in connection with any revenue increase and expansion in our communication and network infrastructure.

Sales and Marketing. Sales and marketing expenses decreased 28% from $5.0 million for the three months ended March 31, 2017 to $3.6 million in the same period in 2018. As a percentage of revenue, sales and marketing expenses were 20% and 16% for the three months ended March 31, 2017 and 2018, respectively. The net decrease in dollars and percentage of revenue was primarily attributable to an aggregate decrease in personnel costs, which included $307,000 of employee separation related costs in the 2017 period, stock-based compensation, outside service provider costs, and outside marketing activities totaling $1.2 million.

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

Product Development. Product development expenses decreased 31% from $5.3 million for the three months ended March 31, 2017 to $3.6 million in the same period in 2018. As a percentage of revenue, product development expenses were 22% and 17% for the three months ended March 31, 2017 and 2018, respectively. The net decrease in dollars and percentage of revenue was primarily due to an aggregate decrease in personnel costs, which included $358,000 of employee separation related costs in the 2017 period, and facility related costs totaling $1.6 million.

We expect product development expenditures to be relatively stable in the near and intermediate term in absolute dollars relative to our most recent quarterly periods. In the longer term, to the extent our revenues increase, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses decreased 26% from $4.0 million for the three months ended March 31, 2017 to $3.0 million in the same period in 2018. As a percentage of revenue, general and administrative expenses were 16% and 13% for the three months ended March 31, 2017 and 2018, respectively. The net decrease in dollars and percentage of revenue was primarily due to an aggregate decrease in personnel and outside service provider costs, stock-based compensation, and professional fees totaling $902,000.

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

Income Taxes. Income tax expense for the three months ended March 31, 2017 and 2018 was $12,000 and $11,000, respectively. Income tax expense consisted of state income taxes for all periods. The effective tax rate differed from the expected tax rate of 34% and 21% for 2017 and 2018, respectively, due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

Net Loss. Net loss was ($3.5) million and ($926,000) for the three months ended March 31, 2017 and 2018, respectively. The reduction in loss was primarily attributable to the effect of fewer personnel and lower overall operating costs in 2018, which were partially offset by lower revenues.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $84.6 million and we had current and long term contractual obligations of $14.8 million, of which $11.1 million is for rent under our facility leases.

Cash provided by operating activities for the three months ended March 31, 2018 of approximately $3.0 million consisted primarily of a net loss of $926,000, adjusted for non-cash items of $1.6 million, which primarily includes depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, and approximately $2.3 million provided by working capital and other activities.

Cash used in operating activities for the three months ended March 31, 2017 of approximately $878,000 consisted primarily of a net loss of $3.5 million, adjusted for non-cash items of $2.4 million, which primarily includes depreciation and amortization, allowance for doubtful accounts and advertiser credits, stock-based compensation, and approximately $217,000 provided by working capital and other activities.

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the three months ended March 31, 2017 and 2018. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance. We have no corresponding payments to distribution partners related to our local leads platform.

Nearly all of our reseller partner arrangements, including our arrangements with resellers such as DexYP, CDK Global, hibu Inc., and Web.com, are billed on a monthly basis following the month of our phone call or other action delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding calls, other delivery actions, or placements of the listings. For these services, reseller partner payments are generally received two to four weeks or longer following payment to the distribution partners. We also have payment arrangements with advertising agencies such as Resolution Media and OMD Digital whereby we receive payment after the agency’s advertiser pays the agency, which is generally between 60 and 120 days or longer, following the delivery of services. We expect that in the future periods, if the amounts from our reseller partner and agency arrangements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

For the three months ended and as of March 31, 2018, amounts from these partners and agencies totaled 50% of total revenue and $7.9 million in net accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 27% of total revenues and 39% of accounts receivable for the three months ended and as of March 31, 2018, respectively. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to previous quarters, which will result in lower total revenues and contribution. Net accounts receivable balances outstanding as of March 31, 2018 from DexYP totaled $1.2 million.

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

Cash used in investing activities for the three months ended March 31, 2018 of approximately $769,000 was attributable to purchases for property and equipment. Cash used in investing activities for the three months ended March 31, 2017 of approximately $6,000 was attributable to purchases for property and equipment and purchases of domain names.

We expect property and equipment purchases in the near and intermediate term to be modestly higher compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We expect our expenditures for product development initiatives will be stable to modestly higher in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives.

Cash used in financing activities for the three months ended March 31, 2018 of approximately $21.9 was primarily attributable to a common stock cash dividend payment in the amount of $21.9 million, offset by proceeds from employee stock option exercises and the employee stock purchase plan of $31,000. Cash provided by financing activities for the three months ended March 31, 2017 of approximately $6,000 was primarily attributable to proceeds from the employee stock purchase plan.

The following table summarizes our contractual obligations as of March 31, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations:
Operating leases	$11,062	$1,444	$3,019	$6,599
Other contractual obligations	3,758	2,836	918	4
Total contractual obligations (1)	$14,820	$4,280	$3,937	$6,603
(1)	Our tax contingencies of $1.1 million are not included due to their uncertainty.

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

In April 2018 we provided a bank letter of credit to the lessor of our office space in Seattle, Washington in the amount of $575,000 and pledged a certificate of deposit of $575,000 as collateral for the letter of credit to the issuing bank. The letter of credit will be reduced by $100,000 annually starting in April 2019.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the three months ended March 31, 2017 and 2018.

In December 2017, we declared a special cash dividend in the amount of $0.50 per share on our Class A and B common stock and recorded a Dividends Payable of $21.9 million in our consolidated balance sheet at December 31, 2017. We paid the total dividend of $21.9 million in the first quarter of 2018. Our ability to pay dividends is dependent upon a variety of factors, including our financial results, liquidity and financial condition and capital requirements. There is no assurance that we will pay dividends in the future.

Based on our operating plans we believe that our resources will be sufficient to fund our operations for at least twelve months as well as potential strategic initiatives which could include acquisitions. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. There can be no assurance that, if we needed additional funds, financing arrangements would be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Revenue

We generate the majority of our revenues from advertisers for our performance based advertising services, which include the use of our call analytics technology and pay-for-call advertising products and services. Our revenue also consists of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers. Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time, as the services are performed. We adopted ASC Topic 606, Revenue from Contracts with Customers, (ASC 606) on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of initial application, referred to as open contracts. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605.

We generate revenue from our call analytics technology platform when advertisers pay us a fee for each call or call related data element they receive from calls including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate. For our call marketplace services, advertisers or advertising service providers are charged on a pay-for-call or cost-per-action basis. For pay-for-call advertising, revenue is recognized upon delivery of qualified and reported phone calls or other action to our advertisers or advertising service providers’ listing which occurs when a mobile, online or offline user makes a phone call or clicks on any of their advertisements after it has been placed by us or by our distribution partners. Each qualified phone call or other specified action on an advertisement listing represents a completed transaction. For cost-per-action services, revenue is recognized when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third-party website in our distribution network to an advertiser website and completes the specified action.

We generate revenue from reseller partners utilizing our local leads platform and are paid account fees and/or agency fees for our products in the form of a percentage of the cost of every call or click delivered to advertisers. Revenue is recognized over time as services are provided. The reseller partners engage the advertisers and are the principal for the transaction, and we, in certain instances, are only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognize revenue for these fees under the net revenue recognition method. In limited arrangements resellers pay us a fee for fulfilling an advertiser’s campaign in its distribution network and we act as the principal and recognize revenue for these fees under the gross revenue recognition method.

We have entered into agreements with various distribution partners in order to expand our distribution network, which includes search engines, directories, product shopping engines, third-party vertical and branded websites, and mobile and offline sources. We generally pay distribution partners based on a specified percentage of revenue or a fixed amount per phone call or other action on these listings. We act as the principal, and we are responsible for providing customer and administrative services to the advertiser. The revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency or reseller contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from search engines and directories. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and we, in certain instances, are only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements, resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

For arrangements that include multiple performance obligations, the transaction price from the arrangement is allocated to each respective performance obligation based on its relative standalone selling price and recognized when revenue recognition criteria for each performance obligation are met. The standalone selling price for each performance obligation is established based on the sales price at which we would sell a promised good or service separately to a customer or the estimated standalone selling price.

In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends.

Stock-Based Compensation

FASB ASC 718, Compensation – Stock Compensation requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock issuances, and restricted stock units be based on estimated fair values. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method. We account for forfeitures as they occur.

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

Allowance for Doubtful Accounts and Advertiser Credits

Accounts receivable balances are presented net of allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine our allowance based on analysis of historical bad debts, advertiser concentrations, advertiser creditworthiness and current economic trends. We review the allowance for collectability on a quarterly basis. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and the potential recovery is considered remote. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required which would result in increased general and administrative expenses in the period such determination was made.

We determine our allowance for advertiser credits and adjustments based upon our analysis of historical credits. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments and estimates.

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of March 31, 2018 were $1.1 million.

Recent Accounting Pronouncement Not Yet Effective

For discussion regarding recent accounting pronouncements not yet effective, see Note 2. Significant Accounting Policies of the notes to our condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2017 Annual Report on Form 10-K as amended. They have been updated to include information as of May 9, 2018.

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

We had an accumulated deficit of $254.4 million as of March 31, 2018. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the for the three months ended March 31, 2018. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations. Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for March 2018, Oath and Microsoft accounted for 11.6% and 23.9%, respectively, of the core search market in the United States and Google accounted for 63.4%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Oath are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including DexYP, Resolution Media, OMD Digital, CDK Global, hibu Inc., and Web.com for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners and agencies could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

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

Under our primary contract with YP, we generate revenues from our local leads platform. This local leads platform arrangement, which expires December 31, 2018, provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue with any revenue increase. In 2017, Dex Media, Inc (“Dex”) acquired YP Holdings, LLC (“YP Holdings”), which is the parent company of YP. We also have separate pay-for-call services and distribution partner agreements with YP and separate reseller partner arrangements with Dex for pay-for-call and call analytics services. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 18% of our total revenues for the three months ended March 31, 2018. It is possible that this acquisition may result in changes to our relationship and arrangements with DexYP including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from DexYP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 20% of total revenues and less than 10% of total revenues, respectively, for the three months ended March 31, 2018.

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

We received approximately 52% and 53% of our revenue from our five largest customers for the year ended December 31, 2017 and the three months ended March 31, 2018, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 52% and 53% of our total revenues for the year ended December 31, 2017 and the three months ended March 31, 2018, respectively. DexYP was responsible for 18% of our total revenues for the three months ended March 31, 2018.

We have arrangements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 28% of total revenues for the three months ended March 31, 2018. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to previous quarters, which will result in lower total revenues and contribution.

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
•

U.S. Patent Number 9,232,052 entitled “Analyzing Voice Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was issued January 5, 2016, and its continuation Patent Application Number 14/987,565 was filed January 4, 2016.

•

U.S. Patent Application Number 14/550,089 entitled “Identifying Call Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014.

•	U.S. Patent Application Number 14/714,141 entitled “Call Analytics for Mobile Advertising” was filed May 15, 2015.
•	U.S. Patent Number 9,485,354 912 entitled “Identifying Call Features and Associations to Detect Call Traffic Pumping and Take Corrective Action” was issued November 1, 2016.
•	U.S. Patent Application Number 15/840,155 entitled “Source Agnostic Correlation of Consumer Telephone Numbers and User Identifiers” was filed December 13, 2017.

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

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, several states have passed laws that require businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Further, it is anticipated that additional federal and state privacy-related legislation will be enacted. Such legislation could negatively affect our business. In addition, foreign countries may enact laws that could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy, eCommerce, Data Protection Directives (and similar legislation in other countries where we may have operations), and the recently enacted EU General Data Protection Regulation, which goes into full effect in May 2018 and which supersedes the current EU data protection regulation, which is directly applicable to all member states and which is expected to result in substantial changes to our compliance obligations and a significant increase in potential administrative fines for non-compliance. Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

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

As of March 31, 2018, Russell C. Horowitz and Ethan A. Caldwell, two of our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 77% of the combined voting power of all outstanding shares of our capital stock. These founders together controlled 77% of the combined voting power of all outstanding shares of our capital stock as of March 31, 2018. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third-party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We recently declared and paid a special dividend. Special dividends generally result in a reduction in stock price with the dividend distributed. In addition, we paid a quarterly dividend on our Class B common stock from November 2006 through May 2015. Our ability to pay dividends is dependent upon a variety of factors, including our financial results, liquidity and financial condition and capital requirements. There is no assurance that we will pay dividends in the future. Furthermore, the payment by us of special dividends or dividends in general may have an impact on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended March 31, 2018, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the plan.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
+†10.43

Amendment No. 5 to the Master Services and License Agreement, effective January 1, 2018, by and between Marchex Sales, LLC, a Delaware limited liability company (formerly, Marchex Sales, Inc.) and Dex Media, Inc., successor in interest to YellowPages.com LLC (formerly d/b/a AT&T Interactive or ATTi).

+†10.44	Dex Media Call Advertising Program Agreement, effective October 24, 2017, by and between Dex Media, Inc., a Delaware corporation, and Marchex Sales, LLC, a Delaware limited liability company.
+†10.45	Master Services Agreement, dated January 1, 2018, by and between Marchex Sales, LLC, a Delaware limited liability company and Dex Media, Inc., a Delaware corporation.
+†10.46

Statement of Work No. 1, effective January 1, 2018, by and between Dex Media, Inc. and Marchex Sales, LLC pursuant to the Master Services Agreement, dated January 1, 2018, by and between Dex Media, Inc. and Marchex Sales, LLC.

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

MARCHEX, INC.

Date: May 9, 2018	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Chief Financial Officer and member of the Office of the CEO (Principal Financial and Accounting Officer)