Form 10-Q
period 2018-06-30
MARCHEX INC
filed 2018-08-06
CIK 1224133

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 2, 2018
Class A common stock, par value $.01 per share	5,056,136
Class B common stock, par value $.01 per share	36,726,852

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	June 30,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$104,190	$76,803
Accounts receivable, net	14,860	15,322
Prepaid expenses and other current assets	2,041	2,266
Total current assets	121,091	94,391
Property and equipment, net	2,405	2,566
Other assets, net	326	877
Total assets	$123,822	$97,834
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,928	$5,142
Accrued expenses and other current liabilities	5,585	5,872
Deferred revenue and deposits	313	1,079
Dividends payable	21,907	—
Total current liabilities	32,733	12,093
Other non-current liabilities	1,090	1,110
Total liabilities	33,823	13,203
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 8,032 and 5,056 shares issued and Outstanding, respectively, at December 31, 2017 and June 30, 2018	53	53
Class B: 125,000 shares authorized; 38,736 shares issued and outstanding at December 31, 2017, including 710 shares of restricted stock; and 36,725 shares issued and outstanding at June 30, 2018, including 662 shares of restricted stock	387	367
Additional paid-in capital	343,268	339,315
Accumulated deficit	(253,709)	(255,104)
Total stockholders’ equity	89,999	84,631
Total liabilities and stockholders’ equity	$123,822	$97,834

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2018	2017	2018
Revenue	$46,391	$42,114	$22,016	$20,218
Expenses:
Service costs	25,773	24,207	12,175	11,384
Sales and marketing	8,463	6,945	3,471	3,335
Product development	9,553	7,521	4,283	3,873
General and administrative	7,424	5,513	3,394	2,543
Total operating expenses	51,213	44,186	23,323	21,135
Loss from operations	(4,822)	(2,072)	(1,307)	(917)
Interest income and other, net	57	509	40	269
Loss before provision for income taxes	(4,765)	(1,563)	(1,267)	(648)
Income tax expense	25	21	13	10
Net loss applicable to common stockholders	$(4,790)	$(1,584)	$(1,280)	$(658)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.11)	$(0.04)	$(0.03)	$(0.02)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	5,056	5,056	5,056	5,056
Class B	37,435	37,811	37,698	37,584
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	5,056	5,056	5,056	5,056
Class B	42,491	42,867	42,754	42,640

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2017	2018
Operating Activities:
Net loss	$(4,790)	$(1,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	1,477	934
Allowance for doubtful accounts and advertiser credits	506	258
Stock-based compensation	2,338	1,633
Change in certain assets and liabilities:
Accounts receivable, net	2,955	(415)
Prepaid expenses, other current assets and other assets	(387)	(153)
Accounts payable	(1,702)	297
Accrued expenses and other current liabilities	(875)	(19)
Deferred revenue and deposits	(12)	766
Other non-current liabilities	(134)	20
Net cash provided by (used in) operating activities	(624)	1,737
Investing Activities:
Purchases of property and equipment	(906)	(1,033)
Purchases of intangible assets and other assets	(6)	(578)
Net cash used in investing activities	(912)	(1,611)
Financing Activities:
Repurchases of Class B common stock	—	(5,673)
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	15	71
Common stock cash dividends paid	—	(21,911)
Net cash provided by (used in) financing activities	15	(27,513)
Net decrease in cash and cash equivalents	(1,521)	(27,387)
Cash and cash equivalents at beginning of period	103,950	104,190
Cash and cash equivalents at end of period	$102,429	$76,803

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other period. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and filed with the SEC.

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

The primary impact upon adoption of the standard relates to the deferral (i.e. capitalization) of incremental contract acquisition costs which are recorded as other non-current assets in the balance sheet and the recognition (i.e. amortization) of them in sales and marketing expenses in the statements of operations over the term of the initial contract and anticipated renewal contracts to which the costs relate. The Company recognized a $189,000 decrease to accumulated deficit as of January 1, 2018 for the cumulative impact of adoption of the amended guidance associated with the incremental contract acquisition costs on open contracts that were capitalized. The impact of the adoption of ASC 606 on net loss applicable to common stockholders for the three and six months ended June 30, 2018 and on the unaudited consolidated balance sheet at June 30, 2018 was not significant.

Recent Accounting Pronouncement(s) Not Yet Effective

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), an ASU which expands the scope of Topic 718 to include share-based payment transactions for acquiring good and services from nonemployees. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

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

(3) Revenue Recognition

The Company generates the majority of its revenues from advertisers for its performance based advertising services, which include the use of its call analytics technology and pay-for-call advertising products and services. The Company’s revenue also consists of payments from its reseller partners for use of its local leads platform and marketing services, which they offer to their small business customers. Customers typically receive the benefit of the Company’s services as they are performed and substantially all the Company’s revenue is recognized over time as the services are performed.

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

The Company’s call marketplace offers advertisers and adverting service providers’ ad placements across the Company’s distribution network. Advertisers or advertising service providers are charged on a pay-per-call or cost-per-action basis. The Company generates revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each qualified phone call, which occurs when a user makes a phone call, clicks, or completes a specified action on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. The Company also generates revenue from cost-per-action services, which occurs when a user makes a phone call from the Company’s advertiser’s listing or is redirected from one of the Company’s web sites or a third-party web site in the Company’s distribution network to an advertiser web site and completes the specified action. Each qualified phone call or specified action on a listing represents a completed transaction. Revenue is recognized as services are provided upon the delivery of a qualified phone call or completed action. The Company’s distribution network is primarily comprised of third party mobile and online search engines and applications, mobile carriers, directories, destination sites, shopping engines, internet domains or web sites, other targeted Web-based content, and offline sources. The Company enters into agreements with these third-party distribution partners to provide distribution for pay-for-call advertisement listings, which contain call tracking numbers and/or URL strings. The Company generally pays distribution partners based on a percentage of revenue or a fixed amount per phone call or other actions on these listings. The Company acts as the principal with the advertiser for revenue call transactions, and is responsible for the fulfillment of services. The Company recognizes revenue for these fees under the gross revenue recognition method.

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

For the three and six months ended June 30, 2018, revenues disaggregated by service type were $18.5 million and $38.4 million for performance based advertising services, respectively, and $1.7 million and $3.7 million for local leads services, respectively.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet as of June 30, 2018, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. During the three and six months ended June 30, 2018, revenue recognized that was included in the contract liabilities balance at the beginning of the period was insignificant.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of June 30, 2018, the Company had $300,000 of net deferred contract costs and the amortization associated with these costs was insignificant for the three and six months ended June 30, 2018.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2018	2017	2018
Service costs	$255	$230	$130	$102
Sales and marketing	469	286	63	72
Product development	298	182	207	91
General and administrative	1,316	935	581	417
Total stock-based compensation	$2,338	$1,633	$981	$682

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values.  The expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. For the six months ended June 30, 2018, the Company used an expected dividend yield for grants prior to the record date of the Company’s common stock cash dividend payment in March 2018.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2017	2018	2017	2018
Expected life (in years)	4.0-6.25	4.0	4.0-6.25	4.0
Risk-free interest rate	1.68-1.94%	2.54%-2.69%	1.68-1.94%	2.69%
Expected volatility	56-57%	53%	56%	53%
Expected dividend yield	0%	0%-3.57%	0%	0%

Stock option activity during the six months ended June 30, 2018 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2017	5,713	$5.33	5.93
Options granted	446	2.82
Options forfeited	(245)	3.26
Options expired	(485)	6.16
Options exercised	(18)	2.69
Balance at June 30, 2018	5,411	$5.15	5.67

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the six months ended June 30, 2018 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2017	1,871	$3.25
Granted	40	3.14
Vested	(347)	5.07
Forfeited	(384)	3.30
Unvested balance at June 30, 2018	1,180	$3.54

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2017		2018
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(570)	$(4,220)	$(187)	$(1,397)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,435	5,056	37,811
Basic net loss per share applicable to common stockholders	$(0.11)	$(0.11)	$(0.04)	$(0.04)

	Three months ended June 30,
	2017		2018
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(151)	$(1,129)	$(78)	$(580)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,698	5,056	37,584
Basic net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.02)	$(0.02)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2017		2018
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(570)	$(4,220)	$(187)	$(1,397)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(570)	—	(187)
Diluted net loss applicable to common stockholders	$(570)	$(4,790)	$(187)	$(1,584)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,435	5,056	37,811
Conversion of Class A to Class B common shares outstanding	—	5,056	—	5,056
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	42,491	5,056	42,867
Diluted net loss per share applicable to common stockholders	$(0.11)	$(0.11)	$(0.04)	$(0.04)

	Three months ended June 30,
	2017		2018
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(151)	$(1,129)	$(78)	$(580)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(151)	—	(78)
Diluted net loss applicable to common stockholders	$(151)	$(1,280)	$(78)	$(658)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,698	5,056	37,584
Conversion of Class A to Class B common shares outstanding	—	5,056	—	5,056
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	42,754	5,056	42,640
Diluted net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.02)	$(0.02)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three and six months ended June 30, 2017 and 2018, outstanding options to acquire 6,468 and 5,411 shares, respectively of Class B common stock.
•	For the three and six months ended June 30, 2017 and 2018, 467 and 661 shares of unvested Class B restricted common shares, respectively.
•	For the three and six months ended June 30, 2017 and 2018, 1,414 and 519 restricted stock units, respectively.

(6) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during the six months ended June 30, 2017 and 2018, the Company held cash equivalents in deposit sweep accounts with these same financial institutions. These Level 2 assets were fully liquidated prior to June 30, 2017 and 2018.

The advertisers representing more than 10% of revenue are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2017	2018	2017	2018
Advertiser A	22%	20%	22%	22%
Advertiser B	17%	23%	16%	19%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2017	At June 30, 2018
Advertiser A	17%	17%
Advertiser B	31%	37%
Advertiser C	10%	*

*       Less than 10% of accounts receivable.

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented less than 10% and 10% of revenue for the three and six months ended June 30, 2017, respectively, and 14% and 17% of revenue for the three and six months ended June 30, 2018, respectively. This same advertising agency represented 21% and 29% of accounts receivable as of December 31, 2017 and June 30, 2018, respectively. One other advertising agency represented 11% and less than 10% of accounts receivable as of December 31, 2017 and June 30, 2018, respectively.

A significant amount of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of revenue for the three and six months ended June 30, 2017 and 2018.

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

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2017	2018	2017	2018
United States	96%	99%	95%	99%
Canada	4%	1%	5%	1%
Other countries	*	*	*	*
	100%	100%	100%	100%

*	Less than 1% of revenue.

(8) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2017	At June 30, 2018
Computer and other related equipment	$19,157	$19,748
Purchased and internally developed software	6,687	6,690
Furniture and fixtures	1,071	1,000
Leasehold improvements	1,168	1,172
	$28,083	$28,610
Less: Accumulated depreciation and amortization	(25,678)	(26,044)
Property and equipment, net	$2,405	$2,566

Depreciation and amortization expense related to property and equipment was approximately $724,000 and $335,000 for the three months ended June 30, 2017 and 2018, respectively.  Depreciation and amortization expense related to property and equipment was approximately $1.5 million and $790,000 for the six months ended June 30, 2017 and 2018, respectively.

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

	Facilities operating leases	Other contractual obligations	Total
2018	$722	$1,657	$2,379
2019	1,476	1,708	3,184
2020	1,520	99	1,619
2021	1,566	4	1,570
2022 and after	5,417	4	5,421
Total minimum payments	$10,701	$3,472	$14,173

In June 2017, the Company entered into an amendment to the lease agreement originally dated in June 2009 and as amended to date, with respect to office space in Seattle, Washington. The amendment extends the lease term for a period of 84 months expiring on March 31, 2025 and reduces the leased office space starting on September 1, 2017. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, the lessor will pay towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company may use up to approximately $180,000 of any unused landlord contribution as a credit against any payment obligation under the lease. In 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which will be reduced by $100,000 annually starting in April 2019. The letter of credit is collateralized by a $575,000 certificate of deposit which is restricted in use and is included in other assets in the Company’s condensed consolidated balance sheet as of June 30, 2018.

Rent expense incurred by the Company was approximately $464,000 and $369,000 for the three months ended June 30, 2017 and 2018, respectively, and was approximately $953,000 and $746,000 for the six months ended June 30, 2017 and 2018, respectively.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2017 and June 30, 2018. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(10) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.  The Company did not repurchase any Class B common stock under the 2014 Repurchase Program for the six months ended June 30, 2018.

In May 2018, the Company repurchased approximately 2.3 million shares of its Class B common stock for approximately $5.7 million from a former member of the Company’s board of directors. The Company’s board of directors approved the repurchase transaction and the Company retired these shares during the three months ended June 30, 2018.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our local leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The local leads platform is scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through one of our primary contracts with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. This local leads platform arrangement, which expires December 31, 2018, provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four months of notice. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We also have separate pay-for-call services and distribution partner agreements with YP and separate reseller partner arrangements with Dex for pay-for-call and call analytic services. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 22% of our total revenues for the three and six months ended June 30, 2017, respectively, and YP including Dex was 22% and 20% of our total revenues for the three and six months ended June 30, 2018, respectively.

Our Strategy

Key elements of our strategy include:

Innovating on Our Mobile Performance Advertising. We plan to continue to expand our range of call-based advertising product capabilities and channel specific solutions by growing our call analytics offerings including number provisioning, call tracking, call mining, keyword-level tracking, display ad impression measurement and other products as part of our owned, end-to-end, call-based advertising solutions. We launched several new products or features in 2017. Our more recent products and features include: (1) Marchex Speech Analytics, which can help companies understand what is happening on inbound calls from consumers and can deliver actionable operational and advertising insights from those consumer interactions; (2) Display and Video Analytics, which can measure the impact of display and video advertising campaigns on inbound phone calls to call centers and stores; (3) Marchex Omnichannel Analytics Cloud, which can connect call data to media channels, including search, display and video, social and sites, to phone calls made to a business; (4) Marchex Social Analytics, which can help measure the influence that social advertising from sources like Facebook or Instagram has on inbound phone calls so that marketers can better attribute their return on advertising spend for inbound phone calls; and (5) Marchex Audience Targeting, which leverages call data and can automatically build audience segments for display and social media platforms. Additional information regarding our product offerings launched in 2017 is included in the Overview section on pages 14 through 15. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and six months ended June 30, 2017 and 2018.

Revenue

We generate the majority of our revenues from advertisers for our performance based advertising services, which include the use of our call analytics technology and pay-for-call advertising products and services. Our revenue also consists of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers.  Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time as the services are performed.

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

We determined that it is not more likely than not that our deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2017 and June 30, 2018. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Uncertain tax positions as of June 30, 2018 amounted to $1.1 million.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2018	2017	2018
Revenue	100%	100%	100%	100%
Expenses:
Service costs	56%	57%	55%	56%
Sales and marketing	18%	17%	16%	16%
Product development	20%	18%	20%	19%
General and administrative	16%	13%	15%	13%
Total operating expenses	110%	105%	106%	104%
Loss from operations	(10%)	(5%)	(6%)	(4%)
Other income, net	0%	1%	0%	1%
Loss before provision for income taxes	(10%)	(4%)	(6%)	(3%)
Income tax expense	0%	0%	0%	0%
Net loss applicable to common stockholders	(10%)	(4%)	(6%)	(3%)

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2018 and the six months ended June 30, 2017 to the six months ended June 30, 2018.

Revenue

Revenue decreased 8% from $22.0 million for the three months ended June 30, 2017 to $20.2 million in the same period in 2018. Revenue decreased 9% from $46.4 million for the six months ended June 30, 2017 to $42.1 million in the same period in 2018. These decreases were due primarily to fewer accounts and pay-for-call service and platform revenues from reseller partners like DexYP, and larger advertiser budget reductions for our pay-for-call services.

We expect our revenues to be lower in the near term compared to the most recent quarters with fewer small business accounts on our local leads platform and reduced demand for calls from our call advertising customers.

Under one of our primary contracts with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP, through which we charge an agreed-upon price for qualified calls or leads from our network. These agreements expire December 31, 2018. The local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings, which is the parent company of YP. We have separate partner reseller arrangements with Dex for pay-for-call and call analytics services. Dex may spend more dollars on our pay-for-call and call analytics services in the near term compared to previous periods as they pilot some of our service offerings. It is undetermined whether these service offerings Dex is piloting with us will continue prospectively at or near current levels or at all. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 22% of our total revenues for the three and six months ended June 30, 2017 and was responsible for 22% and 20% of our total revenues for the three and six months ended June 30, 2018, respectively. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for less than 10% of total revenues and 14% of total revenues for the three months ended June 30, 2017 and 2018, respectively, and 10% and 17% of total revenues for the six months ended June 30, 2017 and 2018, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 16% and 19% of total revenues for the three months ended June 30, 2017 and 2018, respectively, and 17% and 23% for the six months ended June 30, 2017 and 2018, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns which are generally for a set period of time and/or budget level. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to previous quarters, which will result in lower total revenues and contribution.

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

Expenses

Expenses were as follows (in thousands):

	Six months ended June 30,				Three months ended June 30,
	2017	% of revenue	2018	% of revenue	2017	% of revenue	2018	% of revenue
Service costs	$25,773	56%	$24,207	57%	$12,175	55%	$11,384	56%
Sales and marketing	8,463	18%	6,945	17%	3,471	16%	3,335	16%
Product development	9,553	20%	7,521	18%	4,283	20%	3,873	19%
General and administrative	7,424	16%	5,513	13%	3,394	15%	2,543	13%
	$51,213	110%	$44,186	105%	$23,323	106%	$21,135	104%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2018	2017	2018
Service costs	$255	$230	$130	$102
Sales and marketing	469	286	63	72
Product development	298	182	207	91
General and administrative	1,316	935	581	417
Total stock-based compensation	$2,338	$1,633	$981	$682

See Note 4. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 6% from $12.2 million for the three months ended June 30, 2017 to $11.4 million in the same period in 2018. As a percentage of revenues, service costs were relatively flat at 55% and 56% for the three months ended June 30, 2017 and 2018, respectively. The decrease in dollars was primarily due to an aggregate decrease in communication and network costs, outside service provider costs, and facility related costs totaling $704,000. The increase as a percentage of revenue in 2018 was in part the result of our local leads platform comprising a lower percentage of revenue compared to the 2017 period. Our local leads platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

Service costs decreased 6% from $25.8 million for the six months ended June 30, 2017 to $24.2 million in the same period in 2018. As a percentage of revenues, service costs were relatively flat at 56% and 57% for the six months ended June 30, 2017 and 2018, respectively. The decrease in dollars was primarily due to an aggregate decrease in communication and network costs, personnel and outside service provider costs, and facility related costs totaling $1.5 million.  The increase as a percentage of revenue in 2018 was in part the result of our local leads platform comprising a lower percentage of revenue compared to the 2017 period.

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

Sales and Marketing. Sales and marketing expenses decreased 4% from $3.5 million for the three months ended June 30, 2017 to $3.3 million in the same period in 2018. The decrease was primarily due to an aggregate decrease in outside service provider costs and facility related costs totaling $134,000. As a percentage of revenue, sales and marketing expenses were 16%  for both the three months ended June 30, 2017 and 2018.

Sales and marketing expenses decreased 18% from $8.5 million for the six months ended June 30, 2017 to $6.9 million in the same period in 2018. The net decrease in dollars was primarily attributable to an aggregate decrease in personnel costs, which included $307,000 of employee separation related costs in the 2017 period, stock-based compensation, outside service provider costs, and facility related costs totaling $1.4 million. As a percentage of revenue, sales and marketing expenses were relatively flat at 18% and 17% for the six months ended June 30, 2017 and 2018, respectively.

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

Product Development. Product development expenses decreased 10% from $4.3 million for the three months ended June 30, 2017 to $3.9 million in the same period in 2018. As a percentage of revenue, product development expenses were relatively flat at 20% and 19% for the three months ended June 30, 2017 and 2018, respectively. The net decrease in dollars was primarily due to an aggregate decrease in stock-based compensation and facility related costs totaling $354,000.

Product development expenses decreased 21% from $9.6 million for the six months ended June 30, 2017 to $7.5 million in the same period in 2018. As a percentage of revenue, product development expenses were 20% and 18% for the six months ended June 30, 2017 and 2018, respectively. The net decrease in dollars and percentage of revenue was primarily due to an aggregate decrease in personnel and outside service provider costs, which included $358,000 of employee separation related costs in the 2017 period, stock-based compensation, and facility related costs totaling $2.0 million.

We expect product development expenditures to be relatively stable in the near and intermediate term in absolute dollars relative to our most recent quarterly periods. In the longer term, to the extent our revenues increase, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses decreased 25% from $3.4 million for the three months ended June 30, 2017 to $2.5 million in the same period in 2018. As a percentage of revenue, general and administrative expenses were 15% and 13% for the three months ended June 30, 2017 and 2018, respectively. The net decrease in dollars and percentage of revenue was primarily due to an aggregate decrease in personnel and outside service provider costs, stock-based compensation, professional fees, and bad debt expense totaling $725,000.

General and administrative expenses decreased 26% from $7.4 million for the six months ended June 30, 2017 to $5.5 million in the same period in 2018. As a percentage of revenue, general and administrative expenses were 16% and 13% for the six months ended June 30, 2017 and 2018, respectively. The net decrease in dollars and percentage of revenue were primarily due to a decrease in personnel and outside service provider costs, stock-based compensation, professional fees, and bad debt expense totaling $1.7 million.

We expect our general and administrative expenses to be stable to modestly higher in the near and intermediate terms relative to our most recent quarterly periods. We expect that our general and administrative expenses will be stable to modestly higher in the longer term to the extent that we expand our operations, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Income Taxes. Income tax expense for the three months ended June 30, 2017 and 2018 was $13,000 and $10,000, respectively, and for the six months ended June 30, 2017 and 2018 was $25,000 and $21,000, respectively. Income tax expense consisted of state income taxes for all periods. The effective tax rate differed from the expected tax rate of 34% and 21% for 2017 and 2018, respectively, due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

Net Loss. Net loss was ($1.3) million and ($4.8) million in the three and six months ended June 30, 2017, respectively, and was ($658,000) and ($1.6) million in the same periods in 2018, respectively. The reduction in loss was primarily attributable to the effect of fewer personnel and lower overall operating costs in 2018, which were partially offset by lower revenues.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $76.8 million and we had current and long term contractual obligations of $14.2 million, of which $10.7 million is for rent under our facility leases.

Cash provided by operating activities for the six months ended June 30, 2018 of approximately $1.7 million consisted primarily of a net loss of $1.6 million, adjusted for non-cash items of $2.8 million, which primarily includes depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, and approximately $496,000 provided by working capital and other activities.

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

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners is calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the three and six months ended June 30, 2017 and 2018. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance. We have no corresponding payments to distribution partners related to our local leads platform.

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

For the six months ended and as of June 30, 2018, amounts from these partners and agencies totaled 49% of total revenue and $9.0 million in net accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 23% of total revenues and 37% of accounts receivable for the six months ended and as of June 30, 2018, respectively. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to previous quarters, which will result in lower total revenues and contribution. Net accounts receivable balances outstanding as of June 30, 2018 from DexYP totaled $2.5 million.

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

Cash used in investing activities for the six months ended June 30, 2018 of approximately $1.6 million was primarily attributable to purchases for property and equipment of $1.0 million and a $575,000 certificate of deposit. Cash used in investing activities for the six months ended June 30, 2017 of approximately $912,000 was primarily attributable to purchases for property and equipment.

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

Cash used in financing activities for the six months ended June 30, 2018 of approximately $27.5 million was primarily attributable to a common stock cash dividend payment in the amount of $21.9 million and the repurchase of 2.3 million shares of Class B common stock in the amount of $5.7 million, offset by proceeds from employee stock option exercises and the employee stock purchase plan of $71,000. Cash provided by financing activities for the six months ended June 30, 2017 of approximately $15,000 was primarily attributable to proceeds from the employee stock purchase plan.

The following table summarizes our contractual obligations as of June 30, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Contractual Obligations:
Operating leases	$10,701	$1,455	$3,041	$3,226	$2,979
Other contractual obligations	3,472	2,983	485	4	—
Total contractual obligations (1)	$14,173	$4,438	$3,526	$3,230	$2,979

(1)	Our tax contingencies of $1.1 million are not included due to their uncertainty.

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

During the three months ended June 30, 2018, we provided a bank letter of credit to the lessor of our office space in Seattle, Washington in the amount of $575,000, which we fully collateralized with a certificate of deposit to the issuing bank. The letter of credit will be reduced by $100,000 annually starting in April 2019.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the six months ended June 30, 2017 and 2018. In May 2018, the Company repurchased approximately 2.3 million shares of its Class B common stock for approximately $5.7 million from a former member of the Company’s board of directors. The Company’s board of directors approved the repurchase transaction and the Company retired these shares during the three months ended June 30, 2018.

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

Based on our operating plans we believe that our resources will be sufficient to fund our operations for at least twelve months as well as potential strategic initiatives, which could include acquisitions. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. There can be no assurance that, if we needed additional funds, financing arrangements would be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Revenue

We generate the majority of our revenues from advertisers for our performance based advertising services, which include the use of our call analytics technology and pay-for-call advertising products and services. Our revenue also consists of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers. Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time as the services are performed. We adopted ASC Topic 606, Revenue from Contracts with Customers, (ASC 606) on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of initial application, referred to as open contracts. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605.

We generate revenue from our call analytics technology platform when advertisers pay us a fee for each call or call related data element they receive from calls including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate. For our call marketplace services, advertisers or advertising service providers are charged on a pay-for-call or cost-per-action basis. For pay-for-call advertising, we generate revenue upon delivery of qualified and reported phone calls or other action to our advertisers or advertising service providers’ listing, which occurs when a mobile, online or offline user makes a phone call, clicks, or completes a specified action on any of their advertisements after it has been placed by us or by our distribution partners. Each qualified phone call or specified action on an advertisement listing represents a completed transaction. For cost-per-action services, we generate revenue when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third-party website in our distribution network to an advertiser website and completes the specified action.

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

We have entered into agreements with various third-party distribution partners in order to expand our distribution network, which includes third-party mobile and online search engines and applications, mobile carriers, directories, destination sites, shopping engines, internet domains or web sites, other targeted web-based content, and offline sources. These partners provide distribution for pay-for-call advertisement listings, which contain all tracking numbers and/or URL strings. We generally pay distribution partners based on a percentage of revenue or a fixed amount per phone call or other action on these listings. We act as the principal, and we are responsible for providing customer and administrative services to the advertiser. The revenue derived from advertisers who receive paid introductions through us as supplied by distribution partners is reported gross based upon the amounts received from the advertiser. We also recognize revenue for certain agency or reseller contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchase listings on behalf of advertisers from our distribution network. We are paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, our advertisers are primarily responsible for choosing the publisher and determining pricing, and we, in certain instances, are only financially liable to the publisher for the amount collected from our advertisers. This creates a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engage the advertisers directly and we are paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements, resellers pay us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognize revenue for these fees under the gross revenue recognition method.

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

Although the fair value of stock-based awards is determined in accordance with FASB ASC 718, Compensation – Stock Compensation, the assumptions used in calculating fair value of stock-based awards and the use of the Black-Scholes option pricing model is highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 4 Stock-based Compensation Plans in the Condensed Notes to Consolidated Financial Statements for additional information.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of June 30, 2018 were $1.1 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to foreign currency and interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, money market funds. We also have an investment in a certificate of deposit. We place our investments with high-quality financial institutions. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any material foreign currency or other derivative financial instruments. The effect of changes in foreign currency exchange rates on our operating results was not material.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2017 Annual Report on Form 10-K as amended. They have been updated to include information as of August 6, 2018.

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

We had an accumulated deficit of $255.1 million as of June 30, 2018. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the for the six months ended June 30, 2018. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations. Companies distributing advertising through mobile or online internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for June 2018, Oath and Microsoft accounted for 11.4% and 24.1%, respectively, of the core search market in the United States and Google accounted for 63.5%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Oath are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

Under one of our primary contracts with YP, we generate revenues from our local leads platform. We also have separate pay-for-call services arrangement with YP. These agreements expire December 31, 2018. The local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings, LLC (“YP Holdings”), which is the parent company of YP. We have separate reseller partner arrangements with Dex for pay-for-call and call analytics services. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 20% of our total revenues for the six months ended June 30, 2018. It is possible that this acquisition may result in changes to our relationship and arrangements with DexYP including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from DexYP. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 17% and less than 10% of total revenues, respectively, for the six months ended June 30, 2018.

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

These claims and risks may vary depending on the nature of the aggregated client base. Among other claims, we may be subject to disputes based on third-party tracking information or analysis. We may also be subject to differing credit profiles and risks based on the agency relationship associated with these advertisers. For such advertisers, payment may be made on an invoice basis. In some limited circumstances, we may also have accepted individual advertiser payment liability in place of liability of the advertising agency or media advisor.

We received approximately 52% and 51% of our revenue from our five largest customers for the year ended December 31, 2017 and the six months ended June 30, 2018, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 52% and 51% of our total revenues for the year ended December 31, 2017 and the six months ended June 30, 2018, respectively. DexYP was responsible for 20% of our total revenues for the six months ended June 30, 2018.

We have arrangements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 23% of total revenues for the six months ended June 30, 2018. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to previous quarters, which will result in lower total revenues and contribution.

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

If the market for mobile marketing and advertising develops more slowly than we expect, our business could suffer. Our future success is highly dependent on the commitment of advertisers and marketers to mobile communications as an advertising and marketing medium, the willingness of our potential advertisers to outsource their mobile advertising and marketing needs, and our ability to sell our mobile advertising services to reseller partners and agencies. The mobile advertising and marketing market is rapidly evolving. Businesses, including current and potential advertisers, may find mobile advertising or marketing to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services. As a result, the future demand and market acceptance for mobile marketing and advertising is uncertain. Many of our current or potential advertisers may have little or no experience using mobile communications for advertising or marketing purposes and have allocated only a limited portion of their advertising or marketing budgets to mobile communications advertising or marketing, and there is no certainty that they will allocate more funds in the future, if any. Funds to these types of campaigns may fluctuate greatly as different agencies and advertisers test and refine their overall marketing strategies to include mobile advertising and analytics tools. The adoption rate and budget commitments may vary from period to period as agencies and advertisers determine the appropriate mix of media and lead sources in short and long term campaigns.

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

Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our current focus of providing call analytics and advertising products and services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek divestitures of existing businesses or assets. There can be no assurance that we will be successful with our efforts to evolve our business strategy and we could suffer significant losses as a result, which could have a material adverse effect on our business, financial condition and results of operations.

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

If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater disruption to our remaining business than expected, and the impact of the divestiture on our revenue may be larger than projected.

Our international operations and any expansion subjects us to additional risks and uncertainties and we may not be successful with our international operations.

We have limited operations, through our international subsidiaries, in other countries. We have international subsidiaries in Canada, Ireland, and the United Kingdom. Any international expansion presents unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. We may also have to offer our products and services in a modified format which may not be as compelling to certain customers, and we are subject to increased foreign currency exchange rate risks and our international operations and any expansion will require additional management attention and resources. We cannot assure you that we will be successful in our international operations. There are risks inherent in conducting business in international markets, including:

•	the need to localize our products and services to foreign customers’ preferences and customs, including the possibility of storing data locally if customers require;
•	difficulties in managing operations due to language barriers, distance, staffing and cultural differences;
•

application of foreign laws and regulations to us, in particular data and privacy regulations in Europe and other international jurisdictions, including the EU General Data Protection Regulation which went into full force and effect in May 2018 and which supersedes the current EU data protection regulation, which continue to change and impose significantly more liability and product limitations on service providers in our industry;

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

The Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

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
•

U.S. Patent Number 9,484,026 entitled “System and Method for Analyzing and Classifying Calls Without Transcription via Keyword Spotting” was issued November 1, 2016, and its continuation Patent Application Number 15/339,619 was filed October 31, 2016.

•

U.S. Patent Number 9,232,052 entitled “Analyzing Voice Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was issued January 5, 2016, and its continuation Patent Number 9,596,356 entitled “Analyzing Voice Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was issued March 14, 2017.

•

U.S. Patent Application Number 14/550,089 entitled “Identifying Call Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was filed November 21, 2014.

•	U.S. Patent Application Number 14/714,141 entitled “Call Analytics for Mobile Advertising” was filed May 15, 2015.
•

U.S. Patent Number 9,485,354 entitled “Identifying Call Features and Associations to Detect Call Traffic Pumping and Take Corrective Action” was issued November 1, 2016, and its continuation Patent Application Number 15/339,682 was filed October 31, 2016.

•	U.S. Patent Application Number 15/840,155 entitled “Source Agnostic Correlation of Consumer Telephone Numbers and User Identifiers” was filed December 13, 2017.
•

U.S. Patent Application Number 15/965,690 entitled “Automatic Speech Recognition (ASR) Model Training” was filed April 27, 2018 claiming priority to U.S. Provisional Patent Application Number 62/491,223 entitled “System and Method for Training an Automatic Speech Recognition (ASR) Model” filed April 27, 2017.

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

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, several states have passed laws that require businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Further, it is anticipated that additional federal and state privacy-related legislation will be enacted. Such legislation could negatively affect our business. In addition, foreign countries may enact laws that could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy, eCommerce, Data Protection Directives (and similar legislation in other countries where we may have operations), and the recently enacted EU General Data Protection Regulation, which went into full effect in May 2018 and which supersedes the current EU data protection regulation, which is directly applicable to all member states and which is expected to result in substantial changes to our compliance obligations and a significant increase in potential administrative fines for non-compliance. Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

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

The federal government has placed a ban for now on state and local governments’ imposition of new taxes on internet access or electronic commerce transactions through the Internet Tax Freedom Act. The proposed Marketplace Fairness Act, if enacted into law, would allow states to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. Additionally, a June 2018 U.S. Supreme Court decision held that states can require remote sellers to collect state and local sales taxes. An increase in taxes may make electronic commerce transactions less attractive for advertisers and businesses, which could result in a decrease in the level of usage of our services. Furthermore, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of us and our filings. In evaluating the exposure associated with various tax filing positions, we may on occasion accrue charges for probable exposures. We cannot predict the outcome of any of these reviews.

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

As of June 30, 2018, Russell C. Horowitz and Ethan A. Caldwell, two of our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 77% of the combined voting power of all outstanding shares of our capital stock. These founders together controlled 78% of the combined voting power of all outstanding shares of our capital stock as of June 30, 2018. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third-party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, share repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
Class B Common Shares:
May 1, 2018 – May 31, 2018 (2)	2,334,411	$2.43	—	1,319,128
Total Class B Common Shares	2,334,411	$2.43	—	1,319,128

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

(2)	Shares of Class B common stock purchased from a former member of the Company’s board of directors.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1

Stock Repurchase Agreement, dated May 31, 2018, between Marchex, Inc. and Nicolas Hanauer (filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2018 and incorporated herein by reference).

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

MARCHEX, INC.

Date: August 6, 2018	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Chief Financial Officer and member of the Office of the CEO (Principal Financial and Accounting Officer)