Form 10-Q
period 2018-09-30
MARCHEX INC
filed 2018-11-09
CIK 1224133

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 6, 2018
Class A common stock, par value $.01 per share	5,056,136
Class B common stock, par value $.01 per share	36,926,629

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	September 30,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$104,190	$78,605
Accounts receivable, net	14,860	13,646
Prepaid expenses and other current assets	2,041	2,322
Total current assets	121,091	94,573
Property and equipment, net	2,405	2,797
Other assets, net	326	919
Total assets	$123,822	$98,289
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,928	$5,258
Accrued expenses and other current liabilities	5,585	5,804
Deferred revenue and deposits	313	1,165
Dividends payable	21,907	—
Total current liabilities	32,733	12,227
Other non-current liabilities	1,090	1,155
Total liabilities	33,823	13,382
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 8,032 and 5,056 shares issued and outstanding, respectively, at December 31, 2017 and September 30, 2018	53	53
Class B: 125,000 shares authorized; 38,736 shares issued and outstanding at December 31, 2017, including 710 shares of restricted stock; and 36,798 shares issued and outstanding at September 30, 2018, including 586 shares of restricted stock	387	368
Additional paid-in capital	343,268	340,047
Accumulated deficit	(253,709)	(255,561)
Total stockholders’ equity	89,999	84,907
Total liabilities and stockholders’ equity	$123,822	$98,289

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2018	2017	2018
Revenue	$68,444	$62,120	$22,053	$20,006
Expenses:
Service costs	37,690	35,084	11,917	10,877
Sales and marketing	12,075	10,275	3,612	3,330
Product development	13,809	11,382	4,256	3,861
General and administrative	10,568	8,083	3,144	2,570
Acquisition related costs	—	110	—	110
Total operating expenses	74,142	64,934	22,929	20,748
Loss from operations	(5,698)	(2,814)	(876)	(742)
Interest income and other, net	134	805	77	296
Loss before provision for income taxes	(5,564)	(2,009)	(799)	(446)
Income tax expense	37	32	12	11
Net loss applicable to common stockholders	$(5,601)	$(2,041)	$(811)	$(457)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.13)	$(0.05)	$(0.02)	$(0.01)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	5,056	5,056	5,056	5,056
Class B	37,565	37,243	37,820	36,127
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	5,056	5,056	5,056	5,056
Class B	42,621	42,299	42,876	41,183

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2018
Operating Activities:
Net loss	$(5,601)	$(2,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	2,266	1,360
Allowance for doubtful accounts and advertiser credits	673	335
Stock-based compensation	3,500	2,335
Change in certain assets and liabilities:
Accounts receivable, net	3,356	879
Prepaid expenses, other current assets and other assets	63	(268)
Accounts payable	(1,525)	401
Accrued expenses and other current liabilities	(1,003)	207
Deferred revenue and deposits	(14)	853
Other non-current liabilities	(23)	1
Net cash provided by operating activities	1,692	4,062
Investing Activities:
Purchases of property and equipment	(1,274)	(1,580)
Purchases of intangible assets and other assets	(15)	(576)
Net cash used in investing activities	(1,289)	(2,156)
Financing Activities:
Repurchases of Class B common stock	—	(5,673)
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	24	93
Common stock cash dividends paid	—	(21,911)
Net cash provided by (used in) financing activities	24	(27,491)
Net increase (decrease) in cash and cash equivalents	427	(25,585)
Cash and cash equivalents at beginning of period	103,950	104,190
Cash and cash equivalents at end of period	$104,377	$78,605

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other period. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and filed with the SEC.

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

The primary impact upon adoption of the standard relates to the deferral (i.e. capitalization) of incremental contract acquisition costs which are recorded as other non-current assets in the balance sheet and the recognition (i.e. amortization) of them in sales and marketing expenses in the statements of operations over the term of the initial contract and anticipated renewal contracts to which the costs relate. The Company recognized a $189,000 decrease to accumulated deficit as of January 1, 2018 for the cumulative impact of adoption of the amended guidance associated with the incremental contract acquisition costs on open contracts that were capitalized. The impact of the adoption of ASC 606 on net loss applicable to common stockholders for the three and nine months ended September 30, 2018 and on the unaudited consolidated balance sheet at September 30, 2018 was not significant.

Recent Accounting Pronouncement(s) Not Yet Effective

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), an ASU which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to be capitalized. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect adoption of ASU 2018-15 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), an ASU which modifies the disclosure requirements on fair value measurements in ASC 820. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842) (ASU 2016-02), an ASU requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued Accounting Standards Update No. 2018-11, Leases (Topic 842) – Targeted Improvements (ASU 2018-11), which provides entities with an additional (and optional) transition method to adopt the new leases standard. Entities may adopt the new leases standard either using the modified retrospective approach or using the optional method to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements. The Company currently plans to adopt the new standard on January 1, 2019. The Company anticipates that adoption will affect its statement of financial position and will require changes to some of its processes. Most significant to the Company, the new guidance requires lessees to recognize operating building leases with a term of more than 12 months as lease assets and lease liabilities. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 will have on its consolidated financial statements.

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

For the three and nine months ended September 30, 2018, revenues disaggregated by service type were $18.4 million and $56.9 million for performance based advertising services, respectively, and $1.6 million and $5.2 million for local leads services, respectively.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet as of September 30, 2018, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. During the three and nine months ended September 30, 2018, revenue recognized that was included in the contract liabilities balance at the beginning of the period was insignificant.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of September 30, 2018, the Company had $342,000 of net deferred contract costs and the amortization associated with these costs was $90,000 and $233,000 for the three and nine months ended September 30, 2018, respectively.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2018	2017	2018
Service costs	$385	$338	$130	$108
Sales and marketing	768	411	299	125
Product development	497	276	199	94
General and administrative	1,850	1,310	534	375
Total stock-based compensation	$3,500	$2,335	$1,162	$702

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. For the nine months ended September 30, 2018, the Company used an expected dividend yield for grants prior to the record date of the Company’s common stock cash dividend payment in March 2018.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2018	2017	2018
Expected life (in years)	4.0-6.25	4.0-6.25	4.0-6.25	4.0-6.25
Risk-free interest rate	1.68-1.96%	2.54%-2.93%	1.71-1.96%	2.86%-2.93%
Expected volatility	55-56%	42%-53%	55%	42%-49%
Expected dividend yield	0%	0%-3.57%	0%	0%

Stock option activity during the nine months ended September 30, 2018 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2017	5,713	$5.33	5.93
Options granted	677	2.83
Options forfeited	(274)	3.24
Options expired	(659)	6.05
Options exercised	(25)	2.66
Balance at September 30, 2018	5,432	$5.05	5.72

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the nine months ended September 30, 2018 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2017	1,871	$3.25
Granted	120	2.93
Vested	(484)	4.47
Forfeited	(387)	3.31
Unvested balance at September 30, 2018	1,120	$3.56

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2017		2018
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(665)	$(4,936)	$(244)	$(1,797)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,565	5,056	37,243
Basic net loss per share applicable to common stockholders	$(0.13)	$(0.13)	$(0.05)	$(0.05)

	Three months ended September 30,
	2017		2018
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(96)	$(715)	$(56)	$(401)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,820	5,056	36,127
Basic net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.01)	$(0.01)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2017		2018
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(665)	$(4,936)	$(244)	$(1,797)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(665)	—	(244)
Diluted net loss applicable to common stockholders	$(665)	$(5,601)	$(244)	$(2,041)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,565	5,056	37,243
Conversion of Class A to Class B common shares outstanding	—	5,056	—	5,056
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	42,621	5,056	42,299
Diluted net loss per share applicable to common stockholders	$(0.13)	$(0.13)	$(0.05)	$(0.05)

	Three months ended September 30,
	2017		2018
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(96)	$(715)	$(56)	$(401)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(96)	—	(56)
Diluted net loss applicable to common stockholders	$(96)	$(811)	$(56)	$(457)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,820	5,056	36,127
Conversion of Class A to Class B common shares outstanding	—	5,056	—	5,056
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	42,876	5,056	41,183
Diluted net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.01)	$(0.01)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three and nine months ended September 30, 2017 and 2018, outstanding options to acquire 6,277 and 5,432 shares, respectively of Class B common stock.
•	For the three and nine months ended September 30, 2017 and 2018, 748 and 585 shares of unvested Class B restricted common shares, respectively.
•	For the three and nine months ended September 30, 2017 and 2018, 1,381 and 535 restricted stock units, respectively.

(6) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during the nine months ended September 30, 2017 and 2018, the Company held cash equivalents in deposit sweep accounts with these same financial institutions. These Level 2 assets were fully liquidated prior to September 30, 2017 and 2018.

The advertisers representing more than 10% of revenue are as follows (in percentages):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2018	2017	2018
Advertiser A	22%	22%	21%	25%
Advertiser B	16%	21%	15%	16%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2017	At September 30, 2018
Advertiser A	17%	13%
Advertiser B	31%	29%
Advertiser C	10%	*

*       Less than 10% of accounts receivable.

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 12% and 15% of revenue for the three and nine months ended September 30, 2018, respectively, and less than 10% of revenue for the three and nine months ended September 30, 2017. This same advertising agency represented 21% and 22% of accounts receivable as of December 31, 2017 and September 30, 2018, respectively. One other advertising agency represented 11% and less than 10% of accounts receivable as of December 31, 2017 and September 30, 2018, respectively.

A significant amount of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of revenue for the three and nine months ended September 30, 2017 and 2018.

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

Revenues by geographic region are as follows (in percentages):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2018	2017	2018
United States	96%	99%	96%	99%
Canada	4%	1%	4%	1%
Other countries	*	*	*	*
	100%	100%	100%	100%

*	Less than 1% of revenue.

(8) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2017	At September 30, 2018
Computer and other related equipment	$19,157	$20,126
Purchased and internally developed software	6,687	6,690
Furniture and fixtures	1,071	1,000
Leasehold improvements	1,168	1,230
	$28,083	$29,046
Less: Accumulated depreciation and amortization	(25,678)	(26,249)
Property and equipment, net	$2,405	$2,797

Depreciation and amortization expense related to property and equipment was approximately $786,000 and $336,000 for the three months ended September 30, 2017 and 2018, respectively.  Depreciation and amortization expense related to property and equipment was approximately $2.3 million and $1.1 million for the nine months ended September 30, 2017 and 2018, respectively.

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

	Facilities operating leases	Other contractual obligations	Total
2018	$361	$861	$1,222
2019	1,476	2,006	3,482
2020	1,520	117	1,637
2021	1,566	4	1,570
2022 and after	5,417	4	5,421
Total minimum payments	$10,340	$2,992	$13,332

In June 2017, the Company entered into an amendment to the lease agreement originally dated in June 2009 and as amended to date, with respect to office space in Seattle, Washington. The amendment extends the lease term for a period of 84 months expiring on March 31, 2025 and reduces the leased office space starting on September 1, 2017. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, the lessor will pay towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company may use up to approximately $180,000 of any unused landlord contribution as a credit against any payment obligation under the lease. In 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which will be reduced by $100,000 annually starting in April 2019. The letter of credit is collateralized by a $575,000 certificate of deposit which is restricted in use and is included in other assets in the Company’s condensed consolidated balance sheet as of September 30, 2018.

Rent expense incurred by the Company was approximately $651,000 and $369,000 for the three months ended September 30, 2017 and 2018, respectively, and was approximately $1.6 million and $1.1 million for the nine months ended September 30, 2017 and 2018, respectively.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2017 and September 30, 2018. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(10) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.  The Company did not repurchase any Class B common stock under the 2014 Repurchase Program for the nine months ended September 30, 2018.

In May 2018, the Company repurchased approximately 2.3 million shares of its Class B common stock for approximately $5.7 million from a former member of the Company’s board of directors. The Company’s board of directors approved the repurchase transaction and the Company retired these shares in the second quarter of 2018.

In December 2017, the Company declared a special cash dividend in the amount of $0.50 per share on the Company’s Class A and B common stock and recorded a Dividends Payable of $21.9 million in its consolidated balance sheet at December 31, 2017. The Company paid the total dividend of $21.9 million in the first quarter of 2018.

(11) Subsequent Event

On November 5, 2018, the Company entered into a share purchase agreement with Telmetrics, Inc. (“Telmetrics”), a call and text tracking and analytics company based in Mississauga, Ontario, pursuant to which the Company acquired all of the issued and outstanding shares of Telmetrics. The consideration to Telmetrics’ shareholders consisted of:

•	approximately $10.1 million in cash at closing; and
•

future contingent consideration of up to $3.0 million in cash payable on the 12th and 24th month anniversaries of the closing, subject to achieving certain revenue and income growth targets over the corresponding two 12 month periods following the closing.

In connection with the closing, the Company issued approximately $500,000 of restricted stock units and options to certain employees of Telmetrics subject to vesting over three and four years, respectively.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. The lead services we offer to small business advertisers through our local leads platform include pay-for-call, search marketing and ad creation and include advanced features such as call tracking, geo-targeting, campaign management, reporting and analytics. The local leads platform is scalable and has the capacity to support hundreds of thousands of advertiser accounts. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Through one of our primary contracts with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. This local leads platform arrangement, which expires December 31, 2019, provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four months of notice. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We also have separate pay-for-call services and distribution partner agreements with YP and separate reseller partner arrangements with Dex for pay-for-call and call analytic services. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 21% and 22% of our total revenues for the three and nine months ended September 30, 2017, respectively, and was 25% and 22% of our total revenues for the three and nine months ended September 30, 2018, respectively.

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

In November 2018, we acquired Telmetrics Inc. (“Telmetrics”), an enterprise call and text tracking and analytics company, for consideration of $10.1 million in cash at closing and up to $3.0 million in cash based upon the achievement of certain financial growth targets over the corresponding two 12 month periods following the closing. With the acquisition of Telmetrics, we plan to leverage our combined resources to expand and enhance the innovation of our products and services and help our advertisers achieve their return on investment goals.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2017 and 2018.

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

We determined that it is not more likely than not that our deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2017 and September 30, 2018. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Uncertain tax positions as of September 30, 2018 amounted to $1.1 million.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2018	2017	2018
Revenue	100%	100%	100%	100%
Expenses:
Service costs	55%	56%	54%	54%
Sales and marketing	18%	17%	17%	17%
Product development	20%	18%	19%	19%
General and administrative	15%	13%	14%	13%
Acquisition related costs	0%	0%	0%	0%
Total operating expenses	108%	104%	104%	103%
Loss from operations	(8%)	(4%)	(4%)	(3%)
Other income, net	0%	1%	0%	1%
Loss before provision for income taxes	(8%)	(3%)	(4%)	(2%)
Income tax expense	0%	0%	0%	0%
Net loss applicable to common stockholders	(8%)	(3%)	(4%)	(2%)

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2018 and the nine months ended September 30, 2017 to the nine months ended September 30, 2018.

Revenue

Revenue decreased 9% from $22.1 million for the three months ended September 30, 2017 to $20.0 million in the same period in 2018. Revenue decreased 9% from $68.4 million for the nine months ended September 30, 2017 to $62.1 million in the same period in 2018. These decreases were due primarily to fewer accounts and pay-for-call service and platform revenues from reseller partners like DexYP, and larger advertiser budget reductions for our pay-for-call services.

We expect our revenues to be modestly higher in the near term compared to the most recent quarters due to our recent acquisition of Telmetrics in November 2018, offset in part by lower revenues due to fewer small business accounts on our local leads platform.

Under one of our primary contracts with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP, through which we charge an agreed-upon price for qualified calls or leads from our network. These agreements expire December 31, 2019. The local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings, which is the parent company of YP. We have separate partner reseller arrangements with Dex for pay-for-call and call analytics services. Dex may spend more dollars on our pay-for-call and call analytics services in the near term compared to previous periods if they expand their use of these service offerings. It is undetermined whether Dex’s use of these service offerings will continue prospectively at or near current levels or at all. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 21% and 22% of our total revenues for the three and nine months ended September 30, 2017, respectively, and was responsible for 25% and 22% of our total revenues for the three and nine months ended September 30, 2018, respectively. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for less than 10% of total revenues and 12% of total revenues for the three months ended September 30, 2017 and 2018, respectively, and less than 10% and 15% of total revenues for the nine months ended September 30, 2017 and 2018, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 15% and 16% of total revenues for the three months ended September 30, 2017 and 2018, respectively, and 16% and 21% for the nine months ended September 30, 2017 and 2018, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns which are generally for a set period of time and/or budget level. We expect in the near to intermediate term campaign spend levels related to State Farm to be modestly lower or similar compared to previous quarters.

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

Expenses

Expenses were as follows (in thousands):

	Nine months ended September 30,				Three months ended September 30,
	2017	% of revenue	2018	% of revenue	2017	% of revenue	2018	% of revenue
Service costs	$37,690	55%	$35,084	56%	$11,917	54%	$10,877	54%
Sales and marketing	12,075	18%	10,275	17%	3,612	17%	3,330	17%
Product development	13,809	20%	11,382	18%	4,256	19%	3,861	19%
General and administrative	10,568	15%	8,083	13%	3,144	14%	2,570	13%
Acquisition related costs	—	0%	110	0%	—	0%	110	0%
	$74,142	108%	$64,934	104%	$22,929	104%	$20,748	103%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2018	2017	2018
Service costs	$385	$338	$130	$108
Sales and marketing	768	411	299	125
Product development	497	276	199	94
General and administrative	1,850	1,310	534	375
Total stock-based compensation	$3,500	$2,335	$1,162	$702

See Note 4. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 9% from $11.9 million for the three months ended September 30, 2017 to $10.9 million in the same period in 2018. As a percentage of revenues, service costs were 54% for both the three months ended September 30, 2017 and 2018. The decrease in dollars was primarily due to an aggregate decrease in distribution partner payments, communication and network costs, and facility related costs totaling $1.1 million.

Service costs decreased 7% from $37.7 million for the nine months ended September 30, 2017 to $35.1 million in the same period in 2018. As a percentage of revenues, service costs were relatively flat at 55% and 56% for the nine months ended September 30, 2017 and 2018, respectively. The decrease in dollars was primarily due to an aggregate decrease in distribution partner payments, communication and network costs, facility related costs, and outside service provider cost totaling $2.5 million. The increase as a percentage of revenue in 2018 was in part the result of our local leads platform comprising a lower percentage of revenue compared to the 2017 period. Our local leads platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

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

Sales and Marketing. Sales and marketing expenses decreased 8% from $3.6 million for the three months ended September 30, 2017 to $3.3 million in the same period in 2018. The decrease was primarily due to an aggregate decrease in stock-based compensation and facility related costs totaling $360,000. As a percentage of revenue, sales and marketing expenses were 17% for both the three months ended September 30, 2017 and 2018.

Sales and marketing expenses decreased 15% from $12.1 million for the nine months ended September 30, 2017 to $10.3 million in the same period in 2018. The net decrease in dollars was primarily attributable to an aggregate decrease in personnel costs, which included $307,000 of employee separation related costs in the 2017 period, stock-based compensation, outside service provider costs, and facility related costs totaling $1.7 million. As a percentage of revenue, sales and marketing expenses were relatively flat at 18% and 17% for the nine months ended September 30, 2017 and 2018, respectively.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near and intermediate term to be relatively stable to modestly higher in absolute dollars relative to the most recent quarterly periods. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses decreased 9% from $4.3 million for the three months ended September 30, 2017 to $3.9 million in the same period in 2018. As a percentage of revenue, product development expenses were 19% for both the three months ended September 30, 2017 and 2018. The net decrease in dollars was primarily due to an aggregate decrease in stock-based compensation and facility related costs totaling $420,000.

Product development expenses decreased 18% from $13.8 million for the nine months ended September 30, 2017 to $11.4 million in the same period in 2018. As a percentage of revenue, product development expenses were 20% and 18% for the nine months ended September 30, 2017 and 2018, respectively. The net decrease in dollars and percentage of revenue was primarily due to an aggregate decrease in personnel and outside service provider costs, which included $358,000 of employee separation related costs in the 2017 period, stock-based compensation, and facility related costs totaling $2.4 million.

We expect product development expenditures to be relatively stable to modestly higher in the near and intermediate term in absolute dollars relative to our most recent quarterly periods. In the longer term, to the extent our revenues increase, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses decreased 18% from $3.1 million for the three months ended September 30, 2017 to $2.6 million in the same period in 2018. As a percentage of revenue, general and administrative expenses were relatively flat at 14% and 13% for the three months ended September 30, 2017 and 2018, respectively. The net decrease in dollars and percentage of revenue was primarily due to an aggregate decrease in personnel and outside service provider costs, stock-based compensation, facility related costs, and professional fees, totaling $494,000.

General and administrative expenses decreased 24% from $10.6 million for the nine months ended September 30, 2017 to $8.1 million in the same period in 2018. As a percentage of revenue, general and administrative expenses were 15% and 13% for the nine months ended September 30, 2017 and 2018, respectively. The net decrease in dollars and percentage of revenue were primarily due to a decrease in personnel and outside service provider costs, stock-based compensation, professional fees, facility related costs, and bad debt expense totaling $2.3 million.

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

Acquisition related costs. Acquisition related costs of $110,000 were primarily for professional fees associated with our acquisition of Telmetrics in November 2018.

Income Taxes. Income tax expense for the three months ended September 30, 2017 and 2018 was $12,000 and $11,000, respectively, and for the nine months ended September 30, 2017 and 2018 was $37,000 and $32,000, respectively. Income tax expense consisted of state income taxes for all periods. The effective tax rate differed from the expected tax rate of 34% and 21% for 2017 and 2018, respectively, due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

Net Loss. Net loss was ($811,000) and ($5.6) million in the three and nine months ended September 30, 2017, respectively, and was ($457,000) and ($2.0) million in the same periods in 2018, respectively. The reduction in loss was primarily attributable to the effect of fewer personnel and lower overall operating costs in 2018, which were partially offset by lower revenues.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $78.6 million and we had current and long term contractual obligations of $13.3 million, of which $10.3 million is for rent under our facility leases.

Cash provided by operating activities for the nine months ended September 30, 2018 of approximately $4.1 million consisted primarily of a net loss of $2.0 million, adjusted for non-cash items of $4.0 million, which primarily includes depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, and approximately $2.1 million provided by working capital and other activities.

Cash provided by operating activities for the nine months ended September 30, 2017 of approximately $1.7 million consisted primarily of a net loss of $5.6 million, adjusted for non-cash items of $6.4 million, which primarily includes depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, and approximately $854,000 used in working capital and other activities.

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners is calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the three and nine months ended September 30, 2017 and 2018. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance. We have no corresponding payments to distribution partners related to our local leads platform.

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

For the nine months ended and as of September 30, 2018, amounts from these partners and agencies totaled 49% of total revenue and $6.5 million in net accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 21% of total revenues and 29% of accounts receivable for the nine months ended and as of September 30, 2018, respectively. We expect in the near to intermediate term campaign spend levels related to State Farm to be modestly lower or similar compared to previous quarters. Net accounts receivable balances outstanding as of September 30, 2018 from DexYP totaled $1.8 million.

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

Cash used in investing activities for the nine months ended September 30, 2018 of approximately $2.2 million was primarily attributable to purchases for property and equipment of $1.6 million and a $575,000 certificate of deposit. Cash used in investing activities for the nine months ended September 30, 2017 of approximately $1.3 million was primarily attributable to purchases for property and equipment.

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

Cash used in financing activities for the nine months ended September 30, 2018 of approximately $27.5 million was primarily attributable to a common stock cash dividend payment in the amount of $21.9 million and the repurchase of 2.3 million shares of

Class B common stock in the amount of $5.7 million, offset by proceeds primarily from employee stock option exercises and the employee stock purchase plan of $89,000. Cash provided by financing activities for the nine months ended September 30, 2017 of approximately $24,000 was primarily attributable to proceeds from the employee stock purchase plan.

We anticipate that we will need to invest working capital towards the development of our overall operations and to fund any losses from operations, and we expect that capital expenditures may increase in future periods, particularly with any increase in our operating activities. We may also pursue a significant number of acquisitions. As a result, we could experience a reduction of our cash balances or the incurrence of debt. In November 2018, we acquired Telmetrics for $10.1 million in cash which was paid at closing and with potential future earnout consideration payments of up to $3.0 million in cash on the 12th and 24th month anniversaries of the closing.

In the second quarter of 2018, we provided a bank letter of credit to the lessor of our office space in Seattle, Washington in the amount of $575,000, which we fully collateralized with a certificate of deposit to the issuing bank. The letter of credit will be reduced by $100,000 annually starting in April 2019.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the nine months ended September 30, 2017 and 2018. In May 2018, the Company repurchased approximately 2.3 million shares of its Class B common stock for approximately $5.7 million from a former member of the Company’s board of directors. The Company’s board of directors approved the repurchase transaction and the Company retired these shares in the second quarter of 2018.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of September 30, 2018 were $1.1 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2017 Annual Report on Form 10-K as amended. They have been updated to include information as of November 9, 2018.

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

We had an accumulated deficit of $255.6 million as of September 30, 2018. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the for the nine months ended September 30, 2018. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations. Companies distributing advertising through mobile or online internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for August 2018, Oath and Microsoft accounted for 11.7% and 24.2%, respectively, of the core search market in the United States and Google accounted for 63.0%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Oath are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

Under one of our primary contracts with YP, we generate revenues from our local leads platform. We also have separate pay-for-call services arrangement with YP. These agreements expire December 31, 2019. The local leads platform arrangement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings, LLC (“YP Holdings”), which is the parent company of YP. We have separate reseller partner arrangements with Dex for pay-for-call and call analytics services. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 22% of our total revenues for the nine months ended September 30, 2018. It is possible that this acquisition may result in changes to our relationship and arrangements with DexYP including changes that may result in a significant reduction in the paid account fees and agency fees that we receive from DexYP. We also have a separate distribution partner agreement with YP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have arrangements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary arrangements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 15% and less than 10% of total revenues, respectively, for the nine months ended September 30, 2018.

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

We received approximately 51% of our revenue from our five largest customers for both the year ended December 31, 2017 and the nine months ended September 30, 2018, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 51% of our total revenues for both the year ended December 31, 2017 and the nine months ended September 30, 2018. DexYP was responsible for 22% of our total revenues for the nine months ended September 30, 2018.

We have arrangements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 21% of total revenues for the nine months ended September 30, 2018. We expect in the near to intermediate term campaign spend levels related to State Farm to be modestly lower or similar compared to previous quarters.

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

We currently or potentially compete with leading search engines and digital advertising networks such as Google, Microsoft, and Oath. We also compete with call analytics technology providers such as Twilio, Invoca, DialogTech and Convirza. As we continue to advance our data analytics technologies, we anticipate facing increased competition from companies providing more broad advertising solutions, such as data management companies like Oracle. We also face competition on the call supply side, where competing mobile advertising companies like GroundTruth look to outbid, partner with or otherwise secure sources of call supply we utilize. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position. Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

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

•

U.S. Patent Number 10,111,102 entitled “Identifying Call Characteristics to Detect Fraudulent Call Activity and Take Corrective Action Without Using Recording, Transcription or Caller ID” was issued October 23, 2018 and its continuation Patent Application Number 16/166,339 was filed October 22, 2018.

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

As of September 30, 2018, Russell C. Horowitz and Ethan A. Caldwell, two of our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 77% of the combined voting power of all outstanding shares of our capital stock. These founders together controlled 78% of the combined voting power of all outstanding shares of our capital stock as of September 30, 2018. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third-party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended September 30, 2018, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the plan.

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

MARCHEX, INC.

Date: November 9, 2018	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Chief Financial Officer and member of the Office of the CEO (Principal Financial and Accounting Officer)