Form 10-K
period 2018-12-31
MARCHEX INC
filed 2019-03-18
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-50658

Marchex, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	35-2194038
(State or Other Jurisdiction of Incorporation or Organization) 520 Pike Street, Suite 2000 Seattle, WA (Address of Principal Executive Offices)	(I.R.S Employer Identification No.) 98101 (Zip Code)

Registrant’s telephone number, including area code: (206) 331-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class B Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2018 was $103,876,348.

The number of shares of Registrant’s Class A common stock outstanding as of March 14, 2019 was 5,056,136. The number of shares of Registrant’s Class B common stock outstanding as of March 14, 2019 was 37,041,338.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Marchex is a call analytics company that helps businesses connect, drive, measure and convert callers into customers. We deliver data insights and incorporate artificial intelligence (AI)-powered functionality that drives insights and solutions to help companies find, engage and support their customers across voice and text-based communication channels.

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

We believe we have a set of tools for enterprises that depend on phone calls, texts and other communication channels to convert prospects into customers and maximize advertising returns. Our mission is to help our customers grow by giving them real-time insights into the conversations they are having with their customers across phone, text and other communication channels. Marchex leverages proprietary data and conversational insights to deliver real-time AI-powered functionality that drives solutions that help enable brands to personalize customer interactions in order to accelerate sales and grow their business. We connect key media sources – paid and owned – to offline purchase outcomes and deliver these insights directly into marketer workflows. We provide and are developing products and services for businesses of all sizes that depend on calls, texts and other communication channels to drive sales. Our analytics products can provide actionable intelligence on the major media channels advertisers use to acquire customers over the phone.

Our primary product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Marketers can use this platform to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that can extract data and insights about what is happening during a call and measures the outcome of calls and return on investment. The platform also includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, DoubleClick Search, Kenshoo, Marin Software, Facebook and Instagram, in addition to other marketing dashboards and tools. Advertisers pay us a fee for each call/text or call/text related data element they receive from calls or texts, including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on pre-negotiated rates.

•

Marchex Speech Analytics. Launched in 2017, Marchex Speech Analytics is a product that can enable actionable insights for enterprise, mid-sized and small businesses, helping them understand what is happening on inbound calls from consumers to their business. Marchex Speech Analytics leverages our proprietary and patent pending speech recognition technology. Marchex Speech Analytics incorporates machine and deep learning algorithms and AI-powered conversation analysis functionality that can give customers strategic, real-time visibility into company performance in customer interactions. Marchex Speech Analytics includes customizable dashboards and visual analytics to make it easier for marketers, salespeople and call center teams to realize actionable insights across a growing amount of call data. According to a February 2018 MarketsandMarkets report, the speech analytics market is expected to grow from $941 million in 2017 to $2.2 billion by 2022.

•

Text Analytics and Communications. With the acquisitions of SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”) and Telmetrics, Inc. (“Telmetrics”) in November 2018, Marchex enables businesses to send and receive text/SMS messages with customers. In addition, the Company can provide insights for businesses on text and messaging interactions to improve the customer experience and accelerate the sales process. According to a 2018 study by Mobilesquared, there were 1.67 trillion applications to consumer SMS messages globally with the number expected to rise to 2.8 trillion by 2022. According to a 2017 study from Listrak, 75% of consumers prefer offers from businesses delivered via text and business offers delivered via SMS text marketing had a 97% read-rate.

•

Call Monitoring.  With the acquisition of Callcap and Telmetrics, Marchex provides businesses the ability to have an unbiased view into every inbound or outbound call, from providing a call recording, to offering services to create customized call performance scorecards, both of which can help businesses learn more about their customers and enhance service quality and customer satisfaction. Through these services, businesses can customize the insights they want in order to improve business practices and to grow faster.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Under one of our primary contracts with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. This local leads platform agreement, which expires December 31, 2019, provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four months notice. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We also have separate pay-for-call services and distribution partner agreements with YP and separate reseller partner agreements with Dex for pay-for-call and call analytics services. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 21% and 23% of our total revenues in the years ended December 31, 2017 and 2018 respectively.

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

Calls and texts are becoming the increasingly important to business and consumer interactions and to mobile advertising. The global mobile advertising market was $138.1 billion in 2018 and is expected to grow to $212.4 billion by 2021, according to a December 2018 Zenith Media report. Calls and texts are two of the primary consumer communication methods with businesses on mobile devices and building solutions to help businesses understand their consumer interactions through these communication channels can help businesses engage and grow their customers. Furthermore, the mobile advertising market matures, we believe advertisers will increasingly utilize performance based advertising formats available on mobile devices, as they did on desktop. Further, we believe the demand for businesses to connect with consumers over the phone combined with the inherent functionality and technical capabilities of mobile devices will result in calls and texts becoming a primary measurement unit/format for mobile advertising. As advertisers continue to shift their budgets to accommodate for the growth of mobile channels, we believe the market for call analytics and advertising solutions will grow even more.

Understanding calls and/or texts is highly complex. Unlike clicks, impressions and other actions that are tracked and measured in digital format, calls and text messages take place offline and require unique technical capabilities and expertise to accurately measure and analyze. To realize the full benefit of call and/or text-based marketing, advertisers need technology that allows them to capture and analyze attributes of a call and/or text before, during and after the call and/or text is completed. This technology can help them better measure return on investment (“ROI”) and optimize their marketing campaigns across media channels. For example, advertisers want to be able to dynamically track the source of a call back to the media channels and advertisements that influenced the consumer to make the call. Once a call is initiated, technology is required to understand what is happening on a call, to record anonymized calls, and to block unwanted or spam calls. For advertisers with call center operations, calls are often tracked and routed through interactive voice response (“IVR”) phone systems and integrated with customer relationship management (“CRM”) applications and back-office systems to measure transactions and return on investment. Successful marketing analytics for calls requires expertise from multiple disciplines, including digital advertising, communications infrastructure, voice and speech recognition expertise, and marketing software.

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

Our Competitive Strengths

Focus on calls and texts. Over the past several years, with the increasing importance that mobile devices play in consumer interactions with businesses and in advertising, we have shifted the focus of our company to address the large opportunity to help businesses accelerate sales through improving their interactions with consumers over the phone and, more recently, through text communications.  As consumer usage and mobile performance advertising has grown over the last decade, it is driving growth in offline actions like calls and texts. As one of the first companies to help businesses utilize data driven insights and analytics to accelerate sales from phone conversations, we have developed solutions which can deliver measurable return on investment to both large national advertisers and local small businesses through tying these offline phone conversations to their online marketing initiatives. Our call analytics technology and products are specifically designed to help address the challenges associated with closing the loop between digital marketing and phone calls.  In addition, we are developing solutions that can provide customers insights across a broad spectrum of conversations they are having with their customers in voice and text communications. Working closely with our customers, we have innovated in speech technology, creating specific solutions to address common needs and wants among both large enterprise advertisers and small businesses. We believe we are unique with our call and more recently text focused approach to technology developments and marketing solutions, facilitating a competitive advantage as mobile advertising grows and advertising budgets shift towards performance-based formats and consumer communication channels with businesses expand across multiple communication channels.

Call analytics platform powered by proprietary speech technology. Marchex’s speech technology delivers data and can provide closed loop marketing insights on offline customer interactions and operational insights to customers looking to accelerate sales and to measure the performance of their customer interactions during the sales process over the phone. When consumers call a business or call center from their phones, our technology can analyze that call data using machine and deep learning algorithms and AI-powered conversation analysis functionality that can deliver real-time conversational insights and feedback to companies on the quality of their customer interactions during the sales process as well as to identity lost businesses opportunities. Our data can also help advertisers adjust and improve their marketing strategies in order to create personalized solutions to drive more sales over the phone either directly with the business or the call center. This intelligence can help advertisers optimize their ad campaigns across media channels, keywords, and creative elements, which helps maximize their return on investment. We also provide integrations with other marketing dashboards to provide advertisers one place to review their analytics information. Integrations may take the form of working with CRM platforms or customer-specific systems, with the purpose of enhancing advertisers’ understanding and measurement of outcomes at scale. We are consistently working to create products to help advertisers understand what is happening on the calls with their customers and how to spend their budgets more efficiently, whether the channel is online, offline, or mobile. Our speech analytics technology can help determine which of these calls converts into a sale. Access to these insights provides advertisers visibility and measurement into their ad expenditures. With Marchex’s Speech Analytics technology, we are leveraging proprietary technology to analyze and deliver actionable advertising and operational insights to advertisers that engage with consumers over the phone.

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

Strategy

Our Strategy

Key elements of our strategy include:

Innovating on Conversational Analytics Technology and Solutions. We plan to continue to expand and invest in our speech analytics technology and expand our AI, data science, and machine learning capabilities. We also plan to continue to expand our range of call, text, and other communication channels analytics product capabilities by growing our conversation analytics offerings, including AI-driven speech technology solutions, call tracking, call monitoring, text communications, keyword-level tracking, display ad impression measurement and other products as part of our owned, end-to-end, call and text based advertising solutions. Our expanding capabilities are enabling us to develop new solutions, like sales acceleration and personalization solutions that enable us to take advantage of our growing conversational data assets. Our products and features that are at the center of our investments and innovation include: (1) Marchex Speech Analytics, which can help companies understand what is happening on inbound calls from consumers and can deliver actionable operational and advertising insights from those consumer interactions; (2) Text Analytics and Communications, which enables businesses to send and receive text/SMS messages with customers and can provide insights for businesses on text and messaging interactions to improve the customer experience and accelerate the sales process; (3) Sales Acceleration Solutions, a host of new solutions powered by AI speech technology that can help organizations identify valuable customer conversations across communication channels and train salespeople and contact center representatives to create a better consumer experience, maintain strong relationships and win new business; (4) Marchex Omnichannel Analytics Cloud, which can connect call data to media channels, including search, display and video, social and sites, to phone calls made to a business; and (5) Marchex Audience Targeting, which leverages call data and can automatically build audience segments for display and social media platforms. Additional information regarding our product offerings is included in the Overview section on pages 1 through 3. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

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

In November 2018, we acquired Telmetrics Inc. (“Telmetrics”), an enterprise call and text tracking and analytics company, for consideration of $10.1 million in cash at closing and up to $3.0 million in cash based upon the achievement of certain financial growth targets over two corresponding 12 month periods following the closing.

In November 2018, we acquired SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”), a call monitoring and analytics solutions company, for consideration of approximately $25 million in cash at closing and approximately $10 million in value of shares of Machex’s Class B common stock (“Common Stock”), calculated based on a 10 day trailing average of Marchex’s Common Stock daily closing price on Nasdaq prior to the closing with 25% of such shares of Common Stock to be issued on the first, second, third and fourth annual anniversary of the closing, respectively.

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

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering call, click-based, and cost-per-action advertising products and services to our partners. We also combine third-party licenses and hardware to create an operating environment for delivering high quality products and services, with such features as automated online account creation and management process for advertisers, real-time customer support with both interactive and online reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Oracle, Intel, AMD, Microsoft, IBM, Nuance and Veritas. We also utilize public domain software such as Apache, Linux, MySQL, PostgreSQL, Java, Scala and Tomcat.

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

Competition

Our offerings currently or potentially compete with a variety of companies in a highly competitive and fragmented industry. We currently or potentially compete with leading search engines and digital advertising networks such as Google, Microsoft, and Oath, and call analytics technology providers such as Twilio, Invoca, Convirza, and Dialogtech. As we continue to advance our data analytics technologies, we anticipate facing increased competition from companies providing a wide range of analytics and more broad advertising solutions, such as data management companies like Oracle. We also face competition on the call supply side, where competing mobile advertising companies like GroundTruth look to outbid, partner with or otherwise secure sources of call supply we utilize. Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to marketing, web site and systems development. In addition, as the use of the mobile, Internet, and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

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

Intellectual Property and Proprietary Rights

       We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of December 31, 2018, in the United States, we have been issued 41 patents, which are estimated to expire between 2022 and 2035, and have 9 patent applications pending for examination. As of such date, in Canada we also have 1 issued patent which expires in 2026 and 1 patent application pending for examination. In addition, as of December 31, 2018, we have 16 trademarks registered in the United States, 3 trademarks pending registration in the United States, 18 trademarks registered in foreign jurisdictions and 1 trademark pending registration in Canada.

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

We further seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and other contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we may continue to expand our international operations, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the internet, communications and technology industries may own large numbers of patents, copyrights and trademarks and may frequently threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights, which may adversely affect our business or financial prospects.

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

•

Our international operations may expose us to telecommunications regulations and data and privacy regulations (including the EU General Data Protection Regulation) in the countries where we are operating and these regulations could negatively affect the viability of our business.

In addition, there are a large number of federal, state and foreign legislative proposals related to our business. It is not possible to predict whether, or when, such legislation might be adopted, and certain proposals, if adopted, could result in a decrease in user registrations and revenue.

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

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including Telmetrics, increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. Our international operations, including Telmetrics, also subject us to increased foreign currency exchange rate risks and will require additional management attention and resources.

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

Employees

As of December 31, 2018, we employed a total of 254 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

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

ITEM 1A.RISK FACTORS

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

We had an accumulated deficit of $256.2 million as of December 31, 2018. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the year ended December 31, 2018. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for December 2018, Oath and Microsoft accounted for 11.5% and 24.7%, respectively, of the core search market in the United States and Google accounted for 62.8%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Oath are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

Under one of our primary contracts with YP, we generate revenues from our local leads platform. This local leads platform agreement, which expires December 31, 2019, provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four months notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. In 2017, Dex Media, Inc (“Dex”) acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We also have separate pay-for-call services and distribution partner agreements with YP and separate reseller partner agreements with Dex for pay-for-call and call analytics services. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 23% of our total revenues for the year ended December 31, 2018. It is possible that changes to our relationship and agreements with DexYP may occur and result in a significant reduction in the paid account fees and agency fees that we receive from DexYP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 14% and less than 10% of total revenues, respectively, for the year ended December 31, 2018.

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

We received approximately 52% and 51% of our revenue from our five largest customers for the years ended December 31, 2017 and 2018, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 52% and 51% of our total revenues for the years ended December 31, 2017 and 2018, respectively. DexYP was our largest customer and was responsible for 23% of our total revenues for the year ended December 31, 2018.

We have agreements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 19% of total revenues for the year ended December 31, 2018. We expect in the near to intermediate term campaign spend levels related to State Farm to be similar to modestly lower compared to recent quarters, which will result in lower total revenues and contribution.

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

Our business strategy includes identifying, structuring, completing and integrating acquisitions. Acquisitions involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities to meet our objectives which include revenue growth, profitability and competitive market share. Our acquired companies may have histories of net losses and may expect net losses for the foreseeable future. Acquisitions are accompanied by a number of risks that could harm our business, operating results and financial condition:

•	We could experience a substantial strain on our resources, including time and money, and we may not be successful;
•	Our management’s attention could be diverted from our ongoing business concerns;
•	We may seek to enter new markets where we have no or limited experience or where competitors may have stronger market positions;
•	Integrating new companies, including Telmetrics and Callcap, may take longer than expected;
•	While integrating new companies, we may lose key executives or other employees of these companies;
•	We may issue shares of our Class B common stock as consideration for acquisitions which may result in ownership dilution to our stockholders;
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

We have operations in Canada through Telmetrics and through our international subsidiaries, in other countries. We have international subsidiaries in Canada, Ireland, and the United Kingdom. Any international expansion presents unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. We may also have to offer our products and services in a modified format which may not be as compelling to certain customers, and we are subject to increased foreign currency exchange rate risks and our international operations and any expansion will require additional management attention and resources. We cannot assure you that we will be successful in our international operations. There are risks inherent in conducting business in international markets, including:

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

We have experienced turnover in certain senior executives, and the duties and responsibilities of the chief executive officer are performed by the Office of the CEO consisting of Michael Arends and Russell Horowitz and subject to oversight by our Chairman, Anne Devereux-Mills. We are assessing our current and future senior leadership needs, although we may not be successful in finding or hiring suitable additional senior leadership.

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

We operate in a highly competitive and changing environment. We principally compete with other companies which offer services in the following areas:

•	sales to advertisers of call and text analytics and call tracking;
•	sales to advertisers of pay-for-call services;
•	delivery of pay-for-call advertising to end users or customers of advertisers through mobile and online destination websites or other offline distribution outlets;
•	services and outsourcing of technologies that allow advertisers to manage their advertising campaigns across multiple networks and track the success of these campaigns;
•	aggregation or optimization of online advertising for distribution through mobile and online search engines and applications, product shopping engines, directories, websites or other offline outlets;
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

We currently or potentially compete with leading search engines and digital advertising networks such as Google, Microsoft, and Oath. We also compete with call analytics technology providers such as Twilio,  Invoca, DialogTech, and Convirza. As we continue to advance our data analytics technologies, we anticipate facing increased competition from companies providing more broad advertising solutions, such as data management companies like Oracle. We also face competition on the call supply side, where competing mobile advertising companies like GroundTruth look to outbid, partner with or otherwise secure sources of call supply we utilize. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position. Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

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

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of December 31, 2018, in the United States, we have been issued 41 patents, which are estimated to expire between 2022 and 2035, and have 9 patent applications pending for examination. As of such date, in Canada we also have 1 issued patent which expires in 2026 and 1 patent application pending for examination. In addition, as of December 31, 2018, we have 16 trademarks registered in the United States, 3 trademarks pending registration in the United States, 18 trademarks registered in foreign jurisdictions and 1 trademark pending registration in Canada.

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

We further seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and other contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we may continue to expand our international operations, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the internet, communications and technology industries may own large numbers of patents, copyrights and trademarks and may frequently threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights, which may adversely affect our business or financial prospects.

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

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, several states have passed laws that require businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Further, it is anticipated that additional federal and state privacy-related legislation will be enacted. Such legislation could negatively affect our business. In addition, foreign countries may enact laws that could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy, eCommerce, Data Protection Directives (and similar legislation in other countries where we may have operations), and the recently enacted EU General Data Protection Regulation which went into full effect in May 2018 and which supersedes the current EU data protection regulation, which is directly applicable to all member states and which is expected to result in substantial changes to our compliance obligations and a significant increase in potential administrative fines for non-compliance. Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

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

•

Our international operations may expose us to telecommunications regulations and data and privacy regulations (including the EU General Data Protection Regulation) in the countries where we are operating and these regulations could negatively affect the viability of our business in those regions.

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

As of December 31, 2018, Russell C. Horowitz and Ethan A. Caldwell, two of our founders, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 77% of the combined voting power of all outstanding shares of our capital stock. These founders together controlled 78% of the combined voting power of all outstanding shares of our capital stock as of December 31, 2018. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of these founders. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as these founders have a controlling interest, they will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, these founders will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of these founders to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if these founders did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We recently declared and paid a special dividend in the last quarter of 2017 and the first quarter of 2018, respectively. Special dividends generally result in a reduction in stock price with the dividend distributed. In addition, we paid a quarterly dividend on our Class B common stock from November 2006 through May 2015. Our ability to pay dividends is dependent upon a variety of factors, including our financial results, liquidity and financial condition and capital requirements. There is no assurance that we will pay dividends in the future. Furthermore, the payment by us of special dividends or dividends in general may have an impact on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters are located in Seattle, Washington and consist of approximately 36,000 square feet of leased office space. We lease additional office space in New York, New York, Wichita, Kansas, and Mississauga, Canada. Our information technology systems are hosted and maintained in third-party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

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

	High	Low
Year ended December 31, 2017
First Quarter	$3.07	$2.54
Second Quarter	$3.03	$2.60
Third Quarter	$3.13	$2.80
Fourth Quarter	$3.50	$3.05
Year ended December 31, 2018
First Quarter	$3.55	$2.64
Second Quarter	$3.18	$2.58
Third Quarter	$3.10	$2.66
Fourth Quarter	$3.11	$2.56

Holders

As of March 14, 2019, there were approximately 2 and 36 stockholders of record of our Class A common stock and Class B common stock, respectively. Since many of our shares of Class B common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

In December 2017, the Company declared a special cash dividend in the amount of $0.50 per share on its Class A and B common stock and recorded a Dividends Payable of $21.9 million in its consolidated balance sheet at December 31, 2017. The Company paid the total dividend of $21.9 million in the first quarter of 2018. Our ability to pay dividends is dependent upon a variety of factors, including our financial results, liquidity and financial condition and capital requirements. There is no assurance that we will pay dividends in the future.

Issuer Purchases of Equity Securities

In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the fourth quarter of 2018, we did not have any share repurchases and 1,319,128 Class B common shares remain available for purchase under the plan.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company under SEC Regulations, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Marchex is a call analytics company that helps businesses connect, drive, measure and convert callers into customers. We deliver data insights and incorporate artificial intelligence (AI)-powered functionality that drives insights and solutions to help companies find, engage and support their customers across voice and text-based communication channels.

We provide products and services for businesses of all sizes that depend on consumer phone calls or texts to drive sales. Our analytics products can provide actionable intelligence on the major media channels advertisers use to acquire customers over the phone.

Our primary product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Marketers can use this platform to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that can extract data and insights about what is happening during a call and measures the outcome of calls and return on investment. The platform also includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, DoubleClick Search, Kenshoo, Marin Software, Facebook and Instagram, in addition to other marketing dashboards and tools. Advertisers pay us a fee for each call/text or call/text related data element they receive from calls or texts, including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on pre-negotiated rates.

•

Marchex Speech Analytics. Launched in 2017, Marchex Speech Analytics is a product that can enable actionable insights for enterprise, mid-sized and small businesses, helping them understand what is happening on inbound calls from consumers to their business. Marchex Speech Analytics leverages our proprietary and patent pending speech recognition technology. Marchex Speech Analytics incorporates machine and deep learning algorithms and AI-powered conversation analysis functionality that can give customers strategic, real-time visibility into company performance in customer interactions. Marchex Speech Analytics includes customizable dashboards and visual analytics to make it easier for marketers, salespeople and call center teams to realize actionable insights across a growing amount of call data. According to a February 2018 MarketsandMarkets report, the speech analytics market is expected to grow from $941 million in 2017 to $2.2 billion by 2022.

•

Text Analytics and Communications. With the acquisitions of SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”) and Telmetrics, Inc. (“Telmetrics”) in November 2018, Marchex enables businesses to send and receive text/SMS messages with customers. In addition, the Company can provide insights for businesses on text and messaging interactions to improve the customer experience and accelerate the sales process. According to a 2018 study by Mobilesquared, there were 1.67 trillion applications to consumer SMS messages globally with the number expected to rise to 2.8 trillion by 2022. According to a 2017 study from Listrak, 75% of consumers prefer offers from businesses delivered via text and business offers delivered via SMS text marketing had a 97% read-rate.

•

Call Monitoring.  With the acquisition of Callcap and Telmetrics, Marchex provides businesses the ability to have an unbiased view into every inbound or outbound call, from providing a call recording, to offering services to create customized call performance scorecards, both of which can help businesses learn more about their customers and enhance service quality and customer satisfaction. Through these services, businesses can customize the insights they want in order to improve business practices and to grow faster.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Under one of our primary contracts with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. This local leads platform arrangement, which expires December 31, 2019. provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four months notice. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We also have separate pay-for-call services and distribution partner agreements with YP and separate reseller partner arrangements with Dex for pay-for-call and call analytics services. YP including Dex (collectively “DexYP”) was responsible for 21% and 23% of our total revenues for the years ended December 31, 2017 and 2018, respectively.

We were incorporated in Delaware on January 17, 2003. Acquisition initiatives have played an important part in our corporate history to date.

We have offices in Seattle, Washington, New York, New York, Wichita, Kansas, and Mississauga, Canada.

Acquisitions

Telmetrics Acquisition:

In November 2018, the Company acquired 100% of the outstanding stock of Telmetrics, an enterprise call and text tracking and analytics company for consideration of $10.1 million in cash at closing and up to $3.0 million in cash based upon the achievement of certain financial growth targets over two corresponding 12 month periods following the closing.

Callcap Acquisition:

In November 2018, the Company acquired 100% of the outstanding stock of Callcap, a call monitoring and

Analytics solutions company based in Kansas for total consideration of approximately $35.0 million, consisting approximately $25.0 million in cash at closing and approximately $10.0 million in value of shares of Marchex’s Class B common stock (“Common Stock”), calculated based on a 10 day trailing average of Marchex’s Common Stock daily closing price on Nasdaq prior to the closing, with 25% of such shares of Common Stock to be issued on the first, second, third and fourth annual anniversary of the closing, respectively. The number of shares to be issued is fixed at the transaction date and their issuance is not contingent.

The Company accounted for the Telmetrics and Callcap acquisitions as business combinations. See Note 8. Acquisitions of the Notes to Consolidated Financial Statements for further discussion.

Consolidated Statements of Operations

All significant inter-company transactions and balances within Marchex have been eliminated in consolidation.

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2017 and 2018.

Revenue

We generate the majority of our revenues from advertisers for our performance based advertising services, which include the use of our call analytics technology and pay-for-call advertising products and services. Our revenue also consists of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost per action services.  Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time as the services are performed.

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

Our call analytics technology platform provides data and insights that can measure the performance of mobile, online and offline advertising for advertisers and small business resellers. We generate revenue from our call analytics technology platform when advertisers pay us a fee for each call/text or call/text related data element they receive from calls or texts including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate.

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

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets identified in connection with our acquisitions.

The intangible assets have been identified as:

•	customer relationships;
•	acquired technology;
•	non-competition agreements;
•	tradenames.

These assets are amortized over useful lives ranging from 12 to 60 months.

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

Comparison of the year ended December 31, 2017 (2017) to the year ended December 31, 2018 (2018) and comparison of the year ended December 31, 2016 (2016) to the year ended December 31, 2017 (2017).

Segments

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the periods presented, we operated as a single segment.

Revenue

2017 to 2018

Revenue decreased 6% from $90.3 million in 2017 to $85.3 million in 2018. This decrease was due primarily to fewer accounts and platform revenues from reseller partners like DexYP, and larger advertiser budget reductions for our pay-for-call services. These decreases were offset in part by an increase in revenue from our call analytics services including contribution from Telmetrics and Callcap, which we acquired in November 2018.

We expect our revenues to be modestly higher in the near term compared to the most recent quarters due to our recent acquisitions of Telmetrics and Callcap in November 2018, offset in part by lower revenues due to fewer small business accounts on our local leads platform.

Under one of our primary contracts with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP, through which we charge an agreed-upon price for qualified calls or leads from our network. These agreements expire December 31, 2019. The local leads platform agreement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings, which is the parent company of YP. We have separate partner reseller agreements with Dex for pay-for-call and call analytics services. Dex may spend more dollars on our pay-for-call and call analytics services in the near term compared to previous periods if they expand their use of these service offerings. It is undetermined whether Dex’s use of these service offerings will continue prospectively at or near current levels or at all. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 21% and 23% of our total revenues for the years ended December 31, 2017 and 2018, respectively. We also have a separate distribution partner agreement with YP. It is possible that changes to our relationship and agreements with DexYP may occur and result in a significant reduction in the paid account fees and agency fees that we receive from DexYP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 10% and 14% of total revenues for the years ended December 31, 2017 and 2018, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 17% and 20% of total revenues for the years ended December 31, 2017 and 2018, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns, which are generally for a set period of time and/or budget level. We expect in the near to intermediate term campaign spend levels related to State Farm to be similar to modestly lower compared to recent quarters, which will result in lower total revenues and contribution.

We have revenue concentrations with other certain large customers including reseller partners and advertising agencies. Many of these customers are not subject to long term contracts with us or may have contracts with near term expiration dates and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. A loss of reseller partners or a decrease in revenue from these resellers could have a material adverse effect on our results of operations and financial condition. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns, which are typically short term and subject to a specified dollar amount, and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising arrangements with certain large customers which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number and volume of transactions with advertisers and advertising services providers and maintaining and increasing the number of phone calls and the other actions performed by users of our services through our distribution partners. We believe this is dependent in part on delivering quality traffic that ultimately results in purchases or conversions as well as providing through our call analytics quality data and insights that can measure the performance of advertising spend for our advertisers and advertising service providers. A significant amount of our revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third-party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third-party web site in our distribution network to an advertiser web site and completes the specified action. Other revenues include our  local leads platform for resellers, and campaign management services. Companies distributing advertising through mobile and internet based sources have experienced, and are likely to continue to experience consolidation. If we do not add new distribution partners or renew our existing distribution partner agreements and on terms as favorable as current arrangements, replace traffic lost from terminated distribution agreements with other sources, or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. We utilize phone numbers as part of our call analytics and pay-for-call services to advertisers, which enables advertisers and other users of our services to help measure the effectiveness of mobile, online, and offline advertising campaigns. If we are not able to secure or retain sufficient phone numbers needed for our services or we are limited in the number of available telecommunication carriers or vendors to provide such phone numbers to us in the event of any industry consolidation or if telecommunication carriers or vendors were to experience system disruptions, our revenue and results of operations may be materially and adversely affected. In addition, if revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher call volumes could materially and adversely affect our revenue and results of operations.

We believe that our future revenue growth will depend on, among other factors, our ability to attract new advertisers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully improve existing products and services, and develop successful new products and services. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability. For additional discussion of trends and other factors in our business, refer to Industry and Market Factors in Item 7 of this Annual Report on Form 10-K.

Expenses

Expenses were as follows (in thousands):

	Years ended December 31,
	2017	% of revenue	2018	% of revenue
Service costs	$49,339	55%	$47,804	56%
Sales and marketing	15,652	17%	13,788	16%
Product development	18,094	20%	15,423	18%
General and administrative	13,567	15%	10,881	13%
Amortization of intangible assets from acquisitions	—	—	781	1%
Acquisition related costs	—	0%	462	1%
	$96,652	107%	$89,139	105%

We record stock-based compensation expense under the fair value method. We account for forfeitures as they occur, whereas we utilized estimated forfeitures in prior periods. Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the consolidated statements of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Years ended December 31,
	2017	2018
Service costs	$515	$435
Sales and marketing	1,014	563
Product development	679	356
General and administrative	2,389	1,686
Total stock-based compensation	$4,597	$3,040

See Note 5 (b). Stock Option Plan of the Notes to Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs decreased 3% from $49.3 million in 2017 to $47.8 million in 2018. The net decrease in dollars was primarily due to an aggregate decrease in communication and network costs, facility related costs, and outside service provider costs totaling $1.8 million, offset partially by an increase in distribution partner payments totaling $394,000. As a percentage of revenue, service costs were 55% and 56% for 2017 and 2018, respectively. The increase as a percentage of revenue in 2018 was primarily the result of our local leads platform comprising a lower percentage of revenue compared to the 2017 period, offset in part by an increase in our call analytics platform revenues. Our local leads platform and call analytics platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform makes up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect in the near and intermediate term for service costs as a percentage of revenue for service costs to be relatively stable to modestly higher relative to the most recent quarterly periods. We also expect service costs in absolute dollars to be higher in the near term compared to the most recent quarters due to our acquisitions of Telmetrics and Callcap and to increase over the longer term in connection with any revenue increase and expansion in our communication and network infrastructure.

Sales and Marketing. Sales and marketing expenses decreased 12% from $15.7 million in 2017 to $13.8 million in 2018. The decrease in dollars was primarily attributable to an aggregate decrease in personnel costs, which included $307,000 of employee separation related costs in the 2017 period, stock-based compensation, outside service provider costs, and facility related costs totaling $1.8 million. As a percentage of revenue, sales and marketing expenses were relatively flat at 17% and 16% for 2017 and 2018, respectively.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near and intermediate term to be relatively stable to modestly higher in absolute dollars relative to the most recent quarterly periods due to our recent acquisitions of Telmetrics and Callcap. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses decreased 15% from $18.1 million in 2017 to $15.4 million in 2018. As a percentage of revenue, product development expenses were 20% and 18% for the years ended December 31, 2017 and 2018, respectively. The net decrease in dollars and percentage was primarily due to an aggregate decrease in personnel and outside service provider costs, which included $358,000 of employee separation related costs in the 2017 period, stock-based compensation, and facility related costs totaling $2.7 million.

We expect product development expenditures to be modestly higher in the near and intermediate term in absolute dollars relative to our most recent quarterly periods due to our recent acquisitions of Telmetrics and Callcap. In the longer term, to the extent our revenues increase, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses decreased 20% from $13.6 million in 2017 to $10.9 million in 2018. As a percentage of revenue, general and administrative expenses were 15% and 13% for 2017 and 2018, respectively. The net decrease in dollars and percentage of revenue were primarily due to a decrease in personnel and outside service provider costs, stock-based compensation, professional fees, facility related costs, travel costs and bad debt expense totaling $2.6 million.

We expect that our general and administrative expenses will be higher in the near term due to our recent acquisitions of Telmetrics and Callcap and modestly higher in the longer term to the extent that we expand our operations, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $781,000 in 2018 and was associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions in November 2018. During 2018, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and assumed liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangible assets acquired in the Telmetrics and Callcap acquisitions are $21.5 million in aggregate and are being amortized on a straight-line basis over a range of useful lives of 12 to 60 months. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in our stock price and/or market capitalization for a sustained period of time.

No impairment of our intangible assets has been identified in 2018. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such assets’ fair values.

Acquisition related costs. Acquisition related costs of $462,000 were primarily for professional fees associated with our acquisitions of Telmetrics and Callcap in November 2018.

Income Taxes. The income tax benefit for the year ended December 31, 2018 was $156,000 and was primarily related to the release of valuation allowance on certain foreign deferred tax assets due to our acquisition of Telmetrics in November 2018. In 2018, the effective tax rate differed from the expected tax rate of 21% for 2018 due to our full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts. We recognized approximately $13,000 of federal research and experimental credits for 2018.

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

At December 31, 2018, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) of $35.1 million will be realized and accordingly, we have recorded 100% valuation allowance of $35.1 million against these deferred tax assets. This compares to a valuation allowance of $32.7 million at December 31, 2017. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We have incurred federal taxable losses in 2017 and 2018.

Net Loss. Net loss was $6.1 million in 2017 compared to net loss of $2.7 million in 2018. The decrease in net loss was primarily attributable to the effect of fewer personnel and lower operating costs in 2018, which were partially offset by lower revenues and higher amortization of intangible assets from acquisitions in 2018.

Liquidity and Capital Resources

As of December 31, 2017, and 2018, we had cash and cash equivalents of $104.2 million and $45.2 million, respectively. As of December 31, 2018, we had current and long term contractual obligations of $17.4 million, of which $10.2 million is for rent under our facility operating leases and $3.0 million is for contingent cash earnout payments related to the Telmetrics acquisition.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as amortization and depreciation, stock-based compensation, allowance for doubtful accounts and advertiser credits, and changes in working capital.

Cash provided by operating activities for the year ended December 31, 2018 of approximately $5.1 million consisted primarily of a net loss of $2.7 million adjusted for non-cash items of $5.9 million, which included depreciation and amortization, accretion of interest expense, allowance for doubtful accounts and advertiser credits, stock-based compensation, and approximately $1.9 million provided by working capital and other activities. Cash provided by operating activities for the year ended December 31, 2017 of approximately $1.7 million consisted primarily of a net loss of $6.1 million adjusted for non-cash items of $7.6 million, which included depreciation and amortization, allowance for doubtful accounts and advertiser credits, stock-based compensation, and approximately $165,000 provided by working capital and other activities.

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the years ended December 31, 2017 and 2018. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

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

For the year ended and as of December 31, 2018, amounts from these partners and agencies totaled 49% of revenue and $8.1 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 20% of total revenues for the year ended December 31, 2018 and 31% of accounts receivable as of December 31, 2018. We expect in the near to intermediate term campaign spend levels related to State Farm to be similar to modestly lower compared to recent quarters, which will result in lower total revenues and contribution. Net accounts receivable balances outstanding as of December 31, 2018 from DexYP totaled $2.4 million.

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

Cash used in investing activities for the year ended December 31, 2018 of $36.6 million was primarily attributable to cash paid for our acquisition of Telmetrics and Callcap in 2018, net of cash acquired. In November 2018, we acquired Telmetrics for $10.1 million in cash which was paid at closing and with potential future earnout consideration payments in aggregate of up to $3.0 million in cash on the 12th and 24th month anniversaries of the closing.  Also, in November 2018, we acquired Callcap for approximately $35.0 million, including cash of approximately $25.0 million and 3.4 million shares of Class B common stock valued at approximately $10.0 million, to be issued over the four-year period following the acquisition date. Cash used in investing activities for the year ended December 31, 2017 of $1.6 million was primarily attributable to purchases for property and equipment.

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

Cash used in financing activities for the year ended December 31, 2018 of approximately $27.4 million was primarily attributable to common stock dividend payments. Cash provided by financing activities for the year ended December 31, 2017 of approximately $125,000 was primarily attributable to proceeds from employee stock option exercises and the employee stock purchase plan.

We anticipate that we will need to invest working capital towards the development of our overall operations and to fund any losses from operations, and we expect that capital expenditures may increase in future periods, particularly with any increase in our operating activities. We may also pursue a significant number of acquisitions. As a result, we could experience a reduction of our cash balances or the incurrence of debt. During the first quarter of 2019, we committed $2.5 million in funding for a strategic technology initiative over the next 12 months.

In the second quarter of 2018, we provided a bank letter of credit to the lessor of our office space in Seattle, Washington in the amount of $575,000, which we fully collateralized with a certificate of deposit to the issuing bank. The letter of credit will be reduced by $100,000 annually starting in April 2019.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the years ended December 31, 2017 and 2018. In May 2018, the Company repurchased approximately 2.3 million shares of its Class B common stock for approximately $5.7 million from a former member of the Company’s board of directors. The Company’s board of directors approved the repurchase transaction and the Company retired these shares in the second quarter of 2018.

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

Based on our operating plans we believe that our resources will be sufficient to fund our operations, including any investments in strategic initiatives, for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. There can be no assurance that, if we needed additional funds, financing arrangements would be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;
•	Stock-based compensation;
•	Allowance for doubtful accounts and advertiser credits;
•	Goodwill and intangible assets; and
•	Provision for income taxes.

Revenue

We generate the majority of our revenues from advertisers for our performance based advertising services, which include the use of our call analytics technology and pay-for-call advertising products and services. Our revenue also consists of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers as well as payments from advertisers for cost per action services. Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time as the services are performed. We adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC)  Topic 606, Revenue from Contracts with Customers, (ASC 606) on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of initial application, referred to as open contracts. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605.

We generate revenue from our call analytics technology platform when advertisers pay us a fee for each call/text or call/text related data element they receive from calls or texts including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate. For our call marketplace services, advertisers or advertising service providers are charged on a pay-for-call or cost-per-action basis. For pay-for-call advertising, we generate revenue upon delivery of qualified and reported phone calls or other action to our advertisers or advertising service providers’ listing, which occurs when a mobile, online or offline user makes a phone call, clicks, or completes a specified action on any of their advertisements after it has been placed by us or by our distribution partners. Each qualified phone call or specified action on an advertisement listing represents a completed transaction. For cost-per-action services, we generate revenue when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third-party website in our distribution network to an advertiser website and completes the specified action.

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

Stock-Based Compensation

FASB ASC Topic 718, Compensation – Stock Compensation (ASC 718) requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock issuances, and restricted stock units be based on estimated fair values. We account for forfeitures as they occur. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method.

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

Although the fair value of stock-based awards is determined in accordance with ASC 718, Compensation – Stock Compensation the assumptions used in calculating fair value of stock-based awards and the use of the Black-Scholes option pricing model is highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 5(b). Stock Option Plan in the Notes to Consolidated Financial Statements for additional information.

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

We apply the provisions of the FASB ASC Topic 350, “Intangibles - Goodwill and Other” (ASC 350) whereby assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead test for impairment at least annually. ASC 350 also requires that intangible assets with definite useful lives be amortized over the respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360.

Goodwill is tested annually on November 30 for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The provisions of the accounting standard for goodwill and other intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of common stock and market capitalization. If our stock price were to trade below book value per share for an extended period of time and/or we experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values, and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We cannot accurately predict the amount and timing of any impairment of goodwill. Should the value of goodwill become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2019.

Any future impairment charges could have a material adverse effect on our financial results.

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. On January 1, 2017, previously unrecognized excess tax benefits of $3.7 million were recorded to accumulated deficit and an increase to our deferred tax assets with a corresponding change to the valuation allowance as a result of the adoption of ASU 2016-09. This resulted in no net impact to equity due to the Company’s full valuation allowance. We also adopted ASU 2015-17, on January 1, 2017, which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The adoption of this standard did not have any impact on the Company’s financial statements due to the full valuation allowance recorded on our deferred taxes. Uncertain tax positions as of December 31, 2017 and 2018 amounted to $1.1 million and $1.2 million, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") was signed into law making significant changes to U.S. federal corporate income tax law. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 34% to 21% for years beginning after December 31, 2017, limitation on the utilization of NOLs arising after December 31, 2017, and imposing a one-time mandatory deemed repatriation tax on accumulated earnings of foreign subsidiaries for the year ended December 31, 2017. The reduction in the U.S. federal corporate tax rate decreased the Company’s net deferred tax balances by $14.4 million, which was fully offset by a corresponding decrease to its deferred tax valuation allowance. The Company does not expect to pay U.S. federal cash taxes due to an accumulated deficit in foreign earnings for tax purposes related to the one-time mandatory deemed repatriation tax on foreign earnings. The Company recorded its provision for income taxes in accordance with the 2017 Tax Act with no material changes made to positions considered provisional as of December 31, 2017.

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2017 and December 31, 2018. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

As of December 31, 2018, our federal NOL carryforwards were approximately $79.6 million for income tax purposes, and federal research and development credit carryforwards of $5.0 million for income tax purposes, which are potentially available to offset future tax liabilities. As of December 31, 2018, our state, city, and other foreign jurisdiction NOL carryforwards were approximately $6.4 million, which begin to expire in 2025.

In addition, at December 31, 2017 and 2018, we have certain federal NOL carryforwards of approximately $1.7 million, which prior to the 2017 Tax Act were set to begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred related to these specific NOL carryforwards, and that the utilization is limited such that substantially all of these NOL carryforwards will likely never be utilized. Accordingly, we have not included these federal NOL carryforwards in its deferred tax assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company under SEC Regulations, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Marchex, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Seattle, Washington

March 18, 2019

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Marchex, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Marchex, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 18, 2019, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to change in accounting principle.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As discussed in Management’s Report on Internal Control Over Financial Reporting, in November 2018, the Company acquired Telmetrics, Inc. (“Telmetrics”) and SITA Laboratories (d/b/a Callcap) (“Callcap”). For the purposes of assessing internal control over financial reporting, management excluded Telmetrics and Callcap, whose financial statements constitute approximately 3% of the Company’s consolidated total assets (excluding $45.1 million of goodwill and intangible assets, which were integrated into the Company’s control environment) and approximately 3% of consolidated revenue as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting of Telmetrics and Callcap.

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

/s/ Moss Adams LLP

Seattle, Washington

March 18, 2019

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$104,190	$45,230
Accounts receivable, net	14,860	16,198
Prepaid expenses and other current assets	2,041	2,657
Total current assets	121,091	64,085
Property and equipment, net	2,405	2,921
Other assets, net	326	917
Goodwill	—	24,442
Intangible assets from acquisitions, net	—	20,697
Total assets	$123,822	$113,062
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,928	$5,968
Accrued expenses and other current liabilities	5,585	5,807
Current portion of acquisition-related liabilities	—	1,215
Deferred revenue and deposits	313	1,782
Dividends payable	21,907	—
Total current liabilities	32,733	14,772
Other non-current liabilities	1,090	1,287
Deferred tax liabilities	—	1,531
Non-current portion of acquisition-related liabilities	—	446
Total liabilities	33,823	18,036
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 137,500 shares;
Class A: 12,500 shares authorized; 5,056 shares issued and outstanding, at December 31, 2017 and 2018	53	53
Class B: 125,000 shares authorized; 38,736 shares issued and outstanding at December 31, 2017, including 710 shares of restricted stock; and 36,965 shares issued and outstanding, at December 31, 2018, including 574 shares of restricted stock	387	370
Additional paid-in capital	343,268	350,801
Accumulated deficit	(253,709)	(256,198)
Total stockholders’ equity	89,999	95,026
Total liabilities and stockholders’ equity	$123,822	$113,062

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2017	2018
Revenue	$90,291	$85,251
Expenses:
Service costs (1)	49,339	47,804
Sales and marketing (1)	15,652	13,788
Product development (1)	18,094	15,423
General and administrative (1)	13,567	10,881
Amortization of intangible assets from acquisitions (2)	—	781
Acquisition related costs	—	462
Total operating expenses	96,652	89,139
Loss from operations	(6,361)	(3,888)
Interest income and other, net	316	1,054
Loss before provision for income taxes	(6,045)	(2,834)
Income tax expense (benefit)	42	(156)
Net loss	(6,087)	(2,678)
Dividends applicable to participating securities	(355)	—
Net loss applicable to common stockholders	$(6,442)	$(2,678)
Basic and diluted net loss per Class A share applicable to common stockholders	$(0.16)	$(0.06)
Basic and diluted net loss per Class B share applicable to common stockholders	$(0.15)	$(0.06)
Dividends per share	$0.50	$—
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	5,056	5,056
Class B	37,657	37,390
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	5,056	5,056
Class B	42,713	42,446
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions:
Service costs	$—	$302
Sales and marketing	—	295
Product development	—	—
General and administrative	—	184
Total	$—	$781

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2016	5,056	$53	38,004	$380	—	—	$360,422	$(247,584)	$113,271
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	971	9	(239)	(2)	118	—	125
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	4,597	—	4,597
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	—	—	38	(38)	—
Retirement of treasury stock	—	—	(239)	(2)	239	2	—	—	—
Common stock cash dividends declared	—	—	—	—	—	—	(21,907)	—	(21,907)
Net loss	—	—	—	—	—	—	—	(6,087)	(6,087)
Balances at December 31, 2017	5,056	$53	38,736	$387	—	—	$343,268	$(253,709)	$89,999
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	563	6	—	—	130	—	136
Stock compensation from options and restricted stock, net of forfeitures							3,040		3,040
Repurchase of Class B common stock	—	—	—	—	(2,334)	(5,673)	—	—	(5,673)
Retirement of treasury stock	—	—	(2,334)	(23)	2,334	5,673	(5,650)	—	—
Deferred issuance of Class B common stock in connection with acquisition	—	—	—	—	—	—	10,017	—	10,017
Cumulative effect of a change in accounting principle related to revenue recognition	—	—	—	—	—	—	—	189	189
Net loss	—	—	—	—	—	—	—	(2,678)	(2,678)
Common stock cash dividends	—	—	—	—	—	—	(4)	—	(4)
Balances at December 31, 2018	5,056	$53	36,965	$370	—	—	$350,801	$(256,198)	95,026

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2017	2018
Cash flows from operating activities:
Net loss	$(6,087)	$(2,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	2,791	2,598
Accretion of interest expense	—	50
Allowance for doubtful accounts and advertiser credits	226	399
Deferred income taxes	—	(185)
Stock-based compensation	4,597	3,040
Change in certain assets and liabilities:
Accounts receivable, net	3,836	254
Prepaid expenses, other current assets, and other assets	48	76
Accounts payable	(1,963)	618
Accrued expenses and other current liabilities	(1,763)	(211)
Deferred revenue and deposits	(36)	1,087
Other non-current liabilities	43	3
Net cash provided by operating activities	1,692	5,051
Cash flows from investing activities:
Purchases of property and equipment	(1,562)	(1,651)
Purchases of intangibles and changes in other non-current assets	(15)	(577)
Cash paid for acquisitions	—	(34,335)
Net cash used in investing activities	(1,577)	(36,563)
Cash flows from financing activities:
Repurchase of Class B common stock for treasury stock	—	(5,673)
Common stock dividends payments	—	(21,911)
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	125	136
Net cash provided by (used in) financing activities	125	(27,448)
Net increase (decrease) in cash and cash equivalents	240	(58,960)
Cash and cash equivalents at beginning of period	103,950	104,190
Cash and cash equivalents at end of period	$104,190	$45,230
Supplemental disclosure of cash flow information:
Cash received (paid) during the period for income taxes, net of refunds	16	(49)
Cash received during the period for interest, net	297	1,074
Supplemental disclosure of non-cash investing and financing activities:
Deferred issuance of Class B common stock in connection with acquisition	$—	$10,017
Common stock cash dividends declared and not paid	21,907	—
Leasehold improvement incentive recorded in other current/non-current assets and other non-current liabilities	553	113
Property and equipment acquired in accounts payable and accrued expenses	88	33
Acquisition-related liabilities not paid	—	1,509
Retirement of treasury stock	—	5,650

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a call analytics company that helps businesses connect, drive, measure, and convert callers into customers. The Company provides products and services for businesses of all sizes that depend on consumer phone calls or texts to drive sales. The Company’s analytics technology can facilitate call quality and texting, analyze calls and measure the outcomes of calls. The Company also delivers performance-based, pay-for-call advertising across numerous mobile and online publishers to connect consumers with businesses over the phone.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to the current period presentation.

Acquisitions

In November 2018, we acquired Telmetrics Inc. (“Telmetrics”), an enterprise call and text tracking and analytics company, and SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”), a call monitoring and analytics solutions company. See Note 8. Acquisitions of the Notes to Consolidated Financial Statements for further discussion.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2017 and 2018: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. In addition, the Company has acquisition-related liabilities which are recorded at fair value.  The fair value was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals.

Assets, liabilities and operations of foreign subsidiaries are recorded based on the functional currency of the entity. For a majority of our foreign operations, the functional currency is the U.S. dollar. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income and expense in the Consolidated Statements of Operations.

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

The allowance for doubtful accounts activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2017	499	161	34	626
December 31, 2018	626	45	23	648

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Additions charged against revenue	Credits processed and other (1)	Balance at end of period
December 31, 2017	938	65	390	613
December 31, 2018	613	352	394	571
(1)	In connection with the adoption of ASC 606 on January 1, 2018, the Company reclassified $305,000 of customer liabilities to other current liabilities in the consolidated balance sheet.

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

Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. As of the year ended December 31, 2017 the Company had no goodwill on its balance sheet. As of the year ended December 31, 2018, the Company had goodwill of $24.4 million. See Note 8. Acquisitions of the Notes to Consolidated Financial Statements for further discussion.

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

The Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, (ASC 606) on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of initial application, referred to as open contracts. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. The Company measures revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service or product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation.

The primary impact upon adoption of the standard relates to the deferral (i.e. capitalization) of incremental contract acquisition costs which are recorded as other non-current assets in the balance sheet and the recognition (i.e. amortization) of them in sales and marketing expenses in the statements of operations over the term of the initial contract and anticipated renewal contracts to which the costs relate. The Company recognized a $189,000 decrease to accumulated deficit as of January 1, 2018 for the cumulative impact of adoption of the amended guidance associated with the incremental contract acquisition costs on open contracts that were capitalized. The impact of the adoption of ASC 606 on net loss applicable to common stockholders for the year ended December 31, 2018 and on the unaudited consolidated balance sheet at December 31, 2018 was not significant.

The Company’s call analytics technology platform provides data and insights that can measure the performance of mobile, online and offline advertising for advertisers and small business resellers. The Company generates revenue from the Company’s call analytics technology platform when advertisers pay the Company a fee for each call/text or call/text related data element they receive from calls or texts including call-based ads the Company distributes through its sources of call distribution or for each phone number tracked based on a pre-negotiated rate. Revenue is recognized as services are provided over time, which is generally measured by the delivery of each call/text or call/text related data element or each phone number tracked.

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

For the year ended December 31, 2018, revenues disaggregated by service type were $78.7 million for performance based advertising services and $6.6 million for local leads services.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet as of December 31, 2018, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. During the year ended December 31, 2018, revenue recognized that was included in the contract liabilities balance at the beginning of the period was $148,000.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2018, the Company had $316,000 of net deferred contract costs and the amortization associated with these costs was $338,000 for the year ended December 31, 2018.

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

(j) Advertising Expenses

Advertising costs are expensed as incurred and include mobile and online advertising and related outside marketing activities, including sponsorships and trade shows. Such costs are included in sales and marketing. Advertising costs were approximately $1.6 million and $1.5 million for the years ended December 31, 2017 and 2018, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the U.S. federal corporate income tax law which included a decrease in the U.S. federal corporate rate from 34% to 21%. See Note 4. Income Taxes of the Notes to Consolidated Financial Statements for further discussion.

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

(n) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for advertiser credits, useful lives for property and equipment and intangible assets, valuation of intangible assets, valuation of contingent consideration transferred as a result of business combinations, the fair value of the Company’s common stock and stock option awards, the impairment of goodwill and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

(o) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during 2017 and 2018, the Company held cash equivalents in deposit sweep accounts with these same financial institutions. These Level 2 assets were fully liquidated prior to December 31, 2017 and 2018.

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

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Years ended December 31,
	2017	2018
Advertiser A	21%	23%
Advertiser B	17%	19%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of consolidated accounts receivable is as follows (in percentages):

	At December 31,
	2017	2018
Advertiser A	17%	15%
Advertiser B	31%	31%
Advertiser C	10%	*

*Less than 10% of accounts receivable

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 10% and 14% of consolidated revenue for the years ended December 31, 2017 and 2018, respectively. This same advertising agency represented 21% and 23% of accounts receivable as of December 31, 2017 and 2018, respectively. One other advertising agency represented 11% and less than 10% of accounts receivable as of December 31, 2017 and 2018, respectively.

There were no distribution partners paid more than 10% of consolidated revenue for the years ended December 31, 2017 and 2018.

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

In accordance with the two class method, the undistributed earnings (losses) for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the earnings for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on its common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed earnings (losses) on a proportionate basis. The Company paid cash dividends equally to both classes of common stock and unvested restricted shares from November 2006 through May 2015 and in December 2017, the Company declared a special cash dividend. See Note 5. Stockholders’ Equity of the Notes to Consolidated Financial Statements for further discussion.

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

The following table presents the computation of basic net loss per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2017		2018
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss	$(786)	$(5,301)	$(319)	$(2,359)
Dividends applicable to participating securities	—	(355)	—	—
Net loss applicable to common stockholders	$(786)	$(5,656)	$(319)	$(2,359)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,657	5,056	37,390
Basic net loss per share applicable to common stockholders	$(0.16)	$(0.15)	$(0.06)	$(0.06)

The following table presents the computation of diluted net loss per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2017		2018
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss	$(786)	$(5,301)	$(319)	$(2,359)
Dividends applicable to participating securities	—	(355)	—	—
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(786)	—	(319)
Net loss applicable to common stockholders	$(786)	$(6,442)	$(319)	$(2,678)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,657	5,056	37,390
Conversion of Class A to Class B common shares outstanding	—	5,056	—	5,056
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	42,713	5,056	42,446
Diluted net loss per share applicable to common stockholders	$(0.16)	$(0.15)	$(0.06)	$(0.06)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the years ended December 31, 2017 and 2018, outstanding options to acquire 5,713 and 5,511 shares, respectively, of Class B common stock.
•	For the years ended December 31, 2017 and 2018, 710 and 574 shares of unvested Class B restricted common shares, respectively.
•	For the years ended December 31, 2017 and 2018, 1,161 and 690 restricted stock units, respectively.

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), an ASU which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt the ASU beginning Q1 2019 and it does not expect adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842) (ASU 2016-02), an ASU requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued Accounting Standards Update No. 2018-11, Leases (Topic 842) – Targeted Improvements (ASU 2018-11), which provides entities with an additional (and optional) transition method to adopt the new lease standard. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on January 1, 2019. The Company adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

This standard will have a material effect on the Company’s financial statements. The most significant effects relate to the recognition of new ROU assets and lease liabilities on its balance sheet for its office and operating leases and providing significant new disclosures about its leasing activities. On adoption, the Company expects to recognize additional operating lease liabilities of approximately $8.5 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases and ROU assets of approximately $7.4 million.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements (Topic 326), Financial Instruments - Credit Losses (ASU 2018-19), an ASU intended to improve the Codification or correct its unintended application. The ASU is effective upon the adoption of the amendments in Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company does not expect adoption of ASU 2018-19 and ASU 2016-13 to have a material impact on its consolidated financial statements.

(2) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Years ended December 31,
	2017 (1)	2018 (1)
Computer and other related equipment	$19,157	$18,839
Purchased and internally developed software	6,687	6,878
Furniture and fixtures	1,071	1,023
Leasehold improvements	1,168	1,275
	$28,083	$28,015
Less: accumulated depreciation and amortization	(25,678)	(25,094)
Property and equipment, net	$2,405	$2,921

(1)	Includes the original cost and accumulated depreciation of fully-depreciated fixed assets which were $21.7 million and $23.5 million at December 31, 2017 and 2018, respectively.

Depreciation and amortization expense related to property and equipment was approximately $2.8 million and $1.5 million for the years ended December 31, 2017 and 2018, respectively.

(3) Commitments and Contingencies

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

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2019	$1,569	$3,524	$5,093
2020	1,613	425	2,038
2021	1,643	248	1,891
2022	1,613	4	1,617
2023 and after	3,804	—	3,804
Total minimum payments	$10,242	$4,201	$14,443

In June 2017, the Company entered into an amendment to the lease agreement originally dated in June 2009 and as amended to date, with respect to office space in Seattle, Washington. The amendment extends the lease term for a period of 84 months expiring on March 31, 2025 and reduces the leased office space starting on September 1, 2017. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, the lessor will pay towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company may use up to approximately $180,000 of any unused landlord contribution as a credit against any payment obligation under the lease. In 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which will be reduced by $100,000 annually starting in April 2019. The letter of credit is collateralized by a $575,000 certificate of deposit which is restricted in use and is included in other assets in the Company’s condensed consolidated balance sheet as of December 31, 2018.

Rent expense incurred by the Company was approximately $2.0 and $1.5 million for the years ended December 31, 2017 and 2018, respectively.

In connection with the Telmetrics acquisition in 2018, the Company has an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The estimated fair value of the contingent consideration arrangement is approximately $1.5 million and is recorded on the balance sheet in acquisition-related liabilities.

During the first quarter of 2019, the Company committed $2.5 million in funding for a strategic technology initiative over the next 12 months.

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

(4) Income Taxes

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

The components of loss from operations before provision for income taxes consist of the following (in thousands):

	Years ended December 31,
	2017	2018
United States	$(6,022)	$(2,312)
Foreign	(23)	(522)
Loss before provision for income taxes	$(6,045)	$(2,834)

The provision for income taxes for the Company consists of the following (in thousands):

	Years ended December 31,
	2017	2018
Current federal provision
Federal	$—	$(48)
State	42	30
Deferred provision (benefit)
Foreign	—	(138)
Total income tax expense (benefit)	$42	$(156)

Income tax expense from operations differed from the amounts computed by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following (in thousands):

	Years ended December 31,
	2017	2018
Income tax benefit at U.S. statutory rate	$(2,055)	$(595)
State taxes, net of valuation allowance	28	24
Stock-based compensation (1)	2,396	378
Impact of 2017 Tax Act	14,413	—
Valuation allowance	(14,638)	(83)
Research tax credits	(156)	(13)
Other expenses	54	133
Total income tax expense (benefit)	$42	$(156)

(1)	Includes non-deductible stock-based compensation and excess tax benefits and shortfalls from stock-based compensation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below and reflects the 34% and 21% U.S. federal statutory rate for 2017 and 2018, respectively (in thousands):

	As of December 31,
	2017	2018
Deferred tax assets:
Accrued liabilities not currently deductible	$721	$612
Intangible assets-excess of financial statement over tax amortization	939	873
Goodwill recognized on financial statements in excess of tax amortization	3,750	2,494
Stock-based compensation	1,680	1,894
Federal net operating losses	15,887	17,639
State, local and foreign net operating loss carryforwards	5,403	6,395
Research & experimental tax and other credit carryforwards	3,832	3,888
Other	456	1,320
Gross deferred tax assets	32,668	35,115
Valuation allowance	(32,668)	(35,057)
Net deferred tax assets	$—	$58
Deferred tax liabilities:
Intangible assets-excess of tax over financial statement amortization	—	(1,589)
Net deferred tax liabilities	$—	$(1,531)

On January 1, 2017, the Company adopted ASU 2016-09 and recorded previously unrecognized tax benefits of $3.7 million to accumulated deficit with a corresponding increase to the valuation allowance on deferred tax assets. ASU 2016-09 requires excess tax benefits and shortfalls to be recognized as a component of income tax expense.

As of December 31, 2018, the Company’s federal NOL carryforwards were approximately $79.6 million and federal research and development credit carryforwards of $5.0 million for income tax purposes, which are potentially available to offset future tax liabilities. As of December 31, 2018, the Company’s state, city, and other foreign jurisdiction NOL carryforwards were approximately $6.4 million, which begin to expire in 2025.

In addition, at December 31, 2017 and 2018, the Company had certain federal NOL carryforwards of approximately $1.7 million, which prior to the 2017 Tax Act were set to begin to expire in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred related to these specific NOL carryforwards, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will likely never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

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

At December 31, 2017 and 2018, the Company recorded a valuation allowance of $32.7 million, and $35.1 million, respectively, against its federal, state, city and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized. The net change in the total valuation allowance for each of the years ended December 31, 2017 and 2018 was $(12.1) million and $2.4 million, respectively. The decrease in the valuation allowance in 2017 was primarily a result of the 2017 Tax Act which reduced the U.S. federal corporate tax rate from 34% to 21%. This resulted in a decrease in the Company’s deferred tax balances of $14.6 million with a corresponding decrease in the valuation allowance.

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The Company incurred taxable losses in 2016, 2017, and 2018. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. Resolution of uncertain tax positions will impact the Company’s effective tax rate when settled. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The following table summarizes activity related to tax contingencies from January 1, 2017 to December 31, 2018 which are recorded as an offset to deferred tax assets (in thousands):

Gross tax contingencies—December 31, 2016	$1,070
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$52
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—
Gross tax contingencies—December 31, 2017	$1,122
Gross increases to tax positions associated with prior periods	$—
Gross increases to current period tax positions	$36
Gross decreases to tax positions associated with prior periods	$—
Settlements	$—
Lapse of statute of limitations	$—
Gross tax contingencies—December 31, 2018	$1,158

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2012 are within the statute of limitations and are under examination or may be subject to examination.

(5) Stockholders’ Equity

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

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the year ended December 31, 2017, the Company repurchased 239,000 shares of Class B common stock for approximately $2,000. During the year ended December 31, 2018, the Company repurchased approximately 2.3 million shares of its Class B common stock for approximately $5.7 million from a former member of the Company’s board of directors. The Company’s board of directors approved the repurchase transaction and the Company retired these shares in 2018. During the year ended December 31, 2017, the Company’s board of directors authorized the retirement of 239,000 shares of the Company’s Class B common stock, all of which have been repurchased by the Company. Shares repurchased but not yet retired by the Company are classified as treasury stock on the consolidated balance sheet before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

In December 2017, the Company declared a special cash dividend in the amount of $0.50 per share on its Class A and B common stock and recorded a Dividends Payable of $21.9 million in its consolidated balance sheet at December 31, 2017. The Company paid the total dividend of $21.9 million in 2018.

In November 2018, the Company acquired 100% of the outstanding stock of Callcap for consideration of approximately $25 million in cash at closing and approximately 3.4 million shares of Class B common stock to be issued over the four-year period following the acquisition date. The issuance of the Class B common stock is not contingent.

(b) Stock Option Plan

The Company’s stock incentive plan (the “2012 Plan”), which was established in 2012, allows for grants of stock options, restricted stock units and restricted stock awards to eligible participants and such options may be designated as incentive or non-qualified stock options at the discretion of the 2012 Plan’s Administrative Committee. Prior to the 2012 Plan, the Company granted stock-based awards under its 2003 Amended and Restated Stock Incentive Plan (the “2003 Plan”). No further awards were made under the 2003 Plan after December 31, 2012. The 2012 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the 2012 Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2013 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, the lesser of 2,000,000 shares of Class B common stock or such number as determined by the Company’s board of directors. As a result of this provision, the authorized number of shares available under the 2012 Plan was increased by 2,189,624 and 2,101,062 on January 1, 2018 and 2019, respectively, bringing the aggregate authorized number of shares available under the 2012 plan to 17,945,220. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4-year period and restricted stock awards and units vest 25% each year annually over a 4-year period.

The Company did not grant any options with exercise prices less than the then current market value during 2017 and 2018.

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

Stock-based compensation expense was included in the following operating expense categories (in thousands):

	Twelve months ended December 31,
	2017	2018
Service costs	$515	$435
Sales and marketing	1,014	563
Product development	679	356
General and administrative	2,389	1,686
Total stock-based compensation	$4,597	$3,040

For the years ended December 31, 2017 and 2018, the income tax benefit related to stock-based compensation included in net loss was $0 for all periods.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2017 and 2018, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following assumptions were used in determining the fair value of time-vested stock options granted for the periods indicated:

	Years ended December 31,
	2017	2018
Expected life (in years)	4.00 – 6.25	4.00 – 6.25
Risk-free interest rate	1.68% –2.09%	2.54% – 2.93%
Expected volatility	54% to 56%	41% to 53%
Weighted average expected volatility	56%	49%
Expected dividend yield	0% – 3.91%	0% – 3.7%

Stock option, restricted stock award, and restricted stock unit activity during the period is as follows:

	Options and Restricted Stock available for grant (in thousands)	Number of options outstanding (in thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2017	7,762	5,713	$5.33	5.93	$604
Increase to pool January 1, 2018	2,190	—
Options granted	(897)	897	$2.83
Restricted stock granted	(445)	—
Restricted stock forfeited	402	—
Options exercised	—	(33)	$2.65
Options expired	730	(730)	$6.03
Options forfeited	336	(336)	$3.20
Balance at December 31, 2018	10,078	5,511	$4.98	5.53	$24
Options exercisable at December 31, 2018		3,777	$5.90	4.07	$9

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2017	2018
Weighted average fair value of options granted	$1.29	$1.20
Intrinsic value of options exercised (in thousands)	$11	$14
Total grant date fair value of restricted stock vested (in thousands)	$3,686	$2,845

At December 31, 2018, there was $2.0 million of unrecognized stock option compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.6 years.

During both the years ended December 2017 and 2018, gross proceeds recognized from the exercise of stock options was $89,000.

Restricted stock awards and restricted stock unit activity during the period is as follows:

	Shares/ Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	1,871	$3.25
Granted	445	2.82
Vested	(650)	4.37
Forfeited	(402)	3.34
Unvested at December 31, 2018	1,264	3.28

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

At December 31, 2018, there was $3.0 million of unrecognized restricted stock compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.1 years.

(c) Employee Stock Purchase Plan

On March 8, 2013, the Company’s board of directors adopted and in May 2013 the stockholders approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on January 1, 2014. The Company authorized an aggregate of 225,000 shares of Class B common stock for issuance under the plan to participating employees. The 2014 ESPP provides eligible employees the opportunity to purchase the Company’s Class B common stock at a price equal to 95% of the closing price on the last business day of each purchase periods. The 2014 ESPP permits eligible employees to purchase amounts up to 15% of their compensation in the purchase period, and no employee is permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period. During the year ended December 31, 2017, 9,906 shares were purchased at prices ranging from $2.58 to $3.07 per share. During the year ended December 31, 2018, 16,175 shares were purchased at prices ranging from $2.52 to $2.91 per share.

(6) 401(k) Savings Plan

The Company has a Retirement/Savings Plan (401(k) Plan) under Section 401(k) of the Internal Revenue Code, which covers those employees that meet eligibility requirements. Eligible employees may contribute up to the Internal Revenue Code prescribed maximum amounts. During 2011, the Company elected to match a portion of the employee contributions up to a defined maximum. In 2017 and 2018, cash contributions were made in the amount of $253,000 and $189,000 respectively.

(7) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the years ended December 31, 2017 and 2018, the Company operated in a single segment comprised of its performance-based advertising business focused on phone calls and its local leads platform.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows:

	Years ended December 31,
	2017	2018
United States	96%	99%
Canada	4%	1%
Other countries	*	*
	100%	100%

*	Less than 1% of revenue

(8) Acquisitions

(a) Telmetrics Acquisition:

In November  2018, the Company acquired 100% of the outstanding stock of Telmetrics, an enterprise call and text tracking and analytics company based in Canada for total consideration consisting of the following:

•	Approximately $10.1 million in cash, paid at closing; and
•	Up to $3.0 million in cash based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date.

The Company accounted for the Telmetrics acquisition as a business combination. As a result of the acquisition, the Company captured additional scale with its call analytics business and enhanced text communications product initiatives.

A summary of the consideration for the acquisition is as follows (in thousands):

Cash	$10,100
Future consideration	1,600
Total	$11,700

The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash to the former shareholders of Telmetrics based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between $0 and $3.0 million. Of the $3.0 million possible earnout, $450,000 may be paid to certain employees to the extent they remain employed by the Company on the first and second anniversaries following the acquisition date.  Such amounts have been excluded from the purchase consideration and are treated as compensation expense. The fair value of the contingent consideration arrangement of approximately $1.5 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. As of December 31, 2018, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates had not changed. The earnout liability is recorded on the balance sheet in acquisition-related liabilities.

In connection with the acquisition, a portion of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration and will ultimately be released in the event no indemnification obligations are identified. In the event any indemnification obligations are identified, the purchase price may be reduced accordingly. The consideration is preliminary pending finalization of potential working capital adjustments.

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed as of December 31, 2018 (in thousands):

Cash and cash equivalents	$359
Accounts receivable	1,274
Prepaid expenses and other current assets	586
Property and equipment	281
Identifiable intangible assets	6,351
Liabilities assumed	(885)
Deferred tax liabilities	(1,677)
Net assets acquired	6,289
Goodwill	5,411
Total	$11,700

The acquired identifiable intangible assets of approximately $6.4 million consist primarily of customer relationships, technology, tradenames, and non-compete agreements which will be amortized over 24 to 60 months (weighted average of 3.6 years) using the straight-line method. Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers and future cash flows after the acquisition of Telmetrics. The goodwill is not anticipated to be deductible for Canadian tax purposes.

(b) Callcap Acquisition:

In November 2018, the Company acquired 100% of the outstanding stock of Callcap, a call monitoring and analytics solutions company based in Kansas for total consideration of $35.0 million, consisting of the following:

•	Approximately $25.0 million in cash, and
•

3.4 million shares of Class B common stock valued at approximately $10.0 million, to be issued over the four-year period following the acquisition date. The issuance of the Class B common stock is not contingent.

The Company accounted for the Callcap acquisition as a business combination. As a result of the acquisition, the Company expanded its customer base, as well as enhanced its growth opportunities in verticals and new customer channels, such as the small business segment.

A summary of the consideration for the acquisition is as follows (in thousands):

Cash	$24,993
Fair value of equity consideration	10,017
Total	$35,010

The fair value of the 3.4 million shares of Class B common stock to be issued over the four-year period following the acquisition date, was calculated based on the closing price of Marchex’s Common Stock on Nasdaq on the acquisition date and is recorded on the Company’s balance sheet within additional paid-in capital.

In connection with the acquisition, a portion of the cash and equity consideration was (or will be on issuance) placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration and will ultimately be released in the event no indemnification obligations are identified. In the event any indemnification obligations are identified, the purchase price may be reduced accordingly.

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed as of December 31, 2018 (in thousands):

Cash and cash equivalents	$490
Accounts receivable	246
Prepaid expenses and other current assets	504
Property and equipment	93
Identifiable intangible assets	15,128
Liabilities assumed	(482)
Net assets acquired	15,979
Goodwill	19,031
Total	$35,010

The acquired identifiable intangible assets of approximately $15.1 million consist primarily of customer relationships, tradenames, technologies, and non-compete agreements, which will be amortized over their preliminary estimated useful lives ranging from 24 to 60 months (weighted average of 4.1 years) using the straight-line method. Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers and future cash flows after the acquisition of Callcap. The goodwill is deductible for federal tax purposes.

(c) Unaudited pro forma financial information (acquisitions):

The following unaudited pro forma financial information summarizes the combined results of operations of the Company, Telmetrics, and Callcap, and is based on the historical results of operations of the Company, Telmetrics, and Callcap. The pro forma information reflects the results of operations of the Company as if the acquisitions of Telmetrics and Callcap had taken place on January 1, 2017. The unaudited pro forma financial information for the year ended December 31, 2017 combine the historical results of operations for the Company, Telmetrics, and Callcap for the year ended December 31, 2017. The unaudited pro forma financial information for the year ended December 31, 2018 combine the historical results of operations for the Company for the year ended December 31, 2018 and Telmetrics and Callcap historical results of operations during the pre-acquisition period from January 1, 2018 to November 5, 2018 and November 20, 2018, respectively. The pro forma information includes adjustments for amortization of intangible assets, accretion of interest expense related to the future consideration, elimination of interest expense and income, and non-recurring acquisition related costs. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future. The aggregate amounts of Telmetrics’ and Callcap’s revenue included in the Company’s consolidated statement of operations from the acquisition date for the year ended December 31, 2018 was approximately $2.4 million and the amount of net loss was not significant.

	(Unaudited)
	(in thousands)
	Years ended December 31,
	2017	2018
Revenue	$110,905	$102,339
Net loss	(9,852)	(4,338)
Net loss applicable to common stockholders	(10,207)	(4,338)

(9) Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$12,368	$295	$12,073
Technologies	5,879	258	5,621
Non-compete agreements	2,559	184	2,375
Tradenames	672	44	628
Total identifiable intangible assets from acquisitions	$21,478	$781	$20,697

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3 years, 2 years, 1 - 2 years, respectively. Aggregate amortization expense incurred by the Company for the year ended December 31, 2018 was approximately $781,000. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $6.2 million in 2019, $5.7 million in 2020, $4.2 million in 2021, $2.5 million in 2022, and $2.1 million thereafter.

(10) Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2018 are as follows (in thousands):

Balance as of December 31, 2016 and 2017	$—
Callcap acquisition	19,031
Telmetrics acquisition	5,411
Balance as of December 31, 2018	$24,442

We perform our annual impairment testing on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. No impairment of goodwill has been identified in 2018. The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant changes in competition and market dynamics; significant and sustained declines in the Company’s stock price and market capitalization; a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate. These estimates and circumstances are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition, volatility in financial markets, or changes in the share price of the Company’s common stock and market capitalization.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and our principal financial officer has concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The scope of management’s assessment as of December 31, 2018, did not include an assessment of the internal controls over financial reporting for Telmetrics, Inc. (“Telmetrics”) and SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”), which both were acquired in November 2018. Telmetrics and Callcap in aggregate constituted approximately 3% of both our consolidated total assets as of December 31, 2018 and our consolidated revenues for the year ended December 31, 2018.  Management did not assess the effectiveness of internal control over financial reporting of these entities because of the timing of the acquisitions during the fiscal year.

(b) Report of the registered public accounting firm

The report of Moss Adams LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2019 annual meeting of stockholders (the “2019 Proxy Statement”), or an amendment to this 10-K, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the Company’s fiscal year ended December 31, 2018.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2019 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2019 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2019 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2019 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
1.	The following reports and financial statements are included in Part II, Item 8 of this Form 10-K:
•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2017 and 2018;
•	Consolidated Statements of Operations for the years ended December 31, 2017 and 2018;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2018;
•	Consolidated Statements of Cash Flow for the years ended December 31, 2017 and 2018; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules

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

2.2

Agreement and Plan of Merger, dated as of August 9, 2007, by and among Registrant, VoiceStar, Inc., and the Shareholders of VoiceStar, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 14, 2018).

2.3

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

++2.4

Asset Purchase Agreement dated as of April 21, 2015, by and among NameFind LLC, GoDaddy.com, LLC, Marchex Sales, LLC and Marchex (incorporated by reference to Exhibit 2.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2015).

+†2.5

Share Purchase Agreement, dated as of November 5, 2018, by and among the Registrant, Marchex CA Corporation, Telmetrics Inc., the Sellers and with respect to Articles I and IX only,the Stockholder Representatives.

+†2.6	Share Purchase Agreement, dated as of November 20, 2018, by and among the Registrant, Sita Laboratories, Inc., the Sellers and the Stockholder Representative.

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

*10.2	Form of Retention Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 14, 2018).

++10.3

Master Services and License Agreement dated as of October 1, 2007, by and between MDNH, Inc. and YellowPages.com LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 14, 2018).

*10.4

Form of First Amendment to Retention Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

Exhibit Number	Description of Document
*10.5

Revised Form of Retention Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

10.6

Amended and Restated Lease effective as of June 5, 2009, between 520 Pike Street, Inc. and the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

*10.7

Form of Executive Officer Stock Option Agreement (2003 Amended and Restated Stock Incentive Plan) (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

++10.8

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

*10.9

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

*10.13	Marchex, Inc. 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on July 10, 2017).

†††*10.14	Marchex, Inc. 2014 Employee Stock Purchase Plan.

†††*10.15	Form of Incentive Stock Option Notice and Agreement (2012 Stock Incentive Plan).

†††*10.16	Form of Nonstatutory Stock Option Notice and Agreement (2012 Stock Incentive Plan).

†††*10.17	Form of Restricted Stock Agreement (2012 Stock Incentive Plan).

†††*10.18	Form of Restricted Stock Units Notice and Agreement (2012 Stock Incentive Plan).

++†††10.19

Amendment No. 2 to Master Services and License Agreement, effective as of July 1, 2013, by and between Marchex Sales LLC, a Delaware limited liability company, and YellowPages.com LLC, a Delaware limited liability company.

†††*10.20	Form of Indemnity Agreement (Section 16 Executive Officers and Directors).

++10.21

Pay-For-Call Distribution Agreement, by and between Yellowpages.com LLC, a Delaware limited liability company (d/b/a AT&T Interactive) and Marchex Sales, Inc., a Delaware corporation, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014).

Exhibit Number		Description of Document
++10.22

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

++10.23

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

++10.24

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

+10.25

Terms and Conditions For Pay-For-Call Advertising for Resolution Media Clients, by and between Marchex Sales, LLC (f/k/a Marchex Sales, Inc.) and Resolution Media Inc., dated September 7, 2010 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

+10.26	26

Marchex Call Marketplace Insertion Order (State Farm – Auto Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated December 22, 2015 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

+10.27

Marchex Call Marketplace Insertion Order Amendment No. 1 (State Farm – Auto Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated January 20, 2016 (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

+10.28

Marchex Call Marketplace Insertion Order (State Farm – Life Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated December 24, 2015 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

+10.2	9

Marchex Call Marketplace Insertion Order Amendment No. 1 (State Farm – Life Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated January 20, 2016 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

*10.30

Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Michael Arends and the Registrant (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016).

*10.31

Amended and Restated Executive Employment Agreement effective as of April 21, 2016, by and between Ethan Caldwell and the Registrant (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016).

*10.32

Separation Agreement dated May 11, 2016, by and between Russell C. Horowitz and the Registrant incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016).

Exhibit Number	Description of Document
10.33

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

++10.34

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

*10.35

First Amendment to Agreement dated May 12, 2017, by and between Russell C. Horowitz and the Company (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017).

10.36

Amendment No. 3 to Amended and Restated Lease dated June 27, 2017, between 520 Pike Street, Inc. and the Registrant (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017).

++10.37

Amendment No. 5 to the Master Services and License Agreement, effective January 1, 2018, by and between Marchex Sales, LLC, a Delaware limited liability company (formerly, Marchex Sales, Inc.) and Dex Media, Inc., successor in interest to YellowPages.com LLC (formerly d/b/a AT&T Interactive or ATTi) (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

++10.38

Dex Media Call Advertising Program Agreement, effective October 24, 2017, by and between Dex Media, Inc., a Delaware corporation, and Marchex Sales, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

++10.39

Master Services Agreement, dated January 1, 2018, by and between Marchex Sales, LLC, a Delaware limited liability company and Dex Media, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

++10.40

Statement of Work No. 1, effective January 1, 2018, by and between Dex Media, Inc. and Marchex Sales, LLC pursuant to the Master Services Agreement, dated January 1, 2018, by and between Dex Media, Inc. and Marchex Sales, LLC (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

10.41

Stock Repurchase Agreement, dated as of May 31, 2018, by and between the Registrant and Nicolas Hanauer, as Selling Stockholder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2018).

†10.42

Amendment No. 6 to Master Services and License Agreement, effective as of December 31, 2018, by and between Marchex Sales, LLC, a Delaware limited liability company (formerly, Marchex Sales, Inc.) and Dex Media, Inc., successor in interest to YellowPages.com LLC (formally d/b/a AT&T Interactive or ATTi).

†10.43

Amendment No. 4 to Pay-For-Call Distribution Agreement, effective as of December 31, 2018, by and between Marchex Sales, LLC, a Delaware limited liability company (formerly, Marchex Sales, Inc.) and Dex Media, Inc., successor in interest to YellowPages.com LLC (formally d/b/a AT&T Interactive or ATTi).

+†10.44	Research Services Agreement effective December 1, 2017, by and between Telmetrics Inc. and Dex Media, Inc.

Exhibit Number	Description of Document

16.1	Letter from KPMG LLP to the SEC dated June 28, 2017 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2017).

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Moss Adams LLP.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31(i)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101. INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(+)

Certain information in this agreement has been omitted and filed separately with the Securities and Exchange Commission (“SEC”).  Confidential treatment has been requested with respect to the omitted portions.

(+)(+)	Certain information in this agreement has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.
†††	Refiled herewith pursuant to Regulation S-K Item 10.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 18, 2019.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Michael A. Arends Chief Financial Officer and member of the Office of the CEO (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Arends, as his or her attorney-in-fact, with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact, and with full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/S/ MICHAEL A. ARENDS	March 18, 2019
Michael A. Arends Chief Financial Officer and member of the Office of the CEO (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)

/S/ RUSSELL C. HOROWITZ	March 18, 2019
Russell C. Horowitz Executive Director and member of the Office of the CEO

/S/ DENNIS CLINE	March 18, 2019
Dennis Cline Director

/S/ ANNE DEVEREUX – MILLS	March 18, 2019
Anne Devereux – Mills Chairman and Director

/S/ M. WAYNE WISEHART	March 18, 2019
M. Wayne Wisehart Director