Form 10-K/A
period 2018-12-31
MARCHEX INC
filed 2019-04-30
CIK 1224133

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class B common stock on The NASDAQ Stock Market on June 30, 2018 was $103,876,348.

The number of shares of Registrant’s Class A common stock outstanding as of April 24, 2019 was 5,056,136. The number of shares of Registrant’s Class B common stock outstanding as of April 24, 2019 was 37,241,003.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

Marchex, Inc. (the “Company,” “we,” “us,” “our,” or “Marchex”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 18, 2019. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2019 Annual General Meeting of Stockholders. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Form 10-K, Part III, Items 10 through 14 of our Form 10-K are hereby amended and restated in their entirety. In addition, a new certification of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached dated as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

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

Directors

The Board of Directors currently consists of four (4) individuals. Directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The names and the respective ages of our directors are set forth below:

Name	Age	Position	Director Since
Dennis Cline (1)(2)(3)	58	Director	May 2003
Donald Cogsville (1)(2)(3)	53	Director	April 2019
Russell C. Horowitz	52	Executive Chairman and member of the Office of the CEO	August 2017
M. Wayne Wisehart (1)(2)(3)	73	Director	November 2008
(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee

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

Donald Cogsville. Mr. Cogsville has served as a member of our Board of Directors since April 2019.  Mr. Cogsville is the Chief Executive Officer of The Cogsville Group, LLC, a New York-based, private equity real estate investment firm founded in 2007.  Mr. Cogsville began his career as an attorney in the Structured Finance Group at Skadden, Arps, Slate, Meagher & Flom LLP. Subsequently, Mr. Cogsville joined the Leveraged Finance Group at Merrill Lynch as an investment banker.  Additionally, Mr. Cogsville serves or has served on the Board of Visitors of University of North Carolina, The New York Urban League, Jazz at Lincoln Center, The Amsterdam News Editorial Board and founded the non-partisan voter registration initiative, Citizen Change. Mr. Cogsville received his J.D. from Rutgers School of Law and his B.A. from University of North Carolina at Chapel Hill. Mr. Cogsville brings extensive operational, finance and transactional experience to the board.

Russell C. Horowitz. Mr. Horowitz is a founder of our Company and has served as our Executive Chairman since April 2019 and as a member of the Office of the CEO since October 2016. Previously, Mr. Horowitz served as our Executive Director since August 2017.  Immediately prior, Mr. Horowitz, served as a consultant to the Company from May of 2016 through August 2017. Prior to serving as a consultant to the Company, Mr. Horowitz served as Executive Director from February 2015 to May 2016 and as CEO, Treasurer and Chairman of the Board from inception to February 2015. Mr. Horowitz was previously a founder of Go2Net, a provider of online services to merchants and consumers, including merchant Web hosting, online payment authorization technology, and Web search and directory services. He served as its Chairman and Chief Executive Officer from its inception in February 1996 until its merger with InfoSpace in October 2000, at which time Mr. Horowitz served as the Vice Chairman and President of the combined company through the merger integration process. Additionally, Mr. Horowitz served as the Chief Financial Officer of Go2Net from its inception until May 2000. Prior to Go2Net, Mr. Horowitz served as the Chief Executive Officer and a director of Xanthus Management, LLC, the general partner of Xanthus Capital, a merchant bank focused on investments in early-stage companies, and was a founder and Chief Financial Officer of Active Apparel Group, now Everlast Worldwide. Mr. Horowitz received a B.A. in Economics from Columbia College of Columbia University. Mr. Horowitz brings historic knowledge and continuity together with extensive operational and industry expertise to the board.

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

Executive Officers

Our executive officers, their positions with the Company and their respective ages, are as follows:

Name	Age	Position
Michael Arends	48	Chief Financial Officer and member of the Office of the CEO
Russell C. Horowitz	52	Executive Chairman and member of the Office of the CEO

Biographical information for our executive officer who also serves as a director is set forth above. Biographical information for our other executive officer is set forth below.

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

Based solely on review of the copies of such reports the Company has received, or written representations that no other reports were required for those persons, the Company believes that its directors, officers and 10% stockholders complied with all applicable filing requirements during 2018.

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

Audit Committee

The Audit Committee is currently comprised of Messrs. Cline, Cogsville and Wisehart (Chair). Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members and each member of the Audit Committee is an Audit Committee financial expert, as defined in the rules of the Securities and Exchange Commission. The Audit Committee operates under a charter that is available on our website at www.marchex.com. The functions of the Audit Committee include reviewing, with the Company’s independent registered public accounting firm, the scope and timing of the independent registered public accounting firm’s services, the independent registered public accounting firm’s report on the Company’s consolidated financial statements and internal control over financial reporting following completion of the Company’s audits, and the Company’s internal accounting and financial control policies and procedures, and making annual recommendations to the Board of Directors for the appointment of independent registered public accounting firm for the ensuing year. The Audit Committee held eight meetings and took action by written consent on six occasions during the fiscal year ended December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Role of Stockholder Say-on-Pay Votes

In August 2017, we held a stockholder advisory vote to approve the compensation of our named executive officers (the “say-on-pay proposal”). Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 89% of stockholder votes cast in favor of the say-on-pay proposal. The Compensation Committee believes this affirms the stockholders’ support of our approach to executive compensation, and did not change its approach in 2018.

The Compensation Committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the named executive officers.

Overview

We established an Office of the CEO in October 2016 which currently consists of Michael Arends and Russell C. Horowitz. The Office of the CEO performs the duties and responsibilities of the CEO. Our “named executive officers”, or “NEOs”, are:

Michael Arends	Chief Financial Officer and member of the Office of the CEO
Russell C. Horowitz	Executive Chairman and member of the Office of the CEO
Ethan Caldwell	Former Chief Administrative Officer, General Counsel, Secretary and former member of the Office of the CEO, who ceased serving as an executive officer of the Company in December 2018

You can find detailed information regarding the compensation we paid to our NEOs in the tables that begin on page 7.

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

Role of a Compensation Consultant

The duties of any compensation consultant we engage are generally to evaluate executive compensation, perform an analysis on realized pay alignment with financial and stock performance, discuss general compensation trends, provide competitive market practice data and benchmarking, participate in the design and implementation of certain elements of the executive compensation program and assist our Office of the CEO in developing compensation recommendations to present to the Compensation Committee for the executive officers other than the members of the Office of the CEO. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors. The compensation consultant does not make specific recommendations on individual amounts for the executive officers or the independent directors, nor does the consultant determine the amount or form of executive and director compensation.

In February 2016, the Compensation Committee engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent compensation consultant. The Compensation Committee conducted an assessment of Pearl Meyer’s independence relative to standards prescribed by the SEC and determined that no conflicts existed. Historically, the Company has not used a compensation consultant for executive compensation matters and the Company did not use a compensation consultant for the 2017 and 2018 period.

NEO Compensation for 2018

Our Compensation Committee in reviewing our executive compensation packages assesses salary, salary history, the number and value of shares owned by our executives, prior equity grants and vesting and exercise history. The Compensation Committee also considers data regarding compensation paid at public media, internet and technology-based companies of comparable size to our Company and which could compete for the services of our NEOs. Although the compensation practices of our competitors instruct our review, we use that data only to gain perspective and do not “benchmark” our compensation to any particular level. The Compensation Committee consults with outside counsel in its review.

Competitive Positioning

The Compensation Committee periodically reviews competitive data regarding compensation at various comparable peer companies. We do not benchmark compensation levels to fall within specific ranges compared to selected peer groups in our industry. We use the information developed by management and counsel using proxy data for peer group companies to gain a general understanding of current compensation practices.

Base Salary

The 2018 salaries shown in the Summary Compensation Table on page 7 were set by our Compensation Committee based on the compensation review discussed above, as well as a consideration of each NEO’s total compensation package including prior equity grants, exercise history, and existing stock ownership. Base salaries are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. Our goal is to provide competitive base pay levels. Historically, the Compensation Committee considered our desire to maintain cash remuneration as a relatively small portion of overall compensation. In addition, the Compensation Committee considered each NEO’s skills, experience, level of responsibility, performance and contribution to our Company. The Compensation Committee also took into account in conjunction with the NEO’s specific areas of responsibilities and objectives, each NEO’s contribution to the Company’s overall success as a member of the management team. The Compensation Committee considers the relative compensation levels among all the members of the management team to ensure the Company’s executive compensation programs are internally consistent and equitable. All salaries are reviewed at least annually and subject to future adjustment by the Compensation Committee.

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

On August 21, 2018, the Compensation Committee granted stock options to Mr. Arends for our Class B common stock under the 2012 Stock Plan (with time-based vesting), based on the compensation review discussed above. The Compensation Committee determined the size of Mr. Arends’ equity grant based on a consideration of his existing stock ownership and outstanding equity grants awarded in prior years. Given its vesting schedule, we believe that this equity grant will help further motivate Mr. Arends to continue to focus on the long-term success of our business enterprise. You can find more information regarding this grant, including its vesting schedule, by referring to our Outstanding Equity Awards at 2018 Fiscal Year-End Table on pages 8-9.

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

The Compensation Committee determined that for the 2018 fiscal period, a maximum aggregate bonus pool of $776,328 would be available for award to plan participants based upon the achievement of updated revenue and adjusted OIBA targets at the highest threshold. The participants for the 2018 fiscal period were Michael Arends, Ethan Caldwell and Russell Horowitz. The target bonus payout percentages were 25 to 175% based on the performance target category and were based on achieving specified revenue (new revenue and total revenue) and adjusted OIBA targets for the 2018 fiscal year with each target category weighted 33 1/3%.

The Compensation Committee elected to use these revenues and adjusted OIBA targets because it believes that such targets most accurately reflect our growth and improvements in our corporate performance without the impact of certain non-

cash and non-recurring expenses which the Company does not regard as ongoing costs of doing business. The Compensation Committee set a range of specific revenue and adjusted OIBA targets based on a review of our actual revenue and adjusted OIBA for the fiscal year ended December 31, 2017 and our budgeted revenue and adjusted OIBA for the 2018 fiscal year. At the low end of the range, the targets were intended to be difficult but realistic given our expectations regarding corporate performance. The high end of the range, intended to reflect “optimum” Company performance, were set in consideration of our projected financial results and were considered “stretch” goals.

The Compensation Committee also has absolute discretion to award no bonuses at all even if the highest target is achieved. It is our intention that any such bonus payments would still constitute a relatively small percentage of our NEO compensation so that the bulk of their compensation package will remain dependent on our long-term growth. For 2018, the Compensation Committee awarded cash bonuses under the Incentive Plan in the amount of $22,878 to Mr. Horowitz, $68,438 to Mr. Caldwell, and $377,825 to Mr. Arends.

Cash Bonuses

On August 21, 2017, the Compensation Committee separately approved the following performance cash bonus parameters applicable to Mr. Horowitz: performance cash bonuses subject to the execution of certain customer or partner contracts with each contract exceeding certain annualized minimum contract values and assuming continued employment at each such payment date (a) in the amount of $250,000 (the “First Performance Payment”) if such conditions are met on or before December 31, 2017, and (b) additional incremental performance cash bonuses in two tranches of $125,000 each, if such incremental performance conditions are met for one or both tranches on or before August 31, 2018 (collectively, the “Second Performance Payments”). The First Performance Payment and Second Performance Payment parameters were met and such amounts were paid to Mr. Horowitz in 2017 and 2018, respectively.

Risk Assessment of Compensation Policies and Practices

We believe our compensation policies and practices do not promote imprudent risk taking. In this regard, we note the following: (i) our annual incentive compensation is based on balanced performance metrics that promote disciplined progress towards longer-term Company goals; (ii) we do not offer short-term incentives that might drive high-risk investments at the expense of long-term Company value; and (iii) our compensation programs are weighted towards offering long-term incentives that reward sustainable performance, especially when considering our executive share ownership. Accordingly, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2018, are or have been an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2018, none of the Company’s executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity any of whose executive officers served on the Company’s Compensation Committee or Board of Directors.

Summary Compensation Table (1)

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2017 and 2018, as applicable, by our NEOs:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-equity compensation ($)	All Other Compensation ($) (4)	Total ($)
Michael Arends	2018	297,500	—	—	93,160	377,825	10,160	778,645
Chief Financial Officer and	2017	294,063	150,000	216,750	181,700	278,438	13,130	1,134,081
member of the Office of the CEO
Russell C. Horowitz (5)	2018	255,000	250,000	41,250	21,000	22,878	—	590,128
Executive Chairman and member	2017	92,083	250,000	524,511	150,100	—	155,605	1,172,299
of the Office of the CEO
Former Executive Officer:
Ethan Caldwell(6)	2018	292,500	—	—	—	68,438	—	360,938
Former Chief Administrative	2017	289,063	—	115,600	237,000	277,617	—	1,090,075
Officer, General Counsel, Secretary
and former member of the Office
of the CEO
(1)	Includes only those columns relating to compensation awarded to, earned by or paid to the NEOs in 2017 and 2018.
(2)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting of a restricted stock award). Amounts represent the aggregate grant date fair value of restricted stock each year computed in accordance with FASB ASC 718, excluding the effect of forfeitures. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to note 5 to the consolidated financial statements contained in our 2018 Annual Report on Form 10-K filed on March 18, 2019.

(3)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Amounts represent the aggregate grant date fair value of option awards each year computed in accordance with FASB ASC 718, excluding the effect of forfeitures. The fair value of the shares underlying the option awards that vest based on time is estimated using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to note 5 to the consolidated financial statements contained in our 2018 Annual Report on Form 10-K filed on March 18, 2019.

(4)

Unless otherwise noted, the total of all perquisites and personal benefits of each NEO falls below the reportable amount for disclosure within this table. Mr. Arends’ amounts in 2017 and 2018 exceeded the reportable amount and includes the Company’s 401K matching contribution, auto allowance and life insurance premium.

(5)

Mr. Horowitz received an annual director restricted stock grant of 15,000 shares and 15,000 options under Marchex’s 2012 Stock Incentive Plan with fifty (50%) percent of such shares of restricted stock and options vesting on the first and second annual anniversary of September 27, 2018, respectively, and with vesting in full in the event of a Change in Control. Mr. Horowitz was paid a performance cash bonus of $250,000 in two tranches of $125,000 each in connection with the execution of certain customer or partner contracts prior to August 31, 2018.

(6)

Mr. Caldwell entered into an agreement with the Company on March 26, 2019 pursuant to which Mr. Caldwell terminated his employment effective March 27, 2019 (the “Termination Date”) and entered into a one (1) year consulting agreement commencing on the Termination Date pursuant to which Mr. Caldwell will receive an aggregate amount of $292,500 through the one (1) year anniversary of the Termination Date and the Company awarded Mr. Caldwell a restricted stock grant under the Company’s 2012 Stock Incentive Plan to purchase 40,000 shares of Marchex’s Class B common stock with vesting in equal quarterly amounts over the one (1) year period from the Termination Date.

Outstanding Equity Awards at 2018 Fiscal Year-End (1)

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our NEOs as of December 31, 2018. Certain option and stock awards provide for accelerated vesting, in certain circumstances. For more information on these acceleration provisions, please refer to Potential Payments upon Termination or Change in Control at pages 9-10.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Michael Arends
Stock Options	8/12/2009		21,601	—	4.63	8/12/2019	—	—
Stock Options	5/11/2010		13,167	—	4.89	5/11/2020	—	—
Stock Options	12/20/2010		98,000	—	8.77	12/20/2020	—	—
Stock Options	12/20/2011		100,000	—	6.35	12/20/2021	—	—
Stock Options	12/20/2012		70,090	—	4.41	12/20/2022	—	—
Stock Options	12/20/2013		140,000	—	8.94	12/20/2023	—	—
Stock Options	4/21/2016	(3)	81,250	48,750	4.26	4/21/2026	—	—
Restricted Stock	4/21/2016	(4)	—	—	—	—	60,000	159,000
Stock Options	6/15/2017	(3)	43,125	71,875	2.90	6/15/2027	—	—
Restricted Stock	6/15/2017	(4)	—	—	—	—	56,250	149,063
Stock Options	8/21/2018	(3)	—	68,000	2.69	8/21/2028	—	—
Russell C. Horowitz
Stock Options	8/12/2009		150,000	—	4.63	8/12/2019	—	—
Stock Options	5/11/2010		182,500	—	4.89	5/11/2020	—	—
Stock Options	12/20/2010		137,000	—	8.77	12/20/2020	—	—
Stock Options	12/20/2011		116,000	—	6.35	12/20/2021	—	—
Stock Options	12/20/2012		117,500	—	4.41	12/20/2022	—	—
Stock Options	12/20/2013		75,000	—	8.94	12/20/2023	—	—
Stock Options	8/21/2017	(5)	—	95,000	2.94	8/21/2027	—	—
Restricted Stock	8/21/2017	(5)	—	—	—	—	145,000	384,250
Stock Options	9/27/2018	(6)	—	15,000	2.76	47,023	—	—
Restricted Stock	9/27/2018	(6)	—	—	—	—	15,000	39,750
Former Executive Officer:
Ethan Caldwell (9)
Stock Options	8/12/2009		100,000	—	4.63	8/12/2019	—	—
Stock Options	5/11/2010		76,500	—	4.89	5/11/2020	—	—
Stock Options	12/20/2010		62,000	—	8.77	12/20/2020	—	—
Stock Options	12/20/2011		70,000	—	6.35	12/20/2021	—	—
Stock Options	12/20/2012		85,000	—	4.41	12/20/2022	—	—
Stock Options	12/20/2013		75,000	—	8.94	12/20/2023	—	—
Stock Options	4/21/2016	(3)	81,250	48,750	4.26	4/21/2026	—	—
Restricted Stock	4/21/2016	(7)	—	—	—	—	60,000	159,000
Stock Options	6/15/2017	(3)	56,250	93,750	2.90	6/15/2027	—	—
Restricted Stock	6/15/2017	(8)	—	—	—	—	30,000	79,500
(1)	Includes only those columns for which there are outstanding equity awards at December 31, 2018. All other columns have been omitted.
(2)

The market value of unvested stock awards is calculated by multiplying the number of unvested stock awards held by the applicable NEO by the closing price of $2.65 per share of our Class B common stock on the NASDAQ Global Select Market on December 31, 2018.

(3)

The option vests at the rate of 25% on the first anniversary of the grant date and 1/12 of the remainder vests quarterly thereafter in equal increments and with accelerated vesting in certain circumstances.

(4)	The shares of restricted stock vest at the rate of 25% on each of the first, second, third, and fourth anniversaries, respectively, of the grant date with accelerated vesting in certain circumstances.
(5)

The options and shares of restricted stock vest 100% on the third anniversary of the grant date assuming continued service as Executive Director on the vesting date with Double-Trigger Change in Control Acceleration and with accelerated vesting in full upon death or disability.

(6)

The annual director grant of option and shares of restricted stock vest 50% on the first and second anniversary of the grant date assuming continued service as Executive Director on the vesting date with vesting in the event of a Change in Control.

(7)

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

(8)

Mr. Caldwell’s 6/15/2017 grant was modified in June 2018 to vest as follows: 10,000 shares on 12/20/2018, 10,000 shares each in 6/15/2019, 6/15/2020, and 6/15/2021 with vesting in full upon termination, to the extent vested based on the vesting schedule for such shares prior to such amendment.

(9)

Mr. Caldwell entered into an agreement with the Company on March 26, 2019 pursuant to which Mr. Caldwell terminated his employment effective March 27, 2019 (the “Termination Date”) and entered into a one (1) year consulting agreement commencing on the Termination Date, and in connection therewith, received a restricted stock grant to purchase 40,000 shares with vesting in equal quarterly amounts over the one (1) year period from the Termination Date. In connection with his employment termination, 90,000 shares of unvested restricted stock and 142,500 unvested stock options were forfeited. In addition, 606,000 of stock options vested as of December 31, 2018 must be exercised within 90 days of the Termination Date or will be forfeited.

Potential Payments upon Termination or Change in Control

Amended and Restated Executive Officer Employment Agreements

Effective on April 21, 2016, pursuant to the Compensation Committee’s review of long-term incentives and annual compensation for executive officers, we entered into Amended and Restated Executive Officer Employment Agreements with each of Messrs. Michael Arends and Ethan Caldwell. Mr. Caldwell ceased serving as an executive officer of the Company in December 2018.

The Amended and Restated Executive Officer Employment Agreements for each of Messrs. Arends and Caldwell provide for the following: (i) that the excise tax gross-up provision contained in the Retention Agreements shall terminate and have no further force and effect, and (ii) in the event the Company terminates executive’s employment for any reason other than Cause, or executive terminates his employment for Good Reason (regardless of a Change in Control) and subject to executive’s execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (a) a lump sum payment equal to one (1) times executive’s then annual salary payable at the time of termination, unless the termination of executive’s employment occurs within 12 months following a Change in Control, in which case executive will receive the benefits under his Retention Agreement, (b) payment by the Company of its share of medical, dental and vision insurance premiums under COBRA (“Health Benefits”) for executive and executive’s dependents for the 12 month period following the separation date or such lesser period as executive remains eligible under COBRA, unless the termination of executive’s employment occurs within 12 months following a Change in Control, in which case executive will receive the benefits under executive’s Retention Agreement; and (c) and an additional one (1) year of time-based vesting on any unvested options, restricted stock and restricted stock units as of the separation date. In the event that executive’s employment terminates due to death or disability, and subject to execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (i) payment by the Company of Health Benefits for the 18 month period following the separation date or such lesser period as executive remains eligible under COBRA, and (ii) one hundred percent (100%) of all performance and time-based unvested options, restricted stock and restricted stock units will immediately vest upon executive’s separation date. Additionally, one hundred percent (100%) of all performance and time based options, restricted stock and restricted stock units not already vested, shall become immediately vested upon the occurrence of both (a) a Change in Control, (b) followed by the first to occur of (i) a termination of executive’s employment by the Company or any successor thereto without Cause, (ii) a material diminution in the nature or scope of executive’s duties, responsibilities, authorities, powers or functions that constitutes Good Reason, or (iii) the twelve month anniversary of the occurrence of the Change in Control provided that executive then remains an employee of the Company or its successor (collectively, the “Double-Trigger Change in Control Acceleration”).

Restricted Stock and Restricted Stock Units Agreements

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

On June 13, 2018, the vesting of Mr. Caldwell’s unvested shares of restricted stock from his June 15, 2017 grant were modified to vest as follows: 10,000 shares shall become vested on December 20, 2018, 10,000 shares shall become vested on June 15, 2019, 10,000 shares shall become vested on June 15, 2020, and 10,000 shares shall become vested on June 15, 2021 and in the event termination for any reason prior to December 20, 2018, the 10,000 shares which shall vest on December 20, 2018 shall become immediately vested upon such termination to the extent vested based on the vesting schedule for such shares prior to this amendment and subject to additional vesting to the extent applicable as provided in Mr. Caldwell’s employment agreement with the Company.

On September 27, 2018, Mr. Horowitz received an annual director grant of 15,000 shares of restricted stock under our 2012 Stock Incentive Plan with 50% of such shares vesting on the first and second annual anniversary of the grant date, respectively, and with accelerated vesting in full in the event of a Change in Control.

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

On August 21, 2018, we granted 68,000 options under our 2012 Stock Plan to Mr. Arends pursuant to a review by our Compensation Committee of equity incentive for NEOs. These options are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration.

On September 27, 2018, Mr. Horowitz received an annual director grant of 15,000 options under our 2012 Stock Incentive Plan with 50% of such options vesting on the first and second annual anniversary of the grant date, respectively, and with accelerated vesting in full in the event of a Change in Control.

Retention Agreements

On October 2, 2006, we entered into retention agreements with each of Messrs. Arends and Caldwell. Mr. Caldwell ceased serving as an executive officer of the Company in December 2018.

The retention agreements provide that in the event of a Change in Control, each of Messrs. Arends and Caldwell would be entitled to a lump sum payment equal to two times the amount calculated by adding (1) his annual salary at that time plus (2) the greater of (a) any bonus he earned with respect to the prior fiscal year, or (b) his pro rata portion of the aggregate bonus pool under our Incentive Plan for the current year assuming achievement under the Incentive Plan of the maximum performance targets for such year. With respect to Messrs. Arends and Caldwell, if within twelve (12) months following a Change in Control: (1) the Company shall terminate his employment with the Company without cause, or (2) he shall voluntarily terminate such employment for Good Reason, the Company shall provide reimbursement of health care premiums for him and his dependents, for a period of eighteen (18) months from the date of his termination, to the extent that he is eligible for and elects continuation coverage under COBRA (provided that such reimbursement shall terminate upon commencement of new employment by an employer that offers health care coverage to its employees). In consideration for the Company’s willingness to enter into amended and restated employment agreements with each of Messrs. Arends and Caldwell effective April 21, 2016, such executives relinquished the excise tax gross-up provision which was contained in the retention agreements.

Compensation of Directors

The Compensation Committee is responsible for periodically reviewing and recommending to the Board of Directors the compensation of our independent directors. The following table summarizes compensation earned during 2018 by each of our directors, except Mr. Horowitz, who served as our Executive Director since August 21, 2017 and as our Executive Chairman since April 9, 2019 and whose compensation is reflected in the Summary Compensation Table:

2018 Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Total ($)
Dennis Cline	36,000	41,250	77,250
M. Wayne Wisehart	35,000	41,250	76,250
Former Director (3):
Anne Devereux-Mills	31,000	41,250	72,250
(1)	Includes only those columns relating to compensation awarded to, earned by, or paid to non-employee directors for their services.
(2)

The amounts in the stock awards column reflect the aggregate grant fair value of stock awards granted to directors in 2018 in accordance with FASB ASC Topic 718. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock).

(3)

Effective April 9, 2019 (the “Effective Date”), Ms. Devereux-Mills retired from the Board. In connection with Ms. Devereux-Mills’ retirement, the Compensation Committee accelerated the vesting in full of her options and shares of restricted stock held by Ms. Devereux-Mills as of the Effective Date.

The aggregate number of equity awards outstanding as of December 31, 2018 were:

Name	Stock Awards (#)	Option Awards (#)	Total
Dennis Cline	15,000	15,000	30,000
M. Wayne Wisehart	15,000	40,000	55,000
Former Director (3):
Anne Devereux-Mills	52,500	15,000	67,500

In September 2018, based upon the elections of the individual directors at our 2018 annual meeting of stockholders and in accordance with Marchex’s previously announced director compensation policy: (i) the Company granted an aggregate of (i) 60,000 restricted shares of Class B common stock at a purchase price of $.01 per share; and (ii) 60,000 options at an exercise price of $2.76 per share, the exercise price being the closing price of the Company’s stock price on September 27, 2018, in each case under Marchex’s 2012 Stock Incentive Plan to each of Marchex’s directors as compensation for their annual board service. Fifty percent (50%) of such shares of restricted stock and options shall vest on the first and second annual anniversary of the grant date, respectively, and with vesting in full upon a Change in Control in each case assuming continued service on Marchex’s Board of Directors for such period. In addition, Marchex agreed to pay an aggregate of $75,000 in cash (subject to quarterly installments) for the independent directors’ annual director service.

Effective April 9, 2019 (the “Effective Date”), Ms. Devereux-Mills retired from the Board and in connection therewith, Russell Horowitz, Executive Director and member of the Office of the CEO, was appointed Executive Chairman of the Board, and (i) Donald Cogsville was appointed to the Board and to the Audit, Compensation, and Nominating & Governance Committees thereof; and (ii) Mr. Cogsville will succeed Dennis Cline as Chairman of the Compensation Committee.

In connection with Mr. Cogsville’s appointment to the Board on the Effective Date, the Company granted Mr. Cogsville the following equity as compensation for Board service under Marchex’s 2012 Stock Incentive Plan: (i) 15,000 restricted shares of Class B common stock at a purchase price of $.01 per share; and (ii) 15,000 options at an exercise price of $4.84 per share, the exercise price being the closing price of Marchex’s stock price on April 9, 2019 (the “Grant Date”). Fifty percent (50%) of such shares of restricted stock and options shall vest on the first and second annual anniversary of the Grant Date, respectively (in each case assuming continued Board service on the applicable vesting date), and with vesting in full upon a Change in Control.  In addition, Marchex agreed to pay cash compensation for Board service to Mr. Cogsville of $6,250 per quarter prorated from the Effective Date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

To the Company’s knowledge, the following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 24, 2019 by:

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

Percentage of beneficial ownership is based on 5,056,136 shares of our Class A common stock and 37,241,003 shares of our Class B common stock outstanding as of April 24, 2019. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable or issuable upon vesting within 60 days of April 24, 2019, are deemed outstanding. These shares are not, however, deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise noted below, the address for each beneficial owner listed below is c/o Marchex, Inc., 520 Pike Street, Suite 2000, Seattle, Washington 98101.

	Shares Beneficially Owned				% Total
	Class A Common Stock		Class B Common Stock		Voting
Name and, as appropriate, Address of Beneficial Owner	Shares	%	Shares	%	Power (1)
5% Security Holders:
Edenbrook Capital, LLC (2)	—	—	5,360,495	14.4	3.3
2 Depot Plaza
Bedford Hills, NY 10507
Renaissance Technologies LLC (3)	—	—	2,047,634	5.5	1.3
800 Third Avenue
New York, NY 10022
Named Executive Officers and Directors:
Michael Arends (4)	—	—	1,227,712	3.2	*
Ethan Caldwell (5)	395,209	7.8	1,184,002	3.1	6.4
Dennis Cline (6)	—	—	155,260	*	*
Donald Cogsville(7)	—	—	15,623	*	*
Russell C. Horowitz (8)	4,660,927	92.2	1,248,418	3.3	71.5
M. Wayne Wisehart (9)	—	—	261,145	*	*
All directors and executive officers as a group (6 persons) (10)	5,056,136	100.0	4,092,160	10.6	78.2

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

(2)

Based on the most recently available Schedule 13D/A filed with the SEC on December 26, 2018 by Edenbrook Capital, LLC (“Edenbrook”), an investment manager to certain private investment funds on its behalf; on behalf of Jonathan Brolin (“Brolin”), whose address is 2 Depot Plaza, Bedford Hills, New York, an individual; and on behalf of Edenbrook Long Only Value Fund, LP (“Edenbrook Fund”). Edenbrook and Brolin each report beneficial ownership of 5,360,495 shares of our Class B common stock, and shared voting and dispositive power as to 5,360,495 shares of our Class B common stock. Edenbrook Long Only Value Fund, LP reports beneficial ownership of 4,412,232 shares of our Class B common stock, and shared voting and dispositive power as to 4,412,232 shares of our Class B common stock.

(3)

Based on the most recently available Schedule 13G filed with the SEC on February 12, 2019 by Renaissance Technologies LLC (“Renaissance”), an investment advisor on its behalf and on behalf of Renaissance Technologies Holdings Corporation (“Renaissance Holdings Corporation”). Renaissance and Renaissance Holdings Corporation each report beneficial ownership of 2,047,634 shares of our Class B common stock, sole voting power as to 1,841,933 shares of our Class B common stock, sole dispositive power as to 1,883,823 shares of our Class B common stock and shared dispositive power as to 163,811 shares of our Class B common stock.

(4)

Includes: (1) 150,250 shares of restricted stock subject to vesting; (2) 597,858 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2019; (3) 10,500 shares of our Class B common stock held by the Nicole Marie Arends 2003 Trust for the benefit of Nicole Marie Arends, the daughter of Mr. Arends, for which shares Mr. Arends disclaims beneficial ownership; (4) 18,100 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Arends; and (5) 6,500 shares of Class B common stock held in an Individual Retirement Account for the benefit of Diana Arends, Mr. Arends’ wife.

(5)

Includes: (1) 40,000 shares of restricted stock subject to vesting; and (2) 606,000 shares of our Class B common stock subject to options that are currently exercisable. Mr. Caldwell terminated his employment effective March 27, 2019 (the “Termination Date”) and in connection with his employment termination, all shares of unvested restricted stock and unvested stock options were forfeited. In addition, Mr. Caldwell has ninety (90) days from his Termination Date to exercise any vested options.

(6)

Includes: (1) 15,000 shares of restricted stock subject to vesting; (2) 28,500 shares of our Class B common stock held by DMC Investments, LLC, a limited liability company of which Mr. Cline is the managing member; and (3) 10,000 shares of our Class B common stock held by the Colburn Cline Trust for the benefit of Colburn Cline, the son of Mr. Cline, for which shares Mr. Cline disclaims beneficial ownership.

(7)	Includes 15,000 shares of restricted stock subject to vesting.
(8)

Includes: (1) 4,660,927 shares of our Class A common stock held by MARRCH Investments, LLC; (2) 160,000 shares of restricted stock subject to vesting; (3) 778,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2019; (4) 5,000 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Horowitz. Mr. Horowitz is the managing member of MARRCH Investments, LLC and, as such, may be deemed to exercise voting and investment power over the shares held by all of these entities.

(9)

Includes 15,000 shares of restricted stock subject to vesting; and (2) 15,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2019.

(10)

Includes an aggregate of: (1) 4,669,927 shares of our Class A common stock; (2) 1,468,300 shares of our Class B common stock which includes 20,500 shares for which beneficial ownership has been disclaimed; and (3) 1,405,858 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2019.

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

Equity Compensation Plan Information

The following table sets forth certain information regarding our Class B common stock that may be issued upon exercise of options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2018:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted average exercise price of outstanding options, warrants and rights ($) (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (#) (c)
Equity compensation plans approved by security holders:
2003 amended and restated stock incentive plan, as amended (1)	1,739,955		6.10		—
2012 stock incentive plan (2)	4,460,712	(3)	4.46	(4)	—
2014 employee stock purchase plan	—		—		130,698
Total	6,200,667		4.98	(4)	130,698

The weighted-average exercise price in column (b) is calculated based on outstanding stock options. It does not take into account shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

(1)	After December 31, 2012, no awards were made under the 2003 Stock Plan. Consists of stock options to purchase shares of our Class B common stock.
(2)

We have reserved 17,945,220 shares of Class B common stock for issuance under our 2012 Stock Plan, which includes an increase of 2,101,062 shares to the authorized number of shares available under the plan, which occurred on January 1, 2019.

(3)	Consists of stock options to purchase 3,770,263 shares of Class B common stock and restricted stock units representing the right to purchase 690,449 shares of our Class B common stock.
(4)	Calculated exclusive of outstanding restricted stock units.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Accounting Fees and Services

During fiscal years 2017 and 2018, KPMG and Moss Adams provided professional services in the following categories and amounts:

Fee Category	2017		2018
	KPMG	Moss Adams	KPMG	Moss Adams
	($)	($)	($)	($)
Audit Fees (1)	914,000	226,000	20,253	300,710
Audit-Related Fees (2)	None	8,000	None	48,459
Tax Fees (3)	88,000	39,000	None	37,550
Total All Fees	1,002,000	273,000	20,253	386,719

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

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of KPMG and Moss Adams and the Audit Committee has concluded that it is.

The Audit Committee pre-approved 100% of the 2017 and the 2018 services and fees above pursuant to the pre-approval policy described below.

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
Michael A. Arends Chief Financial Officer and member of the Office of the CEO (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)

Date: April 30, 2019