Form 10-Q
period 2019-03-31
MARCHEX INC
filed 2019-05-10
CIK 1224133

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-50658

Marchex, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
520 Pike Street, Suite 2000
Seattle, WA (Address of Principal Executive Offices)	98101 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock	MCHX	The Nasdaq Global Select Market

As of May 8, 2019, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 37,695,024 shares Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	March 31,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$45,230	$50,906
Accounts receivable, net	16,198	14,716
Prepaid expenses and other current assets	2,657	2,919
Total current assets	64,085	68,541
Property and equipment, net	2,921	2,774
Right-of-use lease asset	—	7,065
Other assets, net	917	848
Goodwill	24,442	24,442
Intangible assets from acquisitions, net	20,697	19,129
Total assets	$113,062	$122,799
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,968	$6,687
Accrued expenses and other current liabilities	5,807	6,128
Current portion of acquisition-related liabilities	1,215	1,276
Deferred revenue and deposits	1,782	3,955
Lease liability current	—	1,517
Total current liabilities	14,772	19,563
Other non-current liabilities	1,287	91
Deferred tax liabilities	1,531	1,390
Lease liability non-current	—	6,787
Non-current portion of acquisition-related liabilities	446	502
Total liabilities	18,036	28,333
Commitments and contingencies
Stockholders’ equity:
Class A: 12,500 shares authorized; 5,056 shares issued and outstanding at December 31, 2018 and March 31, 2019	53	53
Class B: 125,000 shares authorized; 36,965 shares issued and outstanding at December 31, 2018, including 574 shares of restricted stock; and 37,094 and 37,004 shares issued and outstanding, respectively, at March 31, 2019, including 524 shares of restricted stock	370	371
Treasury stock	—	(1)
Additional paid-in capital	350,801	351,540
Accumulated deficit	(256,198)	(257,497)
Total stockholders’ equity	95,026	94,466
Total liabilities and stockholders’ equity	$113,062	$122,799

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2019
Revenue	$21,896	$26,406
Expenses:
Service costs (1)	12,823	14,258
Sales and marketing (1)	3,610	4,113
Product development (1)	3,648	4,568
General and administrative (1)	2,970	3,320
Amortization of intangible assets from acquisitions (2)	—	1,568
Acquisition-related costs	—	182
Total operating expenses	23,051	28,009
Loss from operations	(1,155)	(1,603)
Interest income and other, net	240	185
Loss before provision for income taxes	(915)	(1,418)
Income tax expense (benefit)	11	(119)
Net loss applicable to common stockholders	$(926)	$(1,299)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.02)	$(0.03)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	5,056	5,056
Class B	38,039	39,827
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	5,056	5,056
Class B	43,095	44,883
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions:
Service costs	$—	$574
Sales and marketing	—	618
General and administrative	—	376
Total	$—	$1,568

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2017	5,056	$53	38,736	$387	—	—	$343,268	$(253,709)	$89,999
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	36	1	—	—	26	—	27
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	951		951
Cumulative effect of a change in accounting principle related to revenue recognition	—	—	—	—	—	—	—	189	189
Net loss	—	—	—	—	—	—	—	(926)	(926)
Balances at March 31, 2018	5,056	$53	38,772	$388	—	—	$344,245	$(254,446)	90,240

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	5,056	$53	36,965	$370	—	—	$350,801	$(256,198)	95,026
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	129	1	(90)	(1)	194	—	194
Stock compensation from options and restricted stock, net of forfeitures							545		545
Net loss	—	—	—	—	—	—	—	(1,299)	(1,299)
Balances at March 31, 2019	5,056	$53	37,094	$371	(90)	(1)	$351,540	$(257,497)	94,466

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2018	2019
Operating Activities:
Net loss	$(926)	$(1,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	524	2,034
Allowance for doubtful accounts and advertiser credits	159	(157)
Deferred income taxes	—	(141)
Accretion of interest and other expense	—	117
Stock-based compensation	951	545
Change in certain assets and liabilities:
Accounts receivable, net	119	1,638
Prepaid expenses, other current assets and other assets	169	(394)
Accounts payable	1,266	743
Accrued expenses and other current liabilities	193	416
Deferred revenue and deposits	528	2,174
Other non-current liabilities	38	(52)
Net cash provided by operating activities	3,021	5,624
Investing Activities:
Purchases of property and equipment	(769)	(237)
Cash received in connection with acquisitions	—	95
Purchases of intangible assets and changes in other non-current assets	—	(1)
Net cash used in investing activities	(769)	(143)
Financing Activities:
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	31	195
Common stock cash dividends paid	(21,911)	—
Net cash provided by (used in) financing activities	(21,880)	195
Net increase (decrease) in cash and cash equivalents	(19,628)	5,676
Cash and cash equivalents at beginning of period	104,190	45,230
Cash and cash equivalents at end of period	$84,562	$50,906
Supplemental disclosure of cash flow information:
Cash paid for operating leases	$288	$418

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period. The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2018, as amended, and filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to the current period presentation.

Acquisitions

In November 2018, we acquired Telmetrics Inc. (“Telmetrics”), an enterprise call and text tracking and analytics company, and SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”), a call monitoring and analytics solutions company. See Note 10. Acquisitions of the notes to the condensed consolidated financial statements for further discussion.

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

FASB ASC Topic 842, Leases, (ASC 842) is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The new standard was effective for the Company on January 1, 2019. The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

The primary impact upon adoption of the standard relates to the recognition of new right-of-use (ROU) assets and lease liabilities on the Company’s balance sheet for its office and operating leases and providing significant new disclosures about its leasing activities. On adoption, the Company recognized additional operating lease liabilities of approximately $8.7 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases and right-of-use (ROU) assets of approximately $7.4 million.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize ROU assets or lease liabilities, and this included not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases.

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

In January 2017, the FASB issued Accounting Standards Update No 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. ASU 2017-04 is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

The Company’s call marketplace offers advertisers and adverting service providers’ ad placements across the Company’s distribution network. Advertisers or advertising service providers are charged on a pay-per-call or cost-per-action basis. The Company generates revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each qualified phone call, which occurs when a user makes a phone call, clicks, or completes a specified action on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. The Company also generates revenue from cost-per-action services, which occurs when a user makes a phone call from the Company’s advertiser’s listing or is redirected from one of the Company’s web sites or a third-party web site in the Company’s distribution network to an advertiser web site and completes the specified action. Each qualified phone call or specified action on a listing represents a completed transaction. Revenue is recognized as services are provided upon the delivery of a qualified phone call or completed action. The Company’s distribution network is primarily comprised of third party mobile and online search engines and applications, mobile carriers, directories, destination sites, shopping engines, Internet domains or web sites, other targeted Web-based content, and offline sources. The Company enters into agreements with these third-party distribution partners to provide distribution for pay-for-call advertisement listings, which contain call tracking numbers and/or URL strings. The Company generally pays distribution partners based on a percentage of revenue or a fixed amount per phone call or other actions on these listings. The Company acts as the principal with the advertiser for revenue call transactions and is responsible for the fulfillment of services. The Company recognizes revenue for these fees under the gross revenue recognition method.

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

For the three months ended March 31, 2018, revenues disaggregated by service type were $19.9 million for performance based advertising services and $2.0 million for local leads services. For the three months ended March 31, 2019, revenues disaggregated by service type were $25.2 million for performance based advertising services and $1.2 million for local leads services.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet as of March 31, 2019, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. During the three months ended March 31, 2019, revenue recognized that was included in the contract liabilities balance at the beginning of the period was $349,000.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of March 31, 2019, the Company had $247,000 of net deferred contract costs and the amortization associated with these costs was $108,000 for the three months ended March 31, 2019.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2018	2019
Service costs	$128	$59
Sales and marketing	214	177
Product development	91	76
General and administrative	518	233
Total stock-based compensation	$951	$545

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three months ended March 31, 2018 and 2019, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. For the three months ended March 31, 2018, the Company used an expected dividend yield for those grants prior to the record date of the Company’s common stock cash dividend payment in March 2018.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Three months ended March 31,
	2018	2019
Expected life (in years)	4.0	4.0
Risk-free interest rate	2.54%	2.22%
Expected volatility	53%	40%
Expected dividend yield	0% - 3.57%	0%

Stock option activity during the three months ended March 31, 2019 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2018	5,511	$4.98	5.53
Options granted	110	4.03
Options forfeited	(160)	3.23
Options expired	(123)	5.90
Options exercised	(55)	3.30
Balance at March 31, 2019	5,283	$5.01	5.05

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the three months ended March 31, 2019 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2018	1,264	$3.28
Granted	120	4.18
Vested	(31)	3.92
Forfeited	(97)	3.84
Unvested balance at March 31, 2019	1,256	$3.31

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2018		2019
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(109)	$(817)	$(146)	$(1,153)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	38,039	5,056	39,827
Basic net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.03)	$(0.03)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2018		2019
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(109)	$(817)	$(146)	$(1,153)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(109)	—	(146)
Diluted net loss applicable to common stockholders	$(109)	$(926)	$(146)	$(1,299)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	38,039	5,056	39,827
Conversion of Class A to Class B common shares outstanding	—	5,056	—	5,056
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	43,095	5,056	44,883
Diluted net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.03)	$(0.03)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three months ended March 31, 2018 and 2019, outstanding options to acquire 5,486 and 5,283 shares, respectively of Class B common stock.
•	For the three months ended March 31, 2018 and 2019, 710 and 524 shares of unvested Class B restricted common shares, respectively.

•	For the three months ended March 31, 2018 and 2019, 921 and 732 restricted stock units, respectively.

(6) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during the three months ended March 31, 2018 and 2019, the Company held cash equivalents in deposit sweep accounts with these same financial institutions. These Level 2 assets were fully liquidated prior to March 31, 2018 and 2019.

The advertisers representing more than 10% of revenue are as follows (in percentages):

	Three months ended March 31,
	2018	2019
Advertiser A	18%	27%
Advertiser B	27%	15%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2018	At March 31, 2019
Advertiser A	15%	*
Advertiser B	31%	35%

*       Less than 10% of accounts receivable.

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 20% and 14% of revenue for the three months ended March 31, 2018 and 2019, respectively. This same advertising agency represented 23% and 29% of accounts receivable as of December 31, 2018 and March 31, 2019, respectively.

A significant amount of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of revenue for the three months ended March 31, 2018 and 2019.

(7) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the periods presented, the Company operated as a single segment comprised of its performance-based advertising business focused on phone calls and its local leads platform.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The vast majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2018	2019
United States	99%	99%
Canada	1%	1%
Other countries	*	*
	100%	100%

*	Less than 1% of revenue.

(8) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2018	At March 31, 2019
Computer and other related equipment	$18,839	$18,857
Purchased and internally developed software	6,878	6,896
Furniture and fixtures	1,023	1,023
Leasehold improvements	1,275	1,285
	$28,015	$28,061
Less: Accumulated depreciation and amortization	(25,094)	(25,287)
Property and equipment, net	$2,921	$2,774

Depreciation and amortization expense related to property and equipment was approximately $455,000 and $357,000 for the three months ended March 31, 2018 and 2019, respectively.

(9) Leases

The Company leases office space for its corporate headquarters in Seattle, WA. It also leases an office space in Mississauga, Canada and Wichita, Kansas. The Company leases its office facilities under operating lease agreements in accordance with ASC 842 and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term.

The Company’s lease agreement with respect to office space in Seattle, Washington, as amended, expires on March 31, 2025. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, the lessor will pay towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company may use up to approximately $180,000 of any unused landlord contribution as a credit against any payment obligation under the lease. In the first quarter of 2018, the lessor paid $373,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term. Additionally, in April 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which will be reduced by $100,000 annually starting in April 2019. The letter of credit was collateralized by a $575,000 certificate of deposit, which was restricted in use and is included in other assets in the Company’s condensed consolidated balance sheet as of December 31, 2018 and March 31, 2019. On April 2, 2019, the Company was no longer required to collateralize the letter of credit and the certificate of deposit matured.

The Company’s lease agreement with respect to office space in Mississauga, Canada commenced in November 2016, with a lease term of 60 months, expiring on November 30, 2021. The Company has the option to terminate the lease upon nine months notice without any termination fees if such notice is provided.

The Company’s lease agreement with respect to office space in Wichita, Kansas is on a month-to-month basis. The lease agreement stipulates a mutual 120-day non-cancelable period to cease rental payments and vacate the premises, and is classified as a short-term operating lease. Short-term leases are leases having a term of twelve months or less.

Lease cost recognized in the Company’s consolidated statements of operations and other information is summarized as follows (in thousands):

Three months ended March 31, 2019
Operating lease cost	$434
Short-term operating lease cost (1)	30
Total operating lease cost (2)	$464
Other information:
Weighted-average remaining lease term - operating leases	5.9 years
Weighted-average discount rate - operating leases (3)	5.0%

(1)

The Company elected the practical expedient permitted in ASC Topic 842. As such, its short-term operating lease in Wichita, Kansas is not recognized as a liability as of the effective date of ASC Topic 842 and on the Company’s balance sheet as of March 31, 2019. The Company recognizes short-term operating lease costs on a straight-line basis.

(2)	Rent expense incurred by the Company was approximately $377,000 for the three months ended March 31, 2018.
(3)

The discount rate used to compute the present value of total lease liabilities as of March 31, 2019 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the implementation date of ASC 842 on January 1, 2019.

As of March 31, 2019, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments	$9,750
Less: imputed interest	(1,446)
Present value of total operating lease liabilities	8,304
Less: current portion of operating lease liabilities	(1,517)
Total long-term operating lease liabilities	$6,787

(10) Commitments, Contingencies, and Taxes

(a) Commitments

The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under operating lease agreements in accordance with ASC 842 and recognizes rent expense on a straight-line basis over the lease term with any lease incentive amortized as a reduction of rent expense over the lease term. Other contractual obligations primarily relate to minimum contractual payments due to outside service providers. Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases(1)	Other contractual obligations	Total
2019	$1,064	$2,231	$3,295
2020	1,616	437	2,053
2021	1,653	248	1,901
2022	1,613	4	1,617
2023 and after	3,804	—	3,804
Total minimum payments	$9,750	$2,920	$12,670
(1)	For additional information regarding our facilities operating leases, see Note 9. Leases of the notes to the condensed consolidated financial statements.

  In connection with the Telmetrics acquisition in 2018, the Company has an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The estimated fair value of the contingent consideration arrangement is approximately $1.6 million and is recorded on the balance sheet in acquisition-related liabilities as of March 31, 2019.

During the three months ended March 31, 2019, the Company committed $2.5 million in funding for a strategic technology initiative over the next 12 months.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2018 and March 31, 2019. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(11) Acquisitions

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

The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash to the former shareholders of Telmetrics based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between $0 and $3.0 million. Of the $3.0 million possible earnout, $450,000 may be paid to certain employees to the extent they remain employed by the Company on the first and second anniversaries following the acquisition date.  Such amounts have been excluded from the purchase consideration and are treated as compensation expense. The fair value of the contingent consideration arrangement of approximately $1.6 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. As of March 31, 2019, the range of outcomes, and the assumptions used to develop the estimates had not changed. The earnout liability is recorded on the balance sheet in acquisition-related liabilities.

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

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed as of March 31, 2019 (in thousands):

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

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed as of March 31, 2019 (in thousands):

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

(c) Unaudited pro forma financial information (acquisitions):

The following unaudited pro forma financial information summarizes the combined results of operations of the Company, Telmetrics, and Callcap, and is based on the historical results of operations of the Company, Telmetrics, and Callcap. The pro forma information reflects the results of operations of the Company as if the acquisitions of Telmetrics and Callcap had taken place on January 1, 2018. The unaudited pro forma financial information for the three months ended March 31, 2018 combine the historical results of operations for the Company for the three months ended March 31, 2018 and Telmetrics’ and Callcap’s historical results of operations during the pre-acquisition period for the three months ended March 31, 2018. The pro forma information includes adjustments for amortization of intangible assets, accretion of interest expense related to the future consideration, and elimination of interest expense and income. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

(Unaudited)
(in thousands)
Three months ended March 31,
2018
Revenue	$26,680
Net loss applicable to common stockholders	(1,308)

(12) Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$12,368	$295	$12,073
Technologies	5,879	258	5,621
Non-compete agreements	2,559	184	2,375
Tradenames	672	44	628
Total identifiable intangible assets from acquisitions	$21,478	$781	$20,697

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$12,368	$913	$11,455
Technologies	5,879	748	5,131
Non-compete agreements	2,559	560	1,999
Tradenames	672	128	544
Total identifiable intangible assets from acquisitions	$21,478	$2,349	$19,129

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3 years, 2 years, 1 - 2 years, respectively. Aggregate amortization expense incurred by the Company for the three months ended March 31, 2019 was approximately $1.6 million. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense as of March 31, 2019 for the next five years is as follows: $4.6 million in 2019, $5.7 million in 2020, $4.2 million in 2021, $2.5 million in 2022, and $2.1 million in 2023.

(13) Goodwill

There was no change in goodwill for the three months ended March 31, 2019.

We perform our annual impairment testing on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. No impairment of goodwill has been identified in 2019. The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant changes in competition and market dynamics; significant and sustained declines in the Company’s stock price and market capitalization; a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate. These estimates and circumstances are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition, volatility in financial markets, or changes in the share price of the Company’s Class B common stock and market capitalization.

(14) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three months ended March 31, 2019, the Company repurchased 90,000 shares of Class B common stock for approximately $900 (employee restricted equity subject to vesting repurchased for $.01 per share upon termination of employment), which was not pursuant to the 2014 Repurchase Program. The Company did not repurchase any Class B common stock during the three months ended March 31, 2018.

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

(15) Subsequent Event

In May 2019, one of the Class A common stockholders converted 395,209 shares into the same number of Class B common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

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

We provide products and services for businesses of all sizes that depend on calls, texts and other communication channels to drive sales. Our analytics products can provide actionable intelligence on the major media channels advertisers use to acquire customers over the phone.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Under one of our primary contracts with Yellowpages.com LLC (“YP”), we generate revenues from our local leads platform. This local leads platform agreement, which expires December 31, 2019, provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four months notice. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We also have separate pay-for-call services and distribution partner agreements with YP and separate reseller partner agreements with Dex for pay-for-call and call analytics services. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 18% and 27% of our total revenues for the three months ended March 31, 2018 and 2019, respectively.

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

We have offices in Seattle and Bellevue, Washington, New York, New York, Wichita, Kansas, and Mississauga, Canada.

Consolidated Statements of Operations

All significant inter-company transactions and balances within Marchex have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to the current period presentation.

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2018 and 2019.

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

We determined that it is not more likely than not that our deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2018 and March 31, 2019. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Uncertain tax positions as of March 31, 2019 amounted to $1.1 million.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2018	2019
Revenue	100%	100%
Expenses:
Service costs	59%	54%
Sales and marketing	16%	16%
Product development	17%	17%
General and administrative	13%	13%
Amortization of intangible assets from acquisitions	0%	6%
Acquisition-related costs	0%	0%
Total operating expenses	105%	106%
Loss from operations	(5%)	(6%)
Interest income and other, net	1%	1%
Loss before provision for income taxes	(4%)	(5%)
Income tax expense (benefit)	0%	0%
Net loss applicable to common stockholders	(4%)	(5%)

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2019.

Revenue

Revenue increased 21% from $21.9 million for the three months ended March 31, 2018 to $26.4 million in the same period in 2019. This increase was due primarily to increases in revenue from our call analytics services including contribution from Telmetrics and Callcap, which we acquired in November 2018, and due to larger advertiser budget increases for our pay-for-call services. These increases were offset in part due to fewer accounts and local leads platform revenues from reseller partners like DexYP.

We expect our revenues to be modestly higher in the near term compared to the most recent quarters due to our recent acquisitions of Telmetrics and Callcap in November 2018, offset in part by lower revenues due to fewer small business accounts on our local leads platform.

Under one of our primary contracts with YP, we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with YP, through which we charge an agreed-upon price for qualified calls or leads from our network. These agreements expire December 31, 2019. The local leads platform agreement provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four-months prior notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. In 2017, Dex Media, Inc. (“Dex”) acquired YP Holdings, which is the parent company of YP. We have separate partner reseller agreements with Dex for pay-for-call and call analytics services. Dex may spend more dollars on our pay-for-call and call analytics services in the near term compared to previous periods if they expand their use of these service offerings. It is undetermined whether Dex’s use of these service offerings will continue prospectively at or near current levels or at all. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 18% and 27% of our total revenues for the three months ended March 31, 2018 and 2019, respectively. We also have a separate distribution partner agreement with YP. It is possible that changes to our relationship and agreements with DexYP may occur and result in a significant reduction in the paid account fees, agency fees, and per call or lead fees that we receive from DexYP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 20% and 14% of total revenues for the three months ended March 31, 2018 and 2019, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 27% and 15% of total revenues for the three months ended March 31, 2018 and 2019, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns, which are generally for a set period of time and/or budget level. We expect in the near to intermediate term campaign spend levels related to State Farm to be modestly lower compared to recent quarters, which will result in lower total revenues and contribution.

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

Expenses

Expenses were as follows (in thousands):

	Three months ended March 31,
	2018	% of revenue	2019	% of revenue
Service costs	$12,823	59%	$14,258	54%
Sales and marketing	3,610	16%	4,113	16%
Product development	3,648	17%	4,568	17%
General and administrative	2,970	13%	3,320	13%
Amortization of intangible assets from acquisitions	—	—%	1,568	6%
Acquisition-related costs	—	—%	182	0%
	$23,051	105%	$28,009	106%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Service costs	$128	$59
Sales and marketing	214	177
Product development	91	76
General and administrative	518	233
Total stock-based compensation	$951	$545

See Note 4. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 11% from $12.8 million for the three months ended March 31, 2018 to $14.3 million in the same period in 2019. As a percentage of revenues, service costs were 59% and 54% for the three months ended March 31, 2018 and 2019, respectively. The increase in dollars was primarily due to an aggregate increase in distribution partner payments and communication and network costs totaling $1.5 million, with the latter increase due in part to our acquisitions of Telmetrics and Callcap in November 2018. The decrease as a percentage of revenue was primarily the result of call analytics platform revenues comprising a higher percentage of revenue when compared to the 2018 period, offset in part by our local leads platform revenues comprising a lower percentage of revenue compared to the 2018 period. Our local leads platform and call analytics platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

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

Sales and Marketing. Sales and marketing expenses increased 14% from $3.6 million for the three months ended March 31, 2018 to $4.1 million in the same period in 2019. As a percentage of revenue, sales and marketing expenses were relatively flat at 16% for both the three months ended March 31, 2018 and 2019. The net increase in dollars was primarily attributable to an increase in personnel costs and outside service provider costs totaling $615,000, which was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018, offset in part by a decrease in stock-based compensation and travel costs totaling $83,000.

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

Product Development. Product development expenses increased 25% from $3.6 million for the three months ended March 31, 2018 to $4.6 million in the same period in 2019. As a percentage of revenue, product development expenses were relatively flat at 17% for both the three months ended March 31, 2018 and 2019. The net increase in dollars was primarily due to an aggregate increase in personnel costs totaling $890,000, which was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

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

General and Administrative. General and administrative expenses increased 12% from $3.0 million for the three months ended March 31, 2018 to $3.3 million in the same period in 2019. As a percentage of revenue, general and administrative expenses were relatively flat at 13%  for the three months ended March 31, 2018 and 2019. The net increase in dollars was primarily due to an aggregate increase in personnel costs totaling $594,000, which was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018, offset in part by a decrease in stock-based compensation totaling $286,000.

We expect that our general and administrative expenses will be relatively stable to modestly higher in the near term and modestly higher in the longer term to the extent that we expand our operations, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $1.6 million for the three months ended March 31, 2019 and was associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions in November 2018. During 2019, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Our acquisition accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and assumed liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangible assets acquired in the Telmetrics and Callcap acquisitions are $21.5 million in aggregate and are being amortized on a straight-line basis over a range of useful lives of 12 to 60 months. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in our stock price and/or market capitalization for a sustained period of time.

No impairment of our intangible assets has been identified as of March 31, 2019. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test its goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such assets’ fair values.

Acquisition-related costs. Acquisition related costs of $182,000 were primarily for accretion of interest expense and professional fees associated with our acquisitions of Telmetrics and Callcap in November 2018.

Income Taxes. Income tax expense (benefit) for the three months ended March 31, 2018 and 2019 was $11,000 and ($119,000), respectively. Income tax expense consisted of state income taxes for the three months ended March 31, 2018.  Income tax benefit consisted of primarily of deferred tax benefit related to one of our foreign jurisdictions, offset in part by U.S. state income tax expense for the three months ended March 31, 2019. The effective tax rate differed from the expected tax rate of 21% for 2018 and 2019 due to a a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

Net Loss. Net loss was ($926,000) and ($1.3) million for the three months ended March 31, 2018 and 2019, respectively. The increase in loss was primarily attributable to higher amortization of intangible assets from acquisitions in 2019, with no corresponding costs in the 2018 period, partially offset by higher revenues and lower operating costs in the 2019 period.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $50.9 million and we had current and long term contractual obligations of $12.7 million, of which $9.8 million is for rent under our facility leases.

Cash provided by operating activities for the three months ended March 31, 2019 of approximately $5.6 million consisted primarily of a net loss of $1.3 million, adjusted for non-cash items of $2.4 million, which primarily includes depreciation and amortization, accretion of interest expense, allowance for doubtful accounts and advertiser credits, deferred income taxes, and stock-based compensation, and approximately $4.5 million provided by working capital and other activities, which include customer deposits.

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

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the three months ended March 31, 2018 and 2019. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

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

For the three months ended and as of March 31, 2019, amounts from these partners and agencies totaled 49% of total revenue and $6.8 million in net accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 15% of total revenues and 35% of accounts receivable for the three months ended and as of March 31, 2019, respectively. We expect in the near to intermediate term campaign spend levels related to State Farm to be modestly lower compared to recent quarters, which will result in lower total revenues and contribution. Net accounts receivable balances outstanding as of March 31, 2019 from DexYP totaled $870,000.

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

Cash used in investing activities for the three months ended March 31, 2019 of approximately $143,000 was attributable to purchases for property and equipment, offset in part by $95,000 cash received in connection with the purchase agreement for the acquisition of Callcap in November 2018. Cash used in investing activities for the three months ended March 31, 2018 of approximately $769,000 was attributable to purchases for property and equipment.

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

Cash provided by financing activities for the three months ended March 31, 2019 of approximately $195,000 was primarily attributable to proceeds from employee stock option exercises and the employee stock purchase plan. Cash used in financing activities for the three months ended March 31, 2018 of approximately $21.9 million was primarily attributable to a common stock cash dividend payment in the amount of $21.9 million, offset by proceeds from employee stock option exercises and the employee stock purchase plan of $31,000.

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

In the second quarter of 2018, we provided a bank letter of credit to the lessor of our office space in Seattle, Washington in the amount of $575,000, which we fully collateralized with a certificate of deposit to the issuing bank. The letter of credit will be reduced by $100,000 annually starting in April 2019. The letter of credit was collateralized by a $575,000 certificate of deposit, which was restricted in use and is included in other assets in the Company’s condensed consolidated balance sheet as of December 31, 2018 and March 31, 2019. On April 2, 2019, the Company was no longer required to collateralize the letter of credit and the certificate of deposit matured and was closed.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the three months ended March 31, 2018 and 2019.

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

Based on our operating plans we believe that our resources will be sufficient to fund our operations, including any investments in strategic initiatives, for at least twelve months. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. There can be no assurance that, if we needed additional funds, financing arrangements would be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern or to achieve our intended business objectives.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the acquisition method.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of March 31, 2019 were $1.1 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2018 Annual Report on Form 10-K as amended. They have been updated to include information as of May 10, 2019.

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

We had an accumulated deficit of $257.5 million as of March 31, 2019. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the for the three months ended March 31, 2019. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace from February 2019, Verizon Media and Microsoft accounted for 11.7% and 24.7%, respectively, of the core search market in the United States and Google accounted for 62.6%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Verizon Media are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

Under one of our primary contracts with YP, we generate revenues from our local leads platform. This local leads platform agreement, which expires December 31, 2019, provides YP flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides YP with certain termination rights upon four months notice. We expect YP may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. YP’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect YP and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and YP as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. In 2017, Dex Media, Inc (“Dex”) acquired YP Holdings LLC (“YP Holdings”), which is the parent company of YP. We also have separate pay-for-call services and distribution partner agreements with YP and separate reseller partner agreements with Dex for pay-for-call and call analytics services. YP including Dex (collectively “DexYP”) is our largest reseller partner and was responsible for 27% of our total revenues for the three months ended March 31, 2019. It is possible that changes to our relationship and agreements with DexYP may occur and result in a significant reduction in the paid account fees, agency fees, and per call or lead fees that we receive from DexYP. There can be no assurance that our business with DexYP in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 14% of total revenues and less than 10% of total revenues, respectively, for the three months ended March 31, 2019.

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

We received approximately 51% of our revenue from our five largest customers for both the year ended December 31, 2018 and the three months ended March 31, 2019, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 51% of our total revenues for both the year ended December 31, 2018 and the three months ended March 31, 2019. DexYP was responsible for 27% of our total revenues for the three months ended March 31, 2019.

We have agreements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 15% of total revenues for the three months ended March 31, 2019. We expect in the near to intermediate term campaign spend levels related to State Farm to be modestly lower compared to recent quarters, which will result in lower total revenues and contribution.

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

We have experienced turnover in certain senior executives, and the duties and responsibilities of the chief executive officer are performed by the Office of the CEO consisting of Michael Arends and Russell Horowitz. We are assessing our current and future senior leadership needs, although we may not be successful in finding or hiring suitable additional senior leadership.

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

We currently or potentially compete with leading search engines and digital advertising networks such as Google, Microsoft, and Verizon Media. We also compete with call analytics technology providers such as Twilio, Invoca, DialogTech, and Convirza. As we continue to advance our data analytics technologies, we anticipate facing increased competition from companies providing more broad advertising solutions, such as data management companies like Oracle. We also face competition on the call supply side, where competing mobile advertising companies like GroundTruth look to outbid, partner with or otherwise secure sources of call supply we utilize. Many of these actual or perceived competitors also currently or may in the future have business relationships with us, particularly in distribution. However, such companies may terminate their relationships with us. Furthermore, our competitors may be able to secure agreements with us on more favorable terms, which could reduce the usage of our services, increase the amount payable to our distribution partners, reduce total revenue and thereby have a material adverse effect on our business, operating results and financial condition. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position. Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

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

As of May 3, 2019, Russell C. Horowitz, our primary founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 76% of the voting power of all outstanding shares of our capital stock. Ethan A. Caldwell previously held 395,209 shares of our Class A common stock, which were converted into the same number of shares of Class B common stock in May 2019. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as our founder has a controlling interest, he will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, our founder will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of our founder to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if our founder did not have a controlling interest in us. This control may deter or prevent a third-party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. 1,319,128 of Class B common shares may yet be purchased under the 2014 Repurchase Program. During the three months ended March 31, 2019, we repurchased 90,000 shares of restricted equity subject to vesting, which were issued to a certain employee and not already vested and were repurchased for $0.01 per share upon termination of employment, which was not pursuant to the 2014 Repurchase Program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
†31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document.
†101.SCH	XBRL Taxonomy Extension Schema Document.
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: May 10, 2019	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Chief Financial Officer and member of the Office of the CEO (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)