Form 10-Q
period 2019-06-30
MARCHEX INC
filed 2019-08-08
CIK 1224133

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 38,352,228 shares Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	June 30,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$45,230	$51,016
Accounts receivable, net	16,198	16,527
Prepaid expenses and other current assets	2,657	3,173
Total current assets	64,085	70,716
Property and equipment, net	2,921	3,325
Right-of-use lease asset	—	6,494
Other assets, net	917	236
Goodwill	24,442	24,442
Intangible assets from acquisitions, net	20,697	17,561
Total assets	$113,062	$122,774
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,968	$6,434
Accrued expenses and other current liabilities	5,807	6,425
Current portion of acquisition-related liabilities	1,215	1,277
Deferred revenue and deposits	1,782	3,541
Lease liability current	—	1,511
Total current liabilities	14,772	19,188
Other non-current liabilities	1,287	61
Deferred tax liabilities	1,531	1,433
Lease liability non-current	—	6,407
Non-current portion of acquisition-related liabilities	446	—
Total liabilities	18,036	27,089
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 5,056 shares issued and outstanding at December 31, 2018; and 4,661 shares issued and outstanding at June 30, 2019	53	49
Class B: 125,000 shares authorized; 36,965 shares issued and outstanding at December 31, 2018, including 574 shares of restricted stock; and 38,327 shares issued and outstanding at June 30, 2019, including 764 shares of restricted stock	370	383
Treasury stock	—	—
Additional paid-in capital	350,801	353,864
Accumulated deficit	(256,198)	(258,611)
Total stockholders’ equity	95,026	95,685
Total liabilities and stockholders’ equity	$113,062	$122,774

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2019	2018	2019
Revenue	$42,114	$52,747	$20,218	$26,341
Expenses:
Service costs(1)	24,207	28,181	11,384	13,923
Sales and marketing(1)	6,945	8,201	3,335	4,088
Product development(1)	7,521	9,573	3,873	5,005
General and administrative(1)	5,513	6,809	2,543	3,489
Amortization of intangible assets from acquisitions(2)	—	3,136	—	1,568
Acquisition-related costs (benefit)	—	(278)	—	(460)
Total operating expenses	44,186	55,622	21,135	27,613
Loss from operations	(2,072)	(2,875)	(917)	(1,272)
Interest income and other, net	509	403	269	218
Loss before provision for income taxes	(1,563)	(2,472)	(648)	(1,054)
Income tax expense (benefit)	21	(59)	10	60
Net loss applicable to common stockholders	$(1,584)	$(2,413)	$(658)	$(1,114)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.04)	$(0.05)	$(0.02)	$(0.02)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	5,056	4,927	5,056	4,800
Class B	37,811	40,193	37,584	40,554
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	5,056	4,927	5,056	4,800
Class B	42,867	45,120	42,640	45,354
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions
Service costs	$—	$1,148	$—	$574
Sales and marketing	—	1,237	—	618
General and administrative	—	751	—	376
Total	$—	$3,136	$—	$1,568

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2017	5,056	$53	38,736	$387	—	—	$343,268	$(253,709)	$89,999
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	36	1	—	—	26	—	27
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	951	—	951
Cumulative effect of a change in accounting principle related to revenue recognition	—	—	—	—	—	—	—	189	189
Net loss	—	—	—	—	—	—	—	(926)	(926)
Balances at March 31, 2018	5,056	$53	38,772	$388	—	—	$344,245	$(254,446)	90,240
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	287	3	—	—	719	—	722
Repurchase of treasury stock	—	—	—	—	(2,334)	(23)	—	—	(23)
Retirement of treasury stock	—	—	(2,334)	(23)	2,334	23	(5,650)	—	(5,650)
Net loss	—	—	—	—	—	—	—	(658)	(658)
Balances at June 30, 2018	5,056	$53	36,725	$368	—	$—	$339,314	$(255,104)	$84,631

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	5,056	$53	36,965	$370	—	—	$350,801	$(256,198)	95,026
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	129	1	(90)	(1)	194	—	194
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	545	—	545
Net loss	—	—	—	—	—	—	—	(1,299)	(1,299)
Balances at March 31, 2019	5,056	$53	37,094	$371	(90)	(1)	$351,540	$(257,497)	94,466
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	928	9	—	—	1,542	—	1,551
Conversion of Class A common stock to Class B common stock	(395)	(4)	395	4	—	—	—	—	—
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	782	—	782
Retirement of treasury stock	—	—	(90)	(1)	90	1	—	—	—
Net loss	—	—	—	—	—	—	—	(1,114)	(1,114)
Balances at June 30, 2019	4,661	$49	38,327	$383	—	$—	$353,864	$(258,611)	$95,685

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2018	2019
Operating Activities:
Net loss	$(1,584)	$(2,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	934	4,079
Allowance for doubtful accounts and advertiser credits	258	56
Acquisition-related costs (benefit)	—	(385)
Stock-based compensation	1,633	1,327
Deferred income taxes	—	(98)
Change in certain assets and liabilities:
Accounts receivable, net	(415)	(399)
Refundable taxes	—	291
Prepaid expenses, other current assets and other assets	(153)	(155)
Accounts payable	297	293
Accrued expenses and other current liabilities	(19)	665
Deferred revenue and deposits	766	1,759
Other non-current liabilities	20	(60)
Net cash provided by operating activities	1,737	4,960
Investing Activities:
Purchases of property and equipment	(1,033)	(963)
Cash received in connection with acquisitions	—	95
Purchases of intangible assets and other assets	(578)	(2)
Net cash used in investing activities	(1,611)	(870)
Financing Activities:
Repurchases of Class B common stock	(5,673)	—
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	71	1,696
Common stock cash dividends paid	(21,911)	—
Net cash provided by (used in) financing activities	(27,513)	1,696
Net increase (decrease) in cash and cash equivalents	(27,387)	5,786
Cash and cash equivalents at beginning of period	104,190	45,230
Cash and cash equivalents at end of period	$76,803	$51,016
Supplemental disclosure of cash flow information:
Cash paid for operating leases	$649	$843

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period. The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2018, as amended, and filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to the current period presentation.

Acquisitions

In November 2018, we acquired Telmetrics Inc. (“Telmetrics”), an enterprise call and text tracking and analytics company, and SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”), a call monitoring and analytics solutions company. See Note 11. Acquisitions of the notes to the condensed consolidated financial statements for further discussion.

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

The Financial Accounting Standards Board (“FASB”) ASC Topic 842, Leases, (ASC 842) is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The new standard was effective for the Company on January 1, 2019. The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

The primary impact upon adoption of the standard relates to the recognition of new right-of-use (“ROU”) assets and lease liabilities on the Company’s balance sheet for its office and operating leases and providing significant new disclosures about its leasing activities. On adoption, the Company recognized additional operating lease liabilities of approximately $8.7 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases and ROU assets of approximately $7.4 million.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements (Topic 326), Financial Instruments - Credit Losses (ASU 2018-19), an ASU intended to improve the Codification or correct its unintended application. The ASU is effective upon the adoption of the amendments in Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. In addition, in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments — Credit Losses (Topic 326), Targeted Transition Relief, (ASU 2019-05)), an ASU which provides ASU 2016-13 transition relief by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities.  The ASU is effective upon the adoption of the amendments in Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company does not expect adoption of ASU 2019-05, ASU 2018-19 and ASU 2016-13 to have a material impact on its consolidated financial statements.

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

The Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, (ASC 606) on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of initial application, referred to as open contracts. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. The Company measures revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service or product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

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

The Company’s call marketplace offers advertisers and advertising service providers’ ad placements across the Company’s distribution network. Advertisers or advertising service providers are charged on a pay-per-call or cost-per-action basis. The Company generates revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay the Company a designated transaction fee for each qualified phone call, which occurs when a user makes a phone call, clicks, or completes a specified action on any of their advertisement listings after it has been placed by the Company or by the Company’s distribution partners. The Company also generates revenue from cost-per-action services, which occurs when a user makes a phone call from the Company’s advertiser’s listing or is redirected from one of the Company’s web sites or a third-party web site in the Company’s distribution network to an advertiser web site and completes the specified action. Each qualified phone call or specified action on a listing represents a completed transaction. Revenue is recognized as services are provided upon the delivery of a qualified phone call or completed action. The Company’s distribution network is primarily comprised of third party mobile and online search engines and applications, mobile carriers, directories, destination sites, shopping engines, Internet domains or web sites, other targeted Web-based content, and offline sources. The Company enters into agreements with these third-party distribution partners to provide distribution for pay-for-call advertisement listings, which contain call tracking numbers and/or URL strings. The Company generally pays distribution partners based on a percentage of revenue or a fixed amount per phone call or other actions on these listings. The Company acts as the principal with the advertiser for revenue call transactions, and is responsible for the fulfillment of services. The Company recognizes revenue for these fees under the gross revenue recognition method.

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

For the three and six months ended June 30, 2018, revenues disaggregated by service type were $18.5 million and $38.4 million for performance based advertising services, respectively, and $1.7 million and $3.7 million for local leads services, respectively. For the three and six months ended June 30, 2019, revenues disaggregated by service type were $25.3 million and $50.4 million for performance based advertising services, respectively, and $1.1 million and $2.3 million for local leads services, respectively.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet as of June 30, 2019, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. During the three and six months ended June 30, 2019, revenue recognized that was included in the contract liabilities balance at the beginning of the period was $408,000 and $892,000.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of June 30, 2019, the Company had $210,000 of net deferred contract costs and the amortization associated with these costs was $99,000 and $207,000 for the three and six months ended June 30, 2019, respectively.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2019	2018	2019
Service costs	$230	$95	$102	$36
Sales and marketing	286	349	72	172
Product development	182	143	91	67
General and administrative	935	740	417	507
Total stock-based compensation	$1,633	$1,327	$682	$782

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three and six months ended June 30, 2018 and June 30, 2019 the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. For the six months ended June 30, 2018, the Company used an expected dividend yield for those grants prior to the record date of the Company’s common stock cash dividend payment in March 2018.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2018	2019	2018	2019
Expected life (in years)	4.0	4.0 - 6.25	4.0	4.0 - 6.25
Risk-free interest rate	2.54%-2.69%	1.82%-2.22%	2.69%	1.82%
Expected volatility	53%	39%-49%	53%	39%-49%
Expected dividend yield	0%-3.57%	0%	0%	0%

Stock option activity during the six months ended June 30, 2019 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2018	5,511	$4.98	5.53
Options granted	641	4.88
Options forfeited	(228)	3.28
Options expired	(605)	6.16
Options exercised	(456)	3.78
Balance at June 30, 2019	4,863	$5.01	5.76

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the six months ended June 30, 2019 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2018	1,264	$3.28
Granted	471	4.94
Vested	(317)	3.75
Forfeited	(112)	3.85
Unvested balance at June 30, 2019	1,306	$3.71

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2018		2019
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(187)	$(1,397)	$(264)	$(2,149)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,811	4,927	40,193
Basic net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(0.05)	$(0.05)

	Three months ended June 30,
	2018		2019
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(78)	$(580)	$(118)	$(996)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,584	4,800	40,554
Basic net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.02)	$(0.02)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2018		2019
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(187)	$(1,397)	$(264)	$(2,149)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(187)	—	(264)
Diluted net loss applicable to common stockholders	$(187)	$(1,584)	$(264)	$(2,413)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,811	4,927	40,193
Conversion of Class A to Class B common shares outstanding	—	5,056	—	4,927
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	42,867	4,927	45,120
Diluted net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(0.05)	$(0.05)

	Three months ended June 30,
	2018		2019
	Class A	Class B	Class A	Class B
Diluted net loss per share
Numerator:
Net loss applicable to common stockholders	$(78)	$(580)	$(118)	$(996)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(78)	—	(118)
Diluted net loss applicable to common stockholders	$(78)	$(658)	$(118)	$(1,114)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,584	4,800	40,554
Conversion of Class A to Class B common shares outstanding	—	5,056	—	4,800
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	42,640	4,800	45,354
Diluted loss per share:
Diluted net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.02)	$(0.02)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three and six months ended June 30, 2018 and 2019, outstanding options to acquire 5,411 and 4,863 shares, respectively of Class B common stock.
•	For the three and six months ended June 30, 2018 and 2019, 661 and 764 shares of unvested Class B restricted common shares, respectively.
•	For the three and six months ended June 30, 2018 and 2019, 519 and 543 restricted stock units, respectively.

(6) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during the six months ended June 30, 2018, the Company held cash equivalents in deposit sweep accounts with these same financial institutions. These Level 2 assets were fully liquidated prior to June 30, 2018.

The advertisers representing more than 10% of revenue are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2018	2019	2018	2019
Advertiser A	20%	26%	22%	26%
Advertiser B	23%	14%	19%	13%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2018	At June 30, 2019
Advertiser A	15%	17%
Advertiser B	31%	26%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 14% and 17% of revenue for the three and six months ended June 30, 2018, respectively, and 10% and 12% of revenue for the three and six months ended June 30, 2019, respectively. This same advertising agency represented 23% and 22% of accounts receivable as of December 31, 2018 and June 30, 2019, respectively.

A significant amount of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of revenue for the three and six months ended June 30, 2018 and 2019.

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

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2018	2019	2018	2019
United States	99%	99%	99%	99%
Canada	1%	1%	1%	1%
Other countries	*	*	*	*
	100%	100%	100%	100%

*	Less than 1% of revenue.

(8) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2018	At June 30, 2019
Computer and other related equipment	$18,839	$19,057
Purchased and internally developed software	6,878	6,913
Furniture and fixtures	1,023	1,028
Leasehold improvements	1,275	1,737
	$28,015	$28,735
Less: Accumulated depreciation and amortization	(25,094)	(25,410)
Property and equipment, net	$2,921	$3,325

Depreciation and amortization expense related to property and equipment was approximately $335,000 and $377,000 for the three months ended June 30, 2018 and 2019, respectively.  Depreciation and amortization expense related to property and equipment was approximately $790,000 and $734,000 for the six months ended June 30, 2018 and 2019, respectively.

(9) Leases

          The Company leases office space for its corporate headquarters in Seattle, Washington. It also leases an office space in Mississauga, Canada and Wichita, Kansas. The Company leases its office facilities under operating lease agreements in accordance with ASC 842 and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term.

The Company’s lease agreement with respect to office space in Seattle, Washington, as amended, expires on March 31, 2025. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, the lessor will pay towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company may use up to approximately $180,000 of any unused landlord contribution as a credit against any payment obligation under the lease. In the second quarter of 2019, the Company requested the $180,000 landlord contribution from the lessor as a reimbursement towards certain leasehold improvements and expects to receive these funds in Q3 2019. In the first quarter of 2018, the lessor paid $373,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term. Additionally, in April 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which was reduced by $100,000 in April 2019 and is contemplated to be reduced by such amount annually. The letter of credit was collateralized by a $575,000 certificate of deposit, which was restricted in use and is included in other assets in the Company’s condensed consolidated balance sheet as of December 31, 2018. On April 2, 2019, the Company was no longer required to collateralize the letter of credit and the certificate of deposit matured.

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

Lease cost recognized in the Company’s consolidated statements of operations and other information is summarized as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$425	$859
Short-term operating lease cost (1)	29	59
Total operating lease cost (2)	$454	$918
Other information:
Weighted-average remaining lease term - operating leases		5.7 years
Weighted-average discount rate - operating leases (3)		5.0%

(1)

The Company elected the practical expedient permitted in ASC Topic 842. As such, its short-term operating lease in Wichita, Kansas is not recognized as a liability as of the effective date of ASC Topic 842 and on the Company’s balance sheet as of June 30, 2019. The Company recognizes short-term operating lease costs on a straight-line basis.

(2)	Rent expense incurred by the Company was approximately $369,000 and $746,000 for three and six months ended June 30, 2018, respectively.
(3)

The discount rate used to compute the present value of total lease liabilities as of June 30, 2019 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the implementation date of ASC 842 on January 1, 2019.

As of June 30, 2019, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments	$9,351
Less: imputed interest	(1,433)
Present value of total operating lease liabilities	7,918
Less: current portion of operating lease liabilities	(1,511)
Total long-term operating lease liabilities	$6,407

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

	Facilities operating leases (1)	Other contractual obligations	Total
2019	667	1,587	2,254
2020	1,615	757	2,372
2021	1,653	256	1,909
2022	1,613	4	1,617
2023 and after	3,803	—	3,803
Total minimum payments	$9,351	$2,604	$11,955
(1) For additional information regarding the Company's facilities operating leases, see Note 9. Leases of the notes to the condensed financial statements.

In connection with the Telmetrics acquisition in 2018, the Company has an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The estimated fair value of the contingent consideration arrangement is approximately $1.1 million and is recorded on the balance sheet in acquisition-related liabilities as of June 30, 2019.

During the six months ended June 30, 2019, the Company committed $2.5 million in funding for a strategic technology initiative through the first quarter of 2020.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2018 and June 30, 2019. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

A summary of the consideration for the acquisition initially recorded is as follows (in thousands):

Cash	$10,100
Future consideration	1,600
Total	$11,700

The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash to the former shareholders of Telmetrics based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between $0 and $3.0 million. Of the $3.0 million possible earnout, $450,000 may be paid to certain employees to the extent they remain employed by the Company on the first and second anniversaries following the acquisition date. Such amounts have been excluded from the purchase consideration and are treated as compensation expense. The fair value of the contingent consideration arrangement of approximately $1.1 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. Changes in these assumptions could have an impact on the payout of contingent consideration with a maximum payout being $3.0 million. The fair value of the contingent consideration was approximately $1.5 million and $1.1 million as of December 31, 2018 and June 30, 2019, respectively, and the net change in fair value was primarily due to a change in the assumptions used in the original estimate of the liability. The earnout liability is recorded on the balance sheet in acquisition-related liabilities and the net change in fair value of the contingent consideration of approximately $400,000 that the Company recorded during the six months ended June 30, 2019 is recorded on the income statement in acquisition-related costs (benefit), net of accretion of interest.

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

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed as of June 30, 2019 (in thousands):

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

The following summarizes the estimated fair value of the assets acquired and the liabilities assumed as of June 30, 2019 (in thousands):

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

(c) Unaudited pro forma financial information (acquisitions):

The following unaudited pro forma financial information summarizes the combined results of operations of the Company, Telmetrics, and Callcap, and is based on the historical results of operations of the Company, Telmetrics, and Callcap. The pro forma information reflects the results of operations of the Company as if the acquisitions of Telmetrics and Callcap had taken place on January 1, 2018. The unaudited pro forma financial information for the three and six months ended June 30, 2018 combine the historical results of operations for the Company for the three and six months ended June 30, 2018 and Telmetrics’ and Callcap’s historical results of operations during the pre-acquisition period for the three and six months ended June 30, 2018. The pro forma information includes adjustments for amortization of intangible assets, accretion of interest expense related to the future consideration, and elimination of interest expense and income. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

	(Unaudited)
	(in thousands)
	Six months ended	Three months ended
	June 30	June 30
	2018	2018
Revenue	$51,947	$25,267
Net loss applicable to common stockholders	(2,166)	(858)

(12) Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$12,368	$295	$12,073
Technologies	5,879	258	5,621
Non-compete agreements	2,559	184	2,375
Tradenames	672	44	628
Total identifiable intangible assets from acquisitions	$21,478	$781	$20,697

	As of June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$12,368	$1,532	$10,836
Technologies	5,879	1,237	4,642
Non-compete agreements	2,559	936	1,623
Tradenames	672	212	460
Total identifiable intangible assets from acquisitions	$21,478	$3,917	$17,561

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete arrangements have a weighted average useful life from date of purchase of 5 years, 3 years, 2 years, 1-2 years, respectively. Aggregate amortization expense incurred by the Company for the six months ended June 30, 2019 was approximately $3.1 million. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense as of June 30, 2019 for the next five years is as follows: $3.1 million in 2019, $5.7 million in 2020, $4.2 million in 2021, $2.5 million in 2022, and $2.1 million in 2023.

(13) Goodwill

There was no change in goodwill for the six months ended June 30, 2019.

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

(14) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2019, the Company repurchased 90,000 shares of Class B common stock for approximately $900 (employee restricted equity subject to vesting repurchased for $.01 per share upon termination of employment), which was not pursuant to the 2014 Repurchase Program.    The Company did not repurchase any Class B common stock under the 2014 Repurchase Program for the six months ended June 30, 2018.

In May 2018, the Company repurchased approximately 2.3 million shares of its Class B common stock for approximately $5.7 million from a former member of the Company’s board of directors, which was not pursuant to the 2014 Purchase Program. The Company’s board of directors approved the repurchase transaction and the Company retired these shares during the three months ended June 2018.

In December 2017, the Company declared a special cash dividend in the amount of $0.50 per share on the Company’s Class A and B common stock and recorded Dividends Payable of $21.9 million in its consolidated balance sheet at December 31, 2017. The Company paid the total dividend of $21.9 million in the first quarter of 2018.

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

•

Marchex Sales Edge. Launched in August 2019, Marchex Sales Edge incorporates artificial intelligence-based functionality within the product suite that can help enable businesses to understand customer conversations in phone calls and via text, in real-time and at scale, and can help enable businesses to learn how to optimize the sales process in order to take the right actions to win more business. These solutions can arm businesses with the data-driven intelligence they need to deliver on-demand and personalized customer experiences. Marchex Sales Edge products include:

•

Marchex Sales Edge Local. Marchex Sales Edge Local is expected to be available by the end of 2019 and is a product for business location managers that analyze phone conversations. Marchex Sales Edge Local can provide performance insights and prioritize leads using intelligent lead scoring and integrating with existing workflows and tools companies use each day, like Salesforce Sales Cloud CRM. This product can help companies grow their business at each location by prioritizing their best leads, while arming them with tools they can use to train their sales teams.

•

Marchex Sales Edge Enterprise. Launched in 2019, Marchex Sales Edge Enterprise is a product for corporate managers that can provide conversation performance insights and trends across a brand or network of distributed business locations. The conversational data analyses can provide critical sales insights that can help enterprises boost outcomes across national and regional sales organizations.

•

Marchex Sales Edge Rescue. Launched in April 2019, Marchex Sales Rescue combines Marchex artificial intelligence and machine learning with conversational call monitoring and scoring services and can alert businesses when potential buyers hang up without making a purchase, or when certain calls did not meet the business’ customer service standards. Marchex Sales Rescue can identify in real-time when potential high-value customer prospects engaged in conversations with sales representatives are mishandled in any number of ways, and can give businesses the opportunity to re-engage immediately to capture these potentially lost opportunities, as well as avoid undesired customer experiences.

•

Marchex Omnichannel Analytics Cloud. Marchex Omnichannel Analytics Cloud leverages the call analytics platform and can provide a single source to marketers to see which media channels are driving phone calls across search, display, video, site, and social media. Our Omnichannel Analytics Cloud products include:

•

Marchex Search Analytics. Marchex Search Analytics is a product for search marketers that can drive phone calls from search campaigns. Marchex Search Analytics can attribute inbound phone calls made from paid search ads and landing pages to a keyword. The platform can deliver this data as well as data about call outcomes directly into search management platforms like DoubleClick Search and Kenshoo. According to a June 2016 BIA Kelsey report, mobile calls represent 60% of inbound calls to businesses in 2016. This equals 85 billion global mobile calls annually, a figure that is projected to grow to 169 billion calls by 2020.

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

•

Marchex Social Analytics. Marchex Social Analytics is a product for marketers that buy social media advertising. Marchex Social Analytics can help measure the influence social media advertising has on inbound calls from platforms like Facebook or Instagram so marketers can see which posts are working. According to a December 2016 Zenith Media report, global social media is forecasted to grow 72% between 2016 and 2019, rising from $29 billion to $50 billion.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement, which expires December 31, 2019, provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months notice. We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for additional pay-for-call and separate call analytics services. Thryv is our largest reseller partner and was responsible for 22% and 20% of our total revenues for the three and six months ended June 30, 2018, respectively, and Thryv was responsible for was 26% of our total revenues for the three and six months ended June 30, 2019.

Our Strategy

Key elements of our strategy include:

Innovating on Conversational Analytics Technology and Solutions. We plan to continue to expand and invest in our speech analytics technology and expand our AI, data science, and machine learning capabilities. We also plan to continue to expand our range of call, text, and other communication channels analytics product capabilities by growing our conversation analytics offerings, including AI-driven speech technology solutions, call tracking, call monitoring, text communications, keyword-level tracking, display ad impression measurement and other products as part of our owned, end-to-end, call and text based advertising solutions. Our expanding capabilities are enabling us to develop new solutions, like sales acceleration and personalization solutions that enable us to take advantage of our growing conversational data assets. Our products and features that are at the center of our investments and innovation include: (1) Marchex Speech Analytics, which can help companies understand what is happening on inbound calls from consumers and can deliver actionable operational and advertising insights from those consumer interactions; (2) Text Analytics and Communications, which enables businesses to send and receive text/SMS messages with customers and can provide insights for businesses on text and messaging interactions to improve the customer experience and accelerate the sales process; (3) Sales Edge Suite, which incorporates artificial intelligence-based functionality within the product suite that can help enable businesses to understand customer conversations in phone calls and via text, in real-time and at scale, and can help enable businesses to learn how to optimize the sales process in order to take the right actions to win more business. These solutions can arm businesses with the data-driven intelligence they need to deliver on-demand and personalized customer experiences. ; (4) Marchex Omnichannel Analytics Cloud, which can connect call data to media channels, including search, display and video, social and sites, to phone calls made to a business; and (5) Marchex Audience Targeting, which leverages call data and can automatically build audience segments for display and social media platforms. Additional information regarding our product offerings is included in the Overview section on pages 1 through 3. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

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

Developing New Markets. We intend to analyze opportunities and may seek to expand our technology-based products into new business areas where our services can be replicated on a cost-effective basis, or where the creation or development of a product or service may be appropriate. We have technology integration partnerships and referral agreements with Adobe, DoubleClick, and Salesforce, Facebook, and other third-party marketers. We anticipate utilizing various strategies to enter new markets, including: developing strategic relationships; innovating with existing proprietary technologies; acquiring products that address a new category or opportunity; and creating joint venture relationships.

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

The comparative periods presented are for the three and six months ended June 30, 2018 and 2019.

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

Our call marketplace offers advertisers and advertising service providers’ ad placements across our distribution network. Advertisers or advertising service providers are charged on a pay-per-call or cost-per-action basis. We generate revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers pay us a designated transaction fee for each qualified phone call, which occurs when a user makes a phone call, clicks, or completes a specified action on any of their advertisement listings after it has been placed by us or by our distribution partners. We also generate revenue from cost-per-action, which occurs when a user makes a phone call from our advertiser’s listing or is redirected from one of our web sites or a third-party web site in our distribution network to an advertiser web site and completes the specified action. Each qualified phone call or specified action on an advertisement listing represents a completed transaction.

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

We determined that it is not more likely than not that our deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2018 and June 30, 2019. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Uncertain tax positions as of June 30, 2019 amounted to $1.2 million.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2019	2018	2019
Revenue	100%	100%	100%	100%
Expenses:
Service costs	57%	54%	56%	53%
Sales and marketing	17%	16%	16%	16%
Product development	18%	18%	19%	19%
General and administrative	13%	13%	13%	13%
Amortization of intangible assets from acquisitions	—%	6%	—%	6%
Acquisition-related costs (benefit)	—%	-1%	—%	-2%
Total operating expenses	105%	106%	104%	105%
Loss from operations	(5%)	(6%)	(4%)	(5%)
Other income, net	1%	1%	1%	1%
Loss before provision for income taxes	(4%)	(5%)	(3%)	(4%)
Income tax expense	0%	0%	0%	0%
Net loss applicable to common stockholders	(4%)	(5%)	(3%)	(4%)

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2019 and the six months ended June 30, 2018 to the six months ended June 30, 2019.

Revenue

Revenue increased 30% from $20.2 million for the three months ended June 30, 2018 to $26.3 million in the same period in 2019. Revenue increased 25% from $42.1 million for the six months ended June 30, 2018 to $52.7 million in the same period in 2019. These increases were due primarily to an increase in revenue from our call analytics services due to contribution from Telmetrics and Callcap, which we acquired in November 2018, and due to an increase in pay-for-call service revenues from reseller partners like Thryv. These increases were offset in part due to fewer accounts and local leads platform revenues from reseller partners like Thryv.

We expect our revenues to be lower in the near term compared to the most recent quarters due in part to lower revenues due to fewer small business accounts on our local leads platform and reduced seasonal and budgeted demand for calls from several of our pay-for-call service customers, particularly in the latter part of the fourth quarter where we have historically experienced lower call volumes.

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with Thryv, through which we charge an agreed-upon price for qualified calls or leads from our network. These agreements expire December 31, 2019. The local leads platform agreement provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four-months prior notice. We expect Thryv may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. Thryv’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect Thryv and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We have separate partner reseller agreements with Thryv for pay-for-call and call analytics services. It is undetermined whether Thryv’s use of these service offerings will continue prospectively at or near current levels or at all. Thryv is our largest reseller partner and was responsible for 22% and 20% of our total revenues for the three and six months ended June 30, 2018 and was responsible for 26% of our total revenues for both the three and six months ended June 30, 2019.  We also have a separate distribution partner agreement with Thryv. It is possible that changes to our relationship and agreements with Thryv may occur and result in a significant reduction in the paid account fees, agency fees, and per call or lead fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 14% and 10% of total revenues for the three months ended June 30, 2018 and 2019, respectively, and 17% and 12% of total revenues for the six months ended June 30, 2018 and 2019, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 19% and 13% of total revenues for the three months ended June 30, 2018 and 2019, respectively, and 23% and 14% for the six months ended June 30, 2018 and 2019, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns which are generally for a set period of time and/or budget level. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to recent quarters, which will result in lower total revenues and contribution.

We have revenue concentrations with other certain large customers including reseller partners and advertising agencies. Many of these customers are not subject to long term contracts with us or may have contracts with near term expiration dates and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. A loss of reseller partners or a decrease in revenue from these resellers could have a material adverse effect on our results of operations and financial condition. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns, which are typically short term and subject to a specified dollar amount, and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising agreements with certain large customers which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

Expenses

Expenses were as follows (in thousands):

	Six months ended June 30,				Three months ended June 30,
	2018	% of revenue	2019	% of revenue	2018	% of revenue	2019	% of revenue
Service costs	$24,207	57%	$28,181	54%	$11,384	56%	$13,923	53%
Sales and marketing	6,945	17%	8,201	16%	3,335	16%	4,088	16%
Product development	7,521	18%	9,573	18%	3,873	19%	5,005	19%
General and administrative	5,513	13%	6,809	13%	2,543	13%	3,489	13%
Amortization of intangible assets from acquisitions	—	—%	3,136	6%	—	—%	1,568	6%
Acquisition-related costs (benefit)	—	—%	(278)	-1%	—	—%	(460)	-2%
	$44,186	105%	$55,622	106%	$21,135	104%	$27,613	105%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2019	2018	2019
Service costs	$230	$95	$102	$36
Sales and marketing	286	349	72	172
Product development	182	143	91	67
General and administrative	935	740	417	507
Total stock-based compensation	$1,633	$1,327	$682	$782

See Note 4. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 22% from $11.4 million for the three months ended June 30, 2018 to $13.9 million in the same period in 2019. As a percentage of revenues, service costs were 56% and 53% for the three months ended June 30, 2018 and 2019, respectively. The increase in dollars was primarily due to an aggregate increase in distribution partner payments and communication and network costs totaling $2.6 million, with the increase due in part to our acquisitions of Telmetrics and Callcap in November 2018. The decrease as a percentage of revenue was primarily the result of an increase in our call analytics platform revenues, due to our acquisitions of Telmetrics and Callcap in November in 2018, in addition to a decrease in our pay-for-call service revenues as a percent of total revenues, offset in part by our local leads platform revenues comprising a lower percentage of revenue compared to the 2018 period. Our local leads platform and call analytics platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

Service costs increased 16% from $24.2 million for the six months ended June 30, 2018 to $28.2 million in the same period in 2019. As a percentage of revenues, service costs were 57% and 54% for the six months ended June 30, 2018 and 2019, respectively. The increase in dollars was primarily due to an aggregate increase in distribution partner payments and communication and network costs totaling $4.1 million. The decrease as a percentage of revenue in 2018 was primarily the result of an increase in our call analytics platform revenues, due in part to our acquisitions of Telmetrics and Callcap in November in 2018, in addition to a decrease in our pay-for-call service revenues as a percent of total revenues, offset in part by our local leads platform revenues comprising a lower percentage of revenue compared to the 2018 period.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform makes up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect in the near and intermediate term for service costs as a percentage of revenue to be relatively stable to modestly higher relative to the most recent quarterly periods. We also expect service costs in absolute dollars to increase over the longer term in connection with any revenue increase and expansion in our communication and network infrastructure.

Sales and Marketing. Sales and marketing expenses increased 23% from $3.3 million for the three months ended June 30, 2018 to $4.1 million in the same period in 2019. As a percentage of revenue, sales and marketing expenses were 16% for both the three months ended June 30, 2018 and 2019, respectively. The net increase in dollars was primarily attributable to an increase in personnel costs and stock-based compensation costs totaling $657,000, which was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

Sales and marketing expenses increased 18% from $6.9 million for the six months ended June 30, 2018 to $8.2 million in the same period in 2019. The net increase in dollars was primarily attributable to an aggregate increase in personnel costs totaling $1.1 million, which was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018. As a percentage of revenue, sales and marketing expenses were relatively flat at 17% and 16% for the six months ended June 30, 2018 and 2019, respectively.

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

Product Development. Product development expenses increased 29% from $3.9 million for the three months ended June 30, 2018 to $5.0 million in the same period in 2019. As a percentage of revenue, product development expenses were 19% for both the three months ended June 30, 2018 and 2019. The net increase in dollars was primarily due to an aggregate increase in personnel and outside service provider costs and facility related costs totaling $1.1 million. The increase in personnel costs and facility related costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

Product development expenses increased 27% from $7.5 million for the six months ended June 30, 2018 to $9.6 million in the same period in 2019. As a percentage of revenue, product development expenses were  18% for both the six months ended June 30, 2018 and 2019. The net increase in dollars and percentage of revenue was primarily due to an aggregate increase in personnel and outside service provider costs and facility related costs totaling $2.0 million.  The increase in personnel costs and facility related costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

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

General and Administrative. General and administrative expenses increased 37% from $2.5 million for the three months ended June 30, 2018 to $3.5 million in the same period in 2019. As a percentage of revenue, general and administrative expenses were 13%  for both the three months ended June 30, 2018 and 2019. The net increase in dollars was primarily due to an aggregate increase in personnel and outside service provider costs and facility related costs totaling $675,000, which was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

General and administrative expenses increased 24% from $5.5 million for the six months ended June 30, 2018 to $6.8 million in the same period in 2019. As a percentage of revenue, general and administrative expenses were 13%  for both the six months ended June 30, 2018 and 2019. The net increase in dollars was primarily due to an increase in personnel and outside service provider costs and facility related costs totaling $1.5 million, offset in part by a decrease in stock-based compensation and professional fees totaling $332,000. The increase in personnel costs and facility related costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $1.6 million and $3.1 million for the three and six months ended June 30, 2019, respectively, and was associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions in November 2018. During 2019, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

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

No impairment of our intangible assets has been identified as of June 30, 2019. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test its goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such assets’ fair values.

Acquisition-related Costs (Benefit). Acquisition-related costs (benefit) of $(460,000) and $(278,000) for the three and six months ended June 30, 2019, respectively, was primarily due to a $539,000 adjustment to the estimated fair value of our contingent consideration liability related to our recent acquisition of Telmetrics in November 2018, offset by accretion of interest expense and professional fees primarily associated with our acquisitions of Telmetrics and Callcap in November 2018.

Income Tax Expense (Benefit). Income tax expense (benefit) for the three months ended June 30, 2018 and 2019 was $10,000 and $60,000, respectively, and for the six months ended June 30, 2018 and 2019 was $21,000 and $(59,000), respectively. Income tax expense consisted of state income taxes for the three and six months ended June 30, 2018 and for the three months ended June 30, 2019. Income tax benefit consisted primarily of deferred tax benefit related to one of our foreign jurisdictions, offset in part by U.S. state income tax expense for the six months ended June 30, 2019. The effective tax rate differed from the expected tax rate of 21% for 2018 and 2019 due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts, offset by federal research and development credits and a tax benefit related to one of our foreign jurisdictions.

Net Loss. Net loss was ($1.1) million and ($2.4) million in the three and six months ended June 30, 2019, respectively, and was ($658,000) and ($1.6) million in the same periods in 2018, respectively. The reduction in loss was primarily attributable to higher amortization of intangible assets from acquisitions in 2019, with no corresponding costs in the 2018 period, partially offset by higher revenues and lower operating costs in the 2019 period and a $539,000 adjustment to the estimated fair value of our contingent consideration liability related to our recent acquisition of Telmetrics in November 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $51.0 million and we had current and long term contractual obligations of $12.0 million, of which $9.4 million is for rent under our facility leases.

Cash provided by operating activities for the six months ended June 30, 2019 of approximately $5.0 million consisted primarily of a net loss of $2.4 million, adjusted for non-cash items of $5.0 million, which primarily includes depreciation and amortization, allowance for doubtful accounts and advertiser credits, deferred income taxes, stock-based compensation, and an adjustment to the estimated fair value of our contingent consideration liability related to our recent acquisition of Telmetrics in November 2018, and approximately $2.4 million provided by working capital and other activities.

Cash provided by operating activities for the six months ended June 30, 2018 of approximately $1.7 million consisted primarily of a net loss of $1.6 million, adjusted for non-cash items of $2.8 million, which primarily includes depreciation and amortization, allowance for doubtful accounts and advertiser credits, and stock-based compensation, deferred income taxes, and approximately $496,000 provided by working capital and other activities.

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the three and six months ended June 30, 2018 and 2019. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

Nearly all of our reseller partner agreements, including our agreements with resellers such as Thryv, CDK Global, hibu Inc., and Web.com, are billed on a monthly basis following the month of our phone call or other action delivery. This payment structure results in our advancement of monies to the distribution partners who have provided the corresponding calls, other delivery actions, or placements of the listings. For these services, reseller partner payments are generally received two to four weeks or longer following payment to the distribution partners. We also have payment agreements with advertising agencies such as Resolution Media and OMD Digital whereby we receive payment after the agency’s advertiser pays the agency, which is generally between 60 and 120 days or longer, following the delivery of services. We expect that in the future periods, if the amounts from our reseller partner and agency agreements account for a greater percentage of our operating activity, working capital requirements will increase as a result.

For the six months ended and as of June 30, 2019, amounts from these reseller partners and agencies totaled 47% of total revenue and $8.0 million in net accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 14% of total revenues and 26% of accounts receivable for the six months ended and as of June 30, 2019, respectively. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to previous quarters, which will result in lower total revenues and contribution. Net accounts receivable balances outstanding as of June 30, 2019 from Thryv totaled $2.7 million.

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

Cash used in investing activities for the six months ended June 30, 2019 of approximately $870,000 was primarily attributable to purchases for property and equipment of $963,000. Cash used in investing activities for the six months ended June 30, 2018 of approximately $1.6 million was primarily attributable to purchases for property and equipment.

We expect property and equipment purchases in the near and intermediate term to be similar to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We expect our expenditures for product development initiatives will be stable to modestly higher in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives.

Cash provided by financing activities for the six months ended June 30, 2019 of approximately $1.7 million was primarily attributable to proceeds from employee stock option exercises. Cash used in financing activities for the six months ended June 30, 2018 of approximately $27.5 million was primarily attributable to a common stock cash dividend payment and the repurchase of 2.3 million shares of Class B common stock, offset by proceeds from employee stock option exercises and the employee stock purchase plan.

We anticipate that we will need to invest working capital towards the development of our overall operations and to fund any losses from operations, and we expect that capital expenditures may increase in future periods, particularly with any increase in our operating activities. We may also pursue a significant number of acquisitions. As a result, we could experience a reduction of our cash balances or the incurrence of debt. During the first quarter of 2019, we committed $2.5 million in funding for a strategic technology initiative through the first quarter of 2020.

In the second quarter of 2018, we provided a bank letter of credit to the lessor of our office space in Seattle, Washington in the amount of $575,000, which we fully collateralized with a certificate of deposit to the issuing bank. The letter of credit was reduced by $100,000 in April 2019 and is expected to be reduced by such amount annually. The letter of credit was collateralized by a $575,000 certificate of deposit, which was restricted in use and was included in other assets in the Company’s condensed consolidated balance sheet as of December 31, 2018. On April 2, 2019, the Company was no longer required to collateralize the letter of credit and the certificate of deposit matured and was closed.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the six months ended June 30, 2018 and 2019.

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

We generally use the Black-Scholes option pricing model as our method of valuation for stock-based awards with time-based vesting. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of June 30, 2019 were $1.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer/our principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and our principal financial officer has concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2018 Annual Report on Form 10-K as amended. They have been updated to include information as of August 8, 2019.

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

We had an accumulated deficit of $258.6 million as of June 30, 2019. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the for the six months ended June 30, 2019. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for May 2019, Verizon Media and Microsoft accounted for 11.5% and 24.9%, respectively, of the core search market in the United States and Google accounted for 62.7%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Verizon Media are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including Thryv, Resolution Media, OMD Digital, CDK Global, hibu Inc., and Web.com for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners and agencies could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

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

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement, which expires December 31, 2019, provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months notice. We expect Thryv may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. Thryv’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect Thryv and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for pay-for-call and call analytics services. Thryv is our largest reseller partner and was responsible for 26% of our total revenues for the six months ended June 30, 2019. It is possible that changes to our relationship and agreements with Thryv may occur and result in a significant reduction in the paid account fees, agency fees, and per call or lead fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 12% and less than 10% of total revenues, respectively, for the six months ended June 30, 2019.

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

We received approximately 51% and 50% of our revenue from our five largest customers for the year ended December 31, 2018 and the six months ended June 30, 2019, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 51% and 50% of our total revenues for the year ended December 31, 2018 and the six months ended June 30, 2019, respectively. Thryv was responsible for 26% of our total revenues for the six months ended June 30, 2019.

We have agreements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 14% of total revenues for the six months ended June 30, 2019. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to previous quarters, which will result in lower total revenues and contribution.

Many of our other large customers, including reseller partners, and advertising agencies are not subject to long term contracts with us or have contracts with near term expiration dates, and are able to reduce or cease advertising spend at any time and for any reason. Reseller partners purchase various advertising and marketing services from us, as well as provide us with a large number of advertisers. A loss of reseller partners or a decrease in revenue from these resellers could adversely affect our business. In some cases, we engage with advertisers through advertising agencies, who act on behalf of the advertisers. Advertising agencies, such as Resolution Media and OMD Digital, may place insertion orders with us on behalf of advertisers (including State Farm) for particular advertising campaigns, which are typically short term and subject to a specified dollar amount, and are not obligated to commit beyond the campaign governed by a particular insertion order and may also cancel the campaign prior to completion. Advertising agencies also have relationships with many different providers, each of whom may be running portions of the advertising campaign. We have call advertising agreements with certain large customers, which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, including due to rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our future operating results.

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

We have experienced turnover in certain senior executives in recent years, and the duties and responsibilities of the chief executive officer are currently performed by the Office of the CEO consisting of Michael Arends and Russell Horowitz.

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

We may not be able to obtain and maintain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business, property or systems suffer any damages, losses or claims by third parties that are not covered or adequately covered by insurance, our financial condition may be materially adversely affected. We currently have directors’ and officers’ liability insurance. If we are unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our company, which could have a material adverse effect on our operations.

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

•

Federal and state telemarketing laws including the Telephone Consumer Protection Act (“TCPA”) which limits the use of autodialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act and the rules and regulations promulgated thereunder. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions.  Specifically, the TCPA restricts telemarketing and the use of automatic SMS text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing.  If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face liability.

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

•

For our domestic business, we expect the trend towards enhanced regulation and personal rights applicable to the collection, use, storage and sharing of personal information to continue. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which takes effect on January 1, 2020. The CCPA establishes requirements for businesses and grants individual rights similar to those contained in the GDPR. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Like the GDPR, the CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could adversely affect our business.

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

Our founder controls the outcome of stockholder voting, and there may be an adverse effect on the price of our Class B common stock due to the disparate voting rights of our Class A common stock and our Class B common stock.

  As of June 30, 2019, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. Another holder previously held 395,209 shares of our Class A common stock, which were converted to the same number of shares of Class B common stock in May 2019. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as our founder has a controlling interest, he will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, our founder will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of our founder to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if our founder did not have a controlling interest in us. This control may deter or prevent a third-party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We declared and paid a special dividend in the last quarter of 2017 and the first quarter of 2018, respectively. Special dividends generally result in a reduction in stock price with the dividend distributed. In addition, we paid a quarterly dividend on our Class B common stock from November 2006 through May 2015. Our ability to pay dividends is dependent upon a variety of factors, including our financial results, liquidity and financial condition and capital requirements. There is no assurance that we will pay dividends in the future. Furthermore, the payment by us of special dividends or dividends in general may have an impact on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended June 30, 2019, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

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

MARCHEX, INC.

Date: August 8, 2019	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Chief Financial Officer and member of the Office of the CEO (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)