Form 10-Q
period 2019-09-30
MARCHEX INC
filed 2019-11-08
CIK 1224133

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 38,433,473 shares Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	September 30,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$45,230	$52,467
Accounts receivable, net	16,198	14,100
Prepaid expenses and other current assets	2,657	2,428
Total current assets	64,085	68,995
Property and equipment, net	2,921	3,205
Right-of-use lease asset	—	6,146
Other assets, net	917	275
Goodwill	24,442	24,503
Intangible assets from acquisitions, net	20,697	15,993
Total assets	$113,062	$119,117
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,968	$5,611
Accrued expenses and other current liabilities	5,807	6,265
Current portion of acquisition-related liabilities	1,215	844
Deferred revenue and deposits	1,782	1,902
Lease liability current	—	1,506
Total current liabilities	14,772	16,128
Other non-current liabilities	1,287	30
Deferred tax liabilities	1,531	1,537
Lease liability non-current	—	6,034
Non-current portion of acquisition-related liabilities	446	—
Total liabilities	18,036	23,729
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 5,056 shares issued and outstanding at December 31, 2018; and 4,661 shares issued and outstanding at September 30, 2019	53	49
Class B: 125,000 shares authorized; 36,965 shares issued and outstanding at December 31, 2018, including 574 shares of restricted stock; and 38,427 shares issued and outstanding at September 30, 2019, including 791 shares of restricted stock	370	384
Treasury stock	—	—
Additional paid-in capital	350,801	354,781
Accumulated deficit	(256,198)	(259,826)
Total stockholders’ equity	95,026	95,388
Total liabilities and stockholders’ equity	$113,062	$119,117

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2019	2018	2019
Revenue	$62,120	$77,541	$20,006	$24,794
Expenses:
Service costs(1)	35,084	40,951	10,877	12,770
Sales and marketing(1)	10,275	12,172	3,330	3,971
Product development(1)	11,382	14,708	3,861	5,135
General and administrative(1)	8,083	9,939	2,570	3,130
Amortization of intangible assets from acquisitions(2)	—	4,704	—	1,568
Acquisition-related costs (benefit)	110	(710)	110	(432)
Total operating expenses	64,934	81,764	20,748	26,142
Loss from operations	(2,814)	(4,223)	(742)	(1,348)
Interest income and other, net	805	592	296	189
Loss before provision for income taxes	(2,009)	(3,631)	(446)	(1,159)
Income tax expense (benefit)	32	(3)	11	56
Net loss applicable to common stockholders	$(2,041)	$(3,628)	$(457)	$(1,215)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.05)	$(0.08)	$(0.01)	$(0.03)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	5,056	4,838	5,056	4,661
Class B	37,243	40,459	36,127	40,984
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	5,056	4,838	5,056	4,661
Class B	42,299	45,297	41,183	45,645
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions
Service costs	$—	$1,722	$—	$574
Sales and marketing	—	1,855	—	618
General and administrative	—	1,127	—	376
Total	$—	$4,704	$—	$1,568

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2017	5,056	$53	38,736	$387	—	—	$343,268	$(253,709)	$89,999
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	36	1	—	—	26	—	27
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	951	—	951
Cumulative effect of a change in accounting principle related to revenue recognition	—	—	—	—	—	—	—	189	189
Net loss	—	—	—	—	—	—	—	(926)	(926)
Balances at March 31, 2018	5,056	$53	38,772	$388	—	—	$344,245	$(254,446)	90,240
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	287	3	—	—	719	—	722
Repurchase of treasury stock	—	—	—	—	(2,334)	(23)	—	—	(23)
Retirement of treasury stock	—	—	(2,334)	(23)	2,334	23	(5,650)	—	(5,650)
Net loss	—	—	—	—	—	—	—	(658)	(658)
Balances at June 30, 2018	5,056	$53	36,725	$368	—	$—	$339,314	$(255,104)	$84,631
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	73	—	—	—	733	—	733
Net loss	—	—	—	—	—	—	—	(457)	(457)
Balances at September 30, 2018	5,056	$53	36,798	$368	—	$—	$340,047	$(255,561)	$84,907

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	5,056	$53	36,965	$370	—	—	$350,801	$(256,198)	95,026
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	129	1	(90)	(1)	194	—	194
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	545	—	545
Net loss	—	—	—	—	—	—	—	(1,299)	(1,299)
Balances at March 31, 2019	5,056	$53	37,094	$371	(90)	(1)	$351,540	$(257,497)	94,466
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	928	9	—	—	1,542	—	1,551
Conversion of Class A common stock to Class B common stock	(395)	(4)	395	4	—	—	—	—	—
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	782	—	782
Retirement of treasury stock	—	—	(90)	(1)	90	1	—	—	—
Net loss	—	—	—	—	—	—	—	(1,114)	(1,114)
Balances at June 30, 2019	4,661	$49	38,327	$383	—	$—	$353,864	$(258,611)	$95,685
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	100	1	—	—	93	—	94
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	824	—	824
Net loss	—	—	—	—	—	—	—	(1,215)	(1,215)
Balances at September 30, 2019	4,661	$49	38,427	$384	—	$—	$354,781	$(259,826)	$95,388

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2019
Operating Activities:
Net loss	$(2,041)	$(3,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	1,360	6,126
Allowance for doubtful accounts and advertiser credits	335	191
Acquisition-related costs (benefit)	—	(818)
Stock-based compensation	2,335	2,150
Deferred income taxes	—	6
Change in certain assets and liabilities:
Accounts receivable, net	879	1,895
Refundable taxes	—	243
Prepaid expenses, other current assets and other assets	(268)	472
Accounts payable	401	(299)
Accrued expenses and other current liabilities	207	475
Deferred revenue and deposits	853	120
Other non-current liabilities	1	(90)
Net cash provided by operating activities	4,062	6,843
Investing Activities:
Purchases of property and equipment	(1,580)	(1,478)
Cash received in connection with acquisitions	—	95
Purchases of intangible assets and other assets	(576)	(64)
Net cash used in investing activities	(2,156)	(1,447)
Financing Activities:
Repurchases of Class B common stock	(5,673)	—
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	93	1,841
Common stock cash dividends paid	(21,911)	—
Net cash provided by (used in) financing activities	(27,491)	1,841
Net increase (decrease) in cash and cash equivalents	(25,585)	7,237
Cash and cash equivalents at beginning of period	104,190	45,230
Cash and cash equivalents at end of period	$78,605	$52,467
Supplemental disclosure of cash flow information:
Cash paid for operating leases	$1,009	$1,268

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

The accompanying unaudited condensed consolidated financial statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period. The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2018, as amended, and filed with the SEC.

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

For the three and nine months ended September 30, 2018, revenues disaggregated by service type were $18.4 million and $56.9 million for performance based advertising services, respectively, and $1.6 million and $5.2 million for local leads services, respectively. For the three and nine months ended September 30, 2019, revenues disaggregated by service type were $24.8 million and $77.5 million for performance based advertising services, respectively, and $1.0 million and $3.3 million for local leads services, respectively.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet as of September 30, 2019, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. During the three and nine months ended September 30, 2019, revenue recognized that was included in the contract liabilities balance at the beginning of the period was $367,000 and $1.2 million.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of September 30, 2019, the Company had $248,000 of net deferred contract costs and the amortization associated with these costs was $74,000 and $281,000 for the three and nine months ended September 30, 2019, respectively.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2019	2018	2019
Service costs	$338	$131	$108	$36
Sales and marketing	411	529	125	180
Product development	276	215	94	72
General and administrative	1,310	1,275	375	535
Total stock-based compensation	$2,335	$2,150	$702	$823

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three and nine months ended September 30, 2018 and September 30, 2019 the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. For the nine months ended September 30, 2018, the Company used an expected dividend yield for those grants prior to the record date of the Company’s common stock cash dividend payment in March 2018.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2019	2018	2019
Expected life (in years)	4.0-6.25	4.0-6.25	4.0-6.25	4.0-6.25
Risk-free interest rate	2.54%-2.93%	1.57%-2.22%	2.86%-2.93%	1.57%-1.59%
Expected volatility	42%-53%	39%-50%	42%-49%	40%-50%
Expected dividend yield	0%-3.57%	0%	0%	0%

Stock option activity during the nine months ended September 30, 2019 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2018	5,511	$4.98	5.53
Options granted	865	4.48
Options forfeited	(240)	3.27
Options expired	(961)	6.36
Options exercised	(487)	3.70
Balance at September 30, 2019	4,688	$4.82	5.86

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the nine months ended September 30, 2019 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2018	1,264	$3.28
Granted	544	4.71
Vested	(355)	3.70
Forfeited	(112)	3.85
Unvested balance at September 30, 2019	1,341	$3.70

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2018		2019
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(244)	$(1,797)	$(387)	$(3,241)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,243	4,838	40,459
Basic net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.08)	$(0.08)

	Three months ended September 30,
	2018		2019
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(56)	$(401)	$(124)	$(1,091)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	36,127	4,661	40,984
Basic net loss per share applicable to common stockholders	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2018		2019
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(244)	$(1,797)	$(387)	$(3,241)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(244)	—	(387)
Diluted net loss applicable to common stockholders	$(244)	$(2,041)	$(387)	$(3,628)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,243	4,838	40,459
Conversion of Class A to Class B common shares outstanding	—	5,056	—	4,838
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	42,299	4,838	45,297
Diluted net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.08)	$(0.08)

	Three months ended September 30,
	2018		2019
	Class A	Class B	Class A	Class B
Diluted net loss per share
Numerator:
Net loss applicable to common stockholders	$(56)	$(401)	$(124)	$(1,091)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(56)	—	(124)
Diluted net loss applicable to common stockholders	$(56)	$(457)	$(124)	$(1,215)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	36,127	4,661	40,984
Conversion of Class A to Class B common shares outstanding	—	5,056	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	41,183	4,661	45,645
Diluted loss per share:
Diluted net loss per share applicable to common stockholders	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three and nine months ended September 30, 2018 and 2019, outstanding options to acquire 5,432 and 4,688 shares, respectively of Class B common stock.
•	For the three and nine months ended September 30, 2018 and 2019, 585 and 791 shares of unvested Class B restricted common shares, respectively.
•	For the three and nine months ended September 30, 2018 and 2019, 535 and 550 restricted stock units, respectively.

(6) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during the nine months ended September 30, 2018, the Company held cash equivalents in deposit sweep accounts with these same financial institutions. These Level 2 assets were fully liquidated prior to September 30, 2018.

The advertisers representing more than 10% of revenue are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2018	2019	2018	2019
Advertiser A	22%	27%	25%	29%
Advertiser B	21%	12%	16%	*

* Less than 10% of revenue.

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2018	At September 30, 2019
Advertiser A	15%	22%
Advertiser B	31%	11%

       In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 12% and 15% of revenue for the three and nine months ended September 30, 2018, respectively, and less than 10%  and 10% of revenue for the three and nine months ended September 30, 2019, respectively. This same advertising agency represented 23% and less than 10% of accounts receivable as of December 31, 2018 and September 30, 2019, respectively.

A significant amount of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of revenue for the three and nine months ended September 30, 2018 and 2019.

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

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2018	2019	2018	2019
United States	99%	98%	99%	98%
Canada	1%	2%	1%	2%
Other countries	*	*	*	*
	100%	100%	100%	100%

*	Less than 1% of revenue.

(8) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2018	At September 30, 2019
Computer and other related equipment	$18,839	$19,187
Purchased and internally developed software	6,878	6,681
Furniture and fixtures	1,023	1,030
Leasehold improvements	1,275	1,737
	$28,015	$28,635
Less: Accumulated depreciation and amortization	(25,094)	(25,430)
Property and equipment, net	$2,921	$3,205

Depreciation and amortization expense related to property and equipment was approximately $336,000 and $405,000 for the three months ended September 30, 2018 and 2019, respectively.  Depreciation and amortization expense related to property and equipment was approximately $1.1 million and $1.1 million for the nine months ended September 30, 2018 and 2019, respectively.

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

The Company’s lease agreement with respect to office space in Seattle, Washington, as amended, expires on March 31, 2025. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, the lessor will pay towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company may use up to approximately $180,000 of any unused landlord contribution as a credit against any payment obligation under the lease. In the second quarter of 2019, the Company requested the $180,000 landlord contribution from the lessor as a reimbursement towards certain leasehold improvements and received those funds in the third quarter of 2019. In the first quarter of 2018, the lessor paid $373,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term. Additionally, in April 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which was reduced by $100,000 in April 2019 and is contemplated to be reduced by such amount annually. The letter of credit was collateralized by a $575,000 certificate of deposit, which was restricted in use and is included in other assets in the Company’s condensed consolidated balance sheet as of December 31, 2018. On April 2, 2019, the Company was no longer required to collateralize the letter of credit and the certificate of deposit matured.

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

Lease cost recognized in the Company’s consolidated statements of operations and other information is summarized as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$423	$1,283
Short-term operating lease cost (1)	30	88
Total operating lease cost (2)	$453	$1,371
Other information:
Weighted-average remaining lease term - operating leases		5.4 years
Weighted-average discount rate - operating leases (3)		5.0%

(1)

The Company elected the practical expedient permitted in ASC Topic 842. As such, its short-term operating lease in Wichita, Kansas is not recognized as a liability as of the effective date of ASC Topic 842 and on the Company’s balance sheet as of September 30, 2019. The Company recognizes short-term operating lease costs on a straight-line basis.

(2)	Rent expense incurred by the Company was approximately $369,000 and $1.1 million for three and nine months ended September 30, 2018, respectively.
(3)

The discount rate used to compute the present value of total lease liabilities as of September 30, 2019 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the implementation date of ASC 842 on January 1, 2019.

As of September 30, 2019, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments	$8,959
Less: imputed interest	(1,419)
Present value of total operating lease liabilities	7,540
Less: current portion of operating lease liabilities	(1,506)
Total long-term operating lease liabilities	$6,034

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

	Facilities operating leases (1)	Other contractual obligations	Total
2019	272	1,039	1,311
2020	1,616	1,632	3,248
2021	1,654	378	2,032
2022	1,613	5	1,618
2023 and after	3,804	—	3,804
Total minimum payments	$8,959	$3,054	$12,013
(1) For additional information regarding the Company's facilities operating leases, see Note 9. Leases of the notes to the condensed financial statements.

In connection with the Telmetrics acquisition in 2018, the Company has an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The estimated fair value of the contingent consideration arrangement is approximately $631,000 and is recorded on the balance sheet in acquisition-related liabilities as of September 30, 2019.

During the first quarter of 2019 , the Company committed $2.5 million in funding for a strategic technology initiative through the first quarter of 2020.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded a 100% valuation allowance against these deferred tax assets as of December 31, 2018 and September 30, 2019. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash to the former shareholders of Telmetrics based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between $0 and $3.0 million. Of the $3.0 million possible earnout, $450,000 may be paid to certain employees to the extent they remain employed by the Company on the first and second anniversaries following the acquisition date. Such amounts have been excluded from the purchase consideration and are treated as compensation expense. The fair value of the contingent consideration arrangement of approximately $631,000 was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. Changes in these assumptions could have an impact on the payout of contingent consideration with a maximum payout being $3.0 million. The fair value of the contingent consideration was approximately $1.5 million and $631,000 as of December 31, 2018 and September 30, 2019, respectively, and the net change in fair value was primarily due to a change in the assumptions used in the original estimate of the liability. The earnout liability is recorded on the balance sheet in acquisition-related liabilities and the net change in fair value of the contingent consideration of approximately $880,000 that the Company recorded during the nine months ended September 30, 2019 is recorded on the income statement in acquisition-related costs (benefit), net of accretion of interest.

In connection with the acquisition, a portion of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration and will ultimately be released less any indemnification obligations finally determined.

The following summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date  (in thousands):

Cash and cash equivalents	$359
Accounts receivable	1,274
Prepaid expenses and other current assets	586
Property and equipment	281
Identifiable intangible assets	6,351
Liabilities assumed	(885)
Deferred tax liabilities	(1,677)
Net assets acquired	6,289
Goodwill (1)	5,472
Total (1)	$11,761

(1)  Included working capital adjustments finalized subsequent to the acquisition in November 2018, resulting in total consideration of approximately $11,761 (in thousands) and an adjustment to goodwill in the amount of $61 (in thousands) during the three months ended September 30, 2019.

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

In connection with the acquisition, a portion of the cash and equity consideration was (or will be on issuance) placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration and will ultimately be released less any indemnification obligations finally determined.

The following summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date (in thousands):

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

(c) Unaudited pro forma financial information (acquisitions):

The following unaudited pro forma financial information summarizes the combined results of operations of the Company, Telmetrics, and Callcap, and is based on the historical results of operations of the Company, Telmetrics, and Callcap. The pro forma information reflects the results of operations of the Company as if the acquisitions of Telmetrics and Callcap had taken place on January 1, 2018. The unaudited pro forma financial information for the three and nine months ended September 30, 2018 combine the historical results of operations for the Company for the three and nine months ended September 30, 2018 and Telmetrics’ and Callcap’s historical results of operations during the pre-acquisition period for the three and nine months ended September 30, 2018. The pro forma information includes adjustments for amortization of intangible assets, accretion of interest expense related to the future consideration, and elimination of interest expense and income. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

	(Unaudited)
	(in thousands)
	Nine Months Ended	Three months ended
	September 30,	September 30,
	2018	2018
Revenue	$77,066	$25,119
Net loss applicable to common stockholders	(3,091)	(925)

(12) Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$12,368	$295	$12,073
Technologies	5,879	258	5,621
Non-compete agreements	2,559	184	2,375
Tradenames	672	44	628
Total identifiable intangible assets from acquisitions	$21,478	$781	$20,697

	As of September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$12,368	$2,150	$10,218
Technologies	5,879	1,728	4,151
Non-compete agreements	2,559	1,311	1,248
Tradenames	672	296	376
Total identifiable intangible assets from acquisitions	$21,478	$5,485	$15,993

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete arrangements have a weighted average useful life from date of purchase of 5 years, 3 years, 2 years, 1-2 years, respectively. Aggregate amortization expense incurred by the Company for the nine months ended September 30, 2019 was approximately $4.7 million. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense as of September 30, 2019 for the next five years is as follows: $1.5 million in 2019, $5.7 million in 2020, $4.2 million in 2021, $2.5 million in 2022, and $2.1 million in 2023.

(13) Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as following (in thousands):

Balance as of December 31, 2018	$24,442
Adjustment to goodwill (1)	61
Balance as of September 30, 2019	$24,503

(1) Included working capital adjustments finalized subsequent to the Telmetrics acquisition in November 2018, resulting in total consideration of approximately $11,761 (in thousands) and an adjustment to goodwill in the amount of $61 (in thousands) during the three months ended September 30, 2019. For additional information, see Note 11. Acquisitions of the Notes to Condensed Consolidated Financial Statements.

The Company performs its annual impairment testing on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. No impairment of goodwill has been identified in 2019. The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant changes in competition and market dynamics; significant and sustained declines in the Company’s stock price and market capitalization; a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate. These estimates and circumstances are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition, volatility in financial markets, or changes in the share price of the Company’s Class B common stock and market capitalization.

(14) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice.  During the nine months ended September 30, 2019, the Company repurchased 90,000 shares of Class B common stock for approximately $900 (employee restricted equity subject to vesting repurchased for $.01 per share upon termination of employment), which was not pursuant to the 2014 Repurchase Program.  The Company did not repurchase any Class B common stock under the 2014 Repurchase Program for the nine months ended September 30, 2018.

In May 2018, the Company repurchased approximately 2.3 million shares of its Class B common stock for approximately $5.7 million from a former member of the Company’s board of directors, which was not pursuant to the 2014 Purchase Program. The Company’s board of directors approved the repurchase transaction and the Company retired these shares during the second quarter of 2018.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement, which expires December 31, 2019, provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months notice. We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for additional pay-for-call and separate call analytics services. Thryv is our largest reseller partner and was responsible for 25% and 22% of our total revenues for the three and nine months ended September 30, 2018, respectively, and 29% and 27% of our total revenues for the three and nine months ended September 30, 2019, respectively.

Our Strategy

Key elements of our strategy include:

Innovating on Conversational Analytics Technology and Solutions. We plan to continue to expand and invest in our speech analytics technology and expand our AI, data science, and machine learning capabilities. We also plan to continue to expand our range of call, text, and other communication channels analytics product capabilities by growing our conversation analytics offerings, including AI-driven speech technology solutions, call tracking, call monitoring, text communications, keyword-level tracking, display ad impression measurement and other products as part of our owned, end-to-end, call and text based advertising solutions. Our expanding capabilities are enabling us to develop new solutions, like sales acceleration and personalization solutions that enable us to take advantage of our growing conversational data assets. Our products and features that are at the center of our investments and innovation include: (1) Marchex Speech Analytics, which can help companies understand what is happening on inbound calls from consumers and can deliver actionable operational and advertising insights from those consumer interactions; (2) Text Analytics and Communications, which enables businesses to send and receive text/SMS messages with customers and can provide insights for businesses on text and messaging interactions to improve the customer experience and accelerate the sales process; (3) Sales Edge Suite, which incorporates artificial intelligence-based functionality within the product suite that can help enable businesses to understand customer conversations in phone calls and via text, in real-time and at scale, and can help enable businesses to learn how to optimize the sales process in order to take the right actions to win more business. These solutions can arm businesses with the data-driven intelligence they need to deliver on-demand and personalized customer experiences; (4) Marchex Omnichannel Analytics Cloud, which can connect call data to media channels, including search, display and video, social and sites, to phone calls made to a business; and (5) Marchex Audience Targeting, which leverages call data and can automatically build audience segments for display and social media platforms. Additional information regarding our product offerings is included in the Overview section on pages 1 through 3. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

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

Evolving Our Business Strategy. Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our current focus of providing mobile advertising analytics products and services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses, including our recent investment in a newly established company which intends to offer regular car service primarily as an employee benefit. In addition, we may seek divestitures of existing businesses or assets.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2018 and 2019.

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

We determined that it is not more likely than not that our deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2018 and September 30, 2019. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Uncertain tax positions as of September 30, 2019 amounted to $1.2 million.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Nine months ended September 30,		Three months ended September 30,
	2018	2019	2018	2019
Revenue	100%	100%	100%	100%
Expenses:
Service costs	56%	52%	54%	51%
Sales and marketing	17%	16%	17%	16%
Product development	18%	19%	19%	21%
General and administrative	13%	13%	13%	13%
Amortization of intangible assets from acquisitions	—%	6%	—%	6%
Acquisition-related costs (benefit)	0%	(1%)	0%	(2%)
Total operating expenses	104%	105%	103%	105%
Loss from operations	(4%)	(5%)	(3%)	(5%)
Other income, net	1%	0%	1%	1%
Loss before provision for income taxes	(3%)	(5%)	(2%)	(5%)
Income tax expense	0%	0%	0%	0%
Net loss applicable to common stockholders	(3%)	(5%)	(2%)	(5%)

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2019 and the nine months ended September 30, 2018 to the nine months ended September 30, 2019.

Revenue

Revenue increased 24% from $20.0 million for the three months ended September 30, 2018 to $24.8 million in the same period in 2019. Revenue increased 25% from $62.1 million for the nine months ended September 30, 2018 to $77.5 million in the same period in 2019. A significant majority of the  increase in revenue was from our call analytics services due to contribution from Telmetrics and Callcap, which we acquired in November 2018, and to a lesser extent, due to an increase in pay-for-call service revenues from reseller partners like Thryv. These increases were offset in part due to fewer accounts and local leads platform revenues from reseller partners like Thryv.

We expect our revenues to be similar to modestly higher in the near term compared to the most recent quarters due in part to increases in certain large advertiser budgets and trials of a few of our new feature introductions, offset in part by lower revenues due to fewer small business accounts on our local leads platform and reduced seasonal call volume and budgeted demand for calls from several of our pay-for-call service customers, particularly in the latter part of the fourth quarter where we have historically experienced lower call volumes.

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with Thryv, through which we charge an agreed-upon price for qualified calls or leads from our network. These agreements expire December 31, 2019 and we expect the remaining active accounts to be migrated or to wind down at that time. The local leads platform agreement provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four-months prior notice. We expect Thryv may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. Thryv’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect Thryv and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We have separate partner reseller agreements with Thryv for pay-for-call and call analytics services. It is undetermined whether Thryv’s use of these service offerings will continue prospectively at or near current levels or at all. Thryv is our largest reseller partner and was responsible for 25% and 22% of our total revenues for the three and nine months ended September 30, 2018 and was responsible for 29 and 27%  of our total revenues for the three and nine months ended September 30, 2019, respectively.  We also have a separate distribution partner agreement with Thryv. It is possible that changes to our relationship and agreements with Thryv may occur and result in a significant reduction in the paid account fees, agency fees, and per call or lead fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in December 31, 2019, and if renewed, the contracts are likely to be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 12% and less than 10% of total revenues for the three months ended September 30, 2018 and 2019, respectively, and 15% and less than 10% of total revenues for the nine months ended September 30, 2018 and 2019, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 16% and less than 10% of total revenues for the three months ended September 30, 2018 and 2019, respectively, and 21% and 12% for the nine months ended September 30, 2018 and 2019, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns which are generally for a set period of time and/or budget level. We expect in the near term campaign spend levels related to State Farm to be higher compared to recent quarters.

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

Expenses

Expenses were as follows (in thousands):

	Nine months ended September 30,				Three months ended September 30,
	2018	% of revenue	2019	% of revenue	2018	% of revenue	2019	% of revenue
Service costs	$35,084	56%	$40,951	52%	$10,877	54%	$12,770	51%
Sales and marketing	10,275	17%	12,172	16%	3,330	17%	3,971	16%
Product development	11,382	18%	14,708	19%	3,861	19%	5,135	21%
General and administrative	8,083	13%	9,939	13%	2,570	13%	3,130	13%
Amortization of intangible assets from acquisitions	—	—%	4,704	6%	—	—%	1,568	6%
Acquisition-related costs (benefit)	110	—%	(710)	(1%)	110	0%	(432)	(2%)
	$64,934	104%	$81,764	105%	$20,748	103%	$26,142	105%

We record stock-based compensation expense under the fair value method. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2018	2019	2018	2019
Service costs	$338	$131	$108	$36
Sales and marketing	411	529	125	180
Product development	276	215	94	72
General and administrative	1,310	1,275	375	535
Total stock-based compensation	$2,335	$2,150	$702	$823

See Note 4. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 17% from $10.9 million for the three months ended September 30, 2018 to $12.8 million in the same period in 2019. As a percentage of revenues, service costs were 54% and 51% for the three months ended September 30, 2018 and 2019, respectively. The increase in dollars was primarily due to an aggregate increase in distribution partner payments and communication and network costs totaling $2.1 million, with the increase due in part to our acquisitions of Telmetrics and Callcap in November 2018, offset in part by an aggregate decrease in personnel costs, outside service provider costs and stock-based compensation costs totaling $259,000. The decrease as a percentage of revenue was primarily the result of an increase in our call analytics platform revenues, due to our acquisitions of Telmetrics and Callcap in November in 2018, in addition to a decrease in our pay-for-call service revenues as a percent of total revenues, offset in part by our local leads platform revenues comprising a lower percentage of revenue compared to the 2018 period. Our local leads platform and call analytics platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

Service costs increased 17% from $35.1 million for the nine months ended September 30, 2018 to $41.0 million in the same period in 2019. As a percentage of revenues, service costs were 56% and 52% for the nine months ended September 30, 2018 and 2019, respectively. The increase in dollars was primarily due to an aggregate increase in distribution partner payments and communication and network costs totaling $6.2 million, offset in part by an aggregate decrease in personnel costs, outside service provider costs and stock-based compensation costs totaling $369,000. The decrease as a percentage of revenue in 2019 was primarily the result of an increase in our call analytics platform revenues, due in part to our acquisitions of Telmetrics and Callcap in November in 2018, in addition to a decrease in our pay-for-call service revenues as a percent of total revenues, offset in part by our local leads platform revenues comprising a lower percentage of revenue compared to the 2018 period.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform makes up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect in the near and intermediate term for service costs as a percentage of revenue to be modestly higher relative to the most recent quarterly periods. We also expect service costs in absolute dollars to increase over the longer term in connection with any revenue increase and expansion in our communication and network infrastructure.

Sales and Marketing. Sales and marketing expenses increased 19% from $3.3 million for the three months ended September 30, 2018 to $4.0 million in the same period in 2019.  The net increase in dollars was primarily attributable to an increase in personnel costs, stock-based compensation costs, outside marketing activities, and travel costs totaling $769,000, offset in part by a decrease in outside service provider costs totaling $157,000. The increase in personnel costs and stock-based compensation costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018. As a percentage of revenue, sales and marketing expenses were relatively flat at 17% and 16% for the three months ended September 30, 2018 and 2019, respectively.

Sales and marketing expenses increased 18% from $10.3 million for the nine months ended September 30, 2018 to $12.2 million in the same period in 2019. The net increase in dollars was primarily attributable to an aggregate increase in personnel costs, stock-based compensation costs, outside marketing activities, and travel costs totaling $2.0 million, offset in part by a decrease in outside service provider costs totaling $119,000. The increase in personnel costs and stock-based compensation costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018. As a percentage of revenue, sales and marketing expenses were relatively flat at 17% and 16% for the nine months ended September 30, 2018 and 2019, respectively.

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

Product Development. Product development expenses increased 33% from $3.9 million for the three months ended September 30, 2018 to $5.1 million in the same period in 2019. As a percentage of revenue, product development expenses were 19% and 21% for the three months ended September 30, 2018 and 2019, respectively. The net increase in dollars and percentage of revenue was primarily due to an aggregate increase in personnel and outside service provider costs and facility related costs totaling $1.2 million. The increase in personnel costs and facility related costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

Product development expenses increased 29% from $11.4 million for the nine months ended September 30, 2018 to $14.7 million in the same period in 2019. As a percentage of revenue, product development expenses were relatively flat at 18% and 19% for the nine months ended September 30, 2018 and 2019, respectively. The net increase in dollars and percentage of revenue was primarily due to an aggregate increase in personnel and outside service provider costs and facility related costs totaling $3.2 million.  The increase in personnel costs and facility related costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

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

General and Administrative. General and administrative expenses increased 22% from $2.6 million for the three months ended September 30, 2018 to $3.1 million in the same period in 2019. As a percentage of revenue, general and administrative expenses were 13% for both the three months ended September 30, 2018 and 2019. The net increase in dollars was primarily due to an aggregate increase in personnel and outside service provider costs, stock-based compensation costs, and facility related costs totaling $723,000, offset in part by an aggregate decrease in professional fees and bad debt expense totaling $181,000.  The increase in personnel costs and facility related costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

General and administrative expenses increased 23% from $8.1 million for the nine months ended September 30, 2018 to $9.9 million in the same period in 2019. As a percentage of revenue, general and administrative expenses were 13% for the nine months ended September 30, 2018 and 2019. The net increase in dollars was primarily due to an increase in personnel and outside service provider costs, and facility related costs totaling $2.0 million, offset in part by a decrease in professional fees totaling $229,000. The increase in personnel costs and facility related costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $1.6 million and $4.7 million for the three and nine months ended September 30, 2019, respectively, and was associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions in November 2018. During 2019, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

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

No impairment of our intangible assets has been identified as of September 30, 2019. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test its goodwill and intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such assets’ fair values.

Acquisition-related Costs (Benefit). Acquisition-related costs (benefit) of ($432,000) and ($710,000) for the three and nine months ended September 30, 2019, respectively, was primarily due to a $539,000 and $500,000 adjustment during the three months ended June 2019 and September 2019, respectively, to the estimated fair value of our contingent consideration liability related to our recent acquisition of Telmetrics in November 2018, offset by accretion of interest expense, and professional fees primarily associated with our acquisitions of Telmetrics and Callcap in November 2018.

Income Tax Expense (Benefit). Income tax expense (benefit) for the three months ended September 30, 2018 and 2019 was $11,000 and $56,000, respectively, and for the nine months ended September 30, 2018 and 2019 was $32,000 and ($3,000), respectively. Income tax expense consisted of state income taxes for the three and nine months ended September 30, 2018 and for the three months ended September 30, 2019. Income tax benefit consisted primarily of deferred tax benefit related to one of our foreign jurisdictions, offset in part by U.S. state income tax expense for the nine months ended September 30, 2019. The effective tax rate differed from the expected tax rate of 21% for 2018 and 2019 due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts, offset by federal research and development credits and a tax benefit related to one of our foreign jurisdictions.

Net Loss. Net loss was ($1.2) million and ($3.6) million in the three and nine months ended September 30, 2019, respectively, and was ($457,000) and ($2.0) million in the same periods in 2018, respectively. The increase in loss was primarily attributable to higher amortization of intangible assets from acquisitions in 2019, with no corresponding costs in the 2018 period, partially offset by higher revenues and lower operating costs in the 2019 period and a $539,000 and $500,000 adjustment during the three months ended June 2019 and September 2019, to the estimated fair value of our contingent consideration liability related to our recent acquisition of Telmetrics in November 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $52.5 million and we had current and long term contractual obligations of $12.0 million, of which $9.0 million is for rent under our facility leases.

Cash provided by operating activities for the nine months ended September 30, 2019 of approximately $6.8 million consisted primarily of a net loss of $3.6 million, adjusted for non-cash items of $7.7 million, which primarily includes depreciation and amortization, stock-based compensation, allowance for doubtful accounts and advertiser credits, deferred income taxes, and an adjustment to the estimated fair value of our contingent consideration liability related to our recent acquisition of Telmetrics in November 2018, and approximately $2.8 million provided by working capital and other activities.

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

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the three and nine months ended September 30, 2018 and 2019. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

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

For the nine months ended and as of September 30, 2019, amounts from these reseller partners and agencies totaled 45% of total revenue and $5.3 million in net accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 12% of total revenues and 11% of accounts receivable for the nine months ended and as of September 30, 2019, respectively. We expect in the near to intermediate term campaign spend levels related to State Farm to be higher compared to previous quarters. Net accounts receivable balances outstanding as of September 30, 2019 from Thryv totaled $3.2 million.

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

Cash used in investing activities for the nine months ended September 30, 2019 of approximately $1.4 million was primarily attributable to purchases for property and equipment of $1.5 million. Cash used in investing activities for the nine months ended September 30, 2018 of approximately $2.2 million was primarily attributable to purchases for property and equipment of $1.6 million and a $575,000 certificate of deposit.

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

Cash provided by financing activities for the nine months ended September 30, 2019 of approximately $1.8 million was primarily attributable to proceeds from employee stock option exercises. Cash used in financing activities for the nine months ended September 30, 2018 of approximately $27.5 million was primarily attributable to a common stock cash dividend payment and the repurchase of 2.3 million shares of Class B common stock, offset by proceeds from employee stock option exercises and the employee stock purchase plan of $89,000.

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

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the nine months ended September 30, 2018 and 2019.

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

Stock-Based Compensation

FASB ASC Topic 718, Compensation – Stock Compensation (ASC 718) requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock issuances, and restricted stock units be based on estimated fair values. We account for forfeitures as they occur. We measure stock-

based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of September 30, 2019 were $1.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer/our principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer/our principal financial officer has concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2019, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2018 Annual Report on Form 10-K as amended. They have been updated to include information as of November 8, 2019.

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

We had an accumulated deficit of $259.8 million as of September 30, 2019. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the for the nine months ended September 30, 2019. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for August 2019, Verizon Media and Microsoft accounted for 11.5% and 25.2%, respectively, of the core search market in the United States and Google accounted for 62.4%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Verizon Media are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement expires December 31, 2019 and we expect the remaining active accounts to be migrated or to wind down at that time. The local leads platform agreement provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months notice. We expect Thryv may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. Thryv’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect Thryv and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for pay-for-call and call analytics services. Thryv is our largest reseller partner and was responsible for 27% of our total revenues for the nine months ended September 30, 2019. It is possible that changes to our relationship and agreements with Thryv may occur and result in a significant reduction in the paid account fees, agency fees, and per call or lead fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire in December 31, 2019, and if renewed, the contracts are likely to be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 10% and less than 10% of total revenues, respectively, for the nine months ended September 30, 2019.

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

We received approximately 51% and 48% of our revenue from our five largest customers for the year ended December 31, 2018 and the nine months ended September 30, 2019, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 51% and 48% of our total revenues for the year ended December 31, 2018 and the nine months ended September 30, 2019, respectively. Thryv was responsible for 27% of our total revenues for the nine months ended September 30, 2019.

We have agreements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 12% of total revenues for the nine months ended September 30, 2019. We expect in the near term campaign spend levels related to State Farm to be higher compared to previous quarters.

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

Our potential liability for unlawful activities of our advertisers and other users of our services or unpermitted uses of our advertiser listings and advertising services and platform by distribution partners and reseller partners and agencies could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources, to discontinue certain service offerings or to terminate certain distribution partner relationships. For example, as a result of the actions of advertisers in our network, we may be subject to private or governmental actions relating to a wide variety of issues, such as privacy, data security, gambling, promotions, and intellectual property ownership and infringement. Under agreements with certain of our larger distribution partners, we may be required to indemnify these distribution partners against liabilities or losses resulting from the content of our advertiser listings, or resulting from third party intellectual property infringement claims. Although our advertisers agree to indemnify us with respect to claims arising from these listings, we may not be able to recover all or any of the liabilities or losses incurred by us as a result of the activities of our advertisers.

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

We utilize certain monitoring processes with respect to the quality of the mobile, online, offline and other traffic sources that we deliver to our advertisers. Among the factors we seek to monitor are sources and causes of low quality phone calls such as unwanted telemarketer calls or other actions such as non-human processes, including robots or robocallers, spiders or other software, the mechanical automation of calling, and other types of invalid calls, call fraud, or call spam, the purpose of which is something other than to view the underlying content. Similarly, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from our customers.  Additionally, we also seek to identify other indicators which may suggest that a user may not be targeted by or desirable to our advertisers. Even with such monitoring in place, there is a risk that a certain amount of low quality mobile, online, offline and other traffic or traffic that is deemed to be less valuable by our advertisers will be delivered to such advertisers, which may be detrimental to those relationships. We have regularly refunded fees that our advertisers had paid to us which were attributed to low quality mobile, online, offline and other traffic. If we are unable to stop or reduce low quality phone calls and Internet traffic, these refunds may increase. Low quality mobile, online, offline and other traffic may further prevent us from growing our base of advertisers and cause us to lose relationships with existing advertisers, or become the target of litigation, both of which would adversely affect our revenues.

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

Our recent investment in a new business may not be successful.

We have recently made a majority equity investment in a newly established company which intends to enable businesses to offer regular car service primarily as an employee benefit. This business model is unrelated to our current focus of providing conversational analytics and sales enablement solutions. This new business is subject to the various risk factors associated with any early stage company. In addition, we are reliant on the management team of this new business in overseeing its day to day operations.  There can be no assurance that this new business will be successful in achieving its business model or if ultimately successful the timing of any such success or that our investment will prove to be profitable.

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

We are heavily dependent upon the continued services of members of our senior management team and other key personnel. Each member of our senior management team and other key personnel are at-will employees and may voluntarily terminate his or her employment with us at any time with minimal notice. Following any termination of employment, each of these members would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. The loss of the services of any member of our senior management, including other key personnel, for any reason, or any conflict among our senior management or other key personnel, could harm our current and future operations and prospects.

We have experienced turnover in certain senior executives in recent years. Additional turnover at the senior management level may create instability within the Company and our employees may decide to terminate their employment, which could further impede the maintenance of our day to day operations. Such instability could impede our ability to implement fully our business plan and growth strategy, which would harm our business and prospects.

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

Furthermore, the application of existing laws and regulations to companies that engage in e-commerce, or otherwise interact with the Internet remains somewhat unclear. For example, as a result of the actions of advertisers in our network, we may be subject to existing laws and regulations relating to a wide variety of issues such as consumer privacy, data security, gambling, sweepstakes, advertising, promotions, defamation, pricing, taxation, financial market regulation, quality of products and services, computer trespass, spyware, adware, child protection and intellectual property ownership and infringement. In addition, it is not clear whether existing laws that require licenses or permits for certain of our advertisers’ lines of business apply to us, including those related to insurance and securities brokerage, law offices and pharmacies. Existing federal, state, and foreign laws that may affect the growth and profitability of our business include, among others:

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

•

For our domestic business, we expect the trend towards enhanced regulation and personal rights applicable to the collection, use, storage and sharing of personal information to continue. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which takes effect on January 1, 2020. The CCPA establishes requirements for businesses and grants individuals with rights similar to those contained in the GDPR. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Like the GDPR, the CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could adversely affect our business.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations and has more recently declined significantly. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	actual or anticipated fluctuations in our operating results;
•	developments concerning proprietary rights, including patents, by us or a competitor;
•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;
•	loss of senior management or other key personnel;
•	registration of additional shares of Class B common stock in connection with acquisitions;
•	lawsuits initiated against us or lawsuits initiated by us;
•	announcements of acquisitions or technical innovations;
•	potential loss or reduced contributions from distribution partners, reseller partners and agencies, or advertisers;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry in particular;
•	changes in growth or earnings estimates or recommendations by analysts;
•	changes in the market valuations of similar companies;
•	changes in our industry and the overall economic environment;
•	volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock or upon exercise of stock options;
•	Class B common stock repurchases under our share repurchase program;
•

sales and purchases of stock by us or by our stockholders, including sales by certain of our executive officers and directors pursuant to written pre-determined selling and purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•	short sales, hedging and other derivative transactions on shares of our Class B common stock; and
•	an adverse impact on us from any of the other risks cited in this Risk Factors section.

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

  As of September 30, 2019, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as our founder has a controlling interest, he will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, our founder will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of our founder to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if our founder did not have a controlling interest in us. This control may deter or prevent a third-party from acquiring us which could adversely affect the market price of our Class B common stock.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Our certificate of incorporation, as amended, our by-laws, as amended, and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Class B common stock. The following are examples of such provisions in our certificate of incorporation, as amended, or our by-laws, as amended:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended September 30, 2019, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

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

MARCHEX, INC.

Date: November 8, 2019	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Co-CEO and Chief Financial Officer (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)