Form 10-K
period 2019-12-31
MARCHEX INC
filed 2020-03-13
CIK 1224133

Since this

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-50658

Marchex, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization) 520 Pike Street, Suite 2000 Seattle, WA (Address of principal executive offices)	(I.R.S Employer Identification No.) 98101 (Zip Code)

Registrant’s telephone number, including area code: (206) 331-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.01 par value per share	MCHX	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class B common stock on The NASDAQ Stock Market on June 30, 2019 was $166,541,600.

The number of shares of Registrant’s Class A common stock outstanding as of March 10, 2020 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of March 10, 2020 was 39,762,577.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Marchex is a conversational analytics and solutions company that helps businesses connect, drive, measure, convert callers into customers, and connects the voice of the customer to your business. We deliver data insights and incorporate artificial intelligence (AI)-powered functionality that drives insights and solutions to help companies find, engage and support their customers across voice and text-based communication channels.

We believe that mobile devices have changed the consumer journey. We believe people are spending more time than previously on their smartphones. It’s become more common to research on mobile devices and interact with a business through phone calls or text communications. We believe that understanding this behavior enables businesses to get a better understanding of  communication with their customers and prospects across the communication channels they prefer.

We believe we have a set of tools for enterprises that depend on phone calls, texts and other communication channels to help convert prospects into customers, to deliver compelling customer experiences during the sales process and maximize advertising returns. Our mission is to help our customers grow by giving them real-time insights into the conversations they are having with their customers across phone, text and other communication channels. Marchex leverages proprietary data and conversational insights to deliver real-time AI-powered functionality that drives solutions that help enable brands to personalize customer interactions in order to accelerate sales and grow their business. We connect key media sources – paid and owned – to offline purchase outcomes and deliver these insights directly into marketer workflows. We provide and are developing products and services for businesses of all sizes that depend on calls, texts and other communication channels to drive sales. Our analytics products can provide actionable intelligence on the major media channels advertisers use to acquire customers over the phone.

Our primary product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Marketers can use this platform to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that can extract data and insights about what is happening during a call and measures the outcome of calls and return on investment. The platform also includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, Google, Kenshoo, Marin Software, Facebook and Instagram, in addition to other marketing dashboards and tools. Advertisers pay us a fee for each call/text or call/text related data element they receive from calls or texts, including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on pre-negotiated rates.

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

•

Text Analytics and Communications. With the acquisitions of Sonar Technologies, Inc. (“Sonar”) in December 2019 as well as SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”) and Telmetrics, Inc. (“Telmetrics”) in November 2018 , Marchex enables businesses to send and receive text/SMS messages with customers. In addition, the Company can provide insights for businesses on text and messaging interactions and offer customized text engagement solutions to improve the customer experience and accelerate the sales process. According to a 2018 study by Mobilesquared, there were 1.67 trillion applications to consumer SMS messages globally with the number expected to rise to 2.8 trillion by 2022. According to a 2017 study from Listrak, 75% of consumers prefer offers from businesses delivered via text and business offers delivered via SMS text marketing had a 97% read-rate.

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

•

Marchex Sales Edge. Launched in 2019, Marchex Sales Edge incorporates artificial intelligence-based functionality within the product suite that can help enable businesses to understand customer conversations in phone calls and via text, in real-time and at scale, and can help enable businesses to learn how to optimize the sales process in order to take the right actions to win more business. These solutions can arm businesses with the data-driven intelligence they need to deliver on-demand and personalized customer experiences. Marchex Sales Edge products include:

•

Marchex Sales Edge Rescue. Marchex Sales Rescue combines Marchex artificial intelligence and machine learning with conversational call monitoring and scoring services and can alert businesses when potential buyers hang up without making an appointment or  purchase, or when certain calls did not meet the business’ sales or customer service standards. Marchex Sales Rescue can identify in real-time when potential high-value customer prospects engaged in conversations with sales representatives are mishandled in any number of ways, and can give businesses the opportunity to re-engage immediately to capture these potentially lost opportunities, as well as avoid undesired customer experiences. It can give businesses a more complete picture of the in-bound opportunities they are missing, while also measuring the effectiveness and impact of capturing those opportunities through outbound engagement.

•

Marchex Sales Edge Enterprise. Marchex Sales Edge Enterprise is a product for corporate managers that can provide conversation performance insights and trends across a brand or network of distributed business locations. The conversational data analyses can provide critical sales insights that can help enterprises boost outcomes across national and regional sales organizations.

•

Marchex Sales Edge Local. Marchex Sales Edge Local is expected to be available in the latter half of 2020 and is a product for business location managers that analyze phone conversations. Marchex Sales Edge Local can provide performance insights and prioritize leads using intelligent lead scoring and integrating with existing workflows and tools companies use each day, like Salesforce Sales Cloud CRM. This product can help companies grow their business at each location by prioritizing their best leads, while arming them with tools they can use to train their sales teams

•

Marchex Omnichannel Analytics Cloud. Marchex Omnichannel Analytics Cloud leverages the call analytics platform and can provide a single source to marketers to see which media channels are driving phone calls across search, display, video, site, and social media. Our Omnichannel Analytics Cloud products include:

•

Marchex Search Analytics. Marchex Search Analytics is a product for search marketers that can drive phone calls from search campaigns. Marchex Search Analytics can attribute inbound phone calls made from paid search ads and landing pages to a keyword. The platform can deliver this data as well as data about call outcomes directly into search management platforms like Google Search and Kenshoo. According to a June 2016 BIA Kelsey report, mobile calls represent 60% of inbound calls to businesses in 2016. This equals 85 billion global mobile calls annually, a figure that is projected to grow to 169 billion calls by 2020.

•

Marchex Display and Video Analytics. Marchex Display and Video Analytics is a product for marketers that buy digital display advertising. Marchex Display and Video Analytics can measure the influence that display advertising has on inbound phone calls so that marketers can better attribute their return on advertising spend for inbound phone calls and delivers this data to marketers in a reporting dashboard. According to a January 2019 eMarketer report, US advertisers are expected to spend nearly $68 billion in 2019 on display advertising.

•

Marchex Site Analytics. Marchex Site Analytics is a product for marketers that can drive phone calls from websites. Marchex Site Analytics can identify which websites are driving calls and provides actionable insights to help marketers understand the customer’s journey to their website, what drove them to call, and can enable marketers to better optimize both online and offline.

•

Marchex Social Analytics. Marchex Social Analytics is a product for marketers that buy social media advertising. Marchex Social Analytics can help measure the influence social media advertising has on inbound calls from platforms like Facebook or Instagram so marketers can see which posts are working. According to Statista, global social media is forecasted to grow from $76 billion in 2018 to $125 billion by 2023.

•

Marchex Audience Targeting. Marchex Audience Targeting leverages call data to automatically build unique audience segments for display and social media platforms. Marchex Audience Targeting can help marketers target high intent audiences with their display campaigns and fine-

tune campaigns to specific audience segments that are most likely to convert to customers, or can find new segments and opportunities that have not been targeted before.
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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement, which expires December 31, 2020, provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months notice. We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for additional pay-for-call and separate call analytics services. Thryv is our largest reseller partner and was responsible for 23% and 26% of our total revenues for the years ended December 31, 2018 and 2019, respectively.

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

Calls and texts are becoming the increasingly important to business and consumer interactions and to mobile advertising. According to a 2019 eMarketer study, consumers are spending more time on their mobile devices than in front of televisions for the first time, a trend that is forecasted to grow. This growth in mobile smartphone usage is also changing the way businesses and consumers interact. According to MarketingCharts, the top two uses of mobile phones among consumers are texting/messaging and calling. It is critical that businesses develop strategies to understand their consumer engagement via calls and texts as well as to reach consumers on mobile devices. The global mobile advertising market was $138.1 billion in 2018 and is expected to grow to $212.4 billion by 2021, according to a December 2018 Zenith Media report. Calls and texts are two of the primary consumer communication methods with businesses on mobile devices and building solutions to help businesses understand their consumer interactions through these communication channels can help businesses engage and grow their customers. Furthermore, the mobile advertising market matures, we believe advertisers will increasingly utilize performance based advertising formats available on mobile devices, as they did on desktop. Further, we believe the demand for businesses to connect with consumers over the phone combined with the inherent functionality and technical capabilities of mobile devices will result in calls and texts becoming a primary measurement unit/format for mobile advertising. As advertisers continue to shift their budgets to accommodate for the growth of mobile channels, we believe the market for call analytics and advertising solutions will grow even more.

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

Our Competitive Strengths

Focus on calls and texts. Over the past several years, with the increasing importance that mobile devices play in consumer interactions with businesses and in advertising, we have shifted the focus of our company to address the large opportunity to help businesses accelerate sales through improving their interactions with consumers over the phone and, more recently, through text communications.  As consumer usage and mobile performance advertising has grown over the last decade, it is driving growth in offline actions like calls and texts. As one of the first companies to help businesses utilize data driven insights and analytics to accelerate sales from phone conversations, we have developed solutions which can deliver measurable return on investment to both large national brands and local small businesses through tying these offline phone conversations to their online marketing initiatives and offering sales acceleration solutions to help business create a better customer experience and grow sales. Our conversational analytics technology and products are specifically designed to help address the challenges associated with closing the loop between digital marketing and phone calls.  We are developing solutions that can provide customers insights across a broad spectrum of conversations they are having with their customers in voice and text communications along with solutions to engage consumers in their preferred communication channels. Working closely with our customers, we have innovated in speech technology, creating specific solutions to address common needs and wants among both large enterprise advertisers and small businesses. We believe we are unique with our call and more recently text focused approach to technology developments and marketing solutions, facilitating a competitive advantage as mobile advertising grows and advertising budgets shift towards performance-based formats and consumer communication channels with businesses expand across multiple communication channels.

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

Strategy

Our Strategy

Key elements of our strategy include:

Innovating on Conversational Analytics Technology and Solutions. We plan to continue to expand and invest in our speech analytics technology and expand our AI, data science, and machine learning capabilities. We also plan to continue to expand our range of call, text, and other communication channels analytics and engagement product capabilities by growing our conversation analytics and solutions offerings, including AI-driven speech technology solutions, call tracking, call monitoring, text communications, keyword-level tracking, display ad impression measurement and other products as part of our owned, end-to-end, call and text-based advertising solutions. Our expanding capabilities are enabling us to develop new solutions, like sales acceleration and personalization solutions that enable us to take advantage of our growing conversational data assets. Our products and features that are at the center of our investments and innovation include: (1) Marchex Speech Analytics, which can help companies understand what is happening on inbound calls from consumers and can deliver actionable operational and advertising insights from those consumer interactions; (2) Text Analytics and Communications, which enables businesses to send and receive text/SMS messages with customers and can provide insights for businesses on text and messaging interactions to improve the customer experience and accelerate the sales process; (3) Sales Edge Suite, which incorporates artificial intelligence-based functionality within the product suite that can help enable businesses to understand customer conversations in phone calls and via text, in real-time and at scale, and can help enable businesses to learn how to optimize the sales process in order to take the right actions to win more business. These solutions can arm businesses with the data-driven intelligence they need to deliver on-demand and personalized customer experiences; (4) Marchex Omnichannel Analytics Cloud, which can connect call data to media channels, including search, display and video, social and sites, to phone calls made to a business; and (5) Marchex Audience Targeting, which leverages call data and can automatically build audience segments for display and social media platforms. Additional information regarding our product offerings is included in the Overview section on pages 1 through 3. We are also focused on growing our base of call distribution by bringing in new sources of the rapidly growing mobile advertising market as well as other online and offline sources of distribution.

Supporting and Growing the Number of Customers and Advertisers Using Our Products and Services. We plan to continue to provide a consistently high level of service and support to our conversational analytics and solutions customers and our advertisers and we will continue to help them achieve their return on investment goals. We are focused on increasing our advertiser base through our direct sales and marketing efforts, including strategic sales, inside sales, and additional partnerships with large local advertiser resellers.

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

In November 2018, we acquired 100% of the outstanding stock of Telmetrics Inc. (“Telmetrics”), an enterprise call and text tracking and analytics company, for consideration of $10.1 million in cash at closing and up to $3.0 million in cash based upon the achievement of certain financial growth targets over two corresponding 12 month periods following the closing.

In November 2018, we acquired 100% of the outstanding stock of SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”), a call monitoring and analytics solutions company, for consideration of approximately $25 million in cash at closing and approximately $10 million in value of shares of Marchex’s Class B common stock (“Common Stock”), calculated based on a 10 day trailing average of Marchex’s Common Stock daily closing price on Nasdaq prior to the closing with 25% of such shares of Common Stock to be issued on the first, second, third and fourth annual anniversary of the closing, respectively.

In December 2019, we acquired 100% of the outstanding stock of Sonar Technologies, Inc. (“Sonar”) for consideration of approximately $8.5 million in cash at closing and approximately 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. We also agreed to issue up to approximately 389,000 shares of Class B common stock based upon the achievement of certain financial target goals by Sonar in 2020. To the extent earned and payable, one half of  such shares will be issued upon the first anniversary of the closing and one half will be issued upon the second anniversary of the closing, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date.

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

Developing New Markets. We intend to analyze opportunities and may seek to expand our technology-based products into new business areas where our services can be replicated on a cost-effective basis, or where the creation or development of a product or service may be appropriate. We have technology integration partnerships and referral agreements with Adobe, Google Search, and Salesforce, Facebook, and other third-party marketers. We anticipate utilizing various strategies to enter new markets, including: developing strategic relationships; innovating with existing proprietary technologies; acquiring products that address a new category or opportunity; and creating joint venture relationships.

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

•

Technology Integration Partnerships and Referral Agreements. We have integration partnerships with Adobe, Google, Salesforce, and other third-party marketers, and we signed an agreement with Facebook which will integrate across Facebook’s social analytics solution into the Marchex Omnichannel Analytics Cloud. We also have referral agreements with entities that promote our services to large numbers of potential advertisers including select technology partners. Our referral partner agreements are based on a combination of revenue sharing and performance-based fees.

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

Competition

Our offerings currently or potentially compete with a variety of companies in a highly competitive and fragmented industry. We currently or potentially compete with leading search engines and digital advertising networks such as Google, Microsoft, and Oath, and call analytics technology providers such as Twilio, Invoca, Convirza, and Dialogtech. As we continue to advance our data analytics and sales acceleration solution technologies, we anticipate facing increased competition from companies providing a wide range of analytics and more broad advertising solutions, such as data management companies like Oracle and customer relationship management solutions like Salesforce. In addition, as our sales acceleration solution technologies continue to expand, we expect we may see competition from contact center solution companies like Verint and NICE. We also face competition on the call supply side, where competing mobile advertising companies like GroundTruth look to outbid, partner with or otherwise secure sources of call supply we utilize. Many of our potential competitors, as well as potential entrants into our target markets, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we have. Many current and potential competitors can devote substantially greater resources than we can to marketing, web site and systems development. In addition, as the use of the mobile, Internet, and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies relevant to our business strategy; and invest in or form joint ventures in categories or countries relevant to our business strategy; all of which could adversely impact our business. Any of these trends could increase competition, reduce the demand for any of our services and could have a material adverse effect on our business, operating results and financial condition.

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

We provide our services to and also may compete with: (1) mobile and online advertisers; (2) partners who provide a distribution network for mobile, online, and offline advertising; and (3) other intermediaries who may provide purchasing and/or sales opportunities, including advertising agencies, and other search engine marketing companies. Many of the companies that could fall into these categories are also our partners, including Google, Oath, Citysearch, Microsoft and Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”). We depend on maintaining and continually expanding our network of partners and advertisers to generate mobile and online transactions.

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

As of December 31, 2019, in the United States, we have been issued 33 patents, which are estimated to expire between 2022 and 2035, and have 6 patent applications pending for examination. As of such date, in Canada we also have 1 issued patent which expires in 2026 and 1 patent application pending for examination. In addition, as of

December 31, 2019, we have 15 trademarks registered in the United States, 2 trademarks pending registration in the United States, and 19 trademarks registered in foreign jurisdictions.

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

In addition, the potential regulation of new and emerging technologies, such as artificial intelligence (“AI”) which we are increasingly building into many of our new offerings, may result in increased compliance costs and risks.  Any additional costs and penalties associated with increased compliance and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market.

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

•

Federal and state telemarketing laws including the Telephone Consumer Protection Act (“TCPA”) which limits the use of autodialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act, the Telephone Robocall Abuse Criminal Enforcement and Deterrence Act and the rules and regulations promulgated thereunder. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions.  Specifically, the TCPA restricts telemarketing and the use of automatic SMS text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing.  If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers or distribution partners to comply with these laws by obtaining proper consent, we could face liability.

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

•

We expect the trend towards enhanced regulation and personal rights applicable to the collection, use, storage and sharing of personal information to continue. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA established requirements for businesses and grants individuals with rights similar to those contained in the GDPR. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Like the GDPR, the CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could adversely affect our business.

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

Employees

As of December 31, 2019, we employed a total of 291 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

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

We had an accumulated deficit of $260.2 million as of December 31, 2019. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the year ended December 31, 2019. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for January 2020, Verizon Media and Microsoft accounted for 11.3% and 25.3%, respectively, of the core search market in the United States and Google accounted for 62.5%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Verizon Media are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement will expire on December 31, 2020 and we expect the remaining active accounts to be migrated or to wind down at that time which will result in reduced revenue and profitability contribution. The local leads platform agreement provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months notice. We expect Thryv may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. Thryv’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect Thryv and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for pay-for-call and call analytics services. Thryv is our largest reseller partner and was responsible for 26% of our total revenues for the year ended December 31, 2019. It is possible that changes to our relationship and agreements with Thryv may occur and result in a significant reduction in the paid account fees, agency fees, call analytics revenues, and per call or lead fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire on December 31, 2020, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 13% and less than 10% of total revenues, respectively, for the year ended December 31, 2019.

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

We received approximately 51% and 50% of our revenue from our five largest customers for the years ended December 31, 2018 and 2019, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 51% and 50% of our total revenues for the years ended December 31, 2018 and 2019, respectively. Thryv was our largest customer and was responsible for 26% of our total revenues for the year ended December 31, 2019.

We have agreements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 15% of total revenues for the year ended December 31, 2019. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to recent quarters, which will result in lower total revenues and contribution.

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

We have a diverse customer base and, at any given time, one or more customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business. We believe this risk is magnified at least for the near term by the disruption caused by the recent coronavirus outbreak. In addition, this disruption is likely to disproportionately impact certain business sectors, including sectors where we have significant customers such as automotive, financial services, home services and travel and hospitality. If a customer with whom we do a substantial amount of business experiences financial difficulty or suffers disruptions in their business, it could delay or jeopardize the collection of accounts receivable, result in significant reductions in services provided by us and may have a material adverse effect on our results of operations and liquidity.

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

The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the Telephone Consumer Protection Act of 1991 restricts telemarketing and the use of automatic SMS text messages without explicit customer consent.  The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers or distribution partners to comply with these laws by obtaining proper consent, we could face direct liability.  We rely on contractual representations made to us by our customers and distribution partners that they will comply with our policies and applicable law, including, without limitation, our email and messaging policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities or activities by our distribution partners would expose us to liability under applicable law. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities or activities by our distribution partners, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability, which could have a material adverse effect on our business, financial condition and results of operations.

Our insurance policies may not provide coverage for liability arising out of activities of our customers, distribution partners or other users of our services. In addition, our reliance on some content and information provided to us by our large advertiser reseller partners and agencies may expose us to liability not covered by our insurance policies. Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

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

We utilize certain monitoring processes with respect to the quality of the mobile, online, offline and other traffic sources that we deliver to our advertisers. Among the factors we seek to monitor are sources and causes of low-quality phone calls such as unwanted telemarketer calls or other actions such as non-human processes, including robots or robocallers, spiders or other software, the mechanical automation of calling, and other types of invalid calls, call fraud, or call spam, the purpose of which is something other than to view the underlying content. Similarly, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from our customers.  Additionally, we also seek to identify other indicators which may suggest that a user may not be targeted by or desirable to our advertisers. Even with such monitoring in place, there is a risk that a certain amount of low quality mobile, online, offline and other traffic or traffic that is deemed to be less valuable by our advertisers will be delivered to such advertisers, which may be detrimental to those relationships. We have regularly refunded fees that our advertisers had paid to us which were attributed to low quality mobile, online, offline and other traffic. If we are unable to stop or reduce low quality phone calls and Internet traffic, these refunds may increase. Low quality mobile, online, offline and other traffic may further prevent us from growing our base of advertisers and cause us to lose relationships with existing advertisers, or become the target of litigation, both of which would adversely affect our revenues.

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

Our business strategy includes identifying, structuring, completing and integrating acquisitions. Acquisitions involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities to meet our objectives which include revenue growth, profitability and competitive market share. Our acquired companies may have histories of net losses and may expect net losses for the foreseeable future. Acquisitions are accompanied by a number of risks that could harm our business, operating results and financial condition:

•	We could experience a substantial strain on our resources, including time and money, and we may not be successful;
•	Our management’s attention could be diverted from our ongoing business concerns;
•	We may seek to enter new markets where we have no or limited experience or where competitors may have stronger market positions;
•	Integrating new companies, including Telmetrics, Callcap and Sonar, may take longer than expected;
•	While integrating new companies, we may lose key executives or other employees of these companies;
•	We may issue shares of our Class B common stock as consideration for acquisitions which may result in ownership dilution to our stockholders;
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

We rely upon third-party cloud providers to host certain of our products and services, which is anticipated to increase over time.  We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third‑party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. In addition, if our security, or that of any of these third‑party cloud providers, is compromised, or our products and services are unavailable to our customers within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected.

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

As of December 31, 2019, in the United States, we have been issued 33 patents, which are estimated to expire between 2022 and 2035, and have 6 patent applications pending for examination. As of such date, in Canada we also have 1 issued patent which expires in 2026 and 1 patent application pending for examination. In addition, as of December 31, 2019, we have 15 trademarks registered in the United States, 2 trademarks pending registration in the United States, and 19 trademarks registered in foreign jurisdictions.

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

We are susceptible to general economic conditions, natural catastrophic events and public health crises, and a downturn in advertising and marketing spending by advertisers could adversely affect our operating results.

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

Furthermore, our business is subject to the impact of natural catastrophic events such as earthquakes, floods or power outages, political crises such as terrorism or war, and public health crises, such as disease outbreaks, epidemics, or pandemics on the U.S. and global economies, our markets and business locations. Currently, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions and disruption and shutdown of businesses. Our headquarters are located in King County, Washington, which has seen a higher initial infection and fatality rate from the recent outbreak of the COVID-19 virus than the rest of the United States.  We may experience impacts from quarantines, market downturns and changes in customer behavior related to pandemic fears and impacts on our workforce if the virus becomes widespread in any of our markets. In addition, one or more of our customers, distribution partners, reseller partners and agencies, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the coronavirus outbreak.   The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus, but is likely to result in a material adverse impact on our business, results of operations and financial condition at least for the near term.

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

In addition, the potential regulation of new and emerging technologies, such as artificial intelligence (“AI”) which we are increasingly building into many of our new offerings, may result in increased compliance costs and risks.  Any additional costs and penalties associated with increased compliance and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market.

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

•

Federal and state telemarketing laws including the Telephone Consumer Protection Act (“TCPA”) which limits the use of autodialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act, the Telephone Robocall Abuse Criminal Enforcement and Deterrence Act and the rules and regulations promulgated thereunder. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions.  Specifically, the TCPA restricts telemarketing and the use of automatic SMS text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing.  If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers or distribution partners to comply with these laws by obtaining proper consent, we could face liability.
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

•

We expect the trend towards enhanced regulation and personal rights applicable to the collection, use, storage and sharing of personal information to continue. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA established requirements for businesses and grants individuals with rights similar to those contained in the GDPR. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Like the GDPR, the CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could adversely affect our business.

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

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations and has at times declined significantly. Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including:

•	actual or anticipated fluctuations in our operating results;
•	developments concerning proprietary rights, including patents, by us or a competitor;
•	announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments;
•	loss of senior management or other key personnel;
•	registration of additional shares of Class B common stock in connection with acquisitions;
•	lawsuits initiated against us or lawsuits initiated by us;
•	announcements of acquisitions or technical innovations;
•	potential loss or reduced contributions from distribution partners, reseller partners and agencies, or advertisers;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry in particular;
•	changes in growth or earnings estimates or recommendations by analysts;
•	changes in the market valuations of similar companies;
•	changes in our industry and the overall economic environment, including but not limited to uncertainty attributable to public health crises, such as disease outbreaks, epidemics or pandemics;
•	volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock or upon exercise of stock options;
•	Class B common stock repurchases under our share repurchase program;
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

  As of December 31, 2019, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as our founder has a controlling interest, he will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, our founder will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of our founder to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if our founder did not have a controlling interest in us. This control may deter or prevent a third-party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Our headquarters are located in Seattle, Washington and consist of approximately 36,000 square feet of leased office space. We lease additional office space in Wichita, Kansas and Mississauga, Canada. Our information technology systems are hosted and maintained in third-party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

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

	High	Low
Year ended December 31, 2018
First Quarter	$3.55	$2.64
Second Quarter	$3.18	$2.58
Third Quarter	$3.10	$2.66
Fourth Quarter	$3.11	$2.56
Year ended December 31, 2019
First Quarter	$4.90	$2.82
Second Quarter	$5.42	$4.10
Third Quarter	$4.97	$3.14
Fourth Quarter	$4.15	$3.03

Holders

As of March 10, 2020, there was 1 stockholder of record of our Class A common stock and there were approximately 40 stockholders of record of our Class B common stock, respectively. Since many of our shares of Class B common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the fourth quarter of 2019, we did not have any share repurchases and 1,319,128 Class B common shares remain available for purchase under the plan.

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

Overview

Marchex is a conversational analytics and solutions company that helps businesses connect, drive, measure, convert callers into customers, and connects the voice of the customer to your business. We deliver data insights and incorporate artificial intelligence (AI)-powered functionality that drives insights and solutions to help companies find, engage and support their customers across voice and text-based communication channels.

We provide products and services for businesses of all sizes that depend on calls, texts and other communication channels to drive sales. Our analytics products can provide actionable intelligence on the major media channels advertisers use to acquire customers over the phone.

Our primary product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Marketers can use this platform to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that can extract data and insights about what is happening during a call and measures the outcome of calls and return on investment. The platform also includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, Google Search, Kenshoo, Marin Software, Facebook and Instagram, in addition to other marketing dashboards and tools. Advertisers pay us a fee for each call/text or call/text related data element they receive from calls or texts, including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on pre-negotiated rates.

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

•

Text Analytics and Communications. With the acquisitions of Sonar Technologies, Inc. (“Sonar”) in December 2019 as well as SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”) and Telmetrics, Inc. (“Telmetrics”) in November 2018 , Marchex enables businesses to send and receive text/SMS messages with customers. In addition, the Company can provide insights for businesses on text and messaging interactions and offer customized text engagement solutions to improve the customer experience and accelerate the sales process. According to a 2018 study by Mobilesquared, there were 1.67 trillion applications to consumer SMS messages globally with the number expected to rise to 2.8 trillion by 2022. According to a 2017 study from Listrak, 75% of consumers prefer offers from businesses delivered via text and business offers delivered via SMS text marketing had a 97% read-rate.

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

•

Marchex Sales Edge. Launched in 2019, Marchex Sales Edge incorporates artificial intelligence-based functionality within the product suite that can help enable businesses to understand customer conversations in phone calls and via text, in real-time and at scale, and can help enable businesses to learn how to optimize the sales process in order to take the right actions to win more business. These solutions can arm businesses with the data-driven intelligence they need to deliver on-demand and personalized customer experiences. Marchex Sales Edge products include:

•

Marchex Sales Edge Rescue. Marchex Sales Rescue combines Marchex artificial intelligence and machine learning with conversational call monitoring and scoring services and can alert businesses when potential buyers hang up without making an appointment or  purchase, or when certain calls did not meet the business’ sales or customer service standards. Marchex Sales Rescue can identify in real-time when potential high-value customer prospects engaged in conversations with sales representatives are mishandled in any number of ways, and can give businesses the opportunity to re-engage immediately to capture these potentially lost opportunities, as well as avoid undesired customer experiences.  It can give businesses a more complete picture of the in-bound opportunities they are missing, while also measuring the effectiveness and impact of capturing those opportunities through outbound engagement.

•

Marchex Sales Edge Enterprise. Marchex Sales Edge Enterprise is a product for corporate managers that can provide conversation performance insights and trends across a brand or network of distributed business locations. The conversational data analyses can provide critical sales insights that can help enterprises boost outcomes across national and regional sales organizations.

•

Marchex Sales Edge Local. Marchex Sales Edge Local is expected to be available in the latter half of 2020 and is a product for business location managers that analyze phone conversations. Marchex Sales Edge Local can provide performance insights and prioritize leads using intelligent lead scoring and integrating with existing workflows and tools companies use each day, like Salesforce Sales Cloud CRM. This product can help companies grow their business at each location by prioritizing their best leads, while arming them with tools they can use to train their sales teams

•

Marchex Omnichannel Analytics Cloud. Marchex Omnichannel Analytics Cloud leverages the call analytics platform and can provide a single source to marketers to see which media channels are driving phone calls across search, display, video, site, and social media. Our Omnichannel Analytics Cloud products include:

•

Marchex Search Analytics. Marchex Search Analytics is a product for search marketers that can drive phone calls from search campaigns. Marchex Search Analytics can attribute inbound phone calls made from paid search ads and landing pages to a keyword. The platform can deliver this data as well as data about call outcomes directly into search management platforms like Google Search and Kenshoo. According to a June 2016 BIA Kelsey report, mobile calls represent 60% of inbound calls to businesses in 2016. This equals 85 billion global mobile calls annually, a figure that is projected to grow to 169 billion calls by 2020.

•

Marchex Display and Video Analytics. Marchex Display and Video Analytics is a product for marketers that buy digital display advertising. Marchex Display and Video Analytics can measure the influence that display advertising has on inbound phone calls so that marketers can better attribute their return on advertising spend for inbound phone calls and delivers this data to marketers in a reporting dashboard. According to a January 2019 eMarketer report, US advertisers are expected to spend nearly $68 billion in 2019 on display advertising.

•

Marchex Site Analytics. Marchex Site Analytics is a product for marketers that can drive phone calls from websites. Marchex Site Analytics can identify which websites are driving calls and provides actionable insights to help marketers understand the customer’s journey to their website, what drove them to call, and can enable marketers to better optimize both online and offline.

•

Marchex Social Analytics. Marchex Social Analytics is a product for marketers that buy social media advertising. Marchex Social Analytics can help measure the influence social media advertising has on inbound calls from platforms like Facebook or Instagram so marketers can see which posts are working. According to Statista, global social media is forecasted to grow from $76 billion in 2018  to $125 billion by 2023.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement, which will expire on December 31, 2020, provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months notice. We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for additional pay-for-call and separate call analytics services. Thryv is our largest reseller partner and was responsible for 23% and 26% of our total revenues for the years ended December 31, 2018 and 2019 respectively.

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

Sonar Acquisition:

In December 2019, we acquired 100% of the outstanding stock of Sonar Technologies, Inc. (“Sonar”) for consideration of approximately $8.5 million in cash at closing and approximately 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. We also agreed to issue up to approximately 389,000 shares of Class B common stock based upon the achievement of certain financial target goals by Sonar in 2020. To the extent earned and payable, one half of  such shares will be issued upon the first anniversary of the closing and one half will be issued upon the second anniversary of the closing, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date.

The Company accounted for the Telmetrics, Callcap, and Sonar acquisitions as business combinations. See Note 8. Acquisitions of the Notes to Consolidated Financial Statements for further discussion.

Consolidated Statements of Operations

All significant inter-company transactions and balances within Marchex have been eliminated in consolidation.

Presentation of Financial Reporting Periods

The comparative periods presented are for the years ended December 31, 2018 and 2019.

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

In addition, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions and disruption and shutdown of businesses. Our headquarters are located in King County, Washington, which has seen a higher initial infection and fatality rate from the recent outbreak of the COVID-19 virus than the rest of the United States.  We may experience impacts from quarantines, market downturns and changes in customer behavior related to pandemic fears and impacts on our workforce if the virus becomes widespread in any of our markets. In addition, one or more of our customers, distribution partners, reseller partners and agencies, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the coronavirus outbreak. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus, but is likely to result in a material adverse impact on our business, results of operations and financial condition at least for the near term.

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

Comparison of the year ended December 31, 2018 (2018) to the year ended December 31, 2019 (2019) and comparison of the year ended December 31, 2017 (2017) to the year ended December 31, 2018 (2018).

Segments

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the periods presented, we operated as a single segment.

Revenue

2018 to 2019

Revenue increased 24% from $85.3 million in 2018 to $106.1 million in 2019. A significant majority of the increase in revenue was from our call analytics services due to contribution from Telmetrics and Callcap, which we acquired in November 2018, and to a lesser extent, due to an increase in pay-for-call service revenues from reseller partners like Thryv and revenues from customers like State Farm. These increases were offset in part due to fewer accounts and local leads platform revenues from reseller partners like Thryv.

We expect our revenues to be lower in the near term compared to the most recent quarters due in part to decreases in certain large advertiser budgets, reduced demand for calls from several of our pay-for-call service customers, and due to fewer small business accounts on our local leads platform, offset in part by additional revenues due to our recent acquisition of Sonar in December 2019. In addition, we expect that future revenues from our customers will be lower than in our most recent quarters and that future new revenues from our prospective customers  will be lower than anticipated as a result of the business disruption caused by the evolving coronavirus situation at least for the near term and potentially beyond. We expect that in the first half of 2020 the disruption to our customers and our prospective customers will cause delays in the sales process, delays in signing new customers, a decrease in business from existing customers, and also delays in launching pilots and tests and new customer programs that were previously planned, resulting in lower future revenues from our customers as well as lower than anticipated future new revenues from our prospective customers. We also expect in 2020 that financial difficulties and business interruptions caused by the coronavirus impact will result in some cases in payment delays, and an impairment of our customers’ ability to make payments, which we expect will further reduce our revenues from recent quarterly results.

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with Thryv, through which we charge an agreed-upon price for qualified calls or leads from our network. These agreements will expire on December 31, 2020 and we expect the remaining active accounts to be migrated or to wind down at that time which will result in reduced revenue and profitability contribution. The local leads platform agreement provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four-months prior notice. We expect Thryv may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. Thryv’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect Thryv and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We have separate partner reseller agreements with Thryv for pay-for-call and call analytics services. It is undetermined whether Thryv’s use of these service offerings will continue prospectively at or near current levels or at all. Thryv is our largest reseller partner and was responsible for 23% and 26% of our total revenues for the years ended December 31, 2018 and 2019, respectively. We also have a separate distribution partner agreement with Thryv. It is possible that changes to our relationship and agreements with Thryv may occur and result in a significant reduction in the paid account fees, agency fees, call analytics revenues, and per call or lead fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire on December 31, 2020, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 14% and 13% of total revenues for the years ended December 31, 2018 and 2019, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 19% and 15% of total revenues for years ended December 31, 2018 and 2019, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns which are generally for a set period of time and/or budget level. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to recent quarters.

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

Our ability to maintain and grow our revenues will depend in part on maintaining and increasing the number and volume of transactions with advertisers and advertising services providers and maintaining and increasing the number of phone calls, texts and the other actions performed by users of our services through our distribution partners. We believe this is dependent in part on delivering quality traffic that ultimately results in purchases or conversions as well as providing through our call analytics quality data and insights that can measure the performance of advertising spend for our advertisers and advertising service providers. A significant amount of our revenues are primarily generated using third-party distribution networks to deliver the advertisers’ listings. The distribution network includes mobile and online search engine applications, directories, destination sites, shopping engines, third-party Internet domains or web sites, other targeted Web-based content and offline sources. We generate revenue upon delivery of qualified and reported phone calls/texts to our advertisers or to advertising services providers’ listings. We pay a revenue share to the distribution partners to access their mobile, online, offline or other user traffic. We also generate revenue from cost-per-action services, which occurs when a user makes a phone call/text from our advertiser’s listing or is redirected from one of our web sites or a third-party web site in our distribution network to an advertiser web site and completes the specified action. Other revenues include our local leads platform for resellers, and campaign management services. Companies distributing advertising through mobile and internet-based sources have experienced, and are likely to continue to experience consolidation. If we do not add new distribution partners or renew our existing distribution partner agreements and on terms as favorable as current arrangements, replace traffic lost from terminated distribution agreements with other sources, or if our distribution partners’ businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. We utilize phone numbers as part of our call analytics and pay-for-call services to advertisers, which enables advertisers and other users of our services to help measure the effectiveness of mobile, online, and offline advertising campaigns. If we are not able to secure or retain sufficient phone numbers needed for our services or we are limited in the number of available telecommunication carriers or vendors to provide such phone numbers to us in the event of any industry consolidation or if telecommunication carriers or vendors were to experience system disruptions, our revenue and results of operations may be materially and adversely affected. In addition, if revenue grows and the volume of transactions and traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher call volumes could materially and adversely affect our revenue and results of operations.

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

Expenses

Expenses were as follows (in thousands):

	Years ended December 31,
	2018	% of revenue	2019	% of revenue
Service costs	$47,804	56%	$56,537	53%
Sales and marketing	13,788	16%	$16,651	15%
Product development	15,423	18%	$20,127	19%
General and administrative	10,881	13%	$13,516	13%
Amortization of intangible assets from acquisitions	781	1%	$6,263	6%
Acquisition related costs (benefit)	462	1%	$(447)	0%
	$89,139	105%	$112,647	106%

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

	Years ended December 31,
	2018	2019
Service costs	$435	$141
Sales and marketing	563	716
Product development	356	290
General and administrative	1,686	2,000
Total stock-based compensation	$3,040	$3,147

See Note 5 (b). Stock Option Plan of the Notes to Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 18% from $47.8 million in 2018 to $56.5 million in 2019. The net increase in dollars was primarily due to an aggregate increase in distribution partner payments and communication and network costs totaling $9.3 million, offset in part by an aggregate decrease in personnel costs, outside service provider costs, and stock-based compensation costs and totaling $585,000. As a percentage of revenue, service costs were 56% and 53% for 2018 and 2019, respectively. The decrease as a percentage of revenue in 2019 was primarily the result of an increase in our call analytics platform revenues, due in part to our acquisitions of Telmetrics and Callcap in November in 2018, offset in part by our local leads platform revenues comprising a lower percentage of revenue compared to the 2018 period. Our local leads platform and call analytics platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform makes up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect in the near and intermediate term for service costs as a percentage of revenue to be relatively stable to modestly higher relative to the most recent quarterly periods. We expect in the near and intermediate term for service costs as a percentage of revenue to be modestly higher relative to the most recent quarterly periods primarily due to our plan to make a strategic expense investment in 2020 to address various infrastructure initiatives, including consolidating infrastructure and data centers. We also expect service costs in absolute dollars to be higher in the near and intermediate term compared to the most recent quarters due to our acquisition of Sonar and to increase over the longer term in connection with any revenue increase and expansion in our communication and network infrastructure.

Sales and Marketing. Sales and marketing expenses increased 21% from $13.8 million in 2018 to $16.7 million in 2019. The increase in dollars was primarily attributable to an aggregate increase in personnel costs, stock-based compensation costs, outside marketing activities, and travel related costs totaling $3.1 million, offset in part by an aggregate decrease in outside service provider costs totaling $304,000. The increase in personnel costs and stock-based compensation costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018. As a percentage of revenue, sales and marketing expenses were relatively flat at 16% and 15% for 2018 and 2019, respectively.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near and intermediate term to be modestly higher in absolute dollars relative to the most recent quarterly periods due to our recent acquisition of Sonar and due to our additions of personnel to help advance our selling and marketing efforts.  We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue. In addition, we anticipate that our sales and marketing expenses will be adversely impacted by the evolving coronavirus situation at least for the near term.

Product Development. Product development expenses increased 30% from $15.4 million in 2018 to $20.1 million in 2019. As a percentage of revenue, product development expenses were relatively flat at 18% and 19% for the years ended December 31, 2018 and 2019, respectively. The net increase in dollars was primarily due to an aggregate increase in personnel and outside service provider costs, facility related costs, and travel related costs totaling $4.7 million. The increase in personnel costs and facility related costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

We expect product development expenditures to be modestly higher in the near and intermediate term in absolute dollars relative to our most recent quarterly periods due to our recent acquisitions of Sonar. In the longer term, to the extent our revenues increase, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings. In addition, we anticipate that our product development expenses will be adversely impacted by the evolving coronavirus situation at least for the near term.

General and Administrative. General and administrative expenses increased 24% from $10.9 million in 2018 to $13.5 million in 2019. As a percentage of revenue, general and administrative expenses were 13% and 13% for 2018 and 2019, respectively. The net increase in dollars and percentage of revenue were primarily due to an aggregate increase in personnel and outside service provider costs, stock-based compensation, and facility related costs totaling $2.7 million. The increase in personnel costs and facility related costs was primarily the result of the acquisitions of Telmetrics and Callcap in November 2018.

We expect that our general and administrative expenses will be modestly higher in the near and intermediate term due to our recent acquisition of Sonar and to the extent that we expand our operations, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price. In addition, we anticipate that our general and administrative expenses will be adversely impacted by the evolving coronavirus situation at least for the near term.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expenses was $781,000 and $6.3 million in 2018 and 2019, respectively, and was primarily associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions in November 2018. During 2018 and 2019, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and assumed liabilities resulting from our acquisitions have been recorded in our financial statements. The identified intangible assets acquired in the Telmetrics, Callcap, and Sonar acquisitions are $26.5 million in aggregate as of December 31, 2019, and are being amortized on a straight-line basis over a range of useful lives of 12 to 60 months. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in our stock price and/or market capitalization for a sustained period of time.

No impairment of our intangible assets has been identified in 2019. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test its goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such assets’ fair values.

Acquisition-related Costs (Benefit). The change in the acquisition-related costs (benefit) from $462,000 in 2018 to ($447,000) in 2019 was primarily due to a $941,000 adjustment in 2019 to the estimated fair value of our contingent consideration liability related to our acquisition of Telmetrics in November 2018, offset by accretion of interest expense, and professional and related fees primarily associated with our acquisitions of Telmetrics and Callcap in November 2018 and of Sonar in December 2019.

Income Taxes. The income tax benefit for the year ended December 31, 2019 was $1.7 million and was primarily related to the release of valuation allowance from newly recognized deferred tax liabilities related to the acquisition of Sonar in December 2019 as well as the reversal of a deferred tax liability from intangible asset basis differences in association with the Telmetrics acquisition. In 2019, the effective tax rate differed from the expected tax rate of 21% for 2019 due to our full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts. We recognized approximately $444,000 of federal and foreign research and experimental credits for 2019.

The income tax benefit from continuing operations was $156,000 in 2018 and was primarily related the release of valuation allowance on certain foreign deferred tax assets due to our acquisition of Telmetrics in November 2018. In 2018, the effective tax rate differed from the expected tax rate of 21% due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts. We recognized approximately $13,000 of federal research and experimental credits for 2018. At December 31, 2019, based upon both positive and negative evidence available, we determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) of $36.2 million will be realized and accordingly, we have recorded 100% valuation allowance of $36.2 million against these deferred tax assets. This compares to a valuation allowance of $35.1 million at December 31, 2018. The 2019 valuation allowance includes a partial release as a result of newly recognized deferred tax liabilities related to the acquisition of Sonar in December 2019. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. We have incurred federal taxable losses in 2018 and 2019.

Net Loss. Net loss was $2.7 million in 2018 compared to net loss of $4.0 million in 2019. The increase in loss was primarily attributable to higher amortization of intangible assets from acquisitions in 2019, with lower corresponding costs in the 2018 period, partially offset by higher revenues and lower operating costs in the 2019 period in addition to a $941,000 adjustment during 2019 to the estimated fair value of our contingent consideration liability related to our recent acquisition of Telmetrics in November 2018.

Liquidity and Capital Resources

As of December 31, 2018, and 2019, we had cash and cash equivalents of $45.2 million and $42.5 million, respectively. As of December 31, 2019, we had current and long-term contractual obligations of $15.1 million, of which $9.6 million is for rent under our facility operating leases, up to $1.8 million for contingent cash earnout payments related to the Telmetrics acquisition, and a contingent earnout arrangement related to the Sonar acquisition that requires us to pay up to a maximum 389,000 shares of Class B common stock, valued at approximately $1.4 million as of the acquisition date. The contingent earnout arrangement related to the Sonar acquisition requires us to pay up to a maximum of approximately 389,000 shares of Class B common stock, to be paid to the former shareholders of Sonar based upon the achievement of targeted financial growth targets during periods commencing from the acquisition date and concluding in 2020.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as amortization and depreciation, stock-based compensation, allowance for doubtful accounts and advertiser credits, and changes in working capital.

Cash provided by operating activities for the year ended December 31, 2019 of approximately $5.1 million consisted primarily of a net loss of $4.0 million adjusted for non-cash items of $8.9 million, which included depreciation and amortization, allowance for doubtful accounts and advertiser credits, deferred income taxes, stock-based compensation, and an adjustment to the estimated fair value of our contingent consideration liability related to our recent acquisition of Telmetrics in November 2018, and approximately $209,000 provided by working capital and other activities. Cash provided by operating activities for the year ended December 31, 2018 of approximately $5.1 million consisted primarily of a net loss of $2.7 million adjusted for non-cash items of $5.9 million, which included depreciation and amortization, accretion of interest expense, allowance for doubtful accounts and advertiser credits, stock-based compensation, and approximately $1.9 million provided by working capital and other activities.

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the years ended December 31, 2018 and 2019. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

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

For the year ended and as of December 31, 2019, amounts from these partners and agencies totaled 47% of revenue and $9.9 million in accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 15% of total revenues for the year ended December 31, 2019 and 41% of accounts receivable as of December 31, 2019. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to recent quarters, which will result in lower total revenues and contribution. Net accounts receivable balances outstanding as of December 31, 2019 from Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”) totaled $1.8 million.

We have revenue concentrations with certain large advertisers including reseller partners and advertising agencies. Many of these customers are not subject to long term contracts with us or have contracts with near term expiration dates and are generally able to reduce or cease advertising spending at any time and for any reason. Reseller partners purchase various advertising and marketing services, as well as provide us with a large number of advertisers. This could have a material adverse effect on our results of operations and financial condition. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, change marketing strategies or agency affiliations, be acquired by parent companies with alternative media tactics, delay payments or otherwise forfeit balances owed. In addition, one or more of our customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the coronavirus outbreak which could delay or jeopardize the collection of accounts receivable and have a material adverse effect on our results of operations and liquidity. We expect that, in the near term and potentially beyond, our revenues will be lower than in recent periods as a result of business disruption to our customers and prospects caused by the evolving coronavirus situation. Further, we expect in 2020 and potentially beyond, that in some cases financial difficulties and business interruptions caused by the coronavirus outbreak will result in payment delays and an impairment of our customers to make payments. In turn, this will also cause our revenues to be lower than current levels if customers are unable to procure our services at the same volumes as previously, which we expect will be the case for several of our customers.  It will also adversely impact our collectability associated with our accounts receivable balances and result in higher bad debt expense~~s~~. In addition, we expect it will reduce our cash flows from the levels we have experienced in recent periods. This expected adverse impact on our operating cash flows will correspondingly reduce our liquidity.

Cash used in investing activities for the year ended December 31, 2019 of $9.7 million was primarily attributable to cash paid for our acquisition of Sonar in 2019, net of cash acquired, and purchases of property and equipment. In December 2019, we acquired Sonar for approximately $13.3 million, including cash of approximately $8.5 million and approximately 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. The Company also agreed to issue up to approximately 389,000 shares of Class B common stock based upon the achievement of certain financial target goals by Sonar in 2020. To the extent earned and payable, one half of  such shares will be issued upon the first anniversary of the closing and one half will be issued upon the second anniversary of the closing, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. Cash used in investing activities for the year ended December 31, 2018 of $36.6 million was primarily attributable to cash paid for our acquisition of Telmetrics and Callcap in 2018, net of cash acquired. In November 2018, we acquired Telmetrics for $10.1 million in cash which was paid at closing and with potential future earnout consideration payments in aggregate of up to $3.0 million in cash on the 12th and 24th month anniversaries of the closing. Also, in November 2018, we acquired Callcap for approximately $35.0 million, including cash of approximately $25.0 million and 3.4 million shares of Class B common stock valued at approximately $10.0 million, to be issued over the four-year period following the acquisition date.

We expect property and equipment purchases in the near and intermediate term to be modestly higher compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We expect our expenditures for product development initiatives and internally developed software will be modestly higher in the near and intermediate term due to the acquisition of Sonar and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives. We plan to make a strategic expense investment in 2020 to address various infrastructure initiatives, including consolidating infrastructure and data centers.

Cash provided by financing activities for the year ended December 31, 2019 of approximately $1.9 million was primarily attributable to proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2018 of approximately $27.4 million was primarily attributable to common stock dividend payments.

We anticipate that we will need to invest working capital towards the development of our overall operations and to fund any losses from operations, and we expect that capital expenditures may increase in future periods, particularly with any increase in our operating activities. We may also pursue a significant number of acquisitions. As a result, we could experience a reduction of our cash balances or the incurrence of debt. We committed $2.5 million in funding for a strategic technology business initiative. We expect to fulfill this commitment during 2020.

In the second quarter of 2018, we provided a bank letter of credit to the lessor of our office space in Seattle, Washington in the amount of $575,000, which we fully collateralized with a certificate of deposit to the issuing bank. The letter of credit was reduced by $100,000 in April 2019 and is expected to be reduced by such amount annually. The letter of credit was collateralized by a $575,000 certificate of deposit, which was restricted in use and was included in other assets in the Company’s consolidated balance sheet as of December 31, 2018. On April 2, 2019, the Company was no longer required to collateralize the letter of credit and the certificate of deposit matured and was closed.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the years ended December 31, 2018 and 2019. In May 2018, the Company repurchased approximately 2.3 million shares of its Class B common stock for approximately $5.7 million from a former member of the Company’s board of directors. The Company’s board of directors approved the repurchase transaction and the Company retired these shares in the second quarter of 2018.

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

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;
•	Stock-based compensation;

•	Allowance for doubtful accounts and advertiser credits;
•	Goodwill and intangible assets;
•	Provision for income taxes; and
•	Leases.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. In November 2019, the Company performed an impairment assessment of goodwill noting there were no triggering events that would require further impairment analysis over the goodwill recorded on its balance sheet as of December 31, 2019. During the first calendar quarter of 2020, the Company’s stock price has been impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses. At various points in time, the Company’s stock price approached or dropped below the then book value. We are experiencing and expect to further experience impacts from quarantines, market downturns and changes in customer behavior related to pandemic fears and impacts on our workforce and may experience greater impact if the coronavirus becomes widespread in any of our markets. In addition, one or more of our customers, distribution partners, reseller partners and agencies, service providers or suppliers have already and may experience or already has experienced financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the coronavirus outbreak.  The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus, but is likely to result in a material adverse impact on our business, results of operations and financial condition at least for the near term. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in November 2020. As a result, we may record an impairment loss in the near or intermediate term, which could have an adverse effect on our financial condition and results of operations.

We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any other indicators of impairment prior to our annual impairment evaluation in November 2020.

Any future impairment charges could have a material adverse effect on our financial results.

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of December 31, 2018 and 2019 amounted to $1.2 million and $1.3 million, respectively.

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2018 and 2019. The 2019 valuation allowance includes a partial release as a result of newly recognized deferred tax liabilities related to the acquisition of Sonar in December 2019. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

As of December 31, 2019, our federal NOL carryforwards were approximately $92.0 million for income tax purposes, and federal research and development credit carryforwards of $5.4 million for income tax purposes, which are potentially available to offset future tax liabilities. As of December 31, 2019, our state, city, and other foreign jurisdiction NOL carryforwards were approximately $88.0 million, which begin to expire in 2024.

In addition, at December 31, 2018 and 2019, we have certain federal NOL carryforwards of approximately $1.7 million, a portion of which expired in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We believe that such a change has occurred related to these specific NOL carryforwards, and that the utilization is limited such that substantially all of these NOL carryforwards will likely never be utilized. Accordingly, we have not included these federal NOL carryforwards in its deferred tax assets.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Leases

We adopted FASB ASC Topic 842, “Leases” (ASC 842) on January 1, 2019 and used the effective date of January 1, 2019 as its date of initial application. Consequently, financial information was not be updated and the disclosures required under the new standard are not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. Therefore, the comparative information has not been adjusted and continues to be reported under FASB ASC Topic 840, “Leases” (ASC 842) ASC 840.

We determine if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to us the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to us if we obtain the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. We have lease agreements which include lease components. We do not have lease agreements which include non-lease components or variable lease components.

Operating leases are included in right of use assets (“ROU”) and lease liabilities on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. We primarily leases office facilities which are classified as operating leases. We do not have finance leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease term for all of our leases includes the non-cancellable period of the lease. Options for lease renewals have been excluded from the lease term (and lease liability) for our leases as the reasonably certain threshold is not met. Lease payments included in the measurement of the lease liability are comprised of fixed payments.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities, and this included not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of its leases.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Marchex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

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

March 13, 2020

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Marchex, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Marchex, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 13, 2020, expressed an unqualified opinion on those consolidated financial statements (and included an explanatory paragraph relating to a change in method of accounting for leases in 2019).

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

As discussed in Management’s Report on Internal Control Over Financial Reporting, in December 2019, the Company acquired Sonar Technologies, Inc. (“Sonar Technologies”). For the purposes of assessing internal control over financial reporting, management excluded Sonar Technologies, whose financial statements constitute approximately 1% of the Company’s consolidated total assets (excluding $14 million of goodwill and intangible assets, which were integrated into the Company’s control environment) and less than 1% of consolidated revenue as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting of Sonar Technologies.

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

/s/ Moss Adams LLP

Seattle, Washington

March 13, 2020

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$45,230	$42,526
Accounts receivable, net	16,198	17,809
Prepaid expenses and other current assets	2,657	2,084
Total current assets	64,085	62,419
Property and equipment, net	2,921	3,028
Other assets, net	917	335
Right-of-use lease asset	—	5,801
Goodwill	24,442	33,433
Intangible assets from acquisitions, net	20,697	19,485
Total assets	$113,062	$124,501
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,968	$7,082
Accrued expenses and other current liabilities	5,818	6,679
Current portion of acquisition-related liabilities	1,204	1,111
Deferred revenue and deposits	1,782	1,173
Lease liability current	—	1,500
Total current liabilities	14,772	17,545
Other non-current liabilities	1,287	—
Deferred tax liabilities	1,531	981
Lease liability non-current	—	5,664
Non-current portion of acquisition-related liabilities	446	473
Total liabilities	18,036	24,663
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 137,500 shares;
Class A: 12,500 shares authorized; 5,056 shares issued and outstanding, at December 31, 2018; and 4,661 shares issued and outstanding at December 31, 2019	53	49
Class B: 125,000 shares authorized; 36,965 shares issued and outstanding at December 31, 2018, including 574 shares of restricted stock; and 39,610 shares issued and outstanding at December 31, 2019, including 1,030 shares of restricted stock	370	396
Additional paid-in capital	350,801	359,633
Accumulated deficit	(256,198)	(260,240)
Total stockholders’ equity	95,026	99,838
Total liabilities and stockholders’ equity	$113,062	$124,501

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2018	2019
Revenue	$85,251	$106,132
Expenses:
Service costs (1)	47,804	56,537
Sales and marketing (1)	13,788	16,651
Product development (1)	15,423	20,127
General and administrative (1)	10,881	13,516
Amortization of intangible assets from acquisitions (2)	781	6,263
Acquisition related costs (benefit)	462	(447)
Total operating expenses	89,139	112,647
Loss from operations	(3,888)	(6,515)
Interest income and other, net	1,054	752
Loss before provision for income taxes	(2,834)	(5,763)
Income tax benefit	(156)	(1,721)
Net loss applicable to common stockholders	$(2,678)	$(4,042)
Basic and diluted net loss per Class A share applicable to common stockholders	$(0.06)	$(0.09)
Basic and diluted net loss per Class B share applicable to common stockholders	$(0.06)	$(0.09)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	5,056	4,793
Class B	37,390	40,667
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	5,056	4,793
Class B	42,446	45,460
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions:
Service costs	$302	$2,331
Sales and marketing	295	2,497
General and administrative	184	1,435
Total	$781	$6,263

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2017	5,056	$53	38,736	$387	—	—	$343,268	$(253,709)	$89,999
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	563	6	—	—	130	—	136
Stock-based compensation from options and restricted stock, net of forfeitures							3,040		3,040
Repurchase of Class B common stock	—	—	—	—	(2,334)	(5,673)	—	—	(5,673)
Retirement of treasury stock	—	—	(2,334)	(23)	2,334	5,673	(5,650)	—	—
Deferred issuance of Class B common stock in connection with acquisition	—	—	—	—	—	—	10,017	—	10,017
Cumulative effect of a change in accounting principle related to revenue recognition	—	—	—	—	—	—	—	189	189
Net loss	—	—	—	—	—	—	—	(2,678)	(2,678)
Common stock cash dividends	—	—	—	—	—	—	(4)	—	(4)
Balances at December 31, 2018	5,056	$53	36,965	$370	—	—	$350,801	$(256,198)	95,026
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	1,491	15	(90)	(1)	1,890	—	1,904
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	3,147	—	3,147
Retirement of treasury stock	—	—	(90)	(1)	90	1	—	—	—
Deferred issuance of Class B common stock in connection with acquisition	—	—	—	—	—	—	3,803	—	3,803
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	849	8	—	—	(8)	—	—
Conversion of Class A common stock to Class B common stock	(395)	(4)	395	4	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	$(4,042)	(4,042)
Balances at December 31, 2019	4,661	$49	39,610	$396	—	—	$359,633	$(260,240)	$99,838

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2018	2019
Cash flows from operating activities:
Net loss	$(2,678)	$(4,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	2,598	8,167
Acquisition-related costs (benefit)	50	(1,082)
Allowance for doubtful accounts and advertiser credits	399	428
Deferred income taxes	(185)	(1,733)
Stock-based compensation	3,040	3,147
Change in certain assets and liabilities:
Accounts receivable, net	254	(1,910)
Prepaid expenses, other current assets, and other assets	76	1,007
Accounts payable	618	1,149
Accrued expenses and other current liabilities	(211)	807
Deferred revenue and deposits	1,087	(724)
Other non-current liabilities	3	(120)
Net cash provided by operating activities	5,051	5,094
Cash flows from investing activities:
Purchases of property and equipment	(1,651)	(1,673)
Purchases of intangible assets and changes in other non-current assets	(577)	(89)
Cash paid for acquisitions, net of cash acquired	(34,335)	(7,921)
Net cash used in investing activities	(36,563)	(9,683)
Cash flows from financing activities:
Repurchase of Class B common stock for treasury stock	(5,673)	—
Common stock dividends payments	(21,911)	—
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	136	1,885
Net cash provided by (used in) financing activities	(27,448)	1,885
Net decrease in cash and cash equivalents	(58,960)	(2,704)
Cash and cash equivalents at beginning of period	104,190	45,230
Cash and cash equivalents at end of period	$45,230	$42,526
Supplemental disclosure of cash flow information:
Cash received (paid) during the period for income taxes, net of refunds	$(49)	$31
Cash received during the period for interest, net	1,074	779
Cash paid for operating leases	1,405	1,693
Supplemental disclosure of non-cash investing and financing activities:
Deferred issuance of Class B common stock in connection with acquisition	$10,017	$3,803
Issuance of deferred Class B common stock in connection with prior deferred issuance from acquisition	—	8
Leasehold improvement incentive recorded in other current/non-current assets and other non-current liabilities	113	—
Property and equipment acquired in accounts payable and accrued expenses	33	45
Acquisition-related liabilities not paid	1,509	1,016
Retirement of treasury stock	5,650	—

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

Acquisitions

In November 2018, the Company acquired Telmetrics Inc. (“Telmetrics”), an enterprise call and text tracking and analytics company, and SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”), a call monitoring and analytics solutions company. In December 2019, the Company acquired Sonar Technologies, Inc. (“Sonar”), an enterprise text and messaging sales engagement and analytics company. See Note 8. Acquisitions of the Notes to Consolidated Financial Statements for further discussion.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2018 and 2019: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The following table provides information about the fair value of our cash and cash equivalents balance as of December 31, 2018 and 2019 (in thousands):

	At December 31,
	2018	2019
Level 1 Assets:
Cash	$44,593	$15,258
Money market funds	637	27,268
Total cash and cash equivalents	$45,230	$42,526

In addition, the Company has acquisition-related liabilities which are recorded at fair value. The fair value was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. See Note 9. Acquisitions of the Notes to Consolidated Financial Statements for further discussion.

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

The allowance for doubtful accounts activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2018	626	45	23	648
December 31, 2019	648	22	198	472

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Additions charged against revenue	Credits processed and other (1)	Balance at end of period
December 31, 2018	613	352	394	571
December 31, 2019	571	405	826	150
(1)	In connection with the adoption of ASC 606 on January 1, 2018, the Company reclassified $305,000

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

Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. As of the year ended December 31, 2018 and 2019, the Company had $24.4 million and $33.4 million, respectively, of goodwill on its balance sheet. See Note 11. Goodwill of the Notes to Consolidated Financial Statements for further discussion.

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

The Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, (ASC 606) on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of initial application, referred to as open contracts. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company measures revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service or product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

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

For the year ended December 31, 2019, revenues disaggregated by service type were $102.0 million for performance based advertising services and $4.1 million for local leads services.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits.The balance associated with the allowance for advertiser credits in the Company’s consolidated balance sheet was $0, $346,000, and $370,000 as of December 31, 2017, 2018 and 2019, respectively. Customer payments received in advance of revenue recognition are also contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s consolidated balance sheet as of December 31, 2017, 2018, and 2019, was $313,000, $1.8 million, and $1.2 million, respectively. During the year ended December 31, 2018 and 2019, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $148,000 and $1.6 million, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2017, the Company did not have deferred contract costs recognized in its consolidated balance sheet. As of December 31, 2018 and 2019, the Company had $316,000 and $287,000 of net deferred contract costs, respectively, and the amortization associated with these costs was $338,000 and $688,000 for the year ended December 31, 2018 and 2019, respectively.

(i) Service Costs

The largest component of the Company’s service costs consists of user acquisition costs that relate primarily to payments made to distribution partners for access to their mobile, online, offline, or other user traffic. The Company enters into agreements of varying durations with distribution partners that integrate the Company’s services into their web sites, indexes or other sources of user traffic. The primary economic structure of the distribution partner agreements is a variable payment based on a specified percentage of revenue. These variable payments are often subject to minimum payment amounts per phone call or other action. Other payment structures that to a lesser degree exist include: 1) variable payments based on a specified metric, such as number of paid calls/texts or other actions, 2) fixed payments, based on a guaranteed minimum amount of usage delivered, and 3) a combination arrangement with both fixed and variable amounts that may be paid in advance.

The Company expenses user acquisition costs based on whether the agreement provides for variable or fixed payments. Agreements with variable payments based on a percentage of revenue, number of paid phone calls/texts or other metrics are expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate. Agreements with fixed payments and with minimum guaranteed amounts of usage are expensed as the greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share.

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

(j) Advertising Expenses

Advertising costs are expensed as incurred and include mobile and online advertising and related outside marketing activities, including sponsorships and trade shows. Such costs are included in sales and marketing. Advertising costs were approximately $1.5 million and $1.8 million for the years ended December 31, 2018 and 2019, respectively.

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

(o) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. At various points during 2018, the Company held cash equivalents in deposit sweep accounts with these same financial institutions. These Level 2 assets were fully liquidated prior to December 31, 2018.

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

The advertisers representing more than 10% of consolidated revenue are as follows (in percentages):

	Years ended December 31,
	2018	2019
Advertiser A	23%	26%
Advertiser B	19%	15%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of consolidated accounts receivable is as follows (in percentages):

	At December 31,
	2018	2019
Advertiser A	15%	10%
Advertiser B	31%	41%

*Less than 10% of accounts receivable

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 14% and 13% of consolidated revenue for the years ended December 31, 2018 and 2019, respectively. This same advertising agency represented 23% and 37% of accounts receivable as of December 31, 2018 and 2019, respectively.

There were no distribution partners paid more than 10% of consolidated revenue for the years ended December 31, 2018 and 2019.

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

The following table presents the computation of basic net loss per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2018		2019
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(319)	$(2,359)	$(426)	$(3,616)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,390	4,793	40,667
Basic net loss per share applicable to common stockholders	$(0.06)	$(0.06)	$(0.09)	$(0.09)

The following table presents the computation of diluted net loss per share for the periods ended (in thousands, except per share amounts):

	Twelve months ended December 31,
	2018		2019
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss	$(319)	$(2,359)	$(426)	$(3,616)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(319)	—	(426)
Net loss applicable to common stockholders	$(319)	$(2,678)	$(426)	$(4,042)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	37,390	4,793	40,667
Conversion of Class A to Class B common shares outstanding	—	5,056		4,793
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	42,446	4,793	45,460
Diluted net loss per share applicable to common stockholders	$(0.06)	$(0.06)	$(0.09)	$(0.09)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the years ended December 31, 2018 and 2019, outstanding options to acquire 5,511 and 4,782 shares, respectively, of Class B common stock.
•	For the years ended December 31, 2018 and 2019, 574 and 1,030 shares of unvested Class B restricted common shares, respectively.
•	For the years ended December 31, 2018 and 2019, 690 and 756 restricted stock units, respectively.

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

In November 2019, the FASB issued Accounting Standards Update No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) - Effective Dates, an ASU modifying the effective dates of various previous pronouncements. As the Company qualifies as a Smaller Reporting Company with the SEC, this ASU revised the effective date of ASU 2016-13 and ASU 2017-04 to fiscal years beginning after December 15, 2022. The Company does not expect adoption of ASU 2019-10 to have a material impact on our consolidated financial statements.

In November 2019, the FASB issued Accounting Standards Update No. 2019-11, Codification Improvement to Topic 326, Financial Instruments — Credit Losses, an ASU which makes several amendments to the new credit losses standard, including an amendment requiring entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for purchased credit deteriorated assets. The amendments also provide transition relief related to troubled debt restructurings, allow entities to exclude accrued interest amounts from certain required disclosures and clarify the requirements for applying the collateral maintenance practical expedient. For entities that have not yet adopted the new credit losses standard, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted the new credit losses standard, the amendments are effective for fiscal years beginning after 15 December 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period, as long as the entity has adopted the new credit losses standard. The ASU must be adopted using a modified-retrospective approach. The Company does not expect adoption of ASU 2019-11 to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, an ASU which eliminates certain exceptions to the guidance in Accounting Standards Codification (ASC or Codification) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance also clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. The ASU is effective for reporting periods beginning after December 15, 2020, with early adoption permitted. The transition method related to the ASU amendments depend upon the nature of the guidance and vary depending upon the specific amendment being implemented.  The Company does not expect adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

(2) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Years ended December 31,
	2018 (1)	2019 (1)
Computer and other related equipment	$18,839	$19,386
Purchased and internally developed software	6,878	6,693
Furniture and fixtures	1,023	1,033
Leasehold improvements	1,275	1,737
	$28,015	$28,849
Less: accumulated depreciation and amortization	(25,094)	(25,821)
Property and equipment, net	$2,921	$3,028

(1)	Includes the original cost and accumulated depreciation of fully-depreciated fixed assets which were $23.5 million and $ 23.6 million at December 31, 2018 and 2019, respectively.

Depreciation and amortization expense related to property and equipment was approximately $1.5 million for both the years ended December 31, 2018 and 2019.

(3) Leases

The Company adopted FASB ASC Topic 842, Leases (ASC 842) on January 1, 2019 and used the effective date of January 1, 2019 as its date of initial application. Consequently, financial information was not be updated and the disclosures required under the new standard are not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Therefore, the comparative information has not been adjusted and continues to be reported under FASB ASC Topic 840, Leases (ASC 840).

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

The Company has an operating lease for office space for its corporate headquarters in Seattle, Washington. It also has operating leases for office space in Mississauga, Canada and Wichita, Kansas. The Company leases its office facilities under operating lease agreements in accordance with ASC 842 and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term.

The Company’s lease agreement with respect to office space in Seattle, Washington, as amended, expires on March 31, 2025. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, as part of the agreement, the lessor paid towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company could use approximately $180,000 of unused landlord contribution as a credit against any payment obligation under the lease. In the second quarter of 2019, the Company requested the $180,000 landlord contribution from the lessor as a reimbursement towards certain leasehold improvements and received those funds in the third quarter of 2019. In the first quarter of 2018, the lessor paid $373,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term. Additionally, in April 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which was reduced by $100,000 in April 2019 and is contemplated to be reduced by such amount annually. The letter of credit was collateralized by a $575,000 certificate of deposit, which was restricted in use and is included in other assets in the Company’s condensed consolidated balance sheet as of December 31, 2018. On April 2, 2019, the Company was no longer required to collateralize the letter of credit and the certificate of deposit matured.

The Company’s lease agreement with respect to office space in Mississauga, Canada commenced in November 2016, with a lease term of 60 months, expiring on November 30, 2021. The Company has the option to terminate the lease upon nine months notice without any termination fees if such notice is provided.

The Company’s lease agreement with respect to office space in Wichita, Kansas is on a month-to-month basis. The lease agreement stipulates a mutual 120-day non-cancelable period to cease rental payments and vacate the premises, and is classified as a short-term operating lease. Short-term leases are leases having a term of twelve months or less.  In December 2019, the Company entered into a lease agreement for an office space in Wichita, Kansas, which commences upon the completion by the landlord of certain defined leasehold improvements and continues for a period of sixty (60) months with an option to extend the term for two (2) additional periods of three (3) years each. The lease is expected to commence in the first quarter of 2020 when construction of the asset is completed. The Company has provided the lessor of its current lease agreement with notice of its intent to terminate.

Lease cost recognized in the Company’s consolidated statements of operations and other information is summarized as follows (in thousands):

Year ended December 31,
2019
Operating lease cost	$1,703
Short-term operating lease cost (1)	118
Total operating lease cost (2)	1,821
Other information:
Weighted-average remaining lease term - operating leases	5.2 years
Weighted-average discount rate - operating leases (3)	5.0%

(1)

The Company elected the practical expedient permitted in ASC Topic 842. As such, its short-term operating lease in Wichita, Kansas is not recognized as a liability as of the effective date of ASC Topic 842 and on the Company’s balance sheet as of December 31, 2019. The Company recognizes short-term operating lease costs on a straight-line basis.

(2)	Rent expense incurred by the Company was approximately $1.5 million for the year ended December 31, 2018.
(3)

The discount rate used to compute the present value of total lease liabilities as of December 31, 2019 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the implementation date of ASC 842 on January 1, 2019.

As of December 31, 2019, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments (1)	$8,564
Less: imputed interest	(1,400)
Present value of total operating lease liabilities	7,164
Less: current portion of operating lease liabilities	(1,500)
Total long-term operating lease liabilities	$5,664

(1) Excludes future operating lease payments under the Wichita, Kansas office space lease agreement entered into in December 2019, which has not commenced.  The gross future operating lease payments related to this agreement are $1.0 million. Gross future operating lease payments including this lease agreement are $9.6 million.

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

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2020	1,657	1,937	3,594
2021	1,852	439	2,291
2022	1,811	5	1,816
2023	1,868	—	1,868
2024 and after	2,386	—	2,386
Total minimum payments	$9,574	$2,381	$11,955
(1) For additional information regarding the Company's facilities operating leases, see Note 3. Leases of the Notes to Consolidated Financial Statements for further discussion.

In connection with the Telmetrics acquisition in 2018, the Company has an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The estimated fair value of the contingent consideration arrangement is approximately $568,000 and is recorded on the balance sheet in acquisition-related liabilities.

In connection with the Sonar acquisition in 2019, the Company has an earnout arrangement that requires the Company to pay up to a maximum of 389,000 shares of Class B common stock based upon the achievement of certain financial target goals by Sonar in 2020. To the extent earned and payable, one half of such shares will be issued upon the first anniversary of the closing and one half will be issued upon the second anniversary of the closing, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. The estimated fair value of the contingent consideration arrangement is approximately $1.0 million and is recorded on the balance sheet in acquisition-related liabilities.

The Company committed $2.5 million in funding for a strategic technology business initiative. The Company expects to fulfill this commitment during 2020.

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

(5) Income Taxes

  The components of loss from operations before provision for income taxes consist of the following (in thousands):

	Years ended December 31,
	2018	2019
United States	$(2,312)	$(5,174)
Foreign	(522)	(589)
Loss before provision for income taxes	$(2,834)	$(5,763)

The provision for income taxes for the Company consists of the following (in thousands):

	Years ended December 31,
	2018	2019
Current federal provision
Federal	$(48)	$—
State	30	—
Deferred provision (benefit)
Federal	—	(1,014)
Foreign	(138)	(547)
State	—	(160)
Total income tax benefit	$(156)	$(1,721)

Income tax benefit from operations differed from the amounts computed by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following (in thousands):

	Years ended December 31,
	2018	2019
Income tax benefit at U.S. statutory rate	$(595)	$(1,216)
State taxes, net of valuation allowance	24	(126)
Stock-based compensation (1)	378	75
Valuation allowance	(83)	471
Research tax credits	(13)	(444)
Acquisition/Accretion costs	—	(428)
Meals and entertainment	—	64
Other expenses	133	(117)
Total income tax benefit	$(156)	$(1,721)
(1)	Includes non-deductible stock-based compensation and excess tax benefits and shortfalls from stock-based compensation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below and reflects the 21% U.S. federal statutory rate for 2018 and 2019 (in thousands):

	As of December 31,
	2018	2019
Deferred tax assets:
Accrued liabilities not currently deductible	$612	$504
Intangible assets-excess of financial statement over tax amortization	873	239
Goodwill recognized on financial statements in excess of tax amortization	2,494	601
Stock-based compensation	1,894	2,024
Federal net operating losses	17,639	20,237
State, local and foreign net operating loss carryforwards	6,395	7,133
Research & experimental tax and other credit carryforwards	3,888	4,273
Lease liability	—	1,899
Other	1,320	843
Gross deferred tax assets	35,115	37,753
Valuation allowance	(35,057)	(36,153)
Net deferred tax assets	$58	$1,600
Deferred tax liabilities:
Intangible assets-excess of tax over financial statement amortization	(1,589)	(1,044)
Right-of-use lease asset	—	(1,537)
Net deferred tax liabilities	$(1,531)	$(981)

  As of December 31, 2019, the Company’s federal NOL carryforwards were approximately $92.0 million and federal research and development credit carryforwards of $5.4 million for income tax purposes, which are potentially available to offset future tax liabilities. As of December 31, 2019, the Company’s gross state, city, and other foreign jurisdiction NOL carryforwards were approximately $88.0 million, which begin to expire in 2023.

In addition, at December 31, 2018 and 2019, the Company had certain federal NOL carryforwards of approximately $1.7 million, a portion of which expired in 2019. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The

Company believes that such a change has occurred related to these specific NOL carryforwards, and that the utilization of the approximately $1.7 million in carryforwards is limited such that substantially all of these NOL carryforwards will likely never be utilized. Accordingly, the Company has not included these federal NOL carryforwards in its deferred tax assets.

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

At December 31, 2018 and 2019, the Company recorded a valuation allowance of $35.1 million, and $36.2 million, respectively, against its federal, state, city and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized. The net change in the total valuation allowance for each of the years ended December 31, 2018 and 2019 was $2.4 million and $1.1 million, respectively.

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The Company incurred taxable losses in 2016, 2017, 2018, and 2019. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. Resolution of uncertain tax positions will impact the Company’s effective tax rate when settled. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The following table summarizes activity related to tax contingencies from January 1, 2018 to December 31, 2019 which are recorded as an offset to deferred tax assets (in thousands):

Gross tax contingencies—December 31, 2017	$1,122
Gross increases to tax positions associated with prior periods	—
Gross increases to current period tax positions	36
Gross decreases to tax positions associated with prior periods	—
Settlements	—
Lapse of statute of limitations	—
Gross tax contingencies—December 31, 2018	$1,158
Gross increases to tax positions associated with prior periods	—
Gross increases to current period tax positions	110
Gross decreases to tax positions associated with prior periods	—
Settlements	—
Lapse of statute of limitations	—
Gross tax contingencies—December 31, 2019	$1,268

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

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. The Company has made no repurchases under the 2014 Repurchase Program for the years ended December 31, 2018 and 2019. During the year ended December 31, 2018, the Company repurchased 2.3 million shares of Class B common stock for approximately $5.7 million from a former member of the Company’s board of directors, which was not pursuant to the 2014 Repurchase Program. The Company’s board of directors approved the repurchase transaction and the Company retired these shares in 2018. During the year ended December 31, 2019, the Company repurchased 90,000 shares of Class B common stock for approximately $900 (employee restricted equity subject to vesting and were repurchased for $.01 per share upon termination of employment), which was not pursuant to the 2014 Repurchase Program.  Shares repurchased but not yet retired by the Company are classified as treasury stock on the consolidated balance sheet before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

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

In December 2019, the Company acquired 100% of the outstanding stock of Sonar for consideration of approximately $8.5 million in cash at closing and approximately 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. Such issuance of the Class B common stock is not contingent. The Company also agreed to issue up to approximately 389,000 shares of Class B common stock based upon the achievement of certain financial target goals by Sonar in 2020. To the extent earned and payable, one half of such shares will be issued upon the first anniversary of the closing and one half will be issued upon the second anniversary of the closing, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date.

(b) Stock Option Plan

The Company’s stock incentive plan (the “2012 Plan”), which was established in 2012, allows for grants of stock options, restricted stock units and restricted stock awards to eligible participants and such options may be designated as incentive or non-qualified stock options at the discretion of the 2012 Plan’s Administrative Committee. Prior to the 2012 Plan, the Company granted stock-based awards under its 2003 Amended and Restated Stock Incentive Plan (the “2003 Plan”). No further awards were made under the 2003 Plan after December 31, 2012. The 2012 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the 2012 Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2013 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, the lesser of 2,000,000 shares of Class B common stock or such number as determined by the Company’s board of directors. As a result of this provision, the authorized number of shares available under the 2012 Plan was increased by 2,101,062 and 2,213,550 on January 1, 2019 and 2020, respectively, bringing the aggregate authorized number of shares available under the 2012 plan to 20,158,770. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4-year period and restricted stock awards and units vest 25% each year annually over a 4-year period.

The Company did not grant any options with exercise prices less than the then current market value during 2018 and 2019.

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

Stock-based compensation expense was included in the following operating expense categories (in thousands):

	Twelve months ended December 31,
	2018	2019
Service costs	$435	$141
Sales and marketing	563	716
Product development	356	290
General and administrative	1,686	2,000
Total stock-based compensation	$3,040	$3,147

For the years ended December 31, 2018 and 2019, the income tax benefit related to stock-based compensation included in net loss was $0 for all periods.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2018 and 2019, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following assumptions were used in determining the fair value of time-vested stock options granted for the periods indicated:

	Years ended December 31,
	2018	2019
Expected life (in years)	4.00 – 6.25	4.00 – 6.25
Risk-free interest rate	2.54% – 2.93%	1.57% – 2.22%
Expected volatility	41% to 53%	39% to 50%
Weighted average expected volatility	49%	38%
Expected dividend yield	0% – 3.7%	0%

Stock option, restricted stock award, and restricted stock unit activity during the period is as follows:

	Options and Restricted Stock available for grant (in thousands)	Number of options outstanding (in thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2018	10,078	5,511	$4.98	5.53	$24
Increase to pool January 1, 2019	2,214	—
Options granted	(1,078)	1,078	$4.31
Restricted stock granted	(1,083)	—
Restricted stock forfeited	131	—
Options exercised	—	(503)	$3.68
Options expired	978	(978)	$6.34
Options forfeited	326	(326)	$3.53
Balance at December 31, 2019	11,566	4,782	$4.80	5.82	$1,585
Options exercisable at December 31, 2019		2,900	$5.55	4.08	$611

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2018	2019
Weighted average fair value of options granted	$1.20	$1.62
Intrinsic value of options exercised (in thousands)	$14	$496
Total grant date fair value of restricted stock vested (in thousands)	$2,845	$1,545

At December 31, 2019, there was $2.0 million of unrecognized stock option compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.7 years.

During the year ended December 31, 2018 and 2019, gross proceeds recognized from the exercise of stock options was $89,000 and $1.8 million, respectively.

Restricted stock awards and restricted stock unit activity during the period is as follows:

	Shares/ Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,264	$3.28
Granted	1,083	4.17
Vested	(430)	3.60
Forfeited	(131)	3.82
Unvested at December 31, 2019	1,786	3.70

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

At December 31, 2019, there was $5.6 million of unrecognized restricted stock compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 3.5 years.

(c) Employee Stock Purchase Plan

On March 8, 2013, the Company’s board of directors adopted and in May 2013 the stockholders approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on January 1, 2014. The Company authorized an aggregate of 225,000 shares of Class B common stock for issuance under the plan to participating employees. The 2014 ESPP provides eligible employees the opportunity to purchase the Company’s Class B common stock at a price equal to 95% of the closing price on the last business day of each purchase periods. The 2014 ESPP permits eligible employees to purchase amounts up to 15% of their compensation in the purchase period, and no employee is permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period. During the year ended December 31, 2018, 16,175 shares were purchased at prices ranging from $2.52 to $2.91 per share. During the year ended December 31, 2019, 12,200 shares were purchased at prices ranging from $2.98 to $4.49 per share.

(7) 401(k) Savings Plan

The Company maintains voluntary defined contribution plans, which are qualified, covering employees that meet eligibility requirements. Eligible employees may elect to defer and contribute a portion of their eligible compensation to the plans, not to exceed the dollar amounts set by applicable laws. During 2011, the Company elected to match a portion of the employee contributions up to a defined maximum. In 2018 and 2019, cash contributions were made in the amount of $189,000 and $228,000 respectively.

(8) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the years ended December 31, 2018 and 2019, the Company operated in a single segment comprised of its performance-based advertising business focused on phone calls and its local leads platform.

Revenues from advertisers by geographical areas are tracked on the basis of the location of the advertiser. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to advertisers engaged in various mobile, online and other activities.

Revenues by geographic region are as follows:

	Years ended December 31,
	2018	2019
United States	99%	98%
Canada	1%	2%
Other countries	*	*
	100%	100%

*	Less than 1% of revenue

(9) Acquisitions

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

The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash to the former shareholders of Telmetrics based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between $0 and $3.0 million. Of the $3.0 million possible earnout, $450,000 may be paid to certain employees to the extent they remain employed by the Company on the first and second anniversaries following the acquisition date.  Such amounts have been excluded from the purchase consideration and are treated as compensation expense. The fair value of the contingent consideration arrangement of approximately $568,000 was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. Changes in these assumptions could have an impact on the payout of contingent consideration with a maximum payout being $1.8 million as of December 31, 2019. The earnout liability is recorded on the balance sheet in acquisition-related liabilities.

In connection with the acquisition, a portion of the cash consideration was placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration and if there is any excess escrow amount above identified indemnification obligations, the excess may be released. In the event any indemnification obligations are identified, the economic consideration may be reduced accordingly.

The following summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$359
Accounts receivable	1,274
Prepaid expenses and other current assets	586
Property and equipment	281
Identifiable intangible assets	6,351
Liabilities assumed	(885)
Deferred tax liabilities	(1,677)
Net assets acquired	6,289
Goodwill	5,472
Total	$11,761

(1)  Included working capital adjustments finalized subsequent to the acquisition in November 2018, resulting in total consideration of approximately $11.8 million and an adjustment to goodwill in the amount of $61,000 during the year ended December 31, 2019.

The acquired identifiable intangible assets of approximately $6.4 million consist primarily of customer relationships, technology, tradenames, and non-compete agreements which will be amortized over 24 to 60 months (weighted average of 3.6 years) using the straight-line method. Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers and potential future cash flows after the acquisition of Telmetrics. The goodwill is not anticipated to be deductible for Canadian tax purposes.

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

The acquired identifiable intangible assets of approximately $15.1 million consist primarily of customer relationships, tradenames, technologies, and non-compete agreements, which will be amortized over their preliminary estimated useful lives ranging from 24 to 60 months (weighted average of 4.1 years) using the straight-line method. Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers and potential future cash flows after the acquisition of Callcap. The goodwill is deductible for federal tax purposes.

(c) Sonar Acquisition:

In December 2019, the Company acquired 100% of the outstanding stock of Sonar, an enterprise text and messaging sales engagement and analytics company based in California for total consideration of the following:

•	Approximately $8.5 million in cash, paid at closing; and
•

1.0 million shares of Class B common stock, to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. The 1.0 million shares of Class B common stock were valued at approximately $3.8 million based on the closing price of Marchex’s Common Stock on Nasdaq on the acquisition date. The issuance of the Class B common stock is not contingent.

•	Up to 389,000 shares of Class B common stock based upon the achievement of certain financial target goals.

The Company accounted for the Sonar acquisition as a business combination. As a result of the acquisition, the Company expanded its customer base, as well as enhanced growth opportunities in verticals and new customer channels.

A summary of the preliminary consideration for the acquisition is as follows (in thousands):

Cash	$8,496
Fair value of equity consideration	3,803
Future consideration	1,016
Total	$13,315

The fair value of the 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date, was calculated based on the closing price of Marchex’s Common Stock on Nasdaq on the acquisition date and is recorded on the Company’s balance sheet within additional paid-in capital. The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of 389,000 shares of Class B common stock to the former shareholders of Sonar based upon the achievement of targeted financial goals by Sonar in 2020. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between 0 and 389,000 shares of Class B common stock. To the extent earned and payable, one half of such shares will be issued upon the first anniversary of the closing and one half will be issued upon the second anniversary of the closing, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. The fair value of the consideration arrangement of $1.0 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. The earnout is recorded on the balance sheet within acquisition-related liabilities.

In connection with the acquisition, a portion of the cash consideration was placed in escrow to secure indemnification obligations for a period of 12 months from the closing date. The escrow amounts are included as part of the purchase price consideration and will ultimately be released in the event no indemnification obligations are identified. In the event any indemnification obligations are identified, the economic consideration may be reduced accordingly. The consideration is preliminary pending finalization of potential working capital adjustments.

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$480
Accounts receivable	141
Prepaid expenses and other current assets	42
Property and equipment	25
Identifiable intangible assets	5,052
Liabilities assumed	(171)
Deferred tax liabilities	(1,184)
Net assets acquired	4,385
Goodwill	8,930
Total	$13,315

The acquired intangibles of approximately $5.1 million consist primarily of technology, non-compete agreements, customer relationships, and tradenames which will be amortized over 24 to 60 months (weighted average of 4.6 years) using the straight-line method. Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers and potential future cash flows after the acquisition of Sonar. The goodwill is not deductible for federal tax purposes.

(d) Fair value measurements - Acquisition-related liabilities:

The following summarizes the changes in the estimated fair value of acquisition-related liabilities (in thousands):

Acquisition-related liabilities (Level 3):
Balance at December 31, 2017:	$—
Contingent consideration - Telmetrics acquisition (1), (2)	1,509
Total acquisition-related liabilities as of December 31, 2018 (3):	$1,509

(1) In connection with the Telmetrics acquisition, the Company recognized contingent consideration during the year ended December 31, 2018 of approximately $1.5 million in fair value. There was no significant activity within the Level 3 instrument during the year ended December 31, 2018.

(2) There were not transfers between levels during the periods presented.
(3) The December 31, 2018 ending balance of acquisition-related liabilities includes approximately $141,000 related to working capital adjustments.

Acquisition-related liabilities (Level 3):
Balance at December 31, 2018:
Contingent consideration - Telmetrics acquisition	$1,509
Change in fair value (1)	(941)
Balance at December 31, 2019	568
Contingent consideration - Sonar acquisition (2)	1,016
Total acquisition-related liabilities as of December 31, 2019 (3):	$1,584

(1) During the year ended December 31, 2019, the Company recognized a net change in fair value of the contingent consideration of approximately $941,000 and the change is recorded on the income statement in acquisition-related costs (benefit). The net change in fair value was primarily due to a change in the assumptions used in the original estimate of the liability.

(2) In connection with the Sonar acquisition, the Company recognized contingent consideration during the year ended December 31, 2019 of approximately $1.0 million in fair value. As of December 31, 2019, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimate had not changed.

(3) There were not transfers between levels during the periods presented.

(e) Unaudited pro forma financial information (acquisitions):

The following unaudited pro forma financial information summarizes the combined results of operations of the Company, Telmetrics, Callcap, and Sonar, and is based on the historical results of operations of the Company, Telmetrics, Callcap, and Sonar. The pro forma information reflects the results of operations of the Company as if the acquisitions of Telmetrics, Callcap, and Sonar had taken place on January 1, 2018. The unaudited pro forma financial information for the year ended December 31, 2018 combine the historical results of operations for the Company for the year ended December 31, 2018 and Telmetrics and Callcap historical results of operations during the pre-acquisition period from January 1, 2018 to November 5, 2018 and November 20, 2018, respectively.  Additionally, the unaudited pro forma financial information for the year ended December 31, 2018 combine the historical results of operations for the Company and Sonar for the year ended December 31, 2018. The unaudited pro forma financial information for the year ended December 31, 2019 combine the historical results of operations for the Company for the year ended December 31, 2019 and Sonar historical results of operations during the pre-acquisition period from January 1, 2019 to December 12, 2019. The pro forma information for the Company, Telmetrics, Callcap, and Sonar includes adjustments for amortization of intangible assets, accretion of interest expense related to the future consideration, elimination of interest expense and income, and non-recurring acquisition related costs. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future. The aggregate amounts of Telmetrics’ and Callcap’s revenue included in the Company’s consolidated statements of operations from the acquisition date for the year ended December 31, 2018 was approximately $2.4 million and the amount of net loss was not significant. The amount of Sonar revenue and the amount of net loss included in the Company’s consolidated statements of operations from the acquisition date for the year ended December 31, 2019 was not significant.

	(Unaudited)
	(in thousands)
	Years ended December 31,
	2018	2019
Revenue	$103,792	$108,347
Net loss applicable to common stockholders	(6,000)	(4,838)

(10) Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2018			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$12,368	$(295)	$12,073	$13,018	$(2,784)	$10,234
Technologies	5,879	(258)	5,621	9,369	(2,252)	7,117
Non-compete agreements	2,559	(184)	2,375	3,409	(1,628)	$1,781
Tradenames	672	(44)	628	734	(381)	353
Total identifiable intangible assets from acquisitions	$21,478	$(781)	$20,697	$26,530	$(7,045)	$19,485

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 4 years, 2 years, 1 - 3 years, respectively. Aggregate amortization expense incurred by the Company for the year ended December 31, 2018 and 2019 was approximately $781,000 and $6.3 million, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows:  $6.9 million in 2020, $5.4 million in 2021, $3.3 million in 2022, $3.0 in 2023, and $826,000 thereafter.

(11) Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2019 are as follows (in thousands):

Balance as of December 31, 2018	$24,442
Adjustment to goodwill(1)	61
Sonar acquisition	8,930
Balance as of December 31, 2019	$33,433

(1) Included working capital adjustments finalized subsequent to the acquisition in November 2018, resulting in total consideration of approximately $11.8 million and an adjustment to goodwill in the amount of $61,000 during the year ended December 31, of 2019.

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

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. During the first calendar quarter of 2020, the Company’s stock price has been impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses. At various points in time, the Company’s stock price approached or dropped below the then book value. To the extent that changes in the current business environment impact the Company’s ability to achieve levels of forecasted operating results and cash flows, if the Company’s stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, the Company would test its goodwill for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in November 2020.

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

  The scope of management’s assessment as of December 31, 2019, did not include an assessment of the internal controls over financial reporting of Sonar Technologies, Inc. (“Sonar”) which was acquired in December 2019. Sonar constituted less than 1% of both our consolidated total assets as of December 31, 2019 and our consolidated revenues for the year ended December 31, 2019.  Management did not assess the effectiveness of internal control over financial reporting of Sonar because of the timing of the acquisition during the fiscal year.

(b) Report of the registered public accounting firm

The report of Moss Adams LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

In November 2018, we acquired Telmetrics and Callcap. During the fourth quarter ended December 31, 2019, we integrated the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. No other changes were made during the quarter ended December 31, 2019 to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2020 annual meeting of stockholders (the “2020 Proxy Statement”), or an amendment to this 10-K, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the Company’s fiscal year ended December 31, 2019.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2020 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2020 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2020 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2020 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
1.	The following reports and financial statements are included in Part II, Item 8 of this Form 10-K:
•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2018 and 2019;
•	Consolidated Statements of Operations for the years ended December 31, 2018 and 2019;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2019;
•	Consolidated Statements of Cash Flow for the years ended December 31, 2018 and 2019; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules

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

++2.5

Share Purchase Agreement, dated as of November 5, 2018, by and among the Registrant, Marchex CA Corporation, Telmetrics Inc., the Sellers and with respect to Articles I and IX only, the Stockholder Representatives (incorporated by reference to Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

++2.6

Share Purchase Agreement, dated as of November 20, 2018, by and among the Registrant, Sita Laboratories, Inc., the Sellers and the Stockholder Representative (incorporated by reference to Exhibit 2.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

+†2.7	Equity Purchase Agreement, dated as of December 13, 2019, by and among the Registrant, Sonar Technologies, Inc., the Sellers and Fortis Advisers LLC, as Securityholder Representative.

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

*10.2	Form of Retention Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 14, 2018).

Exhibit Number	Description of Document
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

*10.14

Marchex, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

*10.15

Form of Incentive Stock Option Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

*10.16

Form of Nonstatutory Stock Option Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

Exhibit Number		Description of Document
*10.17

Form of Restricted Stock Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

*10.18

Form of Restricted Stock Units Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

++10.19

Amendment No. 2 to Master Services and License Agreement, effective as of July 1, 2013, by and between Marchex Sales LLC, a Delaware limited liability company, and YellowPages.com LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

*10.20

Form of Indemnity Agreement (Section 16 Executive Officers and Directors) (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

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

++10.25

Terms and Conditions For Pay-For-Call Advertising for Resolution Media Clients, by and between Marchex Sales, LLC (f/k/a Marchex Sales, Inc.) and Resolution Media Inc., dated September 7, 2010 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

++10.26	26

Marchex Call Marketplace Insertion Order (State Farm – Auto Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated December 22, 2015 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

++10.27

Marchex Call Marketplace Insertion Order Amendment No. 1 (State Farm – Auto Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated January 20, 2016 (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

Exhibit Number		Description of Document
++10.28

Marchex Call Marketplace Insertion Order (State Farm – Life Campaign), by and between Marchex Sales, LLC and Resolution Media Inc., dated December 24, 2015 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 7, 2016).

++10.2	9

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

10.31

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

++10.32

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

10.33

Amendment No. 3 to Amended and Restated Lease dated June 27, 2017, between 520 Pike Street, Inc. and the Registrant (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017).

++10.34

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

++10.35

Dex Media Call Advertising Program Agreement, effective October 24, 2017, by and between Dex Media, Inc., a Delaware corporation, and Marchex Sales, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

++10.36

Master Services Agreement, dated January 1, 2018, by and between Marchex Sales, LLC, a Delaware limited liability company and Dex Media, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

++10.37

Statement of Work No. 1, effective January 1, 2018, by and between Dex Media, Inc. and Marchex Sales, LLC pursuant to the Master Services Agreement, dated January 1, 2018, by and between Dex Media, Inc. and Marchex Sales, LLC (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

Exhibit Number	Description of Document
10.38

Amendment No. 6 to Master Services and License Agreement, effective as of December 31, 2018, by and between Marchex Sales, LLC, a Delaware limited liability company (formerly, Marchex Sales, Inc.) and Dex Media, Inc., successor in interest to YellowPages.com LLC (formally d/b/a AT&T Interactive or ATTi) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

10.39

Amendment No. 4 to Pay-For-Call Distribution Agreement, effective as of December 31, 2018, by and between Marchex Sales, LLC, a Delaware limited liability company (formerly, Marchex Sales, Inc.) and Dex Media, Inc., successor in interest to YellowPages.com LLC (formally d/b/a AT&T Interactive or ATTi) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

+10.40

Research Services Agreement effective December 1, 2017, by and between Telmetrics Inc. and Dex Media, Inc. (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

†10.41

Amendment No. 7 to Master Services and License Agreement, effective as of December 31, 2019, by and between Marchex Sales, LLC, a Delaware limited liability company (formerly Marchex Sales, Inc.) and Thryv, Inc. (f/k/a Dex Media, Inc.), successor in interest to YellowPages.com LLC (formally d/b/a AT&T Interactive or ATTi).

†10.42

Amendment No. 5 to Pay-For-Call Distribution Agreement, effective as of December 31, 2019, by and between Marchex Sales, LLC, a Delaware limited liability company (formerly Marchex Sales, Inc.) and Thryv, Inc. (f/k/a Dex Media, Inc.), successor in interest to YellowPages.com LLC (formally d/b/a AT&T Interactive or ATTi).

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Moss Adams LLP.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31(i)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101. INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
(+)	Certain identified information has been excluded from this Agreement because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
(+)(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.
†	Filed herewith.

††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 13, 2020.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Michael A. Arends Co-CEO and Chief Financial Officer (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Arends, as his attorney-in-fact, with the full power of substitution, for him, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact, and with full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/S/ MICHAEL A. ARENDS	March 13, 2020
Michael A. Arends Co-CEO and Chief Financial Officer (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)

/S/ RUSSELL C. HOROWITZ	March 13, 2020
Russell C. Horowitz Executive Director and Co-CEO

/S/ DENNIS CLINE	March 13, 2020
Dennis Cline Director

/S/ DONALD COGSVILLE	March 13, 2020
Donald Cogsville Director

/S/ M. WAYNE WISEHART	March 13, 2020
M. Wayne Wisehart Director