Form 10-K/A
period 2019-12-31
MARCHEX INC
filed 2020-04-28
CIK 1224133

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

The number of shares of Registrant’s Class A common stock outstanding as of April 24, 2020 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of April 24, 2020 was 39,868,120.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

Marchex, Inc. (the “Company,” “we,” “us,” “our,” or “Marchex”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 13, 2020. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2020 Annual General Meeting of Stockholders. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.

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

Directors

The Board of Directors currently consists of four (4) individuals. Directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The names and the respective ages of our directors are set forth below:

Name	Age	Position	Director Since
Dennis Cline (1)(2)(3)	59	Director	May 2003
Donald Cogsville (1)(2)(3)	54	Director	April 2019
Russell C. Horowitz	53	Executive Chairman and Co-CEO	August 2017
M. Wayne Wisehart (1)(2)(3)	74	Director	November 2008
(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee

Set forth below is a description of the business experience of each current director, including a discussion of the specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that those individuals should serve as our directors.

Dennis Cline. Mr. Cline has served as a member of our Board of Directors since May 2003. Previously, Mr. Cline  served on the board of advisors of Blackstratus, a provider of security information event management products and services from 2014 through 2019. Mr. Cline served on the board of directors of TraceSecurity, a provider of cloud-based security solutions, from 2003 to 2015. From 2004 to 2006, Mr. Cline served as Chief Executive Officer and Executive Chairman of netForensics, a provider of security event information management. Prior to joining netForensics as its Chief Executive Officer, Mr. Cline was Managing Partner of DMC Investments, a firm he founded in 2000, which provides capital and consulting services to technology companies. From 1988 to 2000, Mr. Cline was the CEO of DirectWeb, a provider of computer hardware and Internet access for consumers. Prior to DirectWeb, Mr. Cline was a senior executive at Network Associates, a provider of computer security solutions. Mr. Cline received his J.D. from Rutgers School of Law and his B.A. from Rutgers University. Mr. Cline brings extensive governance, marketing, sales and broad management expertise to the board.

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

Russell C. Horowitz. Mr. Horowitz is a founder of our Company and has served as our Executive Chairman since April 2019 and as our Co-CEO, including previously as a member of the Office of the CEO since October 2016. Previously, Mr. Horowitz served as our Executive Director since August 2017. Immediately prior, Mr. Horowitz, served as a consultant to the Company from May of 2016 through August 2017. Prior to serving as a consultant to the Company, Mr. Horowitz served as Executive Director from February 2015 to May 2016 and as CEO, Treasurer and Chairman of the Board from inception to February 2015. Mr. Horowitz was previously a founder of Go2Net, a provider of online services to merchants and consumers, including merchant Web hosting, online payment authorization technology, and Web search and directory services. He served as its Chairman and Chief Executive Officer from its inception in February 1996 until its merger with InfoSpace in October 2000, at which time Mr. Horowitz served as the Vice Chairman and President of the combined company through the merger integration process. Additionally, Mr. Horowitz served as the Chief Financial Officer of Go2Net from its inception until May 2000. Prior to Go2Net, Mr. Horowitz served as the Chief Executive Officer and a director of Xanthus Management, LLC, the general partner of Xanthus Capital, a merchant bank focused on investments in early-stage companies, and was a founder and Chief Financial Officer of Active Apparel Group, now Everlast Worldwide. Mr. Horowitz received a B.A. in Economics from Columbia College of Columbia University. Mr. Horowitz brings historic knowledge and continuity together with extensive operational and industry expertise to the board.

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

Executive Officers

Our executive officers, their positions with the Company and their respective ages, are as follows:

Name	Age	Position
Michael Arends	49	Chief Financial Officer and Co-CEO
Russell C. Horowitz	53	Executive Chairman and Co-CEO

Biographical information for our executive officer who also serves as a director is set forth above. Biographical information for our other executive officer is set forth below.

Michael Arends. Mr. Arends has served as our Chief Financial Officer since May 2003, our Co-CEO, including previously as a member of the Office of the CEO since October 2016. Prior to joining Marchex, Mr. Arends held various positions at KPMG since 1992, most recently as a Partner in KPMG’s Pacific Northwest Information, Communications and Entertainment assurance practice. Mr. Arends is a Certified Public Accountant and a Chartered Accountant and received a Bachelor of Commerce degree from the University of Alberta.

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

Based solely on review of the copies of such reports the Company has received, or written representations that no other reports were required for those persons, the Company believes that its directors, officers and 10% stockholders complied with all applicable filing requirements during 2019.

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

Audit Committee

The Audit Committee is currently comprised of Messrs. Cline, Cogsville and Wisehart (Chair). Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members and each member of the Audit Committee is an Audit Committee financial expert, as defined in the rules of the Securities and Exchange Commission. The Audit Committee operates under a charter that is available on our website at www.marchex.com. The functions of the Audit Committee include reviewing, with the Company’s independent registered public accounting firm, the scope and timing of the independent registered public accounting firm’s services, the independent registered public accounting firm’s report on the Company’s consolidated financial statements and internal control over financial reporting following completion of the Company’s audits, and the Company’s internal accounting and financial control policies and procedures, and making annual recommendations to the Board of Directors for the appointment of independent registered public accounting firm for the ensuing year. The Audit Committee held eight meetings and took action by written consent on five occasions during the fiscal year ended December 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Role of Stockholder Say-on-Pay Votes

In August 2017, we held a stockholder advisory vote to approve the compensation of our named executive officers (the “say-on-pay proposal”). Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 89% of stockholder votes cast in favor of the say-on-pay proposal. The Compensation Committee believes this affirms the stockholders’ support of our approach to executive compensation, and did not change its approach in 2019.

The Compensation Committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the named executive officers.

Overview

Our “named executive officers”, or “NEOs”, are:

Michael Arends	Chief Financial Officer and Co-CEO
Russell C. Horowitz	Executive Chairman and Co-CEO

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

The Compensation Committee is responsible for setting the compensation and benefits for our executive officers, to determine distributions and grants of awards under our various stock and other incentive plans and to assume responsibility for all matters related to the foregoing. Meetings of the Compensation Committee are called by the chair of the committee and the chair sets the agenda for each committee meeting. In performing its responsibilities, the Compensation Committee typically invites, for all or a portion of each meeting, our Co-CEOs and other members of management to its meetings. Our Co-CEOs meet with the Compensation Committee on an ongoing basis to discuss the objectives and performance of Marchex’s other NEOs, if any. For compensation decisions relating to our executive officers, the Compensation Committee considers recommendations from our Co-CEOs, who utilize various industry compensation surveys as part of our company wide annual compensation review process. After receipt and discussion of such recommendations with our Co-CEOs, the Compensation Committee meets to ultimately determine the compensation packages for each of our executive officers. Our Co-CEOs do not participate in deliberations regarding their individual compensation.

Role of a Compensation Consultant

The duties of any compensation consultant we may engage are generally to evaluate executive compensation, perform an analysis on realized pay alignment with financial and stock performance, discuss general compensation trends, provide competitive market practice data and benchmarking, participate in the design and implementation of certain elements of the executive compensation program and assist our Co-CEOs in developing compensation recommendations to present to the

Compensation Committee for the executive officers other than our Co-CEOs. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors. The compensation consultant does not make specific recommendations on individual amounts for the executive officers or the independent directors, nor does the consultant determine the amount or form of executive and director compensation.

Historically, the Company has not used a compensation consultant for executive compensation matters other than Pearl Meyer & Partners, LLC in 2006 and the Company did not use a compensation consultant for the 2018 and 2019 period.

NEO Compensation for 2019

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

Base Salary

The 2019 salaries shown in the Summary Compensation Table on page 7 were set by our Compensation Committee based on the compensation review discussed above, as well as a consideration of each NEO’s total compensation package including prior equity grants, exercise history, and existing stock ownership. Base salaries are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. Our goal is to provide competitive base pay levels. The Compensation Committee considered each NEO’s skills, experience, level of responsibility, performance and contribution to our Company. The Compensation Committee also took into account in conjunction with the NEO’s specific areas of responsibilities and objectives, each NEO’s contribution to the Company’s overall success as a member of the management team. The Compensation Committee considers the relative compensation levels among all the members of the management team to ensure the Company’s executive compensation programs are internally consistent and equitable. All salaries are reviewed at least annually and subject to future adjustment by the Compensation Committee.

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

On April 17, 2019, the Compensation Committee granted stock options and shares of restricted stock to Mr. Arends under the 2012 Stock Plan (both with time-based vesting), based on the compensation review discussed above. The Compensation Committee determined the size of Mr. Arends’ equity grant based on a consideration of his existing stock ownership and outstanding equity grants awarded in prior years. Given the corresponding vesting schedules, we believe that this equity grant will help further motivate Mr. Arends to continue to focus on the long-term success of our business enterprise. You can find more information regarding this grant, including the corresponding vesting schedules, by referring to our Outstanding Equity Awards at 2019 Fiscal Year-End Table on pages 8-9.

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

The Compensation Committee determined that for the 2019 fiscal period, a maximum aggregate bonus pool of $656,094 would be available for award to plan participants based upon the achievement of updated revenue (new revenue and total revenue) and adjusted OIBA targets at the highest threshold. The participants for the 2019 fiscal period were Michael Arends and Russell Horowitz. The target bonus payout percentages were 25 to 175% based on the performance target category and were based on achieving specified revenue (new revenue and total revenue) and adjusted OIBA targets for the 2019 fiscal year with each target category weighted 33 1/3%.

The Compensation Committee elected to use these revenues and adjusted OIBA targets because it believes that such targets most accurately reflect our growth and improvements in our corporate performance without the impact of certain non-cash and non-recurring expenses which the Company does not regard as ongoing costs of doing business. The Compensation Committee set a range of specific revenue and adjusted OIBA targets based on a review of our actual revenue and adjusted OIBA for the fiscal year ended December 31, 2018 and our budgeted revenue and adjusted OIBA for the 2019 fiscal year. At the low end of the range, the targets were intended to be difficult but realistic given our expectations regarding corporate performance. The high end of the range, intended to reflect “optimum” Company performance, were set in consideration of our projected financial results and were considered “stretch” goals.

The Compensation Committee also has absolute discretion to award no bonuses at all even if the highest target is achieved. For 2019, the Compensation Committee awarded cash bonuses under the Incentive Plan in the amount of $182,545 to Mr. Horowitz and $358,380 to Mr. Arends. The Compensation Committee separately approved target cash bonus compensation for the second half of 2019 based upon the achievement of outperformance revenue and adjusted OIBA targets for Messrs. Arends and Horowitz, with a target bonus pool of $200,000 and a maximum outperformance bonus pool of $390,000 and target bonus payout percentages of up to 195%. For 2019, the Compensation Committee awarded cash bonuses in the amount of $136,500 to Mr. Horowitz and $253,500 to Mr. Arends thereunder.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2019, are or have been an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2019, none of the Company’s executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity any of whose executive officers served on the Company’s Compensation Committee or Board of Directors.

Summary Compensation Table (1)

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2018 and 2019, as applicable, by our NEOs:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-equity compensation ($)	All Other Compensation ($) (4)	Total ($)
Michael Arends	2019	297,500	—	1,193,160	329,420	611,880	11,040	2,443,000
Chief Financial Officer and Co-CEO	2018	297,500	—	—	93,160	377,825	10,160	778,645
Russell C. Horowitz (5)	2019	255,000	—	541,310	150,880	319,045	—	1,266,235
Executive Chairman and Co-CEO	2018	255,000	250,000	41,250	21,000	22,878	—	590,128
(1)	Includes only those columns relating to compensation awarded to, earned by or paid to the NEOs in 2018 and 2019.
(2)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting of a restricted stock award). Amounts represent the aggregate grant date fair value of restricted stock each year computed in accordance with FASB ASC 718, excluding the effect of forfeitures. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to note 6 to the consolidated financial statements contained in our 2019 Annual Report on Form 10-K filed on March 13, 2020.

(3)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Amounts represent the aggregate grant date fair value of option awards each year computed in accordance with FASB ASC 718, excluding the effect of forfeitures. The fair value of the shares underlying the option awards that vest based on time is estimated using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to note 6 to the consolidated financial statements contained in our 2019 Annual Report on Form 10-K filed on March 13, 2020.

(4)

Unless otherwise noted, the total of all perquisites and personal benefits of each NEO falls below the reportable amount for disclosure within this table. Mr. Arends’ amounts in 2018 and 2019 exceeded the reportable amount and includes the Company’s 401K matching contribution and auto allowance, and life insurance premium for 2018 only.

(5)

In September of 2019, Mr. Horowitz received an annual director restricted stock grant of 15,000 shares and 20,000 options under Marchex’s 2012 Stock Incentive Plan with fifty (50%) percent of such shares of restricted stock and options vesting on the first and second annual anniversary of September 26, 2019, respectively, and with vesting in full in the event of a Change in Control.

Outstanding Equity Awards at 2019 Fiscal Year-End (1)

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our NEOs as of December 31, 2019. Certain option and stock awards provide for accelerated vesting, in certain circumstances. For more information on these acceleration provisions, please refer to Potential Payments upon Termination or Change in Control at page 9.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Michael Arends
Stock Options	5/11/2010		13,167	—	4.89	5/11/2020	—	—
Stock Options	12/20/2010		98,000	—	8.77	12/20/2020	—	—
Stock Options	12/20/2011		100,000	—	6.35	12/20/2021	—	—
Stock Options	12/20/2012		70,090	—	4.41	12/20/2022	—	—
Stock Options	12/20/2013		140,000	—	8.94	12/20/2023	—	—
Stock Options	4/21/2016	(3)	113,750	16,250	4.26	4/21/2026	—	—
Restricted Stock	4/21/2016	(4)	—	—	—	—	30,000	113,400
Stock Options	6/15/2017	(3)	71,875	43,125	2.90	6/15/2027	—	—
Restricted Stock	6/15/2017	(4)	—	—	—	—	37,500	141,750
Stock Options	8/21/2018	(3)	21,250	46,750	2.69	8/21/2028	—	—
Stock Options	4/17/2019	(3)	—	34,000	5.05	4/17/2029	—	—
Restricted Stock	4/17/2019	(4)	—	—	—	—	34,000	128,520
Stock Options	5/22/2019	(7)	—	95,000	5.25	5/22/2019	—	—
Restricted Stock	5/22/2019	(7)	—	—	—	—	195,000	737,100
Russell C. Horowitz
Stock Options	5/11/2010		182,500	—	4.89	5/11/2020	—	—
Stock Options	12/20/2010		137,000	—	8.77	12/20/2020	—	—
Stock Options	12/20/2011		116,000	—	6.35	12/20/2021	—	—
Stock Options	12/20/2012		117,500	—	4.41	12/20/2022	—	—
Stock Options	12/20/2013		75,000	—	8.94	12/20/2023	—	—
Stock Options	8/21/2017	(5)	—	95,000	2.94	8/21/2027	—	—
Restricted Stock	8/21/2017	(5)	—	—	—	—	145,000	548,100
Stock Options	9/27/2018	(6)	7,500	7,500	2.76	9/27/2028	—	—
Restricted Stock	9/27/2018	(6)	—	—	—	—	7,500	28,350
Stock Options	5/22/2019	(7)	—	46,000	5.25	5/22/2029	—	—
Restricted Stock	5/22/2019	(7)	—	—	—	—	94,000	355,320
Stock Options	9/26/2019	(6)	—	20,000	3.26	9/26/2029
Restricted Stock	9/26/2019	(6)	—	—	—	—	15,000	56,700
(1)	Includes only those columns for which there are outstanding equity awards at December 31, 2019. All other columns have been omitted.
(2)

The market value of unvested stock awards is calculated by multiplying the number of unvested stock awards held by the applicable NEO by the closing price of $3.78 per share of our Class B common stock on the NASDAQ Global Select Market on December 31, 2019.

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

(7)

The options and shares of restricted stock vest on the fifth annual anniversary of the grant date with accelerated vesting as follows: (a) 50% of such options and shares of restricted stock vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of eighteen (18) months or performance attainment (2019 revenue exceeding 120% of 2018 level, 2019 adjusted OIBA exceeding specified multiples of 2018 level, or the Class B common stock share price for twenty (20) consecutive trading days exceeding 150% of the initial 2019 twenty (20) consecutive trading day average), (b) such remaining unvested options and shares of restricted stock vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty (30) months or performance attainment (trailing twelve (12) month revenue exceeding 127% of 2018 level, trailing twelve (12) month adjusted OIBA exceeding specified multiples of 2018 level higher than the initial performance target above, or the Class B common stock share price for twenty (20) consecutive trading days exceeding 160% of the initial 2019 twenty (20) consecutive trading day average, and (c) with Double-Trigger Change in Control Acceleration.

Potential Payments upon Termination or Change in Control

Amended and Restated Executive Officer Employment Agreements

Effective on April 21, 2016, pursuant to the Compensation Committee’s review of long-term incentives and annual compensation for executive officers, we entered into an Amended and Restated Executive Officer Employment Agreement with Mr. Michael Arends.

The Amended and Restated Executive Officer Employment Agreement for Mr. Arends provides for the following: (i) that the excise tax gross-up provision contained in the Retention Agreement shall terminate and have no further force and effect, and (ii) in the event the Company terminates executive’s employment for any reason other than Cause, or executive terminates his employment for Good Reason (regardless of a Change in Control) and subject to executive’s execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (a) a lump sum payment equal to one (1) times executive’s then annual salary payable at the time of termination, unless the termination of executive’s employment occurs within 12 months following a Change in Control, in which case executive will receive the benefits under his Retention Agreement, (b) payment by the Company of its share of medical, dental and vision insurance premiums under COBRA (“Health Benefits”) for executive and executive’s dependents for the 12 month period following the separation date or such lesser period as executive remains eligible under COBRA, unless the termination of executive’s employment occurs within 12 months following a Change in Control, in which case executive will receive the benefits under executive’s Retention Agreement; and (c) and an additional one (1) year of time-based vesting on any unvested options, restricted stock and restricted stock units as of the separation date. In the event that executive’s employment terminates due to death or disability, and subject to execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (i) payment by the Company of Health Benefits for the 18 month period following the separation date or such lesser period as executive remains eligible under COBRA, and (ii) one hundred percent (100%) of all performance and time-based unvested options, restricted stock and restricted stock units will immediately vest upon executive’s separation date. Additionally, one hundred percent (100%) of all performance and time based options, restricted stock and restricted stock units not already vested, shall become immediately vested upon the occurrence of both (a) a Change in Control, (b) followed by the first to occur of (i) a termination of executive’s employment by the Company or any successor thereto without Cause, (ii) a material diminution in the nature or scope of executive’s duties, responsibilities, authorities, powers or functions that constitutes Good Reason, or (iii) the twelve month anniversary of the occurrence of the Change in Control provided that executive then remains an employee of the Company or its successor (collectively, the “Double-Trigger Change in Control Acceleration”).

Restricted Stock and Restricted Stock Units Agreements

On September 27, 2018, Mr. Horowitz received an annual director grant of 15,000 shares of restricted stock under our 2012 Stock Incentive Plan with 50% of such shares vesting on the first and second annual anniversary of the grant date, respectively, and with accelerated vesting in full in the event of a Change in Control.

On April 17, 2019, Mr. Arends received 34,000 shares of restricted stock under our 2012 Stock Incentive Plan pursuant to a review by our Compensation Committee of equity incentives for NEOs.  These shares of restricted stock are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration.

On September 26, 2019, Mr. Horowitz received an annual director grant of 15,000 shares of restricted stock under our 2012 Stock Incentive Plan with 50% of such shares vesting on the first and second annual anniversary of the grant date, respectively, and with accelerated vesting in full in the event of a Change in Control.

Option Agreements

On September 27, 2018, Mr. Horowitz received an annual director grant of 15,000 options under our 2012 Stock Incentive Plan with 50% of such options vesting on the first and second annual anniversary of the grant date, respectively, and with accelerated vesting in full in the event of a Change in Control.

On August 21, 2018, we granted 68,000 options under our 2012 Stock Plan to Mr. Arends pursuant to a review by our Compensation Committee of equity incentives for NEOs. These options are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration.

On April 17, 2019, we granted 34,000 options under our 2012 Stock Plan to Mr. Arends pursuant a review by our Compensation Committee of equity incentives for NEOs.   These options are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration.

On September 26, 2019, Mr. Horowitz received an annual director grant of 20,000 options under our 2012 Stock Incentive Plan with 50% of such options vesting on the first and second annual anniversary of the grant date, respectively, and with accelerated vesting in full in the event of a Change in Control.

Retention Agreements

On October 2, 2006, we entered into a retention agreement with Mr. Arends.

The retention agreement provides that in the event of a Change in Control, Mr. Arends would be entitled to a lump sum payment equal to two times the amount calculated by adding (1) his annual salary at that time plus (2) the greater of (a) any bonus he earned with respect to the prior fiscal year, or (b) his pro rata portion of the aggregate bonus pool under our Incentive Plan for the current year assuming achievement under the Incentive Plan of the maximum performance targets for such year. With respect to Mr. Arends, if within twelve (12) months following a Change in Control: (1) the Company shall terminate his employment with the Company without cause, or (2) he shall voluntarily terminate such employment for Good Reason, the Company shall provide reimbursement of health care premiums for him and his dependents, for a period of eighteen (18) months from the date of his termination, to the extent that he is eligible for and elects continuation coverage under COBRA (provided that such reimbursement shall terminate upon commencement of new employment by an employer that offers health care coverage to its employees). In consideration for the Company’s willingness to enter into an amended and restated employment agreement with Mr. Arends, he relinquished the excise tax gross-up provision which was contained in the retention agreement.

Compensation of Directors

The Compensation Committee is responsible for periodically reviewing and recommending to the Board of Directors the compensation of our independent directors. The following table summarizes compensation earned during 2019 by each of our directors, except Mr. Horowitz, who served as our Executive Director since August 21, 2017 and as our Executive Chairman since April 9, 2019 and whose compensation is reflected in the Summary Compensation Table:

2019 Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Total ($)
Dennis Cline	27,500	48,750	32,200	108,450
Donald Cogsville	21,250	121,200	67,900	210,350
M. Wayne Wisehart	27,500	48,750	32,200	108,450
Former Director (3):			—
Anne Devereux-Mills	6,250	—		6,250
(1)	Includes only those columns relating to compensation awarded to, earned by, or paid to non-employee directors for their services.

(2)

The amounts in the stock awards column reflect the aggregate grant fair value of stock awards granted to directors in 2019 in accordance with FASB ASC Topic 718. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock).

(3)

Effective April 9, 2019 (the “Effective Date”), Ms. Devereux-Mills retired from the Board. In connection with Ms. Devereux-Mills’ retirement, the Compensation Committee accelerated the vesting in full of her options and shares of restricted stock held by Ms. Devereux-Mills as of the Effective Date.

The aggregate number of equity awards outstanding as of December 31, 2019 were:

Name	Stock Awards (#)	Option Awards (#)	Total
Dennis Cline	22,500	35,000	57,500
Donald Cogsville	30,000	35,000	65,000
M. Wayne Wisehart	22,500	35,000	57,500

Effective April 9, 2019 (the “Effective Date”), Ms. Devereux-Mills retired from the Board and in connection therewith, Russell Horowitz, Executive Director and then member of the Office of the CEO, was appointed Executive Chairman of the Board, and (i) Donald Cogsville was appointed to the Board and to the Audit, Compensation, and Nominating & Governance Committees thereof; and (ii) Mr. Cogsville succeeded Dennis Cline as Chairman of the Compensation Committee.

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

In September 2019, based upon the elections of the individual directors at our 2019 annual meeting of stockholders and in accordance with Marchex’s previously announced director compensation policy: (i) the Company granted (i) 15,000 restricted shares of Class B common stock at a purchase price of $.01 per share; and (ii) 20,000 options at an exercise price of $3.26 per share, the exercise price being the closing price of the Company’s stock price on September 26, 2019, in each case under Marchex’s 2012 Stock Incentive Plan to each of Marchex’s directors as compensation for their annual board service. Fifty percent (50%) of such shares of restricted stock and options shall vest on the first and second annual anniversary of the grant date, respectively, and with vesting in full upon a Change in Control in each case assuming continued service on Marchex’s Board of Directors for such period. In addition, Marchex agreed to pay $7,500 in cash per quarter for each independent directors’ annual director service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

To the Company’s knowledge, the following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 24, 2020 by:

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

Percentage of beneficial ownership is based on 4,660,927 shares of our Class A common stock and 39,868,120 shares of our Class B common stock outstanding as of April 24, 2020. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable or issuable upon vesting within 60 days of April 24, 2020, are deemed outstanding. These shares are not, however, deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise noted below, the address for each beneficial owner listed below is c/o Marchex, Inc., 520 Pike Street, Suite 2000, Seattle, Washington 98101.

	Shares Beneficially Owned				% Total
	Class A Common Stock		Class B Common Stock		Voting
Name and, as appropriate, Address of Beneficial Owner	Shares	%	Shares	%	Power (1)
5% Security Holders:
Edenbrook Capital, LLC (2)	—	—	7,416,796	18.6	4.7
116 Radio Circle
Mount Kisco, NY 10549
Renaissance Technologies LLC (3)	—	—	2,587,172	6.5	1.7
800 Third Avenue
New York, NY 10022
Harbert Discovery Fund, LP (4)	—	—	2,235,065	5.6	1.4
2100 Third Avenue North, Suite 600
Birmingham, AL 35203
BlackRock, Inc. (5)	—	—	2,533,783	6.4	1.6
55 East 52nd Street
New York, NY 10022
Named Executive Officers and Directors:
Michael Arends (6)	—	—	1,502,236	3.7	*
Dennis Cline (7)	—	—	162,760	*	*
Donald Cogsville(8)	—	—	38,123	*	*
Russell C. Horowitz (9)	4,660,927	100.0	1,199,918	3.0	74.9
M. Wayne Wisehart (10)	—	—	268,645	*	*
All directors and executive officers as a group (5 persons) (11)	4,660,927	100.0	3,171,682	7.7	75.7

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

(2)

Based on the most recently available Schedule 13D/A filed with the SEC on February 19, 2020 by Edenbrook Capital, LLC (“Edenbrook”), an investment manager to certain private investment funds on its behalf; on behalf of Jonathan Brolin (“Brolin”), an individual; and on behalf of Edenbrook Long Only Value Fund, LP (“Edenbrook Fund”). Edenbrook and Brolin each report beneficial ownership of 7,386,796 shares of our Class B common stock, and shared voting and dispositive power as to 7,386,796 shares of our Class B common stock. Edenbrook Long Only Value Fund, LP reports beneficial ownership of 6,438,533 shares of our Class B common stock, and shared voting and dispositive power as to 6,438,533 shares of our Class B common stock.

(3)

Based on the most recently available Schedule 13G/A filed with the SEC on February 13, 2020 by Renaissance Technologies LLC ("Renaissance"), an investment advisor on its behalf and on behalf of Renaissance Technologies Holdings Corporation ("Renaissance Holdings Corporation"). Renaissance and Renaissance Holdings Corporation each report beneficial ownership of 2,587172 shares of our Class B common stock, sole voting power as to 2,417,857 shares of our Class B common stock, sole dispositive power as to 2,589,840 shares of our Class B common stock and shared dispositive power as to 6,332 shares of our Class B common stock.

(4)

Based on the most recently available Schedule 13D filed with the SEC on March 12, 2020 by Harbert Discovery Fund, LP; Harbert Discovery Fund GP, LLC; Harbert Fund Advisors, Inc.; Harbert Management Corporation; Jack Bryant; Kenan Lucas; and Raymond Harbert report beneficial ownership of 2,235,065 shares of our Class B common stock and shared voting and dispositive power with respect to 2,235,065 shares of our Class B common stock.

(5)

Based on the most recently available Schedule 13G filed with the SEC on February 7, 2020 by BlackRock, Inc. (“BlackRock”), a parent holding company/control person, on its behalf and for the benefit of the following BlackRock direct and/or indirect subsidiaries: BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Fund Advisors, Blackrock Institutional Trust Company, N.A., Blackrock Investment Management, LLC and Blackrock Financial Management, Inc. (collectively, the “BlackRock Subsidiaries”). BlackRock reports beneficial ownership of 2,533,783 shares of our Class B common stock, with sole voting power of 2,486,157 shares of our Class B common stock and sole dispositive power of 2,533,783 shares of our Class B common stock.

(6)

Includes: (1) 296,500 shares of restricted stock subject to vesting; (2) 675,757 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2020; (3) 10,500 shares of our Class B common stock held by the Nicole Marie Arends 2003 Trust for the benefit of Nicole Marie Arends, the daughter of Mr. Arends, for which shares Mr. Arends disclaims beneficial ownership; (4) 18,100 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Arends; and (5) 6,500 shares of Class B common stock held in an Individual Retirement Account for the benefit of Diana Arends, Mr. Arends’ wife.

(7)

Includes: (1) 22,500 shares of restricted stock subject to vesting; (2) 7,500 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2020; (3) 28,500 shares of our Class B common stock held by DMC Investments, LLC, a limited liability company of which Mr. Cline is the managing member; and (4) 10,000 shares of our Class B common stock held by the Colburn Cline Trust for the benefit of Colburn Cline, the son of Mr. Cline, for which shares Mr. Cline disclaims beneficial ownership.

(8)

Includes: (1) 30,000 shares of restricted stock subject to vesting; and (2) 7,500 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2020.

(9)

Includes: (1) 4,660,927 shares of our Class A common stock held by MARRCH Investments, LLC; (2) 261,500 shares of restricted stock subject to vesting; (3) 635,500 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2020; and (4) 5,000 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Horowitz. Mr. Horowitz is the managing member of MARRCH Investments, LLC and, as such, may be deemed to exercise voting and investment power over the shares held by all of these entities.

(10)

Includes 15,000 shares of restricted stock subject to vesting; and (2) 7,500 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2020.

(11)

Includes an aggregate of: (1) 4,660,927 shares of our Class A common stock; (2) 1,837,925 shares of our Class B common stock which includes 20,500 shares for which beneficial ownership has been disclaimed; and (3) 1,333,757 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2020.

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

Equity Compensation Plan Information

The following table sets forth certain information regarding our Class B common stock that may be issued upon exercise of options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2019:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted average exercise price of outstanding options, warrants and rights ($) (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (#) (c)
Equity compensation plans approved by security holders:
2003 amended and restated stock incentive plan, as amended (1)	1,027,341		6.32		—
2012 stock incentive plan (2)	4,467,203	(3)	4.38	(4)	—
2014 employee stock purchase plan	—		—		118,498
Total	5,494,544		4.80	(4)	118,498

The weighted-average exercise price in column (b) is calculated based on outstanding stock options. It does not take into account shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

(1)	After December 31, 2012, no awards were made under the 2003 Stock Plan. Consists of stock options to purchase shares of our Class B common stock.
(2)

We have reserved 20,158,770 shares of Class B common stock for issuance under our 2012 Stock Plan, which includes an increase of 2,213,550 shares to the authorized number of shares available under the plan, which occurred on January 1, 2020.

(3)	Consists of stock options to purchase 3,754,704 shares of Class B common stock and restricted stock units representing the right to purchase 712,499 shares of our Class B common stock.
(4)	Calculated exclusive of outstanding restricted stock units.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Accounting Fees and Services

During fiscal years 2018 and 2019, KPMG and Moss Adams provided professional services in the following categories and amounts:

Fee Category	2018		2019
	KPMG	Moss Adams	Moss Adams
	($)	($)	($)
Audit Fees (1)	20,000	324,000	358,000
Audit-Related Fees (2)	None	48,000	44,000
Tax Fees (3)	None	38,000	90,000
Total All Fees	20,000	410,000	492,000

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

The Audit Committee pre-approved 100% of the 2018 and the 2019 services and fees above pursuant to the pre-approval policy described below.

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
Michael A. Arends Chief Financial Officer and Co-CEO (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)

Date: April 28, 2020