Form 10-Q
period 2020-03-31
MARCHEX INC
filed 2020-05-19
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 39,868,120 shares Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	March 31,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$42,526	$40,312
Accounts receivable, net	17,809	16,762
Prepaid expenses and other current assets	2,084	2,097
Total current assets	62,419	59,171
Property and equipment, net	3,028	3,264
Right-of-use lease asset	5,801	5,578
Other assets, net	335	1,096
Goodwill	33,433	19,132
Intangible assets from acquisitions, net	19,485	11,820
Total assets	$124,501	$100,061
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,082	$7,476
Accrued expenses and other current liabilities	6,679	7,223
Current portion of acquisition-related liabilities	1,111	642
Deferred revenue and deposits	1,173	1,380
Lease liability current	1,500	1,495
Total current liabilities	17,545	18,216
Deferred tax liabilities	981	181
Lease liability non-current	5,664	5,410
Non-current portion of acquisition-related liabilities	473	226
Total liabilities	24,663	24,033
Commitments and contingencies
Stockholders’ equity:
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2019 and March 31, 2020	49	49
Class B: 125,000 shares authorized; 39,610 shares issued and outstanding at December 31, 2019, including 1,030 shares of restricted stock; and 39,768 shares issued and outstanding at March 31, 2020, including 1,145 shares of restricted stock	396	398
Additional paid-in capital	359,633	360,696
Accumulated deficit	(260,240)	(285,115)
Total stockholders’ equity	99,838	76,028
Total liabilities and stockholders’ equity	$124,501	$100,061

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2020
Revenue	$26,406	$24,785
Expenses:
Service costs (1)	14,258	14,498
Sales and marketing (1)	4,113	4,991
Product development (1)	4,568	6,043
General and administrative (1)	3,320	3,737
Amortization of intangible assets from acquisitions (2)	1,568	1,763
Acquisition-related costs (benefit)	182	(635)
Total operating expenses	28,009	30,397
Impairment of goodwill	—	(14,213)
Impairment of intangible assets from acquisitions	—	(5,903)
Loss from operations	(1,603)	(25,728)
Interest income and other, net	185	110
Loss before provision for income taxes	(1,418)	(25,618)
Income tax benefit	(119)	(743)
Net loss applicable to common stockholders	$(1,299)	$(24,875)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.03)	$(0.53)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	5,056	4,661
Class B	39,827	42,179
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	5,056	4,661
Class B	44,883	46,840
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions:
Service costs	$574	$756
Sales and marketing	618	742
General and administrative	376	265
Total	$1,568	$1,763

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	5,056	$53	36,965	$370	—	—	$350,801	$(256,198)	$95,026
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	129	1	(90)	(1)	194	—	194
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	545		545
Net loss	—	—	—	—	—	—	—	(1,299)	(1,299)
Balances at March 31, 2019	5,056	$53	37,094	$371	(90)	(1)	$351,540	$(257,497)	94,466

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	4,661	$49	39,610	$396	—	—	$359,633	$(260,240)	99,838
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	158	2	—	—	6	—	8
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	1,057	—	1,057
Net loss	—	—	—	—	—	—	—	(24,875)	(24,875)
Balances at March 31, 2020	4,661	$49	39,768	$398	—	—	$360,696	$(285,115)	76,028

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2020
Operating Activities:
Net loss	$(1,299)	$(24,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,034	2,278
Impairment of goodwill	—	14,213
Impairment of intangibles assets from acquisitions	—	5,903
Allowance for doubtful accounts and advertiser credits	(157)	1,351
Deferred income taxes	(141)	(800)
Stock-based compensation	545	1,057
Acquisition-related costs (benefit)	117	(728)
Change in certain assets and liabilities:
Accounts receivable, net	1,638	(304)
Prepaid expenses, other current assets and other assets	(394)	(854)
Accounts payable	743	318
Accrued expenses and other current liabilities	416	521
Deferred revenue and deposits	2,174	206
Other non-current liabilities	(52)	—
Net cash provided by (used in) operating activities	5,624	(1,714)
Investing Activities:
Purchases of property and equipment	(237)	(596)
Cash received in connection with acquisitions	95	88
Purchases of intangible assets and changes in other non-current assets	(1)	(1)
Net cash used in investing activities	(143)	(509)
Financing Activities:
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	195	9
Net cash provided by financing activities	195	9
Net increase (decrease) in cash and cash equivalents	5,676	(2,214)
Cash and cash equivalents at beginning of period	45,230	42,526
Cash and cash equivalents at end of period	$50,906	$40,312
Supplemental disclosure of cash flow information:
Cash paid for operating leases	$418	$301

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

The accompanying unaudited Condensed Consolidated Financial Statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and filed with the SEC.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to the current period presentation.

Acquisitions

In November 2018, the Company acquired Telmetrics Inc. (“Telmetrics”), an enterprise call and text tracking and analytics company, and SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”), a call monitoring and analytics solutions company. In December 2019, the Company acquired Sonar Technologies, Inc. (“Sonar”), an enterprise text messaging sales engagement and analytics company. See Note 11. Acquisitions of the Notes to the Condensed Consolidated Financial Statements for further discussion.

(b) The Impact of COVID-19 on our Results of Operations

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by the World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility.

For most of the quarter ended March 31, 2020, the Company’s results reflect historical trends and seasonality. However, in March 2020, the Company experienced a decline in revenues due to the impact of COVID-19 and the related reductions in global economic activity and reduced spending by its customers in response to the macroeconomic impact. The Company also assessed the realized and potential credit deterioration of its customers due to changes in the macroeconomic environment, which has been reflected in an increase in its allowance for credit losses for accounts receivable. Additionally, the Company determined that indicators of impairment had occurred during the first quarter of 2020, which resulted in the Company performing an interim impairment analysis during the first quarter of 2020. As a result of this interim impairment test, the Company recognized an impairment of its intangible long-lived assets and goodwill during the first quarter of 2020. See the Notes to the Condensed Consolidated Financial Statements for additional information.

For additional information for the effects of the COVID-19 pandemic and resulting global disruptions on the Company’s business and operations, refer to Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1.A of Part II, “Risk Factors”.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

(d) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2019 and March 31, 2020: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The following table provides information about the fair value of our cash and cash equivalents balance as of December 31, 2019 and March 31, 2020 (in thousands):

	At December 31,	At March 31,
	2019	2020
Level 1 Assets:
Cash	$15,258	$12,961
Money market funds	27,268	27,351
Total cash and cash equivalents	$42,526	$40,312

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

Assets, liabilities and operations of foreign subsidiaries are recorded based on the functional currency of the entity. For a majority of our foreign operations, the functional currency is the U.S. dollar. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income and expense in the Condensed Consolidated Statements of Operations.

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

As of March 31, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Recent Accounting Pronouncement(s) Not Yet Effective

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements (Topic 326), Financial Instruments - Credit Losses (ASU 2018-19), an ASU intended to improve the Codification or correct its unintended application. The ASU is effective upon the adoption of the amendments in Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is effective for reporting periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company does not expect adoption of ASU 2018-19 and ASU 2016-13 to have a material impact on its consolidated financial statements. In addition, in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments — Credit Losses (Topic 326), Targeted Transition Relief, (ASU 2019-05)), an ASU which provides ASU 2016-13 transition relief by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. The ASU is effective upon the adoption of the amendments in ASU 2016-13. The Company does not expect adoption of ASU 2019-05, ASU 2018-19 and ASU 2016-13 to have a material impact on its consolidated financial statements.

In November 2019, the FASB issued Accounting Standards Update No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) - Effective Dates (ASU-2019-10), an ASU modifying the effective dates of various previous pronouncements. As the Company qualifies as a Smaller Reporting Company with the SEC, this ASU revised the effective date of ASU 2016-13 and ASU 2017-04 to fiscal years beginning after December 15, 2022. The Company does not expect adoption of ASU 2019-10 to have a material impact on our consolidated financial statements.

In February 2020, the FASB issued Accounting Standards Update No. 2020-02, Financial Instruments — Credit Losses (Topic 326) and Leases (Topic 842). This ASU adds an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, which adds Topic 6M on Accounting for Loan Losses by Registrants Engaged in Lending Activities Subject to FASB ASC Topic 326. It also adds a note in paragraph 842-10-S65-1 regarding the updated effective date for Leases pursuant to the issuance of ASU 2019-10. Additionally, in March 2020 Accounting Standards Update No. 2020-03, Codification Improvements to Financial Instruments (ASU 2020-03), an ASU which represent changes to clarify or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company does not expect adoption of ASU 2020-02 and of ASU 2020-03 to have a material impact on our consolidated financial statements.

In November 2019, the FASB issued Accounting Standards Update No. 2019-11, Codification Improvement to Topic 326, Financial Instruments — Credit Losses, an ASU which makes several amendments to the new credit losses standard, including an amendment requiring entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for purchased credit deteriorated assets. The amendments also provide transition relief related to troubled debt restructurings, allow entities to exclude accrued interest amounts from certain required disclosures and clarify the requirements for applying the collateral maintenance practical expedient. For entities that have not yet adopted the new credit losses standard, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted the new credit losses standard, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period, as long as the entity has adopted the new credit losses standard. The ASU must be adopted using a modified-retrospective approach. The Company does not expect adoption of ASU 2019-11 to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, an ASU which eliminates certain exceptions to the guidance in Accounting Standards Codification (ASC or Codification) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance also clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. The ASU is effective for reporting periods beginning after December 15, 2020, with early adoption permitted. The transition method related to the ASU amendments depend upon the nature of the guidance and vary depending upon the specific amendment being implemented.  The Company does not expect adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

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

For the three months ended March 31, 2019, revenues disaggregated by service type were $25.2 million for performance based advertising services and $1.2 million for local leads services. For the three months ended March 31, 2020, revenues disaggregated by service type were $24.0 million for performance based advertising services and $826,000 for local leads services.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet as of March 31, 2020, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. The balance associated with the allowance for advertiser credits in the Company’s consolidated balance sheet was $346,000 and $370,000 as of December 31, 2018 and 2019, respectively, and was $323,000 as of March 31, 2020. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s consolidated balance sheet as of December 31, 2018 and 2019, was $1.8 million and $1.2 million, respectively, and was $1.4 million as of March 31, 2020. During the three months ended March 31, 2019 and 2020, revenue recognized that was included in the contract liabilities balance at the beginning of the period was $349,000 and $587,000, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2019 and March 31, 2020, the Company had $287,000 and $289,000 of net deferred contract costs, respectively, and the amortization associated with these costs was $108,000 and $79,000 for the three months ended March 31,  2019 and 2020, respectively.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2019	2020
Service costs	$59	$22
Sales and marketing	177	316
Product development	76	94
General and administrative	233	625
Total stock-based compensation	$545	$1,057

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three months ended March 31, 2019 and 2020, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Three months ended March 31,
	2019	2020
Expected life (in years)	4.0	4.0 - 6.25
Risk-free interest rate	2.22%	1.13% - 1.22%
Expected volatility	40%	46% - 52%

Stock option activity during the three months ended March 31, 2020 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2019	4,782	$4.80	5.82
Options granted	239	3.02
Options forfeited	(49)	3.08
Options expired	(94)	5.11
Balance at March 31, 2020	4,878	$4.72	5.81

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the three months ended March 31, 2020 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2019	1,786	$3.70
Granted	175	2.92
Vested	(38)	4.00
Forfeited	(11)	2.65
Unvested balance at March 31, 2020	1,912	$3.63

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

The following table presents the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2019		2020
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(146)	$(1,153)	$(2,475)	$(22,400)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	39,827	4,661	42,179
Basic net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.53)	$(0.53)

The following table presents the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2019		2020
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(146)	$(1,153)	$(2,475)	$(22,400)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(146)	—	(2,475)
Diluted net loss applicable to common stockholders	$(146)	$(1,299)	$(2,475)	$(24,875)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	5,056	39,827	4,661	42,179
Conversion of Class A to Class B common shares outstanding	—	5,056	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	5,056	44,883	4,661	46,840
Diluted net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.53)	$(0.53)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three months ended March 31, 2019 and 2020, outstanding options to acquire 5,283 and 4,878 shares, respectively of Class B common stock.
•	For the three months ended March 31, 2019 and 2020, 524 and 1,145 shares of unvested Class B restricted common shares, respectively.
•	For the three months ended March 31, 2019 and 2020, 732 and 767 restricted stock units, respectively.

(6) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The advertisers representing more than 10% of revenue are as follows (in percentages):

	Three months ended March 31,
	2019	2020
Advertiser A	27%	26%
Advertiser B	15%	17%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):

	At December 31, 2019	At March 31, 2020
Advertiser A	10%	12%
Advertiser B	41%	40%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 14% and 15% of revenue for the three months ended March 31, 2019 and 2020, respectively. This same advertising agency represented 37% and 38% of accounts receivable as of December 31, 2019 and March 31, 2020, respectively.

A significant amount of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of revenue for the three months ended March 31, 2019 and 2020.

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

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2019	2020
United States	99%	98%
Canada	1%	1%
Other countries	*	1%
	100%	100%
*	Less than 1% of revenue.

(8) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2019	At March 31, 2020
Computer and other related equipment	$19,386	$19,610
Purchased and internally developed software	6,693	6,700
Furniture and fixtures	1,033	1,033
Leasehold improvements	1,737	2,060
	$28,849	$29,403
Less: Accumulated depreciation and amortization	(25,821)	(26,139)
Property and equipment, net	$3,028	$3,264

Depreciation and amortization expense related to property and equipment was approximately $357,000 and $436,000 for the three months ended March 31, 2019 and 2020, respectively.

(9) Leases

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

The standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize ROU assets or lease liabilities, and this included not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases.

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

The Company’s lease agreement with respect to office space in Seattle, Washington, as amended, expires on March 31, 2025. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, as part of the agreement, the lessor paid towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company could use approximately $180,000 of unused landlord contribution as a credit against any payment obligation under the lease. In the second quarter of 2019, the Company requested the $180,000 landlord contribution from the lessor as a reimbursement towards certain leasehold improvements and received those funds in the third quarter of 2019. In the first quarter of 2018, the lessor paid $373,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term. Additionally, in April 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which will be reduced by $100,000 annually starting in April 2019. The letter of credit was collateralized by a $575,000 certificate of deposit, which was restricted in use and is included in other assets in the Company’s condensed consolidated balance sheet as of March 31, 2019. On April 2, 2019, the Company was no longer required to collateralize the letter of credit and the certificate of deposit matured.

The Company’s lease agreement with respect to office space in Mississauga, Canada commenced in November 2016, with a lease term of 60 months, expiring on November 30, 2021. The Company has the option to terminate the lease upon nine months notice without any termination fees if such notice is provided.

The Company’s lease agreement with respect to office space in Wichita, Kansas is on a month-to-month basis. The lease agreement stipulates a mutual 120-day non-cancelable period to cease rental payments and vacate the premises, and is classified as a short-term operating lease. Short-term leases are leases having a term of twelve months or less. In December 2019, the Company entered into a lease agreement for an office space in Wichita, Kansas, which commences upon the completion by the landlord of certain defined leasehold improvements and continues for a period of sixty (60) months with an option to extend the term for two (2)

additional periods of three (3) years each. The lease is expected to commence in the second quarter of 2020 when construction of the asset is completed. The Company has provided the lessor of its current lease agreement with notice of its intent to terminate.

Lease cost recognized in the Company’s consolidated statements of operations and other information is summarized as follows (in thousands):

	Three months ended March 31,
	2019	2020
Operating lease cost	$434	$420
Short-term operating lease cost (1)	30	30
Total operating lease cost	$464	$450
Other information:
Weighted-average remaining lease term - operating leases	5.9 years	4.9 years
Weighted-average discount rate - operating leases (2)	5.0%	5.0%

(1)

The Company elected the practical expedient permitted in ASC Topic 842. As such, its short-term operating lease in Wichita, Kansas is not recognized as a liability on the Company’s balance sheet as of March 31, 2020. The Company recognizes short-term operating lease costs on a straight-line basis.

(2)

The discount rate used to compute the present value of total lease liabilities as of March 31, 2019 and March 31, 2020 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the implementation date of ASC 842 on January 1, 2019.

As of March 31, 2020, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments (1)	$8,289
Less: imputed interest	(1,384)
Present value of total operating lease liabilities	6,905
Less: current portion of operating lease liabilities	(1,495)
Total long-term operating lease liabilities	$5,410

(1)

Excludes future operating lease payments under the Wichita, Kansas office space lease agreement entered into in December 2019, which has not commenced. The gross future operating lease payments related to this agreement are $1.0 million. Gross future operating lease payments including this lease agreement are $9.3 million.

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

	Facilities operating leases(1)	Other contractual obligations	Total
2020	$1,335	$1,213	$2,548
2021	1,850	690	2,540
2022	1,811	179	1,990
2023	1,865	27	1,892
2024 and after	2,438	—	2,438
Total minimum payments	$9,299	$2,109	$11,408

(1)	For additional information regarding the Company’s facilities operating leases, see Note 9. Leases of the Notes to the Condensed Consolidated Financial Statements.

In connection with the Telmetrics acquisition in 2018, the Company has an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date.

In connection with the Sonar acquisition in 2019, the Company has an earnout arrangement that requires the Company to pay up to a maximum of 389,000 shares of Class B common stock based upon the achievement of certain financial target goals by Sonar in 2020. To the extent earned and payable, one half of such shares will be issued upon the first anniversary of the closing and one half will be issued upon the second anniversary of the closing, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. The estimated fair value of the contingent consideration arrangements for both the Telmetrics and Sonar acquisitions are approximately $868,000 and is recorded on the balance sheet in acquisition-related liabilities.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2019 (excluding certain insignificant Canadian deferred tax assets) and March 31, 2020. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

A summary of the consideration for the acquisition is as follows (in thousands):

Cash (1)	$10,161
Future consideration	1,600
Total	$11,761

(1) Included working capital adjustments finalized subsequent to the acquisition in November 2018, resulting in total consideration of approximately $11.8 million and an adjustment to goodwill in the amount of $61,000 during the year ended December 31, 2019.

The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash to the former shareholders of Telmetrics based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between $0 and $3.0 million. Of the $3.0 million possible earnout, $450,000 may be paid to certain employees to the extent they remain employed by the Company on the first and second anniversaries following the acquisition date. Such amounts have been excluded from the purchase consideration and are treated as compensation expense. The fair value of the contingent consideration arrangement  was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. Changes in these assumptions could have an impact on the payout of contingent consideration with a maximum payout being $1.8 million as of March 31, 2020. The earnout liability is recorded on the balance sheet in acquisition-related liabilities.

In connection with the acquisition, a portion of the cash consideration was placed in escrow to secure indemnification obligations for a minimum period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration and if there is any excess escrow amount above identified indemnification obligations, the excess may be released. In the event any indemnification obligations are identified, the economic consideration may be reduced accordingly.

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

The Company performed an interim impairment test of its long-lived intangible assets and goodwill during the three months ended March 31, 2020. As a result of this testing, an impairment charge for both long-lived intangible assets and goodwill was recognized. See Note 12. Identifiable Intangible Assets from Acquisitions and Note 13. Goodwill in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The Company performed an interim impairment test of its long-lived intangible assets and goodwill during the three months ended March 31, 2020. As a result of this testing, an impairment charge for both long-lived intangible assets and goodwill was recognized. See Note 12. Identifiable Intangible Assets from Acquisitions and Note 13. Goodwill in the Notes to Condensed Consolidated Financial Statements for additional information.

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

A summary of the preliminary consideration for the acquisition is as follows (in thousands):

Cash (1)	$8,408
Fair value of equity consideration	3,803
Future consideration	1,016
Total	$13,227
(1)

Included working capital adjustments finalized subsequent to the acquisition in December 2019, resulting in total consideration of approximately $13.2 million and an adjustment to goodwill in the amount of approximately $88,000 during the three months ended March 31, 2020.

The fair value of the 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date, was calculated based on the closing price of Marchex’s Common Stock on Nasdaq on the acquisition date and is recorded on the Company’s balance sheet within additional paid-in capital. The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of 389,000 shares of Class B common stock to the former shareholders of Sonar based upon the achievement of targeted financial goals by Sonar in 2020. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between 0 and 389,000 shares of Class B common stock. To the extent earned and payable, one half of such shares will be issued upon the first anniversary of the closing and one half will be issued upon the second anniversary of the closing, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. The fair value of the consideration arrangements from the Telmetrics and Sonar acquisitions as of March 31, 2020 totaling approximately $868,000 was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. The earnout is recorded on the balance sheet within acquisition-related liabilities.

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

The following summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$480
Accounts receivable	141
Prepaid expenses and other current assets	42
Property and equipment	25
Identifiable intangible assets	5,052
Liabilities assumed	(171)
Deferred tax liabilities	(1,184)
Net assets acquired	4,385
Goodwill(1)	8,842
Total(1)	$13,227

(1) Included working capital adjustments finalized subsequent to the acquisition in December 2019, resulting in total consideration of approximately $13.2 million and an adjustment to goodwill in the amount of approximately $88,000 during the three months ended March 31, 2020.

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

The Company performed an interim impairment test of its long-lived intangible assets and goodwill during the three months ended March 31, 2020. As a result of this testing, an impairment charge for both long-lived intangible assets and goodwill was recognized. See Note 12. Identifiable Intangible Assets from Acquisitions and Note 13. Goodwill in the Notes to Condensed Consolidated Financial Statements for additional information.

(d) Fair value measurements - Acquisition-related liabilities:

The following summarizes the changes in the estimated fair value of acquisition-related liabilities (in thousands):

Acquisition-related liabilities (Level 3):
Balance at December 31, 2018:	$—
Contingent consideration - Telmetrics acquisition	1,509
Contingent consideration - Sonar acquisition	1,016
Change in fair value (1)	(941)
Balance at December 31, 2019 (2):	$1,584
Change in fair value (1)	(716)
Balance at March 31, 2020 (2):	$868

(1) The Company recognized a net change in fair value of the contingent consideration of approximately $941,000 and $716,000 for the year ended December 31, 2019 and the three months ended March 31, 2020, respectively. The change is recorded on the income statement in acquisition-related costs (benefit). The net change in fair value was primarily due to a change in the assumptions used in the original estimate of the liability.

(2) There were no transfers between levels during the periods presented.

(e) Unaudited pro forma financial information (acquisitions):

The following unaudited pro forma financial information summarizes the combined results of operations of the Company  and Sonar and is based on the historical results of operations of the Company  and Sonar. The pro forma information reflects the results of operations of the Company as if the acquisition of Sonar had taken place on January 1, 2018. The unaudited pro forma financial information for the three months ended March 31, 2019 combine the historical results of operations for the Company for the three months ended March 31, 2019 and Sonar’s historical results of operations during the pre-acquisition period for the three months ended March 31, 2019. The pro forma information includes adjustments for amortization of intangible assets, accretion of interest expense related to the future consideration, and elimination of interest expense and income. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

(Unaudited)
(in thousands)
Three months ended March 31,
2019
Revenue	$26,873
Net loss applicable to common stockholders	(1,641)

(12) Identifiable Intangible Assets from Acquisitions

For the three months ended March 31, 2020, our stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. As a result, the Company performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level (Telmetrics, Callcap and Sonar). Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, the Company was required to determine the fair value of each asset group. To estimate the fair value, the Company utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company's most recent strategic plan and for periods beyond the strategic plan and the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the plans and estimates that a market participant would use to manage the business.

Based on the results of this testing, the Company recorded pre-tax non-cash impairment totaling $5.9 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. These charges are reflected in the Company’sCondensed Consolidated Statement of Operations for the period ending March 31, 2020.

There is uncertainty regarding the revenue growth factors for these assets and a change in the long-term revenue growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment. Following the recognition of the impairment losses, intangible assets had an aggregate net carrying value of $11.8 million as of March 31, 2020. The fair value was estimated by applying either the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the estimated future cash flows associated with the assets, or the cost approach, which is based on cost to recreate and adjusted for significant inputs that are not observable in the market (Level 3 inputs), such as physical, functional and economic obsolescence factors. During the three months ended March 31, 2020, the Company recorded an impairment to its intangible assets from acquisitions in the amount of $5.9 million which is recorded on the income statement within impairment of intangible assets from acquisitions.

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$13,018	$(2,784)	$10,234
Technologies	9,369	(2,252)	7,117
Non-compete agreements	3,409	(1,628)	1,781
Tradenames	734	(381)	353
Total identifiable intangible assets from acquisitions	$26,530	$(7,045)	$19,485

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(3,484)	$(4,202)	$5,332
Technologies	9,369	(2,916)	(1,062)	5,391
Non-compete agreements	3,409	(1,934)	(458)	1,017
Tradenames	734	(473)	(181)	80
Total identifiable intangible assets from acquisitions	$26,530	$(8,807)	$(5,903)	$11,820

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3 years,

2 years, 1 - 2 years, respectively. Aggregate amortization expense incurred by the Company for the three months ended March 31, 2019 and 2020 was approximately $1.6 million and $1.8 million, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense as of March 31, 2020 for the next five years is as follows: $3.6 million in 2020, $3.9 million in 2021, $1.9 million in 2022, $1.8 million in 2023, and $600,000 in 2024.

(13) Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2020 are as follows (in thousands):

Balance as of December 31, 2019	$33,433
Adjustment to goodwill (1)	(88)
Impairment of goodwill (2)	(14,213)
Balance as of March 31, 2020	$19,132

(1) Included working capital adjustments finalized subsequent to the Sonar acquisition in December 2019, resulting in total consideration of approximately $13.2 million and an adjustment to goodwill in the amount of $88,000 during the three months ended March 31, 2020.

(2) The impairment is estimated and preliminary as of March 31, 2020 and is recorded on the income statement within impairment of goodwill.

The Company performs its annual impairment testing on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment and determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. For the three months ended March 31, 2020, the Company’s stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. Accordingly, the Company tested its goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of the Company’s single reporting unit and recognized an impairment loss during the first quarter of 2020 of $14.2 million. The estimated fair value of the Company’s single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including the Company’s stock price. The goodwill impairment loss resulted primarily from a sustained decline in the Company’s common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.

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

(14) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. For the three months ended March 31, 2019 and 2020 the Company did not repurchase any Class B common stock.

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

(14) Subsequent Event

During the second quarter of 2020, the Company secured a $4.0 million promissory note to a bank lender pursuant to a government loan program. The loan bears an interest rate of 1% per annum, has a two-year maturity, allows for early repayment and a deferment period of six months. Certain of the Company’s subsidiaries have recently secured similar loans in the aggregate principal amount of approximately $1.3 million. Amounts under the loans will be repayable to the lenders in monthly installments following the six-month deferment period. The loans or portions thereof may be eligible for forgiveness if certain requirements of the government program are met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic may amplify many of these risks. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended.

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

•

Text Analytics and Communications. With the acquisitions of Sonar Technologies, Inc. (“Sonar”) in December 2019 as well as SITA Laboratories, Inc. (d/b/a Callcap) (“Callcap”) and Telmetrics, Inc. (“Telmetrics”) in November 2018, Marchex enables businesses to send and receive text/SMS messages with customers. In addition, we can provide insights for businesses on text and messaging interactions and offer customized text engagement solutions to improve the customer experience and accelerate the sales process. According to a 2018 study by Mobilesquared, there were 1.67 trillion applications to consumer SMS messages globally with the number expected to rise to 2.8 trillion by 2022. According to a 2017 study from Listrak, 75% of consumers prefer offers from businesses delivered via text and business offers delivered via SMS text marketing had a 97% read-rate.

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

•

Marchex Sales Edge Local. Marchex Sales Edge Local is expected to be available in the latter part of 2020 and is a product for business location managers that analyze phone conversations. Marchex Sales Edge Local can provide performance insights and prioritize leads using intelligent lead scoring and integrating with existing workflows and tools companies use each day, like Salesforce Sales Cloud CRM. This product can help companies grow their business at each location by prioritizing their best leads, while arming them with tools they can use to train their sales teams

•

Marchex Omnichannel Analytics Cloud. Marchex Omnichannel Analytics Cloud leverages the call analytics platform and can provide a single source to marketers to see which media channels are driving phone calls across search, display, video, site, and social media. Our Omnichannel Analytics Cloud products include:

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement, which expires on December 31, 2020, provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months notice.We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for additional pay-for-call and separate call analytics services. Thryv is our largest reseller partner and was responsible for 27% and 26% of our total revenues for the three months ended March 31, 2019 and 2020, respectively.

We operate primarily in domestic markets.

The Impact of COVID-19 on our Results of Operations

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by the World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility.

The rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions and disruption and shutdown of businesses. We have experienced adverse impacts from quarantines, market downturns and changes in customer behavior related to pandemic fears and impacts on our workforce due to COVID-19. In addition, many of our customers, distribution partners, reseller partners and agencies, service providers and suppliers have experienced financial distress, and may file for bankruptcy protection, go out of business, or suffer further disruptions in their business due to the coronavirus outbreak. The extent to which the coronavirus impacts our continuing results will depend on future developments, which are highly uncertain, but has resulted in a material adverse impact on our business, results of operations and financial condition at least for the near term. We believe that our future revenue growth will depend on, among other factors, our ability to attract new advertisers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully improve existing products and services, and develop successful new products and services. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

For most of the quarter ended March 31, 2020, our results reflect historical trends and seasonality. However, in March 2020 we experienced a decline in revenues due to the impact of COVID-19 and the related reductions in global economic activity and reduced spending by our customers in response to the macroeconomic impact. We also assessed the realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, which has been reflected in an increase in our allowance for credit losses for accounts receivable. Additionally, we determined that indicators of impairment had occurred during the first quarter of 2020, which resulted in us performing an interim impairment analysis during the first quarter of 2020. As a result of this interim impairment test, we recognized an impairment of our intangible long-lived assets and goodwill during the first quarter of 2020. See the Notes to Condensed Consolidated Financial Statements for additional information.

For additional information for the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations, refer to “Results of Operations” within this discussion and analysis and Item 1.A of Part II, “Risk Factors”.

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

In November 2018, we acquired 100% of the outstanding stock of Telmetrics, an enterprise call and text tracking and analytics company, for consideration of $10.1 million in cash at closing and up to $3.0 million in cash based upon the achievement of certain financial growth targets over two corresponding 12 month periods following the closing.

In November 2018, we acquired 100% of the outstanding stock of Callcap, a call monitoring and analytics solutions company, for consideration of approximately $35.0 million, consisting of $25.0 million in cash at closing and approximately $10.0 million in value of shares of Marchex’s Class B common stock (“Common Stock”), calculated based on a 10 day trailing average of Marchex’s Common Stock daily closing price on Nasdaq prior to the closing with 25% of such shares of Common Stock to be issued on the first, second, third and fourth annual anniversary of the closing, respectively. The number of shares to be issued is fixed at the transaction date and their issuance is not contingent.

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

We accounted for the Telmetrics, Callcap, and Sonar acquisitions as business combinations. See Note 11 Acquisitions of the Notes to Condensed Consolidated Financial Statements for further discussion.

Evolving Our Business Strategy. Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our current focus of providing mobile advertising analytics products and services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses, including our recent investment in a newly established company which intends to offer regular car service primarily as an employee benefit.. In addition, we may seek divestitures of existing businesses or assets and may pursue other strategic alternatives and opportunities.

Developing New Markets. We intend to analyze opportunities and may seek to expand our technology-based products into new business areas where our services can be replicated on a cost-effective basis, or where the creation or development of a product or service may be appropriate. We have technology integration partnerships and referral agreements with Adobe, Google Search,, and Salesforce, Facebook, and other third-party marketers. We anticipate utilizing various strategies to enter new markets, including: developing strategic relationships; innovating with existing proprietary technologies; acquiring products that address a new category or opportunity; and creating joint venture relationships.

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

Condensed Consolidated Statements of Operations

All significant inter-company transactions and balances within Marchex have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to the current period presentation.

Presentation of Financial Reporting Periods

The comparative periods presented are for the three months ended March 31, 2019 and 2020.

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

In addition, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions and disruption and shutdown of businesses. We have experienced adverse impacts from quarantines, market downturns and changes in customer behavior related to pandemic fears and impacts on our workforce due to COVID-19. In addition, many of our customers, distribution partners, reseller partners and agencies, service providers and suppliers have experienced financial distress, and may file for bankruptcy protection, go out of business, or suffer further disruptions in their business due to the coronavirus outbreak. The extent to which the coronavirus impacts our continuing results will depend on future developments, which are highly uncertain, but has resulted in a material adverse impact on our business, results of operations and financial condition at least for the near term. We believe that our future revenue growth will depend on, among other factors, our ability to attract new advertisers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully improve existing products and services, and develop successful new products and services. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

We determined that it is not more likely than not that our deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2019 (excluding certain insignificant Canadian deferred tax assets) and March 31, 2020. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Uncertain tax positions as of March 31, 2020 amounted to $1.4 million.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2019	2020
Revenue	100%	100%
Expenses:
Service costs	54%	59%
Sales and marketing	16%	20%
Product development	17%	24%
General and administrative	13%	15%
Amortization of intangible assets from acquisitions	6%	7%
Acquisition-related costs (benefit)	0%	(2%)
Total operating expenses	106%	123%
Impairment of goodwill	(—%)	(57%)
Impairment of intangible assets from acquisitions	(—%)	(24%)
Loss from operations	(6%)	(104%)
Interest income and other, net	1%	1%
Loss before provision for income taxes	(5%)	(103%)
Income tax expense (benefit)	0%	(3%)
Net loss applicable to common stockholders	(5%)	(100%)

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2020.

Segments

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for our management. For the periods presented, we operated as a single segment.

Revenue

Revenue decreased 6% from $26.4 million for the three months ended March 31, 2019 to $24.8 million in the same period in 2020. This decrease was due primarily to a decrease in revenue from our call analytics services, and to a lesser extent, due to fewer accounts and local leads platform revenues from reseller partners like Thryv. The decreases in revenue were primarily due to the impact of the coronavirus pandemic on customer usage and associated reserves for services delivered but not recognized. These decreases were offset in a small part due to an increase in pay-for-call service revenues from reseller partners like Thryv and State Farm and contribution from Sonar, which we acquired in December 2019.

We expect our revenues to be lower than in our most recent quarters and that future new revenues from our prospective customers will be lower than anticipated as a result of the business disruption caused by the continuing  coronavirus pandemic at least for the near term. We do believe the disruption will impact our business in the intermediate and long term as well in part because several customers have had their operations permanently impacted or shut down. We expect that in the first half of 2020 and potentially beyond, the disruption to our customers and our prospective customers has and will cause further delays in the sales process, delays in signing new customers, a decrease in business from existing customers, and also delays in launching pilots and tests and new customer programs that were previously planned, resulting in lower future revenues from our customers as well as lower than anticipated future new revenues from our prospective customers. We also expect in 2020 that financial difficulties and business interruptions caused by the coronavirus impact has and will further result in some cases in payment delays, and an impairment of our customers’ ability to make payments, which we expect will further reduce our revenues from recent quarterly results. To a lesser extent, we expect our revenues to be lower in the near term compared to the most recent quarters due to decreases in certain large advertiser budgets, reduced demand for calls from several of our pay-for-call service customers, and due to fewer small business accounts on our local leads platform.

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with Thryv, through which we charge an agreed-upon price for qualified calls or leads from our network. These agreements expire on December 31, 2020 and we expect the remaining active accounts to be migrated or to wind down at that time or even earlier which will result in reduced revenue and profitability contribution. The local leads platform agreement provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four-months prior notice. We expect Thryv may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. Thryv’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect Thryv and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We have separate partner reseller agreements with Thryv for pay-for-call and call analytics services. It is undetermined whether Thryv’s use of these service offerings will continue prospectively at or near current levels or at all. Thryv is our largest reseller partner and was responsible for 27% and 26% of our total revenues for the three months ended March 31, 2019 and 2020, respectively. We also have a separate distribution partner agreement with Thryv. It is possible that changes to our relationship and agreements with Thryv may occur and result in a significant reduction in the paid account fees, agency fees, and per call or lead fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire on December 31, 2020, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 14% and 15% of total revenues for the three months ended March 31, 2019 and 2020, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 15% and 17% of total revenues for the three months ended March 31, 2019 and 2020, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns, which are generally for a set period of time and/or budget level. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to recent quarters.

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

Expenses

Expenses were as follows (in thousands):

	Three months ended March 31,
	2019	% of revenue	2020	% of revenue
Service costs	$14,258	54%	$14,498	59%
Sales and marketing	4,113	16%	4,991	20%
Product development	4,568	17%	6,043	24%
General and administrative	3,320	13%	3,737	15%
Amortization of intangible assets from acquisitions	1,568	6%	1,763	7%
Acquisition-related costs (benefit)	182	0%	(635)	(2%)
	$28,009	106%	$30,397	123%

We record stock-based compensation expense under the fair value method and we account for forfeitures as they occur. Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the condensed consolidated statements of operations. Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three Months Ended March 31,
	2019	2020
Service costs	$59	$22
Sales and marketing	177	316
Product development	76	94
General and administrative	233	625
Total stock-based compensation	$545	$1,057

See Note 4. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 2% from $14.3 million for the three months ended March 31, 2019 to $14.5 million in the same period in 2020. As a percentage of revenues, service costs were 54% and 59% for the three months ended March 31, 2019 and 2020, respectively. The increase in dollars was primarily due to an aggregate increase in distribution partner payments and communication and network costs totaling $300,000, with the latter increase due in part to an expansion in our communication and network infrastructure and due to our acquisition of Sonar in December 2019, partially offset by an aggregate decrease in stock-based compensation costs and outside service provider costs totaling $59,000. The increase as a percentage of revenue was primarily the result of call analytics platform revenues and our local leads platform comprising a lower percentage of revenue when compared to the 2019 period. Our local leads platform and call analytics platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Additionally, and to a lesser extent, the increase as a percentage of revenue was also due to an expansion in our communication and network infrastructure with lower corresponding revenues in 2020.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform makes up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect in the near and intermediate term for service costs as a percentage of revenue to be modestly higher relative to the most recent quarterly periods primarily due to our plan to make a strategic expense investment in 2020 to address various infrastructure initiatives, including consolidating infrastructure and data centers. We also expect service costs in absolute dollars to be higher in the near and intermediate term compared to the most recent quarters due to the lower prospective revenues from the COVID-19 impact which result in the fixed costs of our services comprising a greater percentage of revenue. We also expect service costs to increase over the longer term in connection with any revenue increase and expansion in our communication and network infrastructure.

Sales and Marketing. Sales and marketing expenses increased 21% from $4.1 million for the three months ended March 31, 2019 to $5.0 million in the same period in 2020. As a percentage of revenue, sales and marketing expenses were 16% and 20% for the three months ended March 31, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily attributable to an aggregate net increase in personnel and outside service provider costs and stock-based compensation costs totaling $743,000. The increase in personnel costs was primarily the result of an increase in the number of personnel to enhance our sales and marketing activities as well as our strategic technology business initiative, and to a lesser extent, as a result of the acquisition of Sonar in 2019. The percentage of revenue increase was also attributable to lower revenues in 2020.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near and intermediate term to be relatively stable to modestly higher in absolute dollars relative to the most recent quarterly periods due to our additions of personnel to help advance our selling and marketing efforts. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses increased 32% from $4.6 million for the three months ended March 31, 2019 to $6.0 million in the same period in 2020. As a percentage of revenue, product development expenses were 17% and 24% for the three months ended March 31, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily due to an aggregate increase in personnel and outside service provider costs totaling $1.4 million, which was primarily the result of the acquisition of Sonar in December 2019, an increase in the number of personnel to enhance our service offerings, and due to an increase in personnel costs related to our strategic technology business initiative. The percentage of revenue increase was also attributable to lower revenues in 2020.

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

General and Administrative. General and administrative expenses increased 13% from $3.3 million for the three months ended March 31, 2019 to $3.7 million in the same period in 2020. As a percentage of revenue, general and administrative expenses were  13% and 15% for the three months ended March 31, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily due to an increase in bad debt expenses of approximately $300,000, which was primarily a result of the COVID-19 pandemic, and to a lesser extent, due to an aggregate net increase in personnel and outside service provider costs and stock-based compensation costs totaling approximately $97,000, which was primarily a result of the Sonar acquisition along with lower stock-based compensation forfeitures.

We expect that our general and administrative expenses will be relatively stable to modestly higher in the near term and modestly higher in the longer term to the extent that we expand our operations, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price. In addition, we anticipate that our general and administrative expenses will be adversely impacted by the continuing COVID-19 pandemic at least for the near term.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $1.6 million and $1.8 million for the three months ended March 31, 2019 and 2020, respectively, and was associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions in November 2018 for the 2019 period, and was associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions and the Sonar acquisition in 2019 for the 2020 period. During 2019 and 2020, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and assumed liabilities resulting from our acquisitions have been recorded in our financial statements. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in our stock price and/or market capitalization for a sustained period of time. During the three months ended, we recorded an impairment charge totaling $5.9 million relating to our intangible assets from acquisitions. For additional information, see the discussion in “Impairment of goodwill and impairment of intangible assets from acquisitions” below.

Acquisition-related Costs (Benefit). The change in the acquisition related costs (benefit) from $182,000 to ($635,000) for the three months ended March 31, 2019 and 2020, respectively was primarily due to a $716,000 adjustment in 2020 to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and our acquisition of Sonar in 2019, offset by accretion of interest expense and professional and related fees primarily associated with our acquisitions of Telmetrics and Callcap in November 2018 and of Sonar in December 2019.

Impairment of goodwill and impairment of intangible assets from acquisitions. For the three months ended March 31, 2020, our stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. Accordingly, we tested our goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized an estimated preliminary impairment loss during the first quarter of 2020 of $14.2 million. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The goodwill impairment loss resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.

In addition, we performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level (Telmetrics, Callcap and Sonar). Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, we were required to determine the fair value of each asset group. To estimate the fair value, we utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates that a market participant would use to manage the business. Based on the results of this testing, we recorded a pre-tax non-cash impairment totaling $5.9 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. This charge is reflected in our condensed consolidated statements of operations for the period ending March 31, 2020.

The identified intangible assets acquired in the Telmetrics, Callcap and Sonar acquisitions are $11.8 million in aggregate and are being amortized on a straight-line basis over a range of useful lives of 12 to 60 months. As of March 31, 2020, we have $19.1 million of goodwill on our balance sheet.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such assets’ fair values. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any additional indicators of impairment prior to our annual impairment evaluation in November 2020. As a result, we may record an additional impairment loss in the near or intermediate term, which could have an adverse effect on our financial condition and results of operations.

Income Taxes. Income tax expense (benefit) for the three months ended March 31, 2019 and 2020 was ($119,000) and ($743,000), respectively. Income tax benefit consisted primarily of deferred tax benefit related to one of our foreign jurisdictions, offset in part by U.S. state income tax expense for the three months ended March 31, 2019. Income tax benefit consisted primarily of deferred tax benefit related to one of our foreign jurisdictions, offset in part by U.S. state income tax expense and foreign tax expense for the three months ended March 31, 2020. The effective tax rate differed from the expected tax rate of 21% for 2019 and 2020 due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

Net Loss. Net loss was ($1.3) million and ($24.9) million for the three months ended March 31, 2019 and 2020, respectively. The increase in loss was primarily attributable to a long-lived intangible assets and an estimated preliminary goodwill impairment charge during the three months ended March 31, 2020 with no corresponding amounts in the 2019 period, and to a lesser extent, higher amortization of intangible assets from acquisitions costs in 2020 as a result of the Sonar acquisition in December 2019 and due to higher operating costs in the 2020 period. These increases in costs were partially offset by a $716,000 adjustment in the 2020 period to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and to our acquisition of Sonar December 2019, in addition to an increase in the income tax benefit in the 2020 period when compared to the 2019 period of approximately $624,000.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $40.3 million and we had current and long term contractual obligations of $14.6 million, of which $9.3 million is for rent under our facility leases, up to $1.8 million for contingent cash earnout payments related to the Telmetrics acquisition, and a contingent earnout arrangement related to the Sonar acquisition that requires us to pay up to a maximum 389,000 shares of Class B common stock, valued at approximately $1.4 million as of the acquisition date.

Cash used in operating activities for the three months ended March 31, 2020 of approximately $(1.7) million consisted primarily of a net loss of $(24.9) million, adjusted for non-cash items of $23.2 million, which primarily includes an aggregate estimated preliminary impairment of goodwill and impairment to long-lived intangible assets in the amount of $20.1 million, in addition to depreciation and amortization, accretion of interest expense, allowance for doubtful accounts and advertiser credits, deferred income taxes, and stock-based compensation, an adjustment to the estimated fair value of our contingent consideration liability related to our recent acquisitions of Telmetrics in November 2018 and Sonar in December 2019, and approximately $(113,000) used by working capital and other activities.

Cash provided by operating activities for the three months ended March 31, 2019 of approximately $5.6 million consisted primarily of a net loss of $1.3 million, adjusted for non-cash items of $2.4 million, which primarily includes depreciation and amortization, accretion of interest expense, allowance for doubtful accounts and advertiser credits, deferred income taxes, and stock-based compensation, and approximately $4.5 million provided by working capital and other activities, which includes customer deposits.

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the three months ended March 31, 2019 and 2020. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

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

For the three months ended and as of March 31, 2020, amounts from these partners and agencies totaled 48% of total revenue and $9.3 million in net accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 17% of total revenues and 40% of accounts receivable for the three months ended and as of March 31, 2020, respectively. We expect in the near to intermediate term campaign spend levels related to State Farm to be modestly lower compared to recent quarters, which will result in lower total revenues and contribution. Net accounts receivable balances outstanding as of March 31, 2020 from Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.comLLC) (“Thryv”) totaled $2.0 million.

We have revenue concentrations with certain large advertisers including reseller partners and advertising agencies. Many of these customers are not subject to long term contracts with us or have contracts with near term expiration dates and are generally able to reduce or cease advertising spending at any time and for any reason. Reseller partners purchase various advertising and marketing services, as well as provide us with a large number of advertisers. This could have a material adverse effect on our results of operations and financial condition. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, change marketing strategies or agency affiliations, be acquired by parent companies with alternative media tactics, delay payments or otherwise forfeit balances owed. In addition, many of our customers have experienced financial distress, and may file for bankruptcy protection, go out of business, or suffer further disruptions in their business due to the COVID-19 outbreak which could delay or jeopardize the collection of accounts receivable and have a material adverse effect on our results of operations and liquidity. We expect that, at least for the near term, our revenues will be lower than in recent periods as a result of business disruption to our customers and prospects caused by the continuing COVID-19 situation. We do believe the disruption will impact our business in the intermediate and long term as well in part because several customers have had their operations permanently impacted or shut down. Further, we expect in the first half of 2020 and potentially beyond, that in some cases financial difficulties and business interruptions caused by the COVID-19 outbreak have and will result in further payment delays and an impairment of our customers to make payments. In turn, this will also cause our revenues to be lower than current levels if customers are unable to procure our services at the same volumes as previously, which we expect will be the case for several of our customers.  It will also adversely impact our collectability associated with our accounts receivable balances and result in higher bad debt expense~~s~~. In addition, we expect it will reduce our cash flows from the levels we have experienced in recent periods. This expected adverse impact on our operating cash flows will correspondingly reduce our liquidity.

Cash used in investing activities for the three months ended March 31, 2020 of approximately $(509,000) was primarily attributable to purchases for property and equipment. Cash used in investing activities for the three months ended March 31, 2019 of approximately $143,000 was attributable to purchases for property and equipment.

We expect property and equipment purchases in the near and intermediate term to be modestly higher compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We plan to make a strategic expense investment in 2020 to address various infrastructure initiatives, including consolidating infrastructure and data centers. In consideration of the strategic expense initiative, we expect our expenditures for product development initiatives will be stable to modestly higher in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives.

Cash provided by financing activities for the three months ended March 31, 2020 of approximately $9,000 was primarily attributable to proceeds from the employee stock purchase plan. Cash provided by financing activities for the three months ended March 31, 2019 of approximately $195,000 was primarily attributable to proceeds from employee stock option exercises and the employee stock purchase plan.

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

During the second quarter of 2020, we secured a $4.0 million promissory note with a bank lender pursuant to a government loan program. The loan bears an interest rate of 1% per annum, has a two-year maturity, allows for early repayment and a deferment period of six months. Certain of our subsidiaries have recently secured similar loans in the aggregate principal amount of approximately $1.3 million. Amounts under the loans will be repayable to the lenders in monthly installments following the six-month deferment period.  The loans or portions thereof may be eligible for forgiveness if certain requirements of the government program are met.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the three months ended March 31, 2019 and 2020.

Based on our operating plans we believe that our resources will be sufficient to fund our operations, including any investments in strategic initiatives, for at least twelve months, however the length and severity of the COVID-19 pandemic could influence our operating plans and resources significantly. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. There can be no assurance that, if we needed additional funds, financing arrangements would be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern or to achieve our intended business objectives.

Critical Accounting Policies

The policies below are critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results.

Our condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additionally, As of March 31, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;
•	Stock-based compensation;
•	Allowance for doubtful accounts and advertiser credits;
•	Goodwill and intangible assets;
•	Provision for income taxes; and
•	Leases

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

Although the fair value of stock-based awards is determined in accordance with ASC 718, Compensation – Stock Compensation the assumptions used in calculating fair value of stock-based awards and the use of the Black-Scholes option pricing model is highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 4). Stock-based Compensation Plans in the Notes to Condensed Consolidated Financial Statements for additional information.

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

For the three months ended March 31, 2020, our stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. Accordingly, we tested our goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized an estimated preliminary impairment loss during the first quarter of 2020 of $14.2 million. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The goodwill impairment loss resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.

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

In addition, we performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level (Telmetrics, Callcap and Sonar). Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, we were required to determine the fair value of each asset group. To estimate the fair value, we utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates that a market participant would use to manage the business. Based on the results of this testing, we recorded an estimated preliminary pre-tax non-cash goodwill impairment totaling $14.2 million and a pre-tax non-cash impairment totaling $5.9 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. These charges are reflected in our condensed consolidated statements of operations for the period ending March 31, 2020.

We are experiencing and expect to further experience impacts from quarantines, market downturns and changes in customer behavior related to pandemic fears and impacts on our workforce. In addition, many of our customers, distribution partners, reseller partners and agencies, service providers and suppliers may experience or already has experienced financial distress, may file for bankruptcy protection, go out of business, or suffer further disruptions in their business due to the coronavirus outbreak. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain, but has resulted in a material adverse impact on our business, results of operations and financial condition at least for the near term. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill and long-lived intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such asset’s fair value. We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to our annual impairment evaluation in November 2020. As a result, we may record an additional impairment loss in the near or intermediate term, which could have an adverse effect on our financial condition and results of operations.

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of March 31, 2020 were $1.4 million.

Leases

We adopted FASB ASC Topic 842, “Leases” (ASC 842) on January 1, 2019 and used the effective date of January 1, 2019 as our date of initial application. We determine if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to us the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to us if we obtain the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. We have lease agreements which include lease components. We do not have lease agreements which include non-lease components or variable lease components.

Operating leases are included in right of use assets (“ROU”) and lease liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. We primarily leases office facilities which are classified as operating leases. We do not have finance leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease term for all of our leases includes the non-cancellable period of the lease. Options for lease renewals have been excluded from the lease term (and lease liability) for our leases as the reasonably certain threshold is not met. Lease payments included in the measurement of the lease liability are comprised of fixed payments.

The standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities, and this included not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of its leases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer/our principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer /our principal financial officer has concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2019 Annual Report on Form 10-K, as amended. They have been updated to include information as of May 19, 2020.

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

Risks Relating to Our Company

The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

In late 2019, COVID-19 emerged and by March 11, 2020 was declared a global pandemic by the World Health Organization. Governments and municipalities around the world instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions, and closure of non-essential businesses. By the end of March, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility.

The global health and economic implications of this pandemic has had and is expected to continue to have significant impacts on our business, operations and future financial performance at least for the near term. As a result of the scale of the continuing COVID-19 pandemic and the speed at which the global community has been impacted, our quarterly and annual revenue trends or growth rates and expenses as a percentage of our revenues may differ significantly from our historical trends and rates, and our future operating results may fall below expectations.

The impact of the continuing COVID-19 pandemic on our business, operations and future financial performance could include, but are not limited to:

•

Significant decline in revenues due to customers adversely impacted by the COVID-19 pandemic, including many of our larger customers (such as automotive manufacturing, automotive services, dental and health provider networks, home services, real estate, small business resellers, agencies and hospitality companies, which have seen their operations largely limited or shut-down).

•	Significant decline in revenues as customer spending slows due to an economic downturn.
•

Significant decrease in our operating cash flows as a result of decreased customer spending and deterioration in the credit quality of our customers, which could adversely affect our accounts receivables.

•	Sales prospects delaying decision making and reducing propensity to purchase.
•	Extensive recent burn rate and anticipated continued significant burn rate.
•	Challenges in servicing customers and extending and entering into new agreements.
•	Anticipated reduction in customer budgets and slower sales cycles.
•	Customer requests for price concessions and extended payment terms.
•	Customer cancellations and inability to pay.
•	Customer reconsideration and delay in launching previously slated test programs with us.
•	Our working capital needs and declining cash position.
•	Recent and potentially future losses and asset impairments.
•	Suspension of hiring initiatives.

•	Absence of debt or equity financing alternatives.
•

The rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges. In addition, the changed environment under which we are operating could have an impact on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner.

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $285.1 million as of March 31, 2020. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the for the three months ended March 31, 2020. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for February 2020, Verizon Media and Microsoft accounted for 11.4% and 25.4%, respectively, of the core search market in the United States and Google accounted for 62.4%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Verizon Media are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

We rely on certain advertiser reseller partners and agencies, including Thryv, Resolution Media, OMD Digital, CDK Global, hibu, Inc., and Web.com for the purchase of various advertising and marketing services, as well as to provide us with a large number of advertisers. A loss of certain advertiser reseller partners and agencies or a decrease in revenue from these reseller partners and agencies could adversely affect our business. Such advertisers are subject to varying terms and conditions, which may result in claims or credit risks to us.

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

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement will expire on December 31, 2020 and we expect the remaining active accounts to be migrated or to wind down at that time which will result in reduced revenue and profitability contribution. The local leads platform agreement provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months notice. We expect Thryv may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. Thryv’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect Thryv and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for pay-for-call and call analytics services. Thryv is our largest reseller partner and was responsible for 26% of our total revenues for the three months ended March 31, 2020. It is possible that changes to our relationship and agreements with Thryv may occur and result in a significant reduction in the paid account fees, agency fees, call analytics revenues, and per call or lead fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire on December 31, 2020, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 15% of total revenues and less than 10% of total revenues, respectively, for the three months ended March 31, 2020.

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

We received approximately 50% and 53% of our revenue from our five largest customers for  the year ended December 31, 2019 and the three months ended March 31, 2020, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 50% and 53% of our total revenues for the year ended December 31, 2019 and the three months ended March 31, 2020, respectively. Thryv was our largest customer and was responsible for 26% of our total revenues for the three months ended March 31, 2020.

We have agreements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 17% of total revenues for the three months ended March 31, 2020. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to recent quarters, which will result in lower total revenues and contribution.

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

We have a diverse customer base and, at any given time, one or more customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business. We believe this risk is magnified at least for the near term by the disruption caused by the recent coronavirus outbreak. In addition, this disruption has disproportionately impacted certain business sectors, including sectors where we have significant customers such as automotive, financial services, home services and travel and hospitality. If a customer with whom we do a substantial amount of business experiences financial difficulty or suffers disruptions in their business, it could delay or jeopardize the collection of accounts receivable, result in significant reductions in services provided by us and may have a material adverse effect on our results of operations and liquidity.

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

Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our current focus of providing call analytics and advertising products and services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek divestitures of existing businesses or assets and may pursue other strategic alternatives and opportunities. There can be no assurance that we will be successful with our efforts to evolve our business strategy and we could suffer significant losses as a result, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced turnover in certain senior executives in recent years..  Additional turnover at the senior management level may create instability within the Company and our employees may decide to terminate their employment, which could further impede the maintenance of our day to day operations. Such instability could impede our ability to implement fully our business plan and growth strategy, which would harm our business and prospects.

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

Furthermore, our business is subject to the impact of natural catastrophic events such as earthquakes, floods or power outages, political crises such as terrorism or war, and public health crises, such as disease outbreaks, epidemics, or pandemics (including COVID-19) on the U.S. and global economies, our markets and business locations. Currently, the rapid spread of coronavirus (COVID-19) globally has resulted in increased travel restrictions and disruption and shutdown of businesses. We have experienced adverse impacts from quarantines, market downturns and changes in customer behavior related to pandemic fears and impacts on our workforce due to COVID-19. In addition, many of our customers, distribution partners, reseller partners and agencies, service providers and suppliers have experienced financial distress, and may file for bankruptcy protection, go out of business, or suffer further disruptions in their business due to the coronavirus outbreak. The extent to which the coronavirus impacts our continuing results will depend on future developments, which are highly uncertain, but has resulted in a material adverse impact on our business, results of operations and financial condition at least for the near term.

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
•

changes in our industry and the overall economic environment, including but not limited to uncertainty attributable to public health crises, such as disease outbreaks, epidemics or pandemics (including COVID-19);

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

As of March 31, 2020, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as our founder has a controlling interest, he will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, our founder will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of our founder to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if our founder did not have a controlling interest in us. This control may deter or prevent a third-party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended March 31, 2020, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

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

MARCHEX, INC.

Date: May 19, 2020	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Co-CEO and Chief Financial Officer (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)