Form 10-Q/A
period 2020-03-31
MARCHEX INC
filed 2020-05-22
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Marchex, Inc. (the “Company”) for the quarter ended March 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2020 (the “Form 10-Q”) is to add this Explanatory Note which was inadvertently omitted from the Form 10-Q. As previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on May 11, 2020 and in the Company’s Current Report on Form 8-K/A as filed with the SEC on May 15, 2020, the Company has relied on the relief provided by Securities and Exchange Commission Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, Release No. 34-88465, dated March 25, 2020 (the “Order”), for a brief delay in filing the Form 10-Q.  Specifically, the Company disclosed that it would be unable to file the Form 10-Q by its original due date as a result of disruptions and delays caused by COVID-19 and the need to perform additional analyses and procedures relating to COVID-19’s potential impact on the Company’s financial statements, including an impairment evaluation of goodwill and intangible asset balances, and that the Company expected to file the Form 10-Q no later than June 25, 2020 (45 days from the Form 10-Q’s original due date of May 11, 2020). The Company filed the Form 10-Q on May 19, 2020, which was within the stated timeframe.

This Amendment does not modify or update in any way the disclosures contained in the Form 10-Q other than to add this Explanatory Note.

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

MARCHEX, INC.

Date: May 22, 2020	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Co-CEO and Chief Financial Officer (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)