Form 10-Q
period 2020-06-30
MARCHEX INC
filed 2020-08-10
CIK 1224133

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 39,896,634 shares Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	June 30,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$42,526	$46,777
Accounts receivable, net	17,809	16,148
Prepaid expenses and other current assets	2,084	2,444
Total current assets	62,419	65,369
Property and equipment, net	3,028	3,206
Right-of-use lease asset	5,801	6,221
Other assets, net	335	1,076
Goodwill	33,433	19,132
Intangible assets from acquisitions, net	19,485	10,614
Total assets	$124,501	$105,618
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,082	$8,321
Accrued expenses and other current liabilities	6,679	9,699
Current portion of acquisition-related liabilities	1,111	277
Deferred revenue and deposits	1,173	1,911
Lease liability current	1,500	1,675
Loan obligations, current	—	5,292
Total current liabilities	17,545	27,175
Deferred tax liabilities	981	162
Lease liability non-current	5,664	5,834
Non-current portion of acquisition-related liabilities	473	—
Total liabilities	24,663	33,171
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2019 and June 30, 2020	49	49
Class B: 125,000 shares authorized; 39,610 shares issued and outstanding at December 31, 2019, including 1,030 shares of restricted stock; and 38,892 shares issued and outstanding at June 30, 2020, including 1,077 shares of restricted stock	396	399
Additional paid-in capital	359,633	361,622
Accumulated deficit	(260,240)	(289,623)
Total stockholders’ equity	99,838	72,447
Total liabilities and stockholders’ equity	$124,501	$105,618

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2020	2019	2020
Revenue	$52,747	$50,632	$26,341	$25,847
Expenses:
Service costs(1)	28,181	29,702	13,923	15,204
Sales and marketing(1)	8,201	10,429	4,088	5,438
Product development(1)	9,573	11,929	5,005	5,886
General and administrative(1)	6,809	6,775	3,489	3,038
Amortization of intangible assets from acquisitions(2)	3,136	2,969	1,568	1,206
Acquisition and disposition-related costs (benefit)	(278)	(996)	(460)	(361)
Total operating expenses	55,622	60,808	27,613	30,411
Impairment of goodwill	—	(14,213)	—	—
Impairment of intangible assets from acquisitions	—	(5,903)	—	—
Loss from operations	(2,875)	(30,292)	(1,272)	(4,564)
Interest income and other, net	403	142	218	32
Loss before provision for income taxes	(2,472)	(30,150)	(1,054)	(4,532)
Income tax expense (benefit)	(59)	(767)	60	(24)
Net loss applicable to common stockholders	$(2,413)	$(29,383)	$(1,114)	$(4,508)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.05)	$(0.62)	$(0.02)	$(0.09)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,927	4,661	4,800	4,661
Class B	40,193	42,382	40,554	42,385
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,927	4,661	4,800	4,661
Class B	45,120	47,043	45,354	47,046
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions
Service costs	$1,148	$1,384	$574	$628
Sales and marketing	1,237	1,179	618	437
General and administrative	751	406	376	141
Total	$3,136	$2,969	$1,568	$1,206

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	5,056	$53	36,965	$370	—	—	$350,801	$(256,198)	$95,026
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	129	1	(90)	(1)	194	—	194
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	545	—	545
Net loss	—	—	—	—	—	—	—	(1,299)	(1,299)
Balances at March 31, 2019	5,056	$53	37,094	$371	(90)	(1)	$351,540	$(257,497)	94,466
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	928	9	—	—	1,542	—	1,551
Conversion of Class A common stock to Class B common stock	(395)	(4)	395	4	—	—	—	—	—
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	782	—	782
Retirement of treasury stock	—	—	(90)	(1)	90	1		—	—
Net loss	—	—	—	—	—	—	—	(1,114)	(1,114)
Balances at June 30, 2019	4,661	$49	38,327	$383	—	—	$353,864	$(258,611)	95,685

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	4,661	$49	39,610	$396	—	—	$359,633	$(260,240)	99,838
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	158	2	—	—	6	—	8
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	1,057	—	1,057
Net loss	—	—	—	—	—	—	—	(24,875)	(24,875)
Balances at March 31, 2020	4,661	$49	39,768	$398	—	$—	$360,696	$(285,115)	$76,028
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	124	1	—	—	19	—	20
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	907	—	907
Net loss	—	—	—	—	—	—	—	(4,508)	(4,508)
Balances at June 30, 2020	4,661	$49	39,892	$399	—	$—	$361,622	$(289,623)	$72,447

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2019	2020
Operating Activities:
Net loss	$(2,413)	$(29,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	4,079	3,970
Impairment of goodwill	—	14,213
Impairment of intangible assets from acquisitions	—	5,903
Allowance for doubtful accounts and advertiser credits	56	2,529
Acquisition-related benefit	(385)	(1,319)
Stock-based compensation	1,327	1,964
Deferred income taxes	(98)	(820)
Change in certain assets and liabilities:
Accounts receivable, net	(399)	(867)
Prepaid expenses, other current assets and other assets	136	(1,265)
Accounts payable	293	1,249
Accrued expenses and other current liabilities	665	2,967
Deferred revenue and deposits	1,759	738
Other non-current liabilities	(60)	—
Net cash provided by (used in) operating activities	4,960	(121)
Investing Activities:
Purchases of property and equipment	(963)	(1,028)
Cash received in connection with acquisitions	95	88
Purchases of intangible assets and other assets	(2)	(1)
Net cash used in investing activities	(870)	(941)
Financing Activities:
Proceeds from loan facilities	—	5,284
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	1,696	29
Net cash provided by financing activities	1,696	5,313
Net increase in cash and cash equivalents	5,786	4,251
Cash and cash equivalents at beginning of period	45,230	42,526
Cash and cash equivalents at end of period	$51,016	$46,777
Supplemental disclosure of cash flow information:
Cash paid for operating leases	$649	$873
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,121

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

The accompanying unaudited Condensed Consolidated Financial Statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and filed with the SEC.

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

For most of the quarter ended March 31, 2020, the Company’s results reflect historical trends and seasonality. However, in March 2020 and through the quarter ended June 30, 2020, the Company experienced a decline in revenues due to the impact of COVID-19 and the related reductions in global economic activity and reduced spending by its customers in response to the macroeconomic impact. During the quarter ended March 31, 2020, the Company also assessed the realized and potential credit deterioration of its customers due to changes in the macroeconomic environment, which has been reflected in an increase in its allowance for credit losses for accounts receivable as of the quarter ended June 30, 2020. Additionally, the Company determined that indicators of impairment had occurred during the first quarter of 2020, which resulted in the Company performing an interim impairment analysis during the first quarter of 2020. As a result of this interim impairment test, the Company recognized an impairment of its intangible long-lived assets and goodwill during the first quarter of 2020. See the Notes to the Condensed Consolidated Financial Statements for additional information.

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

(d) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2019 and June 30, 2020: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance as of December 31, 2019 and June 30, 2020 (in thousands):

	At December 31,	At June 30,
	2019	2020
Level 1 Assets:
Cash	$15,258	$29,844
Money market funds	27,268	16,933
Total cash and cash equivalents	$42,526	$46,777

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

As of June 30, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

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

(3) Revenue Recognition

The Company generates the majority of its revenues from advertisers for its performance based advertising services, which include the use of its call and text analytics and communications technologies, and pay-for-call advertising products and services. The Company’s revenue also consists of payments from its reseller partners for use of its local leads platform and marketing services, which they offer to their small business customers. Customers typically receive the benefit of the Company’s services as they are performed and substantially all the Company’s revenue is recognized over time as the services are performed. For its text analytics and communications services, the Company primarily recognizes revenue ratably over the period of the applicable agreement as services are provided.

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

The Company’s call analytics technology platform provides data and insights that can measure the performance of mobile, online and offline advertising for advertisers and small business resellers. The Company generates revenue from the Company’s call analytics technology platform when advertisers pay the Company a fee for each call/text or call/text related data element they receive from calls or texts including call-based ads the Company distributes through its sources of call distribution or for each phone number tracked based on a pre-negotiated rate. Revenue is recognized as services are provided over time, which is generally measured by the delivery of each call/text or call/text related data element or each phone number tracked. The Company’s text analytics and communications services provides a text and messaging platform for use by customers to help enable improving their consumer’s experience and engagement. The Company primarily recognizes revenue ratably over the period of the applicable agreement as services are provided.

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

For the three and six months ended June 30, 2019, revenues disaggregated by service type were $25.3 million and $50.4 million for performance based advertising services, respectively, and $1.1 million and $2.3 million for local leads services, respectively. For the three and six months ended June 30, 2020, revenues disaggregated by service type were $25.2 million and $49.1 million for performance based advertising services, respectively, and $676,000 and $1.5 million for local leads services, respectively.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expenses and other current liabilities in the balance sheet as of June 30, 2020, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. The balance associated with the allowance for advertiser credits in the Company’s consolidated balance sheet was $346,000 and $370,000 as of December 31, 2018 and 2019, respectively, and was $317,000 as of June 30, 2020. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s consolidated balance sheet as of December 31, 2018 and 2019, was $1.8 million and $1.2 million, respectively, and was $1.9 million as of June 30, 2020. During the three and six months ended June 30, 2020, revenue recognized that was included in the contract liabilities balance at the beginning of the period was $221,000 and $809,000, respectively. During the three and six months ended June 30, 2019, revenue recognized that was included in the contract liabilities balance at the beginning of the period was $408,000 and $892,000.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2019 and June 30, 2020, the Company had $287,000  and $270,000 of net deferred contract costs, respectively, and the amortization associated with these costs was $78,000 and $158,000 for the three and six months ended June 30, 2020, respectively.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2020	2019	2020
Service costs	$95	$32	$36	$10
Sales and marketing	349	607	172	291
Product development	143	191	67	97
General and administrative	740	1,134	507	509
Total stock-based compensation	$1,327	$1,964	$782	$907

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three and six months ended June 30, 2019 and June 30, 2020 the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2019	2020	2019	2020
Expected life (in years)	4.0 - 6.25	4.0 - 6.25	4.0 - 6.25	4.0
Risk-free interest rate	1.82%-2.22%	.17%-1.22%	1.82%	.17%
Expected volatility	39%-49%	46%-53%	39%-49%	53%

Stock option activity during the six months ended June 30, 2020 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2019	4,782	$4.80	5.82
Options granted	268	2.85
Options forfeited	(60)	3.14
Options expired	(314)	4.82
Balance at June 30, 2020	4,676	$4.70	5.83

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the six months ended June 30, 2020 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2019	1,786	$3.70
Granted	175	2.92
Vested	(216)	3.96
Forfeited	(12)	2.65
Unvested balance at June 30, 2020	1,733	$3.60

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2019		2020
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(264)	$(2,149)	$(2,911)	$(26,472)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,927	40,193	4,661	42,382
Basic net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.62)	$(0.62)

	Three months ended June 30,
	2019		2020
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(118)	$(996)	$(447)	$(4,061)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,800	40,554	4,661	42,385
Basic net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.09)	$(0.09)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Six months ended June 30,
	2019		2020
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(264)	$(2,149)	$(2,911)	$(26,472)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(264)	—	(2,911)
Diluted net loss applicable to common stockholders	$(264)	$(2,413)	$(2,911)	$(29,383)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,927	40,193	4,661	42,382
Conversion of Class A to Class B common shares outstanding	—	4,927	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,927	45,120	4,661	47,043
Diluted net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.62)	$(0.62)

	Three months ended June 30,
	2019		2020
	Class A	Class B	Class A	Class B
Diluted net loss per share
Numerator:
Net loss applicable to common stockholders	$(118)	$(996)	$(447)	$(4,061)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(118)	—	(447)
Diluted net loss applicable to common stockholders	$(118)	$(1,114)	$(447)	$(4,508)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,800	40,554	4,661	42,385
Conversion of Class A to Class B common shares outstanding	—	4,800	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,800	45,354	4,661	47,046
Diluted loss per share:
Diluted net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.09)	$(0.09)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three and six months ended June 30, 2019 and 2020, outstanding options to acquire 4,863 and 4,676 shares, respectively of Class B common stock.
•	For the three and six months ended June 30, 2019 and 2020, 764 and 1,077 shares of unvested Class B restricted common shares, respectively.

•	For the three and six months ended June 30, 2019 and 2020, 543 and 656 restricted stock units, respectively.

(6) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The advertisers representing more than 10% of revenue are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2019	2020	2019	2020
Advertiser A	26%	26%	26%	26%
Advertiser B	14%	16%	13%	16%

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):
	At December 31, 2019	At June 30, 2020
Advertiser A	10%	20%
Advertiser B	41%	26%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented 10% and 12% of revenue for the three and six months ended June 30, 2019, respectively, and 16% of revenue for both the three and six months ended June 30, 2020. This same advertising agency represented 37% and 26% of accounts receivable as of December 31, 2019 and June 30, 2020, respectively.

A significant amount of the Company’s revenue earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of revenue for the three and six months ended June 30, 2019 and 2020.

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

Revenues by geographic region are as follows (in percentages):

	Six months ended June 30,		Three months ended June 30,
	2019	2020	2019	2020
United States	99%	99%	99%	99%
Canada	1%	1%	1%	1%
Other countries	*	*	*	*
	100%	100%	100%	100%

*	Less than 1% of revenue.

(8) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2019	At June 30, 2020
Computer and other related equipment	$19,386	$20,235
Purchased and internally developed software	6,693	6,700
Furniture and fixtures	1,033	1,033
Leasehold improvements	1,737	1,737
	$28,849	$29,705
Less: Accumulated depreciation and amortization	(25,821)	(26,499)
Property and equipment, net	$3,028	$3,206

Depreciation and amortization expense related to property and equipment was approximately $377,000 and $408,000 for the three months ended June 30, 2019 and 2020, respectively.  Depreciation and amortization expense related to property and equipment was approximately $734,000 and $844,000 for the six months ended June 30, 2019 and 2020, respectively.

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

The Company commenced a new lease for an office space in Wichita, Kansas in June 2020 which continues for a period of sixty-six (66) months with an option to extend the term for two (2) additional periods of three (3) years each. The Company has the option to terminate the lease pursuant to certain terms as specified in the lease without any termination fees if notice is provided.

Lease cost recognized in the Company’s consolidated statements of operations and other information is summarized as follows (in thousands):

	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating lease cost	$382	$802
Short-term operating lease cost (1)	16	46
Total operating lease cost (2)	$398	$848
Other information:
Weighted-average remaining lease term - operating leases		4.7 years
Weighted-average discount rate - operating leases (3)		4.9%

(1)

The Company elected the practical expedient permitted in ASC Topic 842. As such, its short-term prior operating lease in Wichita, Kansas was not recognized as a liability on the Company’s balance sheet as of June 30, 2020. The Company has recognized short-term operating lease costs on a straight-line basis. As of June 30, 2020, the Company no longer has any short-term operating leases.

(2)

The discount rate used to compute the present value of total lease liabilities as of June 30, 2020 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease or implementation date of ASC 842 on January 1, 2019.

As of June 30, 2020, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments	$8,980
Less: imputed interest	(1,471)
Present value of total operating lease liabilities	7,509
Less: current portion of operating lease liabilities	(1,675)
Total long-term operating lease liabilities	$5,834

(10) Commitments, Contingencies, and Taxes

(a) Commitments

The Company has commitments for future payments primarily related to office facilities leases and other contractual obligations. The Company leases its office facilities under operating lease agreements in accordance with ASC 842 and recognizes rent expense on a straight-line basis over the lease term with any lease incentive amortized as a reduction of rent expense over the lease term. Other contractual obligations primarily relate to minimum contractual payments due to outside service providers. Future minimum payments are approximately as follows (in thousands):

	Facilities and other operating leases (1)	Other contractual obligations	Total
2020	913	1,008	1,921
2021	1,908	1,025	2,933
2022	1,872	190	2,062
2023	1,884	30	1,914
2024 and after	2,403		2,403
Total minimum payments	$8,980	$2,253	$11,233
(1) For additional information regarding the Company's operating leases, see Note 9. Leases of the notes to the condensed financial statements.

In connection with the Telmetrics acquisition in 2018 and Sonar acquisition in 2019, the Company has an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash and up to a maximum 389,000 shares of Class B common stock, valued at approximately $1.4 million as of the acquisition date, based upon the achievement of targeted financial goals over periods following the acquisition date that extended up to two (2) years. The estimated fair value of the contingent consideration arrangements is approximately $277,000 and is recorded on the balance sheet in acquisition-related liabilities as of June 30, 2020.

The Company committed $2.5 million in funding for a strategic technology business initiative in 2020.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2019 (excluding certain insignificant Canadian deferred tax assets) and June 30, 2020. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

A summary of the consideration for the acquisition is as follows (in thousands):

Cash(1)	$10,161
Future consideration	1,600
Total	$11,761

(1) Included working capital adjustments finalized subsequent to the acquisition in November 2018, resulting in total consideration of approximately $11.8 million and an adjustment to goodwill in the amount of $61,000 during the year ended December 31, 2019.

The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash to the former shareholders of Telmetrics based upon the achievement of targeted financial goals over the two (2) twelve (12) month periods following the acquisition date. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between $0 and $3.0 million. Of the $3.0 million possible earnout, $450,000 may be paid to certain employees to the extent they remain employed by the Company on the first and second anniversaries following the acquisition date. Such amounts have been excluded from the purchase consideration and are treated as compensation expense. The fair value of the contingent consideration arrangement was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. Changes in these assumptions could have an impact on the payout of contingent consideration with a maximum payout being $1.8 million as of June 30, 2020. The earnout liability is recorded on the balance sheet in acquisition-related liabilities.

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

•	Up to 389,000 shares of Class B common stock, valued at approximately $1.4 million as of the acquisition date, based upon the achievement of certain financial target goals.

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

(1) Included working capital adjustments finalized subsequent to the acquisition in December 2019, resulting in total consideration of approximately $13.2 million and an adjustment to goodwill in the amount of approximately $88,000 during the six months ended June 30, 2020.

The fair value of the 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date, was calculated based on the closing price of Marchex’s Common Stock on Nasdaq on the acquisition date and is recorded on the Company’s balance sheet within additional paid-in capital. The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of 389,000 shares of Class B common stock, valued at approximately $1.4 million as of the acquisition date, to the former shareholders of Sonar based upon the achievement of targeted financial goals by Sonar in 2020. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between 0 and 389,000 shares of Class B common stock. To the extent earned and payable, one half of such shares will be issued upon the first anniversary of the closing and one half will be issued upon the second anniversary of the closing, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. The fair value of the consideration arrangements from both the Telmetrics and Sonar acquisitions as of June 30, 2020 totaling approximately $277,000 was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. The earnout liabilities are recorded on the balance sheet within acquisition-related liabilities.

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

(1) Included working capital adjustments finalized subsequent to the acquisition in December 2019, resulting in total consideration of approximately $13.2 million and an adjustment to goodwill in the amount of approximately $88,000 during the six months ended June 30, 2020.

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

(d) Fair value measurements - Acquisition-related liabilities:

The following summarizes the changes in the estimated fair value of acquisition-related liabilities (in thousands):

Acquisition-related liabilities (Level 3):
Balance at December 31, 2018:	$—
Contingent consideration - Telmetrics acquisition	1,509
Contingent consideration - Sonar acquisition	1,016
Change in fair value (1)	(941)
Balance at December 31, 2019 (2):	$1,584
Change in fair value (1)	(716)
Balance at March 31, 2020 (2):	$868
Change in fair value (1)	(591)
Balance at June 30, 2020 (2):	$277
(1)

The Company recognized a net change in fair value of the contingent consideration of approximately $941,000, $591,000 and $1.3 million for the year ended December 31, 2019 and the three and six months ended June 30, 2020, respectively. The change is recorded on the income statement in acquisition-related costs (benefit). The net change in fair value was primarily due to a change in the assumptions used in the original estimate of the liability.

(2)	There were no transfers between levels during the periods presented.

(e) Unaudited pro forma financial information (acquisitions):

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Sonar and is based on the historical results of operations of the Company and Sonar. The pro forma information reflects the results of operations of the Company as if the acquisition of Sonar had taken place on January 1, 2018. The unaudited pro forma financial information for the three months and six months ended June 30, 2019 combine the historical results of operations for the Company for the three and six months ended June 30, 2019 and Sonar’s historical results of operations during the pre-acquisition period for the three and six months ended June 30, 2019. The pro forma information includes adjustments for amortization of intangible assets, accretion of interest expense related to the future consideration, and elimination of interest expense and income. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

	(Unaudited)
	(in thousands)
	Six months ended	Three months ended
	June 30	June 30
	2019	2019
Revenue	$53,871	$26,997
Net loss applicable to common stockholders	(4,226)	(2,584)

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

Based on the results of this testing, the Company recorded pre-tax non-cash impairment totaling $5.9 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. These charges are reflected in the Company’s Condensed Consolidated Statement of Operations for the period ending March 31, 2020.

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

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$13,018	$(2,784)	$10,234
Technologies	9,369	(2,252)	7,117
Non-compete agreements	3,409	(1,628)	1,781
Tradenames	734	(381)	353
Total identifiable intangible assets from acquisitions	$26,530	$(7,045)	$19,485

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(3,886)	$(4,202)	$4,930
Technologies	9,369	(3,521)	(1,062)	4,786
Non-compete agreements	3,409	(2,110)	(458)	841
Tradenames	734	(496)	(181)	57
Total identifiable intangible assets from acquisitions	$26,530	$(10,013)	$(5,903)	$10,614

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3 years, 2 years, 1-2 years, respectively. Aggregate amortization expense incurred by the Company for the six months ended June 30, 2019 and 2020 was approximately $3.1 million and $3.0 million, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense as of June 30, 2020 for the next five years is as follows: $2.4 million in 2020, $3.9 million in 2021, $1.9 million in 2022, $1.8 million in 2023, and $600,000 in 2024.

(13) Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows (in thousands):

Balance as of December 31, 2019	$33,433
Adjustment to goodwill (1)	(88)
Impairment of goodwill (2)	(14,213)
Balance as of June 30, 2020	$19,132

(1)Included working capital adjustments finalized subsequent to the Sonar acquisition in December 2019, resulting in total consideration of approximately $13.2 million and an adjustment to goodwill in the amount of $88,000 during the six months ended June 30, 2020.

(2)The impairment as of June 30, 2020 is recorded on the income statement within impairment of goodwill.

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

(14) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2019 and 2020 the Company did not repurchase any Class B common stock.

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

(15) CARES Act Loans and Foreign Wage Subsidy

During the second quarter of 2020, the Company secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (collectively, the “Loans”). The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration. The current terms of the Loans are two years with maturity dates in the second quarter of 2022 and they contain a fixed annual interest rate of 1%. Payments of principal and interest on the Loans will be deferred for the first six months (“payment deferral period”) of the term of the Loans until the fourth quarter of 2020. Principal and interest are payable monthly commencing one month after the payment deferral period and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

There are scenarios where, under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the Loans issued. Such forgiveness will be determined, subject to limitations and conditions, based on the use of Loan proceeds for certain permissible purposes as set forth in the CARES Act, including, but not limited to, payroll, mortgage and rent costs. As of June 30, 2020, the loans are classified as a current liability on the condensed consolidated balance sheets.

In addition, under a foreign wage subsidy program in response to the COVID-19 pandemic, a subsidiary received approximately $252,000 in funding, that was treated as a reduction of payroll expenses in the second quarter of 2020.

(16) Subsequent Event

In the third quarter, Marchex entered into a definitive agreement to divest to a related party group its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. Consideration receivable at closing consists of cash and non-cash components, including a minority equity interest in the company acquiring the divested assets and operations. The transaction also includes contingent consideration, whereby Marchex would receive additional payments based on achievement of future outcomes.

The transaction is subject to shareholder approval and certain other closing conditions, and accordingly there can be no assurance that the transaction will close.

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

•

Local Leads. Our local leads platform is a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads are then fulfilled by us across our distribution network, including mobile sources, and search engines. Reseller partners and publishers generally pay us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement, which expires December 31, 2020, provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months notice. We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for additional pay-for-call and separate call analytics services. Thryv is our largest reseller partner and was responsible for 26% of our total revenues for the three and six months ended June 30, 2019 and 2020.

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

For most of the quarter ended March 31, 2020, our results reflect historical trends and seasonality. However, in March 2020 and through the quarter ended June 30, 2020, we experienced a decline in revenues due to the impact of COVID-19 and the related reductions in global economic activity and reduced spending by our customers in response to the macroeconomic impact. We also assessed the realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, which has been reflected in an increase in our allowance for credit losses for accounts receivable as of the quarter ended June 30, 2020. Additionally, we determined that indicators of impairment had occurred during the first quarter of 2020, which resulted in us performing an interim impairment analysis during the first quarter of 2020. As a result of this interim impairment test, we recognized an impairment of our intangible long-lived assets and goodwill during the first quarter of 2020. See the Notes to Condensed Consolidated Financial Statements for additional information.

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

In December 2019, we acquired 100% of the outstanding stock of Sonar Technologies, Inc. (“Sonar”) for consideration of approximately $8.5 million in cash at closing and approximately 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. We also agreed to issue up to approximately 389,000 shares of Class B common stock, valued at approximately $1.4 million as of the acquisition date, based upon the achievement of certain financial target goals by Sonar in 2020. To the extent earned and payable, one half of such shares will be issued upon the first anniversary of the closing and one half will be issued upon the second anniversary of the closing, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date.

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

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and six months ended June 30, 2019 and 2020.

Revenue

We generate the majority of our revenues from advertisers for our performance based advertising services, which include the use of our call and text analytics and communications technologies, and pay-for-call advertising products and services. Our revenue also consists of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost per action services. Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time as the services are performed. For its text analytics and communications services, the Company primarily recognizes revenue ratably over the period of the applicable agreement as services are provided.

Performance-Based Advertising and Other Services

Our performance-based advertising services, which includes our call and text analytics and communications technologies and call marketplace services, amounted to greater than 80% of revenues in all periods presented. In addition, we generate revenue through our local leads platform, which enables partner resellers to sell call advertising and/or search marketing products, and campaign management services. These secondary sources accounted for less than 20% of our revenues in all periods presented. We have no barter transactions.

Our call analytics technology platform provides data and insights that can measure the performance of mobile, online and offline advertising for advertisers and small business resellers. We generate revenue from our call analytics technology platform when advertisers pay us a fee for each call/text or call/text related data element they receive from calls or texts including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate. Our text analytics and communications services provides a text and messaging platform for use by customers to help enable improving their consumer’s experience and engagement. We primarily recognize revenue ratably over the period of the applicable agreement as services are provided.

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

We utilize phone numbers as part of our call and text analytics and communications technologies and pay-for-call services to advertisers, which enables advertisers and other users of our services to help measure the effectiveness of mobile, online, and offline advertising campaigns. If we are not able to secure or retain sufficient phone numbers needed for our services or we are limited in the number of available telecommunication carriers or vendors to provide such phone numbers to us in the event of any industry consolidation or if telecommunication carriers or vendors were to experience system disruptions, our revenue and results of operations may be materially and adversely affected.

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

We determined that it is not more likely than not that our deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2019 (excluding certain insignificant Canadian deferred tax assets) and June 30, 2020. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Uncertain tax positions as of June 30, 2020 amounted to $1.4 million.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

On July 6, 2020 the Seattle, WA City Council passed a bill that applies to companies with total annual Seattle-based payroll expenses of $7 million or more. Beginning in 2021, a quarterly payroll tax is proposed to be imposed on businesses with rates ranging from 0.7% to 2.4%, which is calculated based on total annual compensation per employee earning more than $150,000.We expect that this employee payroll tax expense will result in an increase in our operating expenses since a number of our employees are based in Seattle.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2020	2019	2020
Revenue	100%	100%	100%	100%
Expenses:
Service costs	54%	58%	53%	58%
Sales and marketing	16%	21%	16%	21%
Product development	18%	24%	19%	23%
General and administrative	13%	13%	13%	12%
Amortization of intangible assets from acquisitions	6%	6%	6%	5%
Acquisition and disposition-related costs (benefit)	(1%)	(2%)	(2%)	(2%)
Total operating expenses	106%	120%	105%	118%
Impairment of goodwill	(—%)	(28%)	(—%)	(—%)
Impairment of intangible assets from acquisitions	(—%)	(12%)	(—%)	(—%)
Loss from operations	(6%)	(60%)	(5%)	(18%)
Interest income and other, net	1%	0%	1%	1%
Loss before provision for income taxes	(5%)	(61%)	(4%)	(17%)
Income tax expense (benefit)	0%	(2%)	0%	0%
Net loss applicable to common stockholders	(5%)	(58%)	(4%)	(17%)

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2020 and the six months ended June 30, 2019 to the six months ended June 30, 2020.

Segments

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for our management. For the periods presented, we operated as a single segment.

Revenue

Revenue decreased 2% from $26.3 million for the three months ended June 30, 2019 to $25.8 million in the same period in 2020. This decrease was due primarily to a decrease in revenue from our call analytics services, and to a lesser extent, due to fewer accounts and local leads platform revenues from reseller partners like Thryv. The decreases in call analytics services were primarily due to the impact of the coronavirus pandemic on customer usage, rate discounts provided as a result of customer distress, and associated reserves for services delivered but not recognized. These decreases were offset in part due to an increase in pay-for-call service revenues including from reseller partners like Thryv and State Farm and contribution from Sonar, which we acquired in December 2019. Revenue decreased 4% from $52.7 million for the six months ended June 30, 2019 to $50.6 million in the same period in 2020. This decrease was due primarily to a decrease in revenue from our call analytics services, and to a lesser extent, due to fewer accounts and local leads platform revenues from reseller partners like Thryv. The decreases in revenue were primarily due to the impact of the coronavirus pandemic on customer usage and rate discounts provided as a result of customer distress. These decreases were offset in part due to an increase in pay-for-call service revenues including from reseller partners like Thryv and State Farm and contribution from Sonar, which we acquired in December 2019.

We expect our revenues to be lower than in our most recent quarters and that future new revenues from our prospective customers will be lower than anticipated as a result of the business disruption caused by the continuing coronavirus pandemic at least for the near term. We do believe the disruption will impact our business in the intermediate and long term as well in part because several customers have had their operations permanently impacted or shut down. We expect that in the latter half of 2020 and potentially beyond, the disruption to our customers and our prospective customers has and will cause further delays in the sales process, delays in signing new customers, a decrease in business and rates from existing customers, and also delays in launching pilots and tests and new customer programs that were previously planned, resulting in lower future revenues from our customers as well as lower than anticipated future new revenues from our prospective customers. We also expect in 2020 that financial difficulties and business interruptions caused by the coronavirus impact has and will further result in some cases in payment delays, and an impairment of our customers’ ability to make payments, which we expect will further reduce our revenues from recent quarterly results. To a lesser extent, we expect our revenues to be lower in the near term compared to the most recent quarters due to decreases in certain large advertiser budgets, reduced demand for calls from several of our pay-for-call service customers, and due to fewer small business accounts on our local leads platform.

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which are then fulfilled by us across our distribution network. We are paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also have a separate pay-for-call relationship with Thryv, through which we charge an agreed-upon price for qualified calls or leads from our network. These agreements expire on December 31, 2020 and we expect the remaining active accounts to be migrated or to wind down at that time or even earlier which will result in reduced revenue and profitability contribution. The local leads platform agreement provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four-months prior notice. We expect Thryv may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. Thryv’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect Thryv and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We have separate partner reseller agreements with Thryv for pay-for-call and call analytics services. It is undetermined whether Thryv’s use of these service offerings will continue prospectively at or near current levels or at all. Thryv is our largest reseller partner and was responsible for 26%  of our total revenues for both the three and six months ended June 30, 2019 and was responsible for 26% of our total revenues for both the three and six months ended June 30, 2020. We also have a separate distribution partner agreement with Thryv. It is possible that changes to our relationship and agreements with Thryv may occur and result in a significant reduction in the paid account fees, agency fees, and per call or lead fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire on December 31, 2020, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreement with Resolution Media is for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for 10% and 16% of total revenues for the three months ended June 30, 2019 and 2020, respectively, and 12% and 16% of total revenues for the six months ended June 30, 2019 and 2020, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for 13% and 16% of total revenues for the three months ended June 30, 2019 and 2020, respectively, and 14% and 16% for the six months ended June 30, 2019 and 2020, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns which are generally for a set period of time and/or budget level. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to the most recent quarters.

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

Expenses

Expenses were as follows (in thousands):

	Six months ended June 30,				Three months ended June 30,
	2019	% of revenue	2020	% of revenue	2019	% of revenue	2020	% of revenue
Service costs	$28,181	54%	$29,702	58%	$13,923	53%	$15,204	58%
Sales and marketing	8,201	16%	10,429	21%	4,088	16%	5,438	21%
Product development	9,573	18%	11,929	24%	5,005	19%	5,886	23%
General and administrative	6,809	13%	6,775	13%	3,489	13%	3,038	12%
Amortization of intangible assets from acquisitions	3,136	6%	2,969	6%	1,568	6%	1,206	5%
Acquisition and disposition-related costs (benefit)	(278)	(1%)	(996)	(2%)	(460)	(2%)	(361)	(2%)
	$55,622	106%	$60,808	120%	$27,613	105%	$30,411	118%

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2020	2019	2020
Service costs	$95	$32	$36	$10
Sales and marketing	349	607	172	291
Product development	143	191	67	97
General and administrative	740	1,134	507	509
Total stock-based compensation	$1,327	$1,964	$782	$907

See Note 4. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 9% from $13.9 million for the three months ended June 30, 2019 to $15.2 million in the same period in 2020. As a percentage of revenues, service costs were 53% and 58% for the three months ended June 30, 2019 and 2020, respectively. The increase in dollars was primarily due to an aggregate increase in distribution partner payments and communication and network costs totaling $1.4 million, with the latter increase due in part to an expansion in our communication and network infrastructure and due to our acquisition of Sonar in December 2019, partially offset by an aggregate decrease in stock-based compensation costs and personnel and outside service provider costs totaling $104,000. The increase as a percentage of revenue was primarily the result of call analytics platform revenues and our local leads platform comprising a lower percentage of revenue when compared to the 2019 period. Our local leads platform and call analytics platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Additionally, and to a lesser extent, the increase as a percentage of revenue was also due to an expansion in our communication and network infrastructure with lower corresponding revenues in 2020.

Service costs increased 5% from $28.2 million for the six months ended June 30, 2019 to $29.7 million in the same period in 2020. As a percentage of revenues, service costs were 54% and 58% for the six months ended June 30, 2019 and 2020, respectively. The increase in dollars was primarily due to an aggregate increase in distribution partner payments and communication and network costs totaling $1.7 million. The increase as a percentage of revenue in was primarily the result of call analytics platform revenues and our local leads platform comprising a lower percentage of revenue when compared to the 2019 period. Additionally, and to a lesser extent, the increase as a percentage of revenue was also due to an expansion in our communication and network infrastructure with lower corresponding revenues in 2020.

We expect that user acquisition costs and revenue shares to distribution partners are likely to increase prospectively given the competitive landscape for distribution partners. To the extent that payments to pay-for-call, or cost-per-action distribution partners make up a larger percentage of future operations, or the addition or renewal of existing distribution partner agreements are on terms less favorable to us, we expect that service costs will increase as a percentage of revenue. To the extent of revenue declines in these areas, we expect revenue shares to distribution partners to decrease in absolute dollars. Our other sources of revenues, such as our local leads platform have no corresponding distribution partner payments and accordingly have a lower service cost as a percentage of revenue relative to our overall service cost percentage. In addition, advertisers from whom we generate a portion of our call advertising revenues through our local leads platform generally have lower service costs as a percentage of revenue relative to our overall service cost percentage. To the extent our local leads platform makes up a smaller percentage of our future operations, we expect that service costs will increase as a percentage of revenue. We expect in the near and intermediate term for service costs in absolute dollars to be modestly higher relative to the most recent quarterly periods primarily due to our plan to make a strategic expense investment in 2020 to address various infrastructure initiatives, including consolidating infrastructure and data centers. We also expect service costs as a percentage of revenue to be higher in the near and intermediate term compared to the most recent quarters due to the lower prospective revenues from the COVID-19 impact which result in the fixed costs of our services comprising a greater percentage of revenue. We also expect service costs to increase over the longer term in connection with any revenue increase and expansion in our communication and network infrastructure.

Sales and Marketing. Sales and marketing expenses increased 33% from $4.1 million for the three months ended June 30, 2019 to $5.4 million in the same period in 2020. As a percentage of revenue, sales and marketing expenses were 16% and 21% for  the three months ended June 30, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily attributable to an aggregate net increase in personnel and outside service provider costs and stock-based compensation costs totaling $1.7 million, offset in part by an aggregate net decrease in travel related costs and outside marketing costs totaling $327,000. The increase in personnel costs was primarily the result of an increase in the number of personnel to enhance our sales and marketing activities as well as our strategic technology business initiative, and to a lesser extent, as a result of the acquisition of Sonar in 2019. The percentage of revenue increase was also attributable to lower revenues in 2020.

Sales and marketing expenses increased 27% from $8.2 million for the six months ended June 30, 2019 to $10.4 million in the same period in 2020.  As a percentage of revenue, sales and marketing expenses were 16% and 21% for the six months ended June 30, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily attributable to an aggregate net increase in personnel and outside service provider costs and stock-based compensation costs totaling $2.4 million, offset in part by an aggregate net decrease in travel related costs and outside marketing costs totaling $228,000. The increase in personnel costs was primarily the result of an increase in the number of personnel to enhance our sales and marketing activities as well as our strategic technology business initiative, and to a lesser extent, as a result of the acquisition of Sonar in 2019. The percentage of revenue increase was also attributable to lower revenues in 2020.

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

Product Development. Product development expenses increased 18% from $5.0 million for the three months ended June 30, 2019 to $5.9 million in the same period in 2020. As a percentage of revenue, product development expenses were 19% and 23% for the three months ended June 30, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily due to an aggregate increase in personnel and outside service provider costs totaling $862,000, which was primarily the result of the acquisition of Sonar in December 2019, an increase in the number of personnel to enhance our service offerings, and due to an increase in personnel costs related to our strategic technology business initiative. The percentage of revenue increase was also attributable to lower revenues in 2020.

Product development expenses increased 25% from $9.6 million for the six months ended June 30, 2019 to $11.9 million in the same period in 2020. As a percentage of revenue, product development expenses were 18% and 24% for the six months ended June 30, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily due to an aggregate increase in personnel and outside service provider costs totaling $2.2 million, which was primarily the result of the acquisition of Sonar in December 2019, an increase in the number of personnel to enhance our service offerings, and due to an increase in personnel costs related to our strategic technology business initiative. The percentage of revenue increase was also attributable to lower revenues in 2020.

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

General and Administrative. General and administrative expenses decreased 13% from $3.5 million for the three months ended June 30, 2019 to $3.0 million in the same period in 2020. As a percentage of revenue, general and administrative expenses were relatively flat at 13% and 12% for the three months ended June 30, 2019 and 2020, respectively. The net decrease in dollars was primarily due to an aggregate net decrease in personnel and outside service provider costs totaling $362,000.

General and administrative expenses were relatively flat at   $6.8 million for both the six months ended June 30, 2019  and 2020. As a percentage of revenue, general and administrative expenses were relatively flat at 13%  for both the six months ended June 30, 2019 and 2020. The relatively flat expenses in dollars and as a percentage of revenue was primarily comprised of an increase in bad debt expenses of approximately $258,000, which was primarily a result of the COVID-19 pandemic, offset in part by an aggregate net decrease in personnel and outside service provider costs and stock-based compensation costs totaling approximately $263,000 .

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $1.6 million and $1.2 million for the three months ended June 30, 2019 and 2020, respectively, and was $3.1 million and $3.0 million for the six months ended June 30, 2019 and 2020, respectively. The expense was associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions in November 2018 for the 2019 period, and was associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions and the Sonar acquisition in 2019 for the 2020 period. During 2019 and 2020, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and assumed liabilities resulting from our acquisitions have been recorded in our financial statements. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in our stock price and/or market capitalization for a sustained period of time. During the six months ended June 30, 2020, we recorded an impairment charge totaling $5.9 million relating to our intangible assets from acquisitions. For additional information, see the discussion in “Impairment of goodwill and impairment of intangible assets from acquisitions” below.

 Acquisition and Disposition-related Costs (Benefit). The change in the acquisition and disposition-related costs (benefit) from $(278,000) to $(996,000) for the six months ended June 30, 2019 and 2020, respectively was primarily due to a $1.3 million adjustment in 2020 to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and our acquisition of Sonar in December 2019, offset by accretion of interest expense and professional and related fees primarily associated with acquisition and disposition related matters during the 2020 period. The change in the acquisition related costs (benefit) from $(460,000) to $(361,000) for the three months ended June 30, 2019 and 2020, respectively was primarily due to a $591,000 adjustment in 2020 to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and our acquisition of Sonar in 2019, offset by accretion of interest expense and professional and related fees primarily associated with acquisition and disposition related matters during the 2020 period.

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

In addition, we performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level (Telmetrics, Callcap and Sonar). Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, we were required to determine the fair value of each asset group. To estimate the fair value, we utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates that a market participant would use to manage the business. Based on the results of this testing, we recorded a pre-tax non-cash impairment totaling $5.9 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. This charge is reflected in our condensed consolidated statements of operations for the period ending June 30, 2020.

The identified intangible assets acquired in the Telmetrics, Callcap and Sonar acquisitions are $10.6 million in aggregate and are being amortized on a straight-line basis over a range of useful lives of 12 to 60 months. As of June 30, 2020, we have $19.1 million of goodwill on our balance sheet.

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

Income Tax Expense (Benefit). Income tax expense (benefit) for the three months ended June 30, 2019 and 2020 was $60,000 and $(24,000), respectively, and for the six months ended June 30, 2019 and 2020 was $(59,000) and $(767,000), respectively. Income tax expense consisted of state income taxes for the three months ended June 30, 2019. Income tax benefit consisted primarily of deferred tax benefit related to one of our foreign jurisdictions, offset in part by U.S. state income tax expense for the six months ended June 30, 2019. Income tax benefit for the three and six months ended June 30, 2020 consisted primarily of deferred tax benefit related to one of our foreign jurisdictions, and an impairment of our intangible long-lived assets and goodwill recorded during the first quarter of 2020, offset in part by U.S. state income tax expense and foreign tax expense. The effective tax rate differed from the expected tax rate of 21% for 2019 and 2020 due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible

Net Loss. Net loss was ($4.5) million and ($29.4) million in the three and six months ended June 30, 2020, respectively, and was ($1.1) million and ($2.4) million in the same periods in 2019, respectively. The increase in loss during the three months end June 30, 2020 was primarily attributable to higher operating costs in the 2020 period with lower corresponding revenues when compared to the 2019 period. The increase in loss during the six months ended June 30, 2020 was primarily attributable to a long-lived intangible assets and an estimated preliminary goodwill impairment charge with no corresponding amounts in the 2019 period, and to a lesser extent, higher amortization of intangible assets from acquisitions costs in 2020 as a result of the Sonar acquisition in December 2019 and due to higher operating costs in the 2020 period. These increases in costs were partially offset by a $1.3 million adjustment in the 2020 period to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and to our acquisition of Sonar December 2019, in addition to an increase in the income tax benefit in the 2020 period when compared to the 2019 period of approximately $708,000.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $46.8 million and current debt of $5.3 million. We had current and long term contractual obligations of $14.4 million, of which $9.0 million is for rent under our operating leases, and up to $1.8 million for contingent cash earnout payments related to the Telmetrics acquisition, and a contingent earnout arrangement related to the Sonar acquisition that requires us to pay up to a maximum 389,000 shares of Class B common stock, valued at approximately $1.4 million as of the acquisition date.

Cash used in operating activities for the six months ended June 30, 2020 of approximately $121,000 consisted primarily of a net loss of $29.4 million, adjusted for non-cash items of $26.4 million, which primarily includes an aggregate estimated impairment of goodwill and impairment to long-lived intangible assets in the amount of $20.1 million, in addition to depreciation and amortization, accretion of interest, allowance for doubtful accounts and advertiser credits, deferred income taxes, and stock-based compensation, an adjustment to the estimated fair value of our contingent consideration liability related to our acquisitions of Telmetrics in November 2018 and Sonar in December 2019, and approximately $2.9 million provided by working capital and other activities.

  Cash provided by operating activities for the six months ended June 30, 2019 of approximately $5.0 million consisted primarily of a net loss of $2.4 million, adjusted for non-cash items of $5.0 million, which primarily includes depreciation and amortization, allowance for doubtful accounts and advertiser credits, deferred income taxes, stock-based compensation, and an adjustment to the estimated fair value of our contingent consideration liability related to our acquisition of Telmetrics in November 2018, and approximately $2.4 million provided by working capital and other activities.

With respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners will be calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the three and six months ended June 30, 2019 and 2020. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners are paid in advance or are fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform.

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

For the six months ended and as of June 30, 2020, amounts from these reseller partners and agencies totaled 47% of total revenue and $8.0 million in net accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 16% of total revenues and 26% of accounts receivable for the six months ended and as of June 30, 2020, respectively. We expect in the near to intermediate term campaign spend levels related to State Farm to be lower compared to the most recent quarters, which will result in lower total revenues and contribution. Net accounts receivable balances outstanding as of June 30, 2020 from Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.comLLC) (“Thryv”) totaled $3.2 million.

We have revenue concentrations with certain large advertisers including reseller partners and advertising agencies. Many of these customers are not subject to long term contracts with us or have contracts with near term expiration dates and are generally able to reduce or cease advertising spending at any time and for any reason. Reseller partners purchase various advertising and marketing services, as well as provide us with a large number of advertisers. This could have a material adverse effect on our results of operations and financial condition. There can be no assurances that these partners or other advertisers will not experience financial difficulty, curtail operations, reduce or eliminate spend budgets, change marketing strategies or agency affiliations, be acquired by parent companies with alternative media tactics, delay payments or otherwise forfeit balances owed. In addition, many of our customers have experienced financial distress, and may file for bankruptcy protection, go out of business, or suffer further disruptions in their business due to the COVID-19 outbreak which could delay or jeopardize the collection of accounts receivable and have a material adverse effect on our results of operations and liquidity. We expect that, at least for the near term, our revenues will be lower than in recent periods as a result of business disruption to our customers and prospects caused by the continuing COVID-19 situation. We do believe the disruption will impact our business in the intermediate and long term as well in part because several customers have had their operations permanently impacted or shut down. Further, we expect in the latter half of 2020 and potentially beyond, that in some cases financial difficulties and business interruptions caused by the COVID-19 outbreak have and will result in further payment delays and an impairment of our customers to make payments. In turn, this will also cause our revenues to be lower than current levels if customers are unable to procure our services at the same volumes as previously, which we expect will be the case for several of our customers.  It will also adversely impact our collectability associated with our accounts receivable balances and result in higher bad debt expense~~s~~. In addition, we expect it will reduce our cash flows from the levels we have experienced in recent periods. This expected adverse impact on our operating cash flows will correspondingly reduce our liquidity.

Additionally, the Seattle, WA City Council recently implemented a new employee payroll tax which imposed a quarterly tax on businesses with rates ranging from 0.7% to 2.4% on certain employee and independent contractor earnings and will be effective January 1, 2021 through December 31, 2030. We expect that this new employee payroll tax expense will result in an increase in our operating expenses since a number of our employees are based in Seattle. In addition, we expect it will reduce our cash flows to some extent from the levels we have experienced in recent periods. This expected impact on our operating cash flows will correspondingly reduce our liquidity.

Cash used in investing activities for the six months ended June 30, 2020 of approximately $941,000 was primarily attributable to purchases for property and equipment. Cash used in investing activities for the six months ended June 30, 2019 of approximately $870,000 was primarily attributable to purchases for property and equipment.

We expect property and equipment purchases in the near and intermediate term to be relatively similar compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We plan to make a strategic expense investment in 2020 to address various infrastructure initiatives, including consolidating infrastructure and data centers. In consideration of the strategic expense initiative, we expect our expenditures for product development initiatives will be relatively stable to modestly higher in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives

Cash provided by financing activities for the six months ended June 30, 2020 of approximately $5.3 million was primarily attributable to proceeds from loan facilities. Principal repayments on these loans commence in the fourth quarter of 2020. Cash provided by financing activities for the six months ended June 30, 2019 of approximately $1.7 million was primarily attributable to proceeds from employee stock option exercises.

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

During the second quarter of 2020, we secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (“the Loans”). The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration. The Loans bear an interest rate of 1% per annum, have a two-year maturity, and allows for early repayment and a deferment period of six months. Amounts under the loans will be repayable to the lenders in monthly installments following the six-month deferment period. The loans or portions thereof may be eligible for forgiveness if certain requirements of the government program are met, however, in the event we assess and determine all or a portion may be eligible for forgiveness, the amount, if any, that ultimately will be forgiven is uncertain. In addition, under a foreign wage subsidy program in response to the COVID-19 pandemic, a subsidiary received approximately $252,000 in funding, that was treated as a reduction of payroll expenses in the second quarter of 2020.

In the third quarter of 2020, we entered into a definitive agreement to divest to a related party group our Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics including a business technology initiative to which we previously committed $2.5 million in funding. Consideration receivable at closing consists of minimum cash proceeds of $2.25 million and non-cash components, including a minority equity interest in the company acquiring the divested assets and operations. The transaction also includes contingent consideration, whereby Marchex would receive additional payments based on achievement of future outcomes.

The transaction is subject to shareholder approval and certain other closing conditions, and accordingly there can be no assurance that the transaction will close. If the transaction closes, Marchex’s cash amounts will be increased by the $2.25 million up front consideration, but Marchex’s go forward working capital would be adjusted by the corresponding assets associated with the divested operations. Our liquidity and results of operations would be significantly affected by divesting these operations as the associated revenue and expenses and any potential contribution would no longer be included in our results of operations. We anticipate filing a proxy statement that will outline further details regarding the proposed transaction including financial considerations.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to

3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the six months ended June 30, 2019 and 2020.

Based on our operating plans we believe that our resources will be sufficient to fund our operations, including any investments in strategic initiatives, for at least twelve months, however the length and severity of the COVID 19 pandemic could influence our operating plans and resources significantly. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. There can be no assurance that, if we needed additional funds, financing arrangements would be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern or to achieve our intended business objectives.

Critical Accounting Policies

The policies below are critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results.

Our condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additionally, as of June 30, 2020, the impact of the outbreak of COVID 19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;
•	Stock-based compensation;
•	Allowance for doubtful accounts and advertiser credits;
•	Goodwill and intangible assets;
•	Provision for income taxes; and
•	Leases

Revenue

We generate the majority of our revenues from advertisers for our performance based advertising services, which include the use of our call and text analytics and communications technologies, and pay-for-call advertising products and services. Our revenue also consists of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers as well as payments from advertisers for cost per action services. Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time as the services are performed. For its text analytics and communications services, the Company primarily recognizes revenue ratably over the period of the applicable agreement as services are provided. We adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, (ASC 606) on January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of initial application, referred to as open contracts.

We generate revenue from our call analytics technology platform when advertisers pay us a fee for each call/text or call/text related data element they receive from calls or texts including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate. For our text analytics and communications services, we primarily recognizes revenue ratably over the period of the applicable agreement as services are provided. For our call marketplace services, advertisers or advertising service providers are charged on a pay-for-call or cost-per-action basis. For pay-for-call advertising, we generate revenue upon delivery of qualified and reported phone calls or other action to our advertisers or advertising service providers’ listing, which occurs when a mobile, online or offline user makes a phone call, clicks, or completes a specified action on any of their advertisements after it has been placed by us or by our distribution partners. Each qualified phone call or specified action on an advertisement listing represents a completed transaction. For cost-per-action services, we generate revenue when a user makes a phone call from our advertiser’s listing or is redirected from one of our websites or a third-party website in our distribution network to an advertiser website and completes the specified action.

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

Although the fair value of stock-based awards is determined in accordance with ASC 718, Compensation – Stock Compensation the assumptions used in calculating fair value of stock-based awards and the use of the Black-Scholes option pricing model is highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 4. Stock-based Compensation Plans in the Notes to Condensed Consolidated Financial Statements for additional information.

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

In addition, we performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level (Telmetrics, Callcap and Sonar). Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, we were required to determine the fair value of each asset group. To estimate the fair value, we utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates that a market participant would use to manage the business. Based on the results of this testing, we recorded an estimated preliminary pre-tax non-cash goodwill impairment totaling $14.2 million and a pre-tax non-cash impairment totaling $5.9 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. These charges are reflected in our condensed consolidated statements of operations for the period ending June 30, 2020.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of June 30, 2020 were $1.4 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer/our principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer / our principal financial officer has concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2020, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2019 Annual Report on Form 10-K as amended. They have been updated to include information as of August 10, 2020.

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

We had an accumulated deficit of $289.6 million as of June 30, 2020. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the for the six months ended June 30, 2020. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for April 2020, Verizon Media and Microsoft accounted for 11.2% and 25.7%, respectively, of the core search market in the United States and Google accounted for 62.3%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Verizon Media are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com LLC) (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement will expire on December 31, 2020 and we expect the remaining active accounts to be migrated or to wind down at that time which will result in reduced revenue and profitability contribution. The local leads platform agreement provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months notice. We expect Thryv may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. Thryv’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect Thryv and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for pay-for-call and call analytics services. Thryv is our largest reseller partner and was responsible for 26% of our total revenues for the six months ended June 30, 2020. It is possible that changes to our relationship and agreements with Thryv may occur and result in a significant reduction in the paid account fees, agency fees, call analytics revenues, and per call or lead fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire on December 31, 2020, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 16% of total revenues and less than 10% of total revenues, respectively, for the six months ended June 30, 2020.

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

We received approximately 50% and 51% of our revenue from our five largest customers for the year ended December 31, 2019 and the six months ended June 30, 2020, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 50% and 51% of our total revenues for the year ended December 31, 2019 and the six months ended June 30, 2020, respectively. Thryv was our largest customer and was responsible for 26% of our total revenues for the six months ended June 30, 2020.

We have agreements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 16% of total revenues for the six months ended June 30, 2020. We expect in the near and intermediate term campaign spend levels related to State Farm to be lower compared to the most recent quarters.

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

Our success depends, in large part, on the maintenance and growth of a critical mass of advertisers and distribution partners and a continued interest in our performance based advertising services, which include the use of our call and text analytics and communications technologies, pay-for-call, and search marketing services. Advertisers will generally seek the most competitive return on investment from advertising and marketing services. Distribution partners will also seek the most favorable payment terms available in the market. Advertisers and distribution partners may change providers or the volume of business with a provider, unless the product and terms are competitive. In this environment, we must compete to acquire and maintain our network of advertisers and distribution partners. If our business is unable to maintain and grow our base of advertisers, our current distribution partners may be discouraged from continuing to work with us, and this may create obstacles for us to enter into agreements with new distribution partners. Our business also depends in part on certain of our large reseller partners and agencies to grow their base of advertisers as these advertisers become increasingly important to our business and our ability to attract additional distribution partners and opportunities. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertisers and reseller partners and agencies may reduce or terminate this portion of their business with us. Any decline in the number of advertisers and distribution partners could adversely affect the value of our services.

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

We utilize phone numbers as part of a number of information and analytic services to advertisers, such as our call and text analytics and communications services, call tracking, and pay-for-call services. Our services that utilize phone numbers are designed to enable advertisers and other users of our services to utilize mobile, online and offline advertising and to help measure the effectiveness of mobile, online and offline advertising campaigns. We secure a majority of our phone numbers through telecommunication carriers that we have contracted with and a smaller number through the 800 Service Management System, and such telecommunication carriers provide the underlying telephone service. Our telecommunications carriers and telephone number acquisition process are subject to the rules and guidelines established by the Federal Communications Commission. Furthermore, to the extent we offer call recording and pay-for-call services, we may be directly subject to certain telecommunications-related regulations. The Federal Communications Commission and our telecommunication carriers may change the rules and guidelines for securing phone numbers or change the requirements for retaining the phone numbers we have already secured. As a result, we may not be able to secure or retain sufficient phone numbers needed for our services. We may also be limited in the number of available telecommunications carriers or vendors to provide such phone numbers to us in the event of any industry consolidations.

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

Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our current focus of providing call and text analytics and communications services, and advertising products and services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek divestitures of existing businesses or assets and may pursue other strategic alternatives and opportunities. There can be no assurance that we will be successful with our efforts to evolve our business strategy and we could suffer significant losses as a result, which could have a material adverse effect on our business, financial condition and results of operations.

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

If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater disruption to our remaining business than expected, and the impact of the divestiture on our revenue may be larger than projected, including with respect to our proposed divestiture of our media assets to focus on the conversational analytics and sales engagement solutions opportunity.

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

During the second quarter of 2020, we secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (collectively, the “Loans”). The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration. The Loans bear an interest rate of 1% per annum, have a two-year maturity, and allow for early repayment and a deferment period of six months. Amounts under the Loans will be repayable to the lenders in monthly installments following the six-month deferment period. The Loans or portions thereof may be eligible for forgiveness if certain requirements of the government program are met. Should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the Loans, which could reduce our liquidity, and potentially subject us to fines and penalties.

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

The federal government has placed a ban for now on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions through the Internet Tax Freedom Act. The proposed Marketplace Fairness Act, if enacted into law, would allow states to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. Additionally, a June 2018 U.S. Supreme Court decision held that states can require remote sellers to collect state and local sales taxes. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and digital information services. An increase in taxes may make electronic commerce transactions less attractive for advertisers and businesses, which could result in a decrease in the level of usage of our services. Furthermore, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of us and our filings. In evaluating the exposure associated with various tax filing positions, we may on occasion accrue charges for probable exposures. We cannot predict the outcome of any of these reviews nor whether any will have a material adverse impact on our business. Separately, the Seattle, WA City Council recently implemented a new employee payroll expense tax which will result in an increase in our tax expense since a number of our employees are based in Seattle.

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

As of June 30, 2020, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 74% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as our founder has a controlling interest, he will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, our founder will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of our founder to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if our founder did not have a controlling interest in us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the six months ended June 30, 2020, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1

Note dated as of May 4, 2020, by and between Marchex, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2020).

†31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
†101.SCH	Inline XBRL Taxonomy Extension Schema Document.
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
†104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: August 10, 2020	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Co-CEO and Chief Financial Officer (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)