Form 10-Q
period 2020-09-30
MARCHEX INC
filed 2020-11-05
CIK 1224133

erf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 34,909,684 shares Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	September 30,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$42,526	$44,617
Accounts receivable, net	17,809	16,631
Prepaid expenses and other current assets	2,084	2,249
Total current assets	62,419	63,497
Property and equipment, net	3,028	3,100
Right-of-use lease asset	5,801	4,094
Other assets, net	335	1,052
Goodwill	33,433	19,132
Intangible assets from acquisitions, net	19,485	9,408
Total assets	$124,501	$100,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,082	$7,324
Accrued expenses and other current liabilities	6,679	10,866
Current portion of acquisition-related liabilities	1,111	74
Deferred revenue and deposits	1,173	1,523
Lease liability current	1,500	1,821
Loan obligations, current	—	5,306
Total current liabilities	17,545	26,914
Deferred tax liabilities	981	135
Lease liability non-current	5,664	3,549
Non-current portion of acquisition-related liabilities	473	—
Total liabilities	24,663	30,598
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2019 and September 30, 2020	49	49
Class B: 125,000 shares authorized; 39,610 shares issued and outstanding at December 31, 2019, including 1,030 shares of restricted stock; and 39,910 shares issued and outstanding at September 30, 2020, including 879 shares of restricted stock	396	399
Additional paid-in capital	359,633	362,525
Accumulated deficit	(260,240)	(293,288)
Total stockholders’ equity	99,838	69,685
Total liabilities and stockholders’ equity	$124,501	$100,283

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2020	2019	2020
Revenue	$77,541	$77,124	$24,794	$26,492
Expenses:
Service costs(1)	40,951	44,991	12,770	15,289
Sales and marketing(1)	12,172	14,692	3,971	4,263
Product development(1)	14,708	17,684	5,135	5,755
General and administrative(1)	9,939	10,470	3,130	3,695
Amortization of intangible assets from acquisitions(2)	4,704	4,175	1,568	1,206
Acquisition and disposition-related costs (benefit)	(710)	(972)	(432)	24
Total operating expenses	81,764	91,040	26,142	30,232
Impairment of goodwill	—	(14,213)	—	—
Impairment of intangible assets from acquisitions	—	(5,903)	—	—
Loss from operations	(4,223)	(34,032)	(1,348)	(3,740)
Interest income (expense) and other, net	592	138	189	(4)
Loss before provision for income taxes	(3,631)	(33,894)	(1,159)	(3,744)
Income tax expense (benefit)	(3)	(846)	56	(79)
Net loss applicable to common stockholders	$(3,628)	$(33,048)	$(1,215)	$(3,665)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.08)	$(0.70)	$(0.03)	$(0.08)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,838	4,661	4,661	4,661
Class B	40,459	42,333	40,984	42,470
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,838	4,661	4,661	4,661
Class B	45,297	46,994	45,645	47,131
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions
Service costs	$1,722	$2,012	$574	$628
Sales and marketing	1,855	1,616	618	437
General and administrative	1,127	547	376	141
Total	$4,704	$4,175	$1,568	$1,206

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	5,056	$53	36,965	$370	—	$—	$350,801	$(256,198)	$95,026
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	129	1	(90)	(1)	194	—	194
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	545	—	545
Net loss	—	—	—	—	—	—	—	(1,299)	(1,299)
Balances at March 31, 2019	5,056	$53	37,094	$371	(90)	$(1)	$351,540	$(257,497)	$94,466
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	928	9	—	—	1,542	—	1,551
Conversion of Class A common stock to Class B common stock	(395)	(4)	395	4	—	—	—	—	—
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	782	—	782
Retirement of treasury stock	—	—	(90)	(1)	90	1		—	—
Net loss	—	—	—	—	—	—	—	(1,114)	(1,114)
Balances at June 30, 2019	4,661	$49	38,327	$383	—	$—	$353,864	$(258,611)	$95,685
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	100	1	—	—	93	—	94
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	824	—	824
Net loss	—	—	—	—	—	—	—	(1,215)	(1,215)
Balances at September 30, 2019	4,661	$49	38,427	$384	—	$—	$354,781	$(259,826)	$95,388

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	4,661	$49	39,610	$396	—	$—	$359,633	$(260,240)	99,838
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	158	2	—	—	6	—	8
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	1,057	—	1,057
Net loss	—	—	—	—	—	—	—	(24,875)	(24,875)
Balances at March 31, 2020	4,661	$49	39,768	$398	—	$—	$360,696	$(285,115)	$76,028
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	124	1	—	—	19	—	20
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	907	—	907
Net loss	—	—	—	—	—	—	—	(4,508)	(4,508)
Balances at June 30, 2020	4,661	$49	39,892	$399	—	$—	$361,622	$(289,623)	$72,447
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	18	—	—	—	24	—	24
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	879	—	879
Net loss	—	—	—	—	—	—	—	(3,665)	(3,665)
Balances at September 30, 2020	4,661	$49	39,910	$399	—	$—	$362,525	$(293,288)	$69,685

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2019	2020
Operating Activities:
Net loss	$(3,628)	$(33,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	6,126	5,621
Impairment of goodwill	—	14,213
Impairment of intangible assets from acquisitions	—	5,903
Allowance for doubtful accounts and advertiser credits	191	1,900
Acquisition-related benefit	(818)	(1,521)
Stock-based compensation	2,150	2,842
Deferred income taxes	6	(888)
Change in certain assets and liabilities:
Accounts receivable, net	1,895	(722)
Prepaid expenses, other current assets and other assets	715	(1,065)
Accounts payable	(299)	246
Accrued expenses and other current liabilities	475	4,134
Deferred revenue and deposits	120	350
Other non-current liabilities	(90)	—
Net cash provided by (used in) operating activities	6,843	(2,035)
Investing Activities:
Purchases of property and equipment	(1,478)	(1,297)
Cash received in connection with acquisitions	95	88
Purchases of intangible assets and other assets	(64)	(1)
Net cash used in investing activities	(1,447)	(1,210)
Financing Activities:
Proceeds from loan facilities	—	5,284
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	1,841	52
Net cash provided by financing activities	1,841	5,336
Net increase in cash and cash equivalents	7,237	2,091
Cash and cash equivalents at beginning of period	45,230	42,526
Cash and cash equivalents at end of period	$52,467	$44,617
Supplemental disclosure of cash flow information:
Cash paid for operating leases	$1,268	$1,319
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,121
Change in right-of-use assets obtained in exchange for operating lease liabilities	—	(1,741)

See accompanying Notes to Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Description of Business and Basis of Presentation

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a call analytics company that helps businesses connect, drive, measure, and convert callers into customers. The Company provides products and services for businesses of all sizes that depend on consumer phone calls or texts to drive sales. The Company’s analytics technology can facilitate call quality and texting, analyze calls and measure the outcomes of calls. During the periods presented, the Company also delivered performance-based, pay-for-call advertising across numerous mobile and online publishers to connect consumers with businesses over the phone.

The accompanying unaudited Condensed Consolidated Financial Statements of Marchex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and filed with the SEC.

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

Divestitures

In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. The Company anticipates this divestiture will be classified as discontinued operations for the quarter ended and year ended December 31, 2020. See Note 16. Subsequent Event of the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

For most of the quarter ended March 31, 2020, the Company’s results reflect historical trends and seasonality. However, in March 2020 and through September 30, 2020, the Company experienced a decline in revenues due to the impact of COVID-19 and the related reductions in global economic activity and reduced spending by its customers in response to the macroeconomic impact. During the quarter ended March 31, 2020, the Company also assessed the realized and potential credit deterioration of its customers due to changes in the macroeconomic environment, which has been reflected in an increase in its allowance for credit losses for accounts receivable as of the quarter ended September 30, 2020. Additionally, the Company determined that indicators of impairment had occurred during the first quarter of 2020, which resulted in the Company performing an interim impairment analysis during the first quarter of 2020. As a result of this interim impairment test, the Company recognized an impairment of its intangible long-lived assets and goodwill during the first quarter of 2020. See the Notes to the Condensed Consolidated Financial Statements for additional information.

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

(d) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2019 and September 30, 2020: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance as of December 31, 2019 and September 30, 2020 (in thousands):

	At December 31,	At September 30,
	2019	2020
Level 1 Assets:
Cash	$15,258	$17,259
Money market funds	27,268	27,358
Total cash and cash equivalents	$42,526	$44,617

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

As of September 30, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Recent Accounting Pronouncement(s) Not Yet Effective

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. Early adoption is permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements (Topic 326), Financial Instruments - Credit Losses (ASU 2018-19), an ASU intended to improve the Codification or correct its unintended application. The ASU is effective upon the adoption of the amendments in Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,  with early adoption permitted after December 15, 2018. The Company does not expect adoption of ASU 2018-19 and ASU 2016-13 to have a material impact on its consolidated financial statements. In addition, in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments — Credit Losses (Topic 326), Targeted Transition Relief, (ASU 2019-05)), an ASU which provides ASU 2016-13 transition relief by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. The ASU is effective upon the adoption of the amendments in ASU 2016-13. In addition, in November 2019, the FASB issued Accounting Standards Update No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) - Effective Dates (ASU-2019-10), an ASU modifying the effective dates of various previous pronouncements. As the Company qualifies as a Smaller Reporting Company with the SEC, this ASU revised the effective date of ASU 2016-13 and ASU 2017-04 to fiscal years beginning after December 15, 2022. The Company does not expect adoption of ASU 2019-10 to have a material impact on our consolidated financial statements. The Company does not expect adoption of ASU 2019-10, ASU 2019-05, ASU 2018-19 and ASU 2016-13 to have a material impact on its consolidated financial statements.

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

(3) Revenue Recognition

The Company generates the majority of its revenues from advertisers for its performance based advertising services, which include the use of its call and text analytics and communications technologies, and previously, its pay-for-call advertising products and services. The Company’s revenue also previously consisted of payments from its reseller partners for use of its local leads platform and marketing services, which they offer to their small business customers. Customers typically receive the benefit of the Company’s services as they are performed and substantially all the Company’s revenue is recognized over time as the services are performed. For its text analytics and communications services, the Company primarily recognizes revenue ratably over the period of the applicable agreement as services are provided.

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

The Company’s call analytics technology platform provides data and insights that can measure the performance of mobile, online and offline advertising for advertisers and small business resellers. The Company generates revenue from the Company’s call analytics technology platform when advertisers pay the Company a fee for each call/text or call/text related data element they receive from calls or texts and previously, this included call-based ads the Company distributed through its sources of call distribution or for each phone number tracked based on a pre-negotiated rate. Revenue was recognized as services are provided over time, which was generally measured by the delivery of each call/text or call/text related data element or each phone number tracked. The Company’s text analytics and communications services provides a text and messaging platform for use by customers to help enable improving their consumer’s experience and engagement. The Company primarily recognizes revenue ratably over the period of the applicable agreement as services are provided.

Prior to its divestiture, the Company’s call marketplace offered advertisers and advertising service providers’ ad placements across a distribution network. Advertisers or advertising service providers were charged on a pay-per-call or cost-per-action basis. The Company generated revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers paid the Company a designated transaction fee for each qualified phone call, which occurred when a user made a phone call, clicked, or completed a specified action on any of their advertisement listings after it had been placed by the Company or by the Company’s distribution partners. The Company also generated revenue from cost-per-action services, which occurred when a user made a phone call from the Company’s advertiser’s listing or was redirected from one of the Company’s web sites or a third-party web site in the Company’s distribution network to an advertiser web site and completed the specified action. Each qualified phone call or specified action on a listing represented a completed transaction. Revenue was recognized as services were provided upon the delivery of a qualified phone call or completed action. The Company’s distribution network is primarily comprised of third party mobile and online search engines and applications, mobile carriers, directories, destination sites, shopping engines, Internet domains or web sites, other targeted Web-based content, and offline sources. Prior to the divestiture, the Company entered into agreements with these third-party distribution partners to provide distribution for pay-for-call advertisement listings, which contained call tracking numbers and/or URL strings. The Company generally paid distribution partners based on a percentage of revenue or a fixed amount per phone call or other actions on these listings. The Company acted as the principal with the advertiser for revenue call transactions, and was responsible for the fulfillment of services. The Company recognized revenue for these fees under the gross revenue recognition method.

Prior to its divestiture, the Company’s local leads platform allowed reseller partners to sell call advertising, search marketing, and other lead generation products through their existing sales channels to small business advertisers. The Company generated revenue from reseller partners utilizing the Company’s local leads platform and was paid account fees and/or agency fees for the Company’s products in the form of a percentage of the cost of every call or click delivered to advertisers. Revenue was recognized over time as services were provided. The reseller partners engaged the advertisers and were the principal for the transaction, and the Company, in certain instances, was only financially liable to the publishers in the Company’s capacity as a collection agency for the amount collected from the advertisers. The Company recognized revenue for these fees under the net revenue recognition method. In limited arrangements resellers paid the Company a fee for fulfilling an advertiser’s campaign in its distribution network and the Company acted as the principal and recognized revenue for these fees under the gross revenue recognition method.

For the three and nine months ended September 30, 2019, revenues disaggregated by service type were $23.8 million and $74.3 million for performance based advertising services, respectively, and $956,000 and $3.3 million for local leads services, respectively. For the three and nine months ended September 30, 2020, revenues disaggregated by service type were $25.8 million and $75.0 million for performance based advertising services, respectively, and $645,000 and $2.1 million for local leads services, respectively.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expenses and other current liabilities in the balance sheet as of September 30, 2020, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. The balance associated with the allowance for advertiser credits in the Company’s consolidated balance sheet was $346,000 and $370,000 as of December 31, 2018 and 2019, respectively, and was $280,000 as of September 30, 2020. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s consolidated balance sheet as of December 31, 2018 and 2019, was $1.8 million and $1.2 million, respectively, and was $1.5 million as of September 30, 2020. During the three and nine months ended September 30, 2020, revenue recognized that was included in the contract liabilities balance at the beginning of the period was $166,000 and $974,000, respectively. During the three and nine months ended September 30, 2019, revenue recognized that was included in the contract liabilities balance at the beginning of the period was $367,000 and $1.2 million.

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

In certain cases, the Company recorded revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends.

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2019 and September 30, 2020, the Company had $287,000 and $216,000 of net deferred contract costs, respectively, and the amortization associated with these costs was $72,000 and $229,000 for the three and nine months ended September 30, 2020, respectively.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2020	2019	2020
Service costs	$131	$42	$36	$10
Sales and marketing	529	898	180	291
Product development	215	287	72	96
General and administrative	1,275	1,615	535	481
Total stock-based compensation	$2,150	$2,842	$823	$878

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three and nine months ended September 30, 2019 and September 30, 2020 the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2019	2020	2019	2020
Expected life (in years)	4.0 - 6.25	4.0 - 6.25	4.0 - 6.25	4.0
Risk-free interest rate	1.57%-2.22%	.17%-1.22%	1.57%-1.59%	.22%
Expected volatility	39%-50%	46%-53%	40%-50%	53%

Stock option activity during the nine months ended September 30, 2020 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2019	4,782	$4.80	5.82
Options granted	288	2.77
Options forfeited	(119)	3.47
Options expired	(352)	4.83
Balance at September 30, 2020	4,599	$4.70	5.51

In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics to an entity controlled by certain officers and shareholders of the Company (the “Divestiture”). Company stock options for 1.5 million shares currently held by two officers of the Company who are involved in the transaction were cancelled subsequent to the quarter ended September 30, 2020 in connection with the Divestiture. See Note 16. Subsequent Event in the Notes to Condensed Consolidated Financial Statements for additional information.

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions.

Restricted stock awards and restricted stock unit activity during the nine months ended September 30, 2020 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2019	1,786	$3.70
Granted	175	2.92
Vested	(420)	3.48
Forfeited	(21)	2.72
Unvested balance at September 30, 2020	1,520	$3.69

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2019		2020
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(387)	$(3,241)	$(3,278)	$(29,770)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,838	40,459	4,661	42,333
Basic net loss per share applicable to common stockholders	$(0.08)	$(0.08)	$(0.70)	$(0.70)

	Three months ended September 30,
	2019		2020
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(124)	$(1,091)	$(363)	$(3,302)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	40,984	4,661	42,470
Basic net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.08)	$(0.08)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Nine months ended September 30,
	2019		2020
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(387)	$(3,241)	$(3,278)	$(29,770)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(387)	—	(3,278)
Diluted net loss applicable to common stockholders	$(387)	$(3,628)	$(3,278)	$(33,048)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,838	40,459	4,661	42,333
Conversion of Class A to Class B common shares outstanding	—	4,838	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,838	45,297	4,661	46,994
Diluted net loss per share applicable to common stockholders	$(0.08)	$(0.08)	$(0.70)	$(0.70)

	Three months ended September 30,
	2019		2020
	Class A	Class B	Class A	Class B
Diluted net loss per share
Numerator:
Net loss applicable to common stockholders	$(124)	$(1,091)	$(363)	$(3,302)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(124)	—	(363)
Diluted net loss applicable to common stockholders	$(124)	$(1,215)	$(363)	$(3,665)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	40,984	4,661	42,470
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	45,645	4,661	47,131
Diluted loss per share:
Diluted net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.08)	$(0.08)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three and nine months ended September 30, 2019 and 2020, outstanding options to acquire 4,688 and 4,599 shares, respectively of Class B common stock.
•	For the three and nine months ended September 30, 2019 and 2020, 791 and 879 shares of unvested Class B restricted common shares, respectively.

•	For the three and nine months ended September 30, 2019 and 2020, 550 and 640 restricted stock units, respectively.

(6) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The advertisers representing more than 10% of revenue are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2019	2020	2019	2020
Advertiser A	27%	26%	29%	25%
Advertiser B	12%	16%	*	14%

*Less than 10% of revenue

Advertiser A is also a distribution partner.

The outstanding receivable balance for each advertiser representing more than 10% of accounts receivable is as follows (in percentages):
	At December 31, 2019	At September 30, 2020
Advertiser A	10%	18%
Advertiser B	41%	32%

In certain cases, the Company may engage directly with one or more advertising agencies who act on an advertiser’s behalf. In addition, an advertising agency may represent more than one advertiser that utilizes the Company’s products and services. One advertising agency represented less than 10% and 10% of revenue for the three and nine months ended September 30, 2019, respectively, and 14% and 15% of revenue for the three and nine months ended September 30, 2020, respectively. This same advertising agency represented 37% and 31% of accounts receivable as of December 31, 2019 and September 30, 2020, respectively.

A significant amount of the Company’s revenue was previously earned from advertisers is generated through arrangements with distribution partners. The Company may not be successful in renewing any of these agreements, or, if they are renewed, they may not be on terms as favorable as current arrangements. The Company may not be successful in entering into agreements with new distribution partners or advertisers on commercially acceptable terms. In addition, several of these distribution partners or advertisers may be considered potential competitors. There were no distribution partners paid more than 10% of revenue for the three and nine months ended September 30, 2019 and 2020.

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

Revenues by geographic region are as follows (in percentages):

	Nine months ended September 30,		Three months ended September 30,
	2019	2020	2019	2020
United States	98%	99%	98%	99%
Canada	2%	1%	2%	1%
Other countries	*	*	*	*
	100%	100%	100%	100%

*	Less than 1% of revenue.

(8) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2019	At September 30, 2020
Computer and other related equipment	$19,386	$20,264
Purchased and internally developed software	6,693	6,700
Furniture and fixtures	1,033	1,269
Leasehold improvements	1,737	1,737
	$28,849	$29,970
Less: Accumulated depreciation and amortization	(25,821)	(26,870)
Property and equipment, net	$3,028	$3,100

Depreciation and amortization expense related to property and equipment was approximately $405,000 and $371,000 for the three months ended September 30, 2019 and 2020, respectively.  Depreciation and amortization expense related to property and equipment was approximately $1.1 million and $1.2 million for the nine months ended September 30, 2019 and 2020, respectively.

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

The Company’s lease agreement with respect to office space in Seattle, Washington, as amended, expires on March 31, 2025. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, as part of the agreement, the lessor paid towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company could use approximately $180,000 of unused landlord contribution as a credit against any payment obligation under the lease. In the second quarter of 2019, the Company requested the $180,000 landlord contribution from the lessor as a reimbursement towards certain leasehold improvements and received those funds in the third quarter of 2019. In the first quarter of 2018, the lessor paid $373,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term. Additionally, in April 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which will be reduced by $100,000 annually starting in April 2019. The letter of credit was collateralized by a $575,000 certificate of deposit, which was restricted in use and is included in other assets in the Company’s condensed consolidated balance sheet as of March 31, 2019. On April 2, 2019, the Company was no longer required to collateralize the letter of credit and the certificate of deposit matured. Additionally, in the third quarter of 2020, the Company concluded that exercising its option to terminate this office lease in March 2023 had met the reasonably certain threshold and as such, the Company remeasured its ROU asset and liability associated with this lease as of September 30, 2020 based on the expected termination fee payment of approximately $671,000 and a lease termination date of March 2023.

The Company’s lease agreement with respect to office space in Mississauga, Canada commenced in November 2016, with a lease term of 60 months, expiring on November 30, 2021. The Company has the option to terminate the lease upon nine months’ notice without any termination fees if such notice is provided.

The Company commenced a new lease for an office space in Wichita, Kansas in June 2020 which continues for a period of 66 months with an option to extend the term for two additional periods of three years each. The Company has the option to terminate the lease pursuant to certain terms as specified in the lease without any termination fees if notice is provided.

Lease cost recognized in the Company’s consolidated statements of operations and other information is summarized as follows (in thousands):

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating lease cost	$463	$1,265
Short-term operating lease cost (1)	-	46
Total operating lease cost (2)	$463	$1,311
Other information:
Weighted-average remaining lease term - operating leases		2.9 years
Weighted-average discount rate - operating leases (3)		4.9%

(1)

The Company elected the practical expedient permitted in ASC Topic 842. As such, its short-term prior operating lease in Wichita, Kansas was not recognized as a liability on the Company’s balance sheet as of September 30, 2020. The Company has recognized short-term operating lease costs on a straight-line basis. As of September 30, 2020, the Company no longer has any short-term operating leases.

(2)

The discount rate used to compute the present value of total lease liabilities as of September 30, 2020 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease or implementation date of ASC 842 on January 1, 2019.

As of September 30, 2020, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments	$5,813
Less: imputed interest	(443)
Present value of total operating lease liabilities	5,370
Less: current portion of operating lease liabilities	(1,821)
Total long-term operating lease liabilities	$3,549

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

	Facilities and other operating leases (1)	Other contractual obligations	Total
2020	470	573	1,043
2021	1,912	1,075	2,987
2022	1,871	215	2,086
2023	1,160	30	1,190
2024 and after	400	—	400
Total minimum payments	$5,813	$1,893	$7,706
(1) For additional information regarding the Company's operating leases, see Note 9. Leases of the notes to the condensed financial statements.

In connection with the Telmetrics acquisition in 2018 and Sonar acquisition in 2019, the Company has an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash and up to a maximum 389,000 shares of Class B common stock, valued at approximately $1.4 million as of the acquisition date, based upon the achievement of targeted financial goals over periods following the acquisition date that extended up to two years. The estimated fair value of the contingent consideration arrangements is approximately $74,000 and is recorded on the balance sheet in acquisition-related liabilities as of September 30, 2020.

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

(c) Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2019 (excluding certain insignificant Canadian deferred tax assets) and September 30, 2020. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of $3.0 million in cash to the former shareholders of Telmetrics based upon the achievement of targeted financial goals over the two 12 month periods following the acquisition date. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between $0 and $3.0 million. Of the $3.0 million possible earnout, $450,000 may be paid to certain employees to the extent they remain employed by the Company on the first and second anniversaries following the acquisition date. Such amounts have been excluded from the purchase consideration and are treated as compensation expense. The fair value of the contingent consideration arrangement was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. Changes in these assumptions could have an impact on the payout of contingent consideration with a maximum payout being $1.8 million as of September 30, 2020. The earnout liability is recorded on the balance sheet in acquisition-related liabilities.

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
•

3.4 million shares of Class B common stock valued at approximately $10.0 million, to be issued over the four-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. The issuance of the Class B common stock is not contingent.

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

The fair value of the 3.4 million shares of Class B common stock to be issued over the four-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date, was calculated based on the closing price of Marchex’s Common Stock on Nasdaq on the acquisition date and is recorded on the Company’s balance sheet within additional paid-in capital.

In connection with the acquisition, a portion of the cash and equity consideration was (or will be on issuance) placed in escrow to secure indemnification obligations for a period of 18 months from the closing date. The escrow amounts are included as part of the purchase price consideration and were released from escrow in the second quarter of 2020.

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

(1) Included working capital adjustments finalized subsequent to the acquisition in December 2019, resulting in total consideration of approximately $13.2 million and an adjustment to goodwill in the amount of approximately $88,000 during the nine months ended September 30, 2020.

The fair value of the 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date, was calculated based on the closing price of Marchex’s Common Stock on Nasdaq on the acquisition date and is recorded on the Company’s balance sheet within additional paid-in capital. The future consideration includes an earnout arrangement that requires the Company to pay up to a maximum of 389,000 shares of Class B common stock, valued at approximately $1.4 million as of the acquisition date, to the former shareholders of Sonar based upon the achievement of targeted financial goals by Sonar in 2020. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent earnout arrangement is between 0 and 389,000 shares of Class B common stock. To the extent earned and payable, one half of such shares will be issued upon the first anniversary of the closing and one half will be issued upon the second anniversary of the closing, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. The fair value of the consideration arrangements from both the Telmetrics and Sonar acquisitions as of September 30, 2020 totaling approximately $74,000 was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. The earnout liabilities are recorded on the balance sheet within acquisition-related liabilities.

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

(1) Included working capital adjustments finalized subsequent to the acquisition in December 2019, resulting in total consideration of approximately $13.2 million and an adjustment to goodwill in the amount of approximately $88,000 during the nine months ended September 30, 2020.

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

(d) Fair value measurements - Acquisition-related liabilities:

The following summarizes the changes in the estimated fair value of acquisition-related liabilities (in thousands):

Acquisition-related liabilities (Level 3):
Balance at December 31, 2018:	$—
Contingent consideration - Telmetrics acquisition	1,509
Contingent consideration - Sonar acquisition	1,016
Change in fair value (1)	(941)
Balance at December 31, 2019 (2):	$1,584
Change in fair value (1)	(716)
Balance at March 31, 2020 (2):	$868
Change in fair value (1)	(591)
Balance at June 30, 2020 (2):	$277
Change in fair value (1)	(203)
Balance at September 30, 2020 (2):	$74
(1)

The Company recognized a net change in fair value of the contingent consideration of approximately $941,000, $203,000 and $1.5 million for the year ended December 31, 2019 and the three and nine months ended September 30, 2020, respectively. The change is recorded on the income statement in acquisition-related costs (benefit). The net change in fair value was primarily due to a change in the assumptions used in the original estimate of the liability.

(2)	There were no transfers between levels during the periods presented.

(e) Unaudited pro forma financial information (acquisitions):

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and Sonar and is based on the historical results of operations of the Company and Sonar. The pro forma information reflects the results of operations of the Company as if the acquisition of Sonar had taken place on January 1, 2018. The unaudited pro forma financial information for the three months and nine months ended September 30, 2019 combines the historical results of operations for the Company for the three and nine months ended September 30, 2019 and Sonar’s historical results of operations during the pre-acquisition period for the three and nine months ended September 30, 2019. The pro forma information includes adjustments for amortization of intangible assets, accretion of interest expense related to the future consideration, and elimination of interest expense and income. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future.

	(Unaudited)
	(in thousands)
	Nine months ended	Three months ended
	September 30	September 30
	2019	2019
Revenue	$79,264	$25,394
Net loss applicable to common stockholders	(4,454)	(1,500)

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

Based on the results of this testing, the Company recorded pre-tax non-cash impairment totaling $5.9 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. These charges are reflected in the Company’s Condensed Consolidated Statement of Operations for the three month period ended March 31, 2020 and the nine month period ended September 30, 2020.

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

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$13,018	$(2,784)	$10,234
Technologies	9,369	(2,252)	7,117
Non-compete agreements	3,409	(1,628)	1,781
Tradenames	734	(381)	353
Total identifiable intangible assets from acquisitions	$26,530	$(7,045)	$19,485

	As of September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(4,290)	$(4,202)	$4,526
Technologies	9,369	(4,126)	(1,062)	4,181
Non-compete agreements	3,409	(2,285)	(458)	666
Tradenames	734	(518)	(181)	35
Total identifiable intangible assets from acquisitions	$26,530	$(11,219)	$(5,903)	$9,408

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3 years, 2 years, 1-2 years, respectively. Aggregate amortization expense incurred by the Company for the nine months ended September 30, 2019 and 2020 was approximately $4.7 million and $4.2 million, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense as of September 30, 2020 for the next five years is as follows: $1.2 million in 2020, $3.9 million in 2021, $1.9 million in 2022, $1.8 million in 2023, and $600,000 in 2024.

(13) Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows (in thousands):

Balance as of December 31, 2019	$33,433
Adjustment to goodwill (1)	(88)
Impairment of goodwill (2)	(14,213)
Balance as of September 30, 2020	$19,132

(1) Included working capital adjustments finalized subsequent to the Sonar acquisition in December 2019, resulting in total consideration of approximately $13.2 million and an adjustment to goodwill in the amount of $88,000 during the nine months ended September 30, 2020.

(2) The impairment as of September 30, 2020 is recorded on the income statement within impairment of goodwill.

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

(14) Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the nine months ended September 30, 2019 and 2020 the Company did not repurchase any Class B common stock.

In November 2018, the Company acquired 100% of the outstanding stock of Callcap for consideration of approximately $25 million in cash at closing and approximately 3.4 million shares of Class B common stock to be issued over the four-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. The issuance of the Class B common stock is not contingent.

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

There are scenarios where, under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the Loans issued. Such forgiveness will be determined, subject to limitations and conditions, based on the use of Loan proceeds for certain permissible purposes as set forth in the CARES Act, including, but not limited to, payroll, mortgage and rent costs. As of September 30, 2020, the loans are classified as a current liability on the condensed consolidated balance sheets.

In addition, under a foreign wage subsidy program in response to the COVID-19 pandemic, a subsidiary received approximately $115,000 and $367,000 in funding during the three and nine months ended September 30, 2020, respectively, that were treated as reductions of payroll expenses.

(16) Subsequent Event

(a) Divestiture:

In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics to an entity controlled by employee shareholders of the Company. The Company received cash consideration at closing of approximately $2.3 million and the sale also includes (i) contingent consideration based on the achievement of certain revenue and thresholds from the Call Marketplace, Local Leads Platform and the purchaser’s total business; (ii) certain contingent sale transaction consideration; (iii) shares of Class B common stock in the purchaser equal to the issuance of a 10% equity interest; and (iv) the cancellation of Company stock options for 1.5 million shares currently held by two officers of the Company who are involved in the transaction.

In connection with the closing, the Company also entered into a support services agreement with the purchaser pursuant to which the Company will provide services to the purchaser for a support services fee, with certain guaranteed payments to the Company in the first year and second year following closing.

The Company anticipates this divestiture will be classified as discontinued operations and accounted for in the quarter ended and year ended December 31, 2020.

(b) Tender Offer:

In October 2020, a joint and equal tender from the Company and Edenbrook Capital LLC (an existing shareholder of the Company) (the "Offer") was completed for 10 million shares of the Company's Class B common stock at $2.15 per share, of which the Company's share of the repurchase totaled approximately $10.8 million for 5 million shares.

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

In October 2020, we sold certain assets related to the local leads platform, Call Marketplace and other assets not related to core conversational analytics. In connection with the closing, we also entered into a support services agreement with the purchaser pursuant to which we will provide services to the purchaser for a support services fee, with certain guaranteed payments to us in the first year and second year following closing. Prior to the divestiture, these product offerings were:

•

Marchex Call Marketplace. Marchex Call Marketplace was a mobile advertising network for businesses that depend on inbound phone calls to drive sales. We offered advertisers ad placements across numerous mobile and online media sources to deliver qualified calls to their businesses. It leverages analytics for tracking, reporting and optimization. Advertisers were charged on a pay-per-call or cost per action basis.

•

Local Leads. Our local leads platform was a white-labeled, full service advertising solution for small business resellers, such as Yellow Pages providers and vertical marketing service providers, to sell call advertising, search marketing and other lead generation products through their existing sales channels to their small business advertisers. These calls and leads were then fulfilled by us across our distribution network, including mobile sources, and search engines. Reseller partners and publishers generally paid us account fees and agency fees for our products in the form of a percentage of the cost of every click or call delivered to their advertisers. Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com, LLC) (“Thryv”), we generated revenues from our local leads platform. This local leads platform agreement, which expires December 31, 2020, provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months’ notice. We also had separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for additional pay-for-call services, and have a separate agreement with Thryv for separate call analytics services. Thryv was our largest reseller partner and was responsible for 29% and 25% of our total revenues for the three months ended September 30, 2019 and 2020, respectively, and was responsible for 29% and 27% of our total revenues for the nine months ended September 30, 2019 and 2020, respectively.

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

For most of the quarter ended March 31, 2020, our results reflect historical trends and seasonality. However, beginning in March 2020 and through September 30, 2020, we experienced a decline in revenues due to the impact of COVID-19 and the related reductions in global economic activity and reduced spending by our customers in response to the macroeconomic impact. We also assessed the realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, which has been reflected in an increase in our allowance for credit losses for accounts receivable as of the quarter ended September 30, 2020. Additionally, we determined that indicators of impairment had occurred during the first quarter of 2020, which resulted in us performing an interim impairment analysis during the first quarter of 2020. As a result of this interim impairment test, we recognized an impairment of our intangible long-lived assets and goodwill during the first quarter of 2020. See the Notes to Condensed Consolidated Financial Statements for additional information.

For additional information for the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations, refer to “Results of Operations” within this discussion and analysis and Item 1.A of Part II, “Risk Factors”.

Our Strategy

Key elements of our strategy include:

Innovating on Conversational Analytics Technology and Solutions. We plan to continue to expand and invest in our speech analytics technology and expand our AI, data science, and machine learning capabilities. We also plan to continue to expand our range of call, text, and other communication channels analytics and engagement product capabilities by growing our conversation analytics and solutions offerings, including AI-driven speech technology solutions, call tracking, call monitoring, text communications, keyword-level tracking, display ad impression measurement and other products as part of our owned, end-to-end, call and text based advertising solutions. Our expanding capabilities are enabling us to develop new solutions, like sales acceleration and personalization solutions that enable us to take advantage of our growing conversational data assets. Our products and features that are at the center of our investments and innovation include: (1) Marchex Speech Analytics, which can help companies understand what is happening on inbound calls from consumers and can deliver actionable operational and advertising insights from those consumer interactions; (2) Text Analytics and Communications, which enables businesses to send and receive text/SMS messages with customers and can provide insights for businesses on text and messaging interactions to improve the customer experience and accelerate the sales process; (3) Sales Edge Suite, which incorporates artificial intelligence-based functionality within the product suite that can help enable businesses to understand customer conversations in phone calls and via text, in real-time and at scale, and can help enable businesses to learn how to optimize the sales process in order to take the right actions to win more business. These solutions can arm businesses with the data-driven intelligence they need to deliver on-demand and personalized customer experiences; (4) Marchex Omnichannel Analytics Cloud, which can connect call data to media channels, including search, display and video, social and sites, to phone calls made to a business; and (5) Marchex Audience Targeting, which leverages call data and can automatically build audience segments for display and social media platforms. Additional information regarding our product offerings is included in the Overview section on pages 1 through 3. Prior to the divestiture in October 2020, we were also focused on growing our base of call distribution by bringing in new sources of the growing mobile advertising market as well as other online and offline sources of distribution.

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

In October 2020, we sold certain assets related to the Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics (the “Divestiture”). We received cash consideration at closing of approximately $2.3 million and the sale also includes (i) contingent consideration based on the achievement of certain revenue and thresholds from the Call Marketplace, Local Leads Platform and the purchaser’s total business; (ii) certain contingent sale transaction consideration; (iii) shares of Class B common stock in the purchaser equal to the issuance of a 10% equity interest; and (iv) the cancellation of Company stock options for 1.5 million shares currently held by two executive officers of our Company who were involved in the transaction.

In connection with the closing, we also entered into a support services agreement with the purchaser pursuant to which we will provide services to the purchaser for a support services fee, with certain guaranteed payments to us in the first year and second year following closing.

We anticipate this divestiture will be classified as discontinued operations for the quarter ended December 31, 2020. See Note 16 Subsequent Event of the Notes to Condensed Consolidated Financial Statements for further discussion.

Evolving Our Business Strategy. Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our current focus of providing mobile advertising analytics products and services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek divestitures of existing businesses or assets and may pursue other strategic alternatives and opportunities in addition to the Divestiture.

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

We have offices in Seattle, Washington, Wichita, Kansas, and Mississauga, Canada.

Condensed Consolidated Statements of Operations

All significant inter-company transactions and balances within Marchex have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in the prior periods to conform to the current period presentation.

Presentation of Financial Reporting Periods

The comparative periods presented are for the three and nine months ended September 30, 2019 and 2020.

Revenue

We generate the majority of our revenues from advertisers for our performance based advertising services, which include the use of our call and text analytics and communications technologies, and previously through our Call Marketplace, pay-for-call advertising products and services. Our revenue also previously consisted of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers, as well as payments from advertisers for cost per action services. Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time as the services are performed. For our text analytics and communications services, we primarily recognize revenue ratably over the period of the applicable agreement as services are provided.

Performance-Based Advertising and Other Services

Our performance-based advertising services, which includes our call and text analytics and communications technologies and previously call marketplace services, amounted to greater than 80% of revenues in all periods presented. In addition, we previously generated revenue through our local leads platform, which enables partner resellers to sell call advertising and/or search marketing products, and campaign management services. These secondary sources accounted for less than 20% of our revenues in all periods presented. We have no barter transactions.

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

Prior to the Divestiture, our call marketplace offered advertisers and advertising service providers ad placements across our distribution network. Advertisers or advertising service providers were charged on a pay-per-call or cost-per-action basis. We generated revenue upon delivery of qualified and reported phone calls to advertisers or advertising service providers’ listings. These advertisers and advertising service providers paid us a designated transaction fee for each qualified phone call, which occurred when a user makes a phone call, clicks, or completes a specified action on any of their advertisement listings after it has been placed by us or by our distribution partners. We also generated revenue from cost-per-action, which occurred when a user makes a phone call from our advertiser’s listing or was redirected from one of our web sites or a third-party web site in our distribution network to an advertiser web site and completes the specified action. Each qualified phone call or specified action on an advertisement listing represented a completed transaction.

Prior to the Divestiture, our local leads platform allowed reseller partners to sell call advertising, search marketing, and other lead generation products through their existing sales channels to small business advertisers. We generated revenue from reseller partners utilizing our local leads platform and were paid account fees and/or agency fees for our products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners engaged the advertisers and are the primary obligor, and we, in certain instances, were only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognized revenue for these fees under the net revenue recognition method. In limited arrangements resellers paid us a fee for fulfilling an advertiser’s campaign in our distribution network and we act as the primary obligor. We recognized revenue for these fees under the gross revenue recognition method.

In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owed that occurs subsequent to period ends.

Industry and Market Factors

Prior to the Divestiture, we entered into agreements with various mobile, online and offline distribution partners to provide distribution for pay-for-call advertisement listings which contain call tracking numbers and/or URL strings of our advertisers. We generally paid distribution partners based on a percentage of revenue or a fixed amount for each phone call on these listings. The level of phone calls contributed by our distribution partners varied.

We utilize phone numbers as part of our call and text analytics and communications technologies and previously for our pay-for-call services to advertisers, which enables advertisers and other users of our services to help measure the effectiveness of mobile, online, and offline advertising campaigns. If we are not able to secure or retain sufficient phone numbers needed for our services or we are limited in the number of available telecommunication carriers or vendors to provide such phone numbers to us in the event of any industry consolidation or if telecommunication carriers or vendors were to experience system disruptions, our revenue and results of operations may be materially and adversely affected.

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

In addition, we believe we will experience seasonality. Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonal fluctuations in levels of mobile and online usage and seasonal purchasing cycles of consumers engaging with our advertisers. Our experience has shown that during the spring and summer months, mobile and Internet usage is lower than during other times of the year, however, there are certain categories and sectors of advertisers we work with which experience higher volume of communication with their customer bases during the summer periods which results in higher volume for our services during this time. During the latter part of the fourth quarter of the calendar year we generally experience lower call volume and reduced demand for calls from our customers. The extent to which usage and call volume may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in usage and call volume during these periods may adversely affect our growth rate and results and in turn the market price of our securities. Historically, we have seen this trend generally reversing in the first quarter of the calendar year with increased mobile and Internet usage and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. However, there can be no assurances such seasonal trends will consistently repeat each year. The current business environment and our industry has generally both resulted in, and we may continue to see, many advertisers and reseller partners reducing advertising and marketing services budgets or adjusting such budgets throughout the year, changing marketing strategies or agency affiliations, or advertisers being acquired by parent companies with alternative media initiatives, which we expect will impact our quarterly results of operations in addition to the typical seasonality seen in our industry.

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

Service Costs

Our service costs represent the cost of providing our performance-based advertising services and prior to the Divestiture, our search marketing services. The service costs that we have incurred in the periods presented primarily include:

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

User Acquisition Costs

For the periods presented the largest component of our service costs consists of user acquisition costs that relate primarily to payments made to distribution partners for access to their mobile, online, offline, or other user traffic. Prior to the Divestiture, we entered into agreements of varying durations with distribution partners that integrate our services into their web sites, indexes or other sources of user traffic. The primary economic structures of the distribution partner agreements were a variable payment based on a specified percentage of revenue and variable payments based on a specified metric, such as number of paid phone calls or other actions. These variable payments were often subject to minimum payment amounts per phone call or other action. Other payment structures that to a lesser degree existed included fixed payments, based on a guaranteed minimum amount of usage delivered; and a combination arrangement with both fixed and variable amounts that may have been paid in advance.

We expensed user acquisition costs based on whether the agreement provided for variable or fixed payments. Agreements with variable payments based on a percentage of revenue, number of paid phone calls, or other metrics were expensed as incurred based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate. Agreements with fixed payments with minimum guaranteed amounts of usage were expensed at the greater of the pro-rata amount over the term of arrangement or the actual usage delivered to date based on the contractual revenue share.

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

We determined that it is not more likely than not that our deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2019 (excluding certain insignificant Canadian deferred tax assets) and September 30, 2020. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized. Uncertain tax positions as of September 30, 2020 amounted to $1.4 million.

From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.

On July 6, 2020 the Seattle, WA City Council passed a bill that applies to companies with total annual Seattle-based payroll expenses of $7 million or more. Beginning in 2021, a quarterly payroll tax is proposed to be imposed on businesses with rates ranging from 0.7% to 2.4%, which is calculated based on total annual compensation per employee earning more than $150,000. We expect that this employee payroll tax expense will result in an increase in our operating expenses since a number of our employees are based in Seattle.

Results of Operations

The following table presents certain of our operating results as a percentage of revenue for the periods indicated:

	Nine months ended September 30,		Three months ended September 30,
	2019	2020	2019	2020
Revenue	100%	100%	100%	100%
Expenses:
Service costs	52%	57%	51%	58%
Sales and marketing	16%	19%	16%	16%
Product development	19%	23%	21%	22%
General and administrative	13%	14%	13%	14%
Amortization of intangible assets from acquisitions	6%	5%	6%	5%
Acquisition and disposition-related costs (benefit)	(1%)	(1%)	(2%)	—%
Total operating expenses	105%	117%	105%	115%
Impairment of goodwill	—%	(18%)	—%	—%
Impairment of intangible assets from acquisitions	—%	(8%)	—%	—%
Loss from operations	(5%)	(43%)	(5%)	(15%)
Interest income (expense) and other, net	0%	(1%)	0%	1%
Loss before provision for income taxes	(5%)	(44%)	(5%)	(14%)
Income tax expense (benefit)	0%	(1%)	0%	0%
Net loss applicable to common stockholders	(5%)	(43%)	(5%)	(14%)

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2020 and the nine months ended September 30, 2019 to the nine months ended September 30, 2020.

Segments

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for our management. For the periods presented, we operated as a single segment.

Revenue

Revenue increased 7% from $24.8 million for the three months ended September 30, 2019 to $26.5 million in the same period in 2020. This increase was due primarily to an increase in pay-for-call service revenues from a small number of advertisers, and contribution from Sonar, which we acquired in December 2019. These increases were offset in part due to fewer accounts and local leads platform revenues from reseller partners like Thryv, and to a lesser extent, due to a decrease in revenue from our call analytics services. The decreases in call analytics services were primarily due to the impact of the coronavirus pandemic on customer usage, rate discounts provided as a result of customer distress, and associated reserves for services delivered but not recognized. Revenue was relatively consistent, and decreased 1% from $77.5 million for the nine months ended September 30, 2019 to $77.1 million in the same period in 2020. This small percentage decrease was due primarily to a decrease in revenue from our call analytics services, and to a lesser extent, due to fewer accounts and local leads platform revenues from reseller partners like Thryv. The decreases in revenue were primarily due to the impact of the coronavirus pandemic on customer usage and rate discounts provided as a result of customer distress. These decreases were offset in part due to an increase in pay-for-call service revenues including from reseller partners and contribution from Sonar, which we acquired in December 2019.

We expect our revenues to be lower than in our most recent quarters and that future new revenues from our prospective customers will be lower than anticipated as a result of the business disruption caused by the continuing coronavirus pandemic at least for the near term. We do believe the disruption will impact our business in the intermediate and long term as well in part because several customers have had their operations permanently impacted or shut down. We expect that in the latter part of 2020 and potentially beyond, the disruption to our customers and our prospective customers has and will cause further delays in the sales process, delays in signing new customers, a decrease in business and rates from existing customers, and also delays in launching pilots and tests and new customer programs that were previously planned, resulting in lower future revenues from our customers as well as lower than anticipated future new revenues from our prospective customers. We also expect in 2020 that financial difficulties and business interruptions caused by the coronavirus impact has and will further result in some cases in payment delays, and an impairment of our customers’ ability to make payments, which we expect will further reduce our revenues from recent quarterly results. Additionally, in October 2020 we sold certain assets related to our local leads platform, Call Marketplace and other assets not related to core conversational analytics (the “Divestiture). Revenue from these assets for the three and nine months ended September 30, 2019 totaled $11.2 million and $36.5 million, respectively, and for the three and nine months ended September 30, 2020 totaled $12.7 million and $38.6 million, respectively. Subsequent to this Divestiture, we do not anticipate generating revenue from the divested assets, which includes revenue from our local leads platform and pay-for-call services. We anticipate that this divestiture will be classified as discontinued operations and accounted for in the quarter ended December 31, 2020. For additional information, see Note 16 Subsequent Event of the Notes to Condensed Consolidated Financial Statements for further discussion. Finally, and to a lesser extent, we expect our revenues to be lower in the near term compared to the most recent quarters due to decreases in certain large advertiser budgets.

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com, LLC) (“Thryv”), we previously generated revenues from our local leads platform to sell call advertising and/or search marketing packages through their existing sales channels, which were then fulfilled by us across our distribution network. We were paid account fees and agency fees for our products in the form of a percentage of the cost of every call or click delivered to their advertisers. We also had a separate pay-for-call relationship with Thryv, through which we charged an agreed-upon price for qualified calls or leads from our network. We do not anticipate generating revenue from pay-for-call services with Thryv and local leads platform advertisers, including Thryv, in future periods as a result of the Divestiture and we expect our total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We have separate agreements with Thryv for call analytics services. It is undetermined whether Thryv’s use of these service offerings will continue prospectively at or near current levels or at all. Thryv was our largest reseller partner and was responsible for 29% and 27% of our total revenues for the three and nine months ended September 30, 2019, respectively, and was responsible for 25% and 26% of our total revenues for the three and nine months ended September 30, 2020, respectively. It is possible that further changes to our relationship and agreements with Thryv may occur and result in a significant reduction in fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near previous call analytics revenue and contribution levels, or that we will be able to renew and extend contracts set to expire in December 2020, and if renewed, the contracts may be on less favorable terms to us. Any of these changes could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreement with Resolution Media was for pay-for-call services whereby we charged an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media accounted for less than 10% and 14% of total revenues for the three months ended September 30, 2019 and 2020, respectively, and less than 10% and 15% of total revenues for the nine months ended September 30, 2019 and 2020, respectively, of which the majority related to a single advertiser, State Farm. State Farm, who utilizes our services through Resolution Media and OMD Digital, accounted for less than 10% and 14% of total revenues for the three months ended September 30, 2019 and 2020, respectively, and 12% and 16% for the nine months ended September 30, 2019 and 2020, respectively. Resolution Media and OMD Digital place insertion orders for our services on behalf of State Farm for campaigns which are generally for a set period of time and/or budget level. Additionally, we do not anticipate generating revenue from State Farm for pay-for-call services subsequent to the Divestiture, and accordingly, we expect future spend levels related to State Farm to be lower compared to the most recent quarters.

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

We believe that our future call analytics technology platform and related services revenue growth will depend on, among other factors, our ability to attract new advertisers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment for advertisers, successfully improve existing products and services, and develop successful new products and services. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability. For additional discussion of trends and other factors in our business, refer to Industry and Market Factors in Item 2 of this Quarterly Report on Form 10-Q.

Expenses

Expenses were as follows (in thousands):

	Nine months ended September 30,				Three months ended September 30,
	2019	% of revenue	2020	% of Revenue	2019	% of revenue	2020	% of revenue
Service costs	$40,951	52%	$44,991	57%	$12,770	51%	$15,289	58%
Sales and marketing	12,172	16%	14,692	19%	3,971	16%	4,263	16%
Product development	14,708	19%	17,684	23%	5,135	21%	5,755	22%
General and administrative	9,939	13%	10,470	14%	3,130	13%	3,695	14%
Amortization of intangible assets from acquisitions	4,704	6%	4,175	5%	1,568	6%	1,206	5%
Acquisition and disposition-related costs (benefit)	(710)	(1%)	(972)	(1%)	(432)	(2%)	24	—%
	$81,764	105%	$91,040	117%	$26,142	105%	$30,232	115%

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

	Nine months ended September 30,		Three months ended September 30,
	2019	2020	2019	2020
Service costs	$131	$42	$36	$10
Sales and marketing	529	898	180	291
Product development	215	287	72	96
General and administrative	1,275	1,615	535	481
Total stock-based compensation	$2,150	$2,842	$823	$878

See Note 4. Stock-based Compensation Plans of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Service Costs. Service costs increased 20% from $12.8 million for the three months ended September 30, 2019 to $15.3 million in the same period in 2020. As a percentage of revenues, service costs were 51% and 58% for the three months ended September 30, 2019 and 2020, respectively. The increase in dollars was primarily due to an aggregate increase in distribution partner payments and communication and network costs totaling $2.5 million, with the latter increase due in part to an expansion in our communication and network infrastructure and due to our acquisition of Sonar in December 2019, partially offset by an aggregate decrease in stock-based compensation costs and personnel and outside service provider costs totaling $94,000. The increase as a percentage of revenue was primarily the result of call analytics platform revenues and our local leads platform comprising a lower percentage of revenue when compared to the 2019 period. Our local leads platform and call analytics platform revenues have a lower service cost as a percentage of revenue relative to our overall service cost percentage. Additionally, and to a lesser extent, the increase as a percentage of revenue was also due to an expansion in our communication and network infrastructure with lower corresponding revenues in 2020.

Service costs increased 10% from $41.0 million for the nine months ended September 30, 2019 to $45.0 million in the same period in 2020. As a percentage of revenues, service costs were 52% and 57% for the nine months ended September 30, 2019 and 2020, respectively. The increase in dollars was primarily due to an aggregate increase in distribution partner payments and communication and network costs totaling $4.3 million. The increase as a percentage of revenue in was primarily the result of call analytics platform revenues and our local leads platform comprising a lower percentage of revenue when compared to the 2019 period. Additionally, and to a lesser extent, the increase as a percentage of revenue was also due to an expansion in our communication and network infrastructure with lower corresponding revenues in 2020.

In consideration of call analytics platform revenues having a lower service cost as a percentage of revenue relative to our overall service cost percentage, we expect that the Divestiture will lead in the near and intermediate term to a lower service cost as a percentage of revenue compared to the most recent quarters. Local leads platform revenues and pay-for-call service revenues will decrease as a result of the Divestiture, and accordingly, we expect in the near and intermediate term for service costs in absolute dollars to be lower relative to the most recent quarterly periods with this decrease, in small part, offset by an increase in dollars due to our plan to make a strategic expense investment in 2020 to address various infrastructure initiatives, including consolidating infrastructure and data centers. This decrease in services costs as a percentage of revenue will also be partially offset by an increase in service costs as a percentage of revenue due to the lower prospective revenues from the COVID-19 impact which result in the fixed costs of our services comprising a greater percentage of revenue. We also expect service costs to increase over the longer term in connection with any revenue increase and expansion in our communication and network infrastructure.

Sales and Marketing. Sales and marketing expenses increased 7% from $4.0 million for the three months ended September 30, 2019 to $4.3 million in the same period in 2020. As a percentage of revenue, sales and marketing expenses were relatively flat at 16%  for both the three months ended September 30, 2019 and 2020. The net increase in dollars was primarily attributable to an aggregate net increase in personnel and outside service provider costs and stock-based compensation costs totaling $657,000, offset in part by an aggregate net decrease in travel related costs and outside marketing costs totaling $342,000. The increase in personnel costs was primarily the result of an increase in costs to enhance our sales and marketing activities, and to a lesser extent, the acquisition of Sonar in 2019.

Sales and marketing expenses increased 21% from $12.2 million for the nine months ended September 30, 2019 to $14.7 million in the same period in 2020. As a percentage of revenue, sales and marketing expenses were 16% and 19% for the nine months ended September 30, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily attributable to an aggregate net increase in personnel and outside service provider costs and stock-based compensation costs totaling $3.1 million, offset in part by an aggregate net decrease in travel related costs and outside marketing costs totaling $570,000. The increase in personnel costs was primarily the result of an increase in the number of personnel to enhance our sales and marketing activities as well as our strategic technology business initiative, and to a lesser extent, as a result of the acquisition of Sonar in 2019. The percentage of revenue increase was also attributable to lower revenues in 2020.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near and intermediate term to be lower in absolute dollars and higher as a percentage of revenue relative to the most recent quarterly periods primarily due to the Divestiture. We expect that sales and marketing expenses will increase in connection with any revenue increase to the extent that we also increase our marketing activities and correspondingly could increase as a percentage of revenue.

Product Development. Product development expenses increased 12% from $5.1 million for the three months ended September 30, 2019 to $5.8 million in the same period in 2020. As a percentage of revenue, product development expenses were 21% and 22% for the three months ended September 30, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily due to an aggregate increase in personnel and outside service provider costs totaling $676,000, which was primarily the result of the acquisition of Sonar in December 2019, an increase in the number of personnel to enhance our service offerings, and due to an increase in personnel costs related to our strategic technology business initiative. The percentage of revenue increase was also attributable to lower revenues in 2020.

Product development expenses increased 20% from $14.7 million for the nine months ended September 30, 2019 to $17.7 million in the same period in 2020. As a percentage of revenue, product development expenses were 19% and 23% for the nine months ended September 30, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily due to an aggregate increase in personnel and outside service provider costs totaling $2.9 million, which was primarily the result of the acquisition of Sonar in December 2019, an increase in the number of personnel to enhance our service offerings, and due to an increase in personnel costs related to our strategic technology business initiative. The percentage of revenue increase was also attributable to lower revenues in 2020.

We expect product development expenditures to be lower in the near and intermediate term in absolute dollars and higher as a percentage of revenue relative to our most recent quarterly periods primarily due to the Divestiture. In the longer term, to the extent our revenues increase, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings and as a result of additional stock-based compensation expense.

General and Administrative. General and administrative expenses increased 18% from $3.1 million for the three months ended September 30, 2019 to $3.7 million in the same period in 2020. As a percentage of revenue, general and administrative expenses were relatively flat at 13% and 14% for the three months ended September 30, 2019 and 2020, respectively. The net increase in dollars was primarily due to an aggregate net increase in personnel and outside service provider costs, stock-based compensation costs, professional fees, and bad debt expenses totaling $602,000.

General and administrative expenses increased 5% from $9.9 million for the nine months ended September 30, 2019 to $10.5 in the same period in 2020. As a percentage of revenue, general and administrative expenses were relatively flat at 13% and 14% for the nine months ended September 30, 2019 and 2020. The net increase in dollars was primarily comprised of an increase in bad debt expenses of approximately $360,000, which was primarily a result of the COVID-19 pandemic, and professional fees totaling $345,000. These increases were offset in part by a decrease in travel related costs totaling $148,000.

We expect that our general and administrative expenses will be lower in absolute dollars and higher as a percentage of revenue in the near and intermediate term primarily due to the Divestiture. We also expect our general and administrative expenses to increase to the extent that we expand our operations, and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price. In addition, we anticipate that our general and administrative expenses will be adversely impacted by the continuing COVID-19 pandemic at least for the near term.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $1.6 million and $1.2 million for the three months ended September 30, 2019 and 2020, respectively, and was $4.7 million and $4.2 million for the nine months ended September 30, 2019 and 2020, respectively. The expense was associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions in November 2018 for the 2019 period, and was associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions and the Sonar acquisition in 2019 for the 2020 period. During 2019 and 2020, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Our purchase accounting resulted in all assets and liabilities from our acquisitions being recorded at their estimated fair values on their respective acquisition dates. All goodwill, identifiable intangible assets and assumed liabilities resulting from our acquisitions have been recorded in our financial statements. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; or a significant decline in our stock price and/or market capitalization for a sustained period of time. During the nine months ended September 30, 2020, we recorded an impairment charge totaling $5.9 million relating to our intangible assets from acquisitions. For additional information, see the discussion in “Impairment of goodwill and impairment of intangible assets from acquisitions” below.

Acquisition and Disposition-related Costs (Benefit). The change in the acquisition and disposition-related costs (benefit) from $(710,000) to $(972,000) for the nine months ended September 30, 2019 and 2020, respectively was primarily due to a $1.5 million adjustment in 2020 to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and our acquisition of Sonar in December 2019, offset by accretion of interest expense and professional and related fees primarily associated with acquisition and disposition related matters during the 2020 period. The change in the acquisition related costs (benefit) from $(432,000) to $24,000 for the three months ended September 30, 2019 and 2020, respectively was primarily due to a $203,000 adjustment in 2020 to the estimated fair value of our contingent consideration liabilities related to our acquisitions, offset by accretion of interest expense and professional and related fees primarily associated with acquisition and disposition related matters during the 2020 period.

Impairment of goodwill and impairment of intangible assets from acquisitions. For the three months ended March 31, 2020, our stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. Accordingly, we tested our goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized an estimated impairment loss during the first quarter of 2020 of $14.2 million. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The goodwill impairment loss resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.

In addition, we performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level (Telmetrics, Callcap and Sonar). Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, we were required to determine the fair value of each asset group. To estimate the fair value, we utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates that a market participant would use to manage the business. Based on the results of this testing, we recorded a pre-tax non-cash impairment totaling $5.9 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. This charge is reflected in our condensed consolidated statements of operations for the period ending September 30, 2020.

The identified intangible assets acquired in the Telmetrics, Callcap and Sonar acquisitions are $9.4 million in aggregate and are being amortized on a straight-line basis over a range of useful lives of 12 to 60 months. As of September 30, 2020, we have $19.1 million of goodwill on our balance sheet.

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

Income Tax Expense (Benefit). Income tax expense (benefit) for the three months ended September 30, 2019 and 2020 was $56,000 and $(79,000), respectively, and for the nine months ended September 30, 2019 and 2020 was $(3,000) and $(846,000), respectively. Income tax expense consisted of state income taxes for the three months ended September 30, 2019. Income tax benefit consisted primarily of deferred tax benefit related to one of our foreign jurisdictions, offset in part by U.S. state income tax expense for the nine months ended September 30, 2019. Income tax benefit for the three and nine months ended September 30, 2020 consisted primarily of deferred tax benefit related to one of our foreign jurisdictions, and an impairment of our intangible long-lived assets and goodwill recorded during the first quarter of 2020, offset in part by U.S. state income tax expense and foreign tax expense. The effective tax rate differed from the expected tax rate of 21% for 2019 and 2020 due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible

Net Loss. Net loss was $(3.7) million and $(33.0) million in the three and nine months ended September 30, 2020, respectively, and was $(1.2) million and $(3.6) million in the same periods in 2019, respectively. The increase in loss during the three months end September 30, 2020 was primarily attributable to higher operating costs in the 2020 period with lower corresponding revenues when compared to the 2019 period. The increase in loss during the nine months ended September 30, 2020 was primarily attributable to a long-lived intangible assets and an estimated goodwill impairment charge with no corresponding amounts in the 2019 period, and to a lesser extent, higher amortization of intangible assets from acquisitions costs in 2020 as a result of the Sonar acquisition in December 2019 and due to higher operating costs in the 2020 period. These increases in costs were partially offset by a $1.5 million adjustment in the 2020 period to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and to our acquisition of Sonar December 2019, in addition to an increase in the income tax benefit in the 2020 period when compared to the 2019 period of approximately $843,000.

When considering the impact on Net Loss from the Divestiture in the near term, absent any cost recovery support service fees from the Divestiture related support services agreement with the purchaser, the Divestiture is expected to result in a reduction to contribution and an increase in net loss when compared to recent periods. The support services agreement guaranteed minimum amount is expected in the near term to offset certain costs we will incur.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $44.6 million and current debt of $5.3 million. We had current and long term contractual obligations of $10.9 million, of which $5.8 million is for rent under our operating leases, and up to $1.8 million for contingent cash earnout payments related to the Telmetrics acquisition, and a contingent earnout arrangement related to the Sonar acquisition that requires us to pay up to a maximum 389,000 shares of Class B common stock, valued at approximately $1.4 million as of the acquisition date.

Cash used in operating activities for the nine months ended September 30, 2020 of approximately $2.0 million consisted primarily of a net loss of $33.0 million, adjusted for non-cash items of $28.1 million, which primarily includes an aggregate estimated impairment of goodwill and impairment to long-lived intangible assets in the amount of $20.1 million, in addition to depreciation and amortization, accretion of interest, allowance for doubtful accounts and advertiser credits, deferred income taxes, and stock-based compensation, an adjustment to the estimated fair value of our contingent consideration liability related to our acquisitions of Telmetrics in November 2018 and Sonar in December 2019, and approximately $2.9 million provided by working capital and other activities.

Cash provided by operating activities for the nine months ended September 30, 2019 of approximately $6.8 million consisted primarily of a net loss of $3.6 million, adjusted for non-cash items of $7.7 million, which primarily includes depreciation and amortization, stock-based compensation, allowance for doubtful accounts and advertiser credits, deferred income taxes, and an adjustment to the estimated fair value of our contingent consideration liability related to our acquisition of Telmetrics in November 2018, and approximately $2.8 million provided by working capital and other activities.

Prior to the Divestiture, with respect to a significant portion of our call-based advertising services, the amount payable to our distribution partners were calculated at the end of a calendar month, with a payment period following the delivery of the phone calls or other actions. These services constituted a significant portion of revenues for the three and nine months ended September 30, 2019 and 2020. We generally receive payment from advertisers in close proximity to the timing of the corresponding payments to the distribution partners who provide calls, other delivery actions, or placement for the listings. In certain cases, payments to distribution partners were paid in advance or were fixed in advance based on a guaranteed minimum amount of usage delivered. We have no corresponding payments to distribution partners related to our local leads platform. We also generally pay in advance for certain of our technology infrastructure and communication services that are part of our cost of providing services and although these represent a minority percentage of total revenue, the payment structure results in an advancement of monies with respect to these services relative to our receipt of funds from our customers that often are in the range of between 30 and 120 days.

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

For the nine months ended and as of September 30, 2020, amounts from these reseller partners and agencies totaled 46% of total revenue and $8.9 million in net accounts receivable. Based on the timing of payments, we generally have this level of amounts in outstanding accounts receivable at any given time from these partners and advertising agencies. A single advertiser, State Farm, who represented the majority of the revenue and accounts receivable generated by Resolution Media and OMD Digital, accounted for 16% of total revenues and 32% of accounts receivable for the nine months ended and as of September 30, 2020, respectively. We do not anticipate generating revenue from State Farm for pay-for-call services subsequent to the 2020 Divestiture and accordingly, we expect future spend levels related to State Farm to be lower compared to the most recent quarters, which will result in lower total revenues and contribution. Net accounts receivable balances outstanding as of September 30, 2020 from Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com, LLC) (“Thryv”) totaled $3.1 million.

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

Cash used in investing activities for the nine months ended September 30, 2020 of approximately $1.2 million was primarily attributable to purchases for property and equipment. Cash used in investing activities for the nine months ended September 30, 2019 of approximately $1.4 million was primarily attributable to purchases for property and equipment.

We expect property and equipment purchases in the near and intermediate term to be relatively similar compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We have and continue to plan to make a strategic expense investment in 2020 to address various infrastructure initiatives, including consolidating infrastructure and data centers. In consideration of the strategic expense initiative, we expect our expenditures for product development initiatives will be relatively stable to modestly higher in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives

Cash provided by financing activities for the nine months ended September 30, 2020 of approximately $5.3 million was primarily attributable to proceeds from loan facilities. Principal repayments on these loans commence in the fourth quarter of 2020. Cash provided by financing activities for the nine months ended September 30, 2019 of approximately $1.8 million was primarily attributable to proceeds from employee stock option exercises.

We anticipate that we will need to invest working capital towards the development of our overall operations and to fund any losses from operations, and we expect that capital expenditures may increase in future periods, particularly with any increase in our operating activities. We may also pursue a significant number of acquisitions. As a result, we could experience a reduction of our cash balances or the incurrence of debt. We committed $2.5 million in funding for a strategic technology business initiative and expect to fulfill this commitment during 2020.

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

During the second quarter of 2020, we secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (“the Loans”). The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration. The Loans bear an interest rate of 1% per annum, have a two-year maturity, and allows for early repayment and a deferment period of six months. Amounts under the loans will be repayable to the lenders in monthly installments following the six-month deferment period. The loans or portions thereof may be eligible for forgiveness if certain requirements of the government program are met, however, in the event we assess and determine all or a portion may be eligible for forgiveness, the amount, if any, that ultimately will be forgiven is uncertain. In addition, under a foreign wage subsidy program in response to the COVID-19 pandemic, a subsidiary received approximately $367,000 in funding, that was treated as a reduction of payroll expenses during the nine months ended September 30, 2020.

In October 2020, we sold certain assets related to our Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics including a business technology initiative to which we previously committed $2.5 million in funding. Consideration receivable at closing consisted of minimum cash proceeds of $2.25 million and non-cash components, including a minority equity interest in the company acquiring the divested assets and operations. The transaction also includes contingent consideration, whereby Marchex would receive additional payments based on achievement of future outcomes. Marchex’s cash amounts will be increased by the $2.25 million up front consideration, but Marchex’s go forward working capital will be adjusted by the corresponding assets associated with the divested operations. Our liquidity and results of operations will be significantly affected by divesting these operations as the associated revenue and expenses and any potential contribution will no longer be included in our results of operations. Further details regarding the transaction including financial considerations were included in our proxy statement related to the transaction filed with the SEC on August 24, 2020.

In October 2020, we completed a joint and equal tender with Edenbrook Capital LLC  (the "Offer") for 10 million shares of the Company's Class B common stock at $2.15 per share, of which the Company's share of the repurchase totaled approximately $10.8 million for 5 million shares.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the nine months ended September 30, 2019 and 2020.

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

Our condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additionally, as of September 30, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Our critical accounting policies relate to the following matters and are described below:

•	Revenue;
•	Stock-based compensation;
•	Allowance for doubtful accounts and advertiser credits;
•	Goodwill and intangible assets;
•	Provision for income taxes; and
•	Leases

Revenue

We generate the majority of our revenues from advertisers for our performance based advertising services, which include the use of our call and text analytics and communications technologies, and prior to the Divestiture, pay-for-call advertising products and services. Prior to the Divestiture, our revenue also consisted of payments from our reseller partners for use of our local leads platform and marketing services, which they offer to their small business customers as well as payments from advertisers for cost per action services. Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time as the services are performed. For our text analytics and communications services, we primarily recognize revenue ratably over the period of the applicable agreement as services are provided. We adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, (ASC 606) on January

1, 2018 using the modified retrospective approach for all contracts not completed as of the date of initial application, referred to as open contracts.

We generate revenue from our call analytics technology platform when advertisers pay us a fee for each call/text or call/text related data element they receive from calls or texts including call-based ads through sources of call distribution or for each phone number tracked based on a pre-negotiated rate. For our text analytics and communications services, we primarily recognize revenue ratably over the period of the applicable agreement as services are provided. Prior to the Divestiture, for the call marketplace services, advertisers or advertising service providers were charged on a pay-for-call or cost-per-action basis. For pay-for-call advertising, we generated revenue upon delivery of qualified and reported phone calls or other action to our advertisers or advertising service providers’ listing, which occurred when a mobile, online or offline user made a phone call, clicked, or completed a specified action on any of their advertisements after it had been placed by us or by our distribution partners. Each qualified phone call or specified action on an advertisement listing represented a completed transaction. For cost-per-action services, we generated revenue when a user makes a phone call from our advertiser’s listing or was redirected from one of our websites or a third-party website in the distribution network to an advertiser website and completed the specified action.

Prior to the Divestiture, we generated revenue from reseller partners utilizing our local leads platform and were paid account fees and/or agency fees for our products in the form of a percentage of the cost of every call or click delivered to advertisers. The reseller partners engage the advertisers and are the principal for the transaction, and we, in certain instances, were only financially liable to the publishers in our capacity as a collection agency for the amount collected from the advertisers. We recognized revenue for these fees under the net revenue recognition method. In limited arrangements resellers paid us a fee for fulfilling an advertiser’s campaign in its distribution network and we acted as the principal and recognized revenue for these fees under the gross revenue recognition method.

Prior to the Divestiture, we had entered into agreements with various third-party distribution partners in order to expand the distribution network, which included third-party mobile and online search engines and applications, mobile carriers, directories, destination sites, shopping engines, Internet domains or web sites, other targeted web-based content, and offline sources. Previously, these partners provided distribution for pay-for-call advertisement listings, which contain call tracking numbers and/or URL strings. We generally paid distribution partners based on a percentage of revenue or a fixed amount per phone call or other action on these listings. We acted as the principal, and we were responsible for providing customer and administrative services to the advertiser. The revenue derived from advertisers who received paid introductions through us as supplied by distribution partners was reported gross based upon the amounts received from the advertiser. We also recognized revenue for certain agency or reseller contracts with advertisers under the net revenue recognition method. Under these specific agreements, we purchased listings on behalf of advertisers from the distribution network. We were paid account fees and also agency fees based on the total amount of the purchase made on behalf of these advertisers. Under these agreements, the advertisers were primarily responsible for choosing the publisher and determining pricing, and we, in certain instances, were only financially liable to the publisher for the amount collected from our advertisers. This created a sequential liability for media purchases made on behalf of advertisers. In certain instances, the web publishers engaged the advertisers directly and we were paid an agency fee based on the total amount of the purchase made by the advertiser. In limited arrangements, resellers paid us a fee for fulfilling an advertiser’s campaign in the distribution network and we acted as the primary obligor. We recognized revenue for these fees under the gross revenue recognition method.

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

In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may have varied from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends.

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

For the three months ended March 31, 2020, our stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. Accordingly, we tested our goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized an estimated impairment loss during the first quarter of 2020 of $14.2 million. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The goodwill impairment loss resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.

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

In addition, we performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level (Telmetrics, Callcap and Sonar). Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, we were required to determine the fair value of each asset group. To estimate the fair value, we utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates that a market participant would use to manage the business. Based on the results of this testing, we recorded an estimated pre-tax non-cash goodwill impairment totaling $14.2 million and a pre-tax non-cash impairment totaling $5.9 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. These charges are reflected in our condensed consolidated statements of operations for the period ending September 30, 2020.

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

Provision for Income Taxes

We are subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date. Uncertain tax positions as of September 30, 2020 were $1.4 million.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2020, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2019 Annual Report on Form 10-K as amended. They have been updated to include information on our business as of September 30, 2020, and do not give effect to the divestiture of our call marketplace and local leads businesses which was consummated in October 2020 following quarter end.

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

We had an accumulated deficit of $293.3 million as of September 30, 2020. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

A relatively small number of distribution partners currently deliver a significant percentage of calls and traffic to our advertisers. There was no distribution partner paid more than 10% of total revenues for the for the nine months ended September 30, 2020. Our existing agreements with many of our larger distribution partners permit either company to terminate without penalty on short notice and are primarily structured on a variable-payment basis, under which we make payments based on a specified percentage of revenue or based on the number of paid phone calls or click-throughs. We intend to continue devoting resources in support of our larger distribution partners, but there are no guarantees that these relationships will remain in place over the short-or long-term. In addition, we cannot be assured that any of these distribution partners will continue to generate current levels of revenue for us or that we will be able to maintain the applicable variable payment terms at their current levels. A loss of any of these distribution partners or a decrease in revenue or contribution due to lower calls and traffic or less favorable variable payment terms from any one of these distribution relationships could have a material adverse effect on our business, financial condition and results of operations.

Companies distributing advertising through mobile or online Internet have experienced, and will likely continue to experience, consolidation. This consolidation has reduced the number of partners that control the mobile and online advertising outlets with the most user calls and traffic. According to the comScore qSearch analysis of the U.S. desktop search marketplace for August 2020, Verizon Media and Microsoft accounted for 11.4% and 26.1%, respectively, of the core search market in the United States and Google accounted for 61.7%. As a result, the larger distribution partners have greater control over determining the market terms of distribution, including placement of call and click-based advertisements and cost of placement. In addition, many participants in the performance-based advertising and search marketing industries control significant portions of mobile and online traffic that they deliver to advertisers. We do not believe, for example, that Google, Microsoft, and Verizon Media are as reliant as we are on a third-party distribution network to deliver their services. This gives these companies a significant advantage over us in delivering their services, and with a lesser degree of risk.

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

Under one of our contracts with Thryv, Inc. (formerly known as Dex Media, Inc., successor in interest to Yellowpages.com, LLC) (“Thryv”), we generate revenues from our local leads platform. This local leads platform agreement will expire on December 31, 2020 and we expect the remaining active accounts to be migrated or to wind down at that time which will result in reduced revenue and profitability contribution. The local leads platform agreement provides Thryv flexibility to migrate active accounts to itself or a third-party provider prior to the end of an advertiser contract and provides Thryv with certain termination rights upon four months’ notice. We expect Thryv may decrease the number of new advertiser accounts with us and may elect to migrate certain active accounts to itself or a third-party provider which would result in fewer small business accounts and related revenues, as well as reduced contribution and profitability. Thryv’s small business account base utilizing our platform has declined, and to the extent declines occur in their business, their small business accounts may spend fewer dollars on our pay-for-call services. We expect Thryv and local leads platform advertisers in future periods will comprise lower total revenues compared to previous periods and Thryv as a percentage of our total revenue may also comprise a smaller percentage of our total revenue. We also have separate pay-for-call services and distribution partner agreements with Thryv and separate reseller partner agreements with Thryv for pay-for-call and call analytics services. Thryv is our largest reseller partner and was responsible for 26% of our total revenues for the nine months ended September 30, 2020. It is possible that changes to our relationship and agreements with Thryv may occur and result in a significant reduction in the paid account fees, agency fees, call analytics revenues, and per call or lead fees that we receive from Thryv. There can be no assurance that our business with Thryv in the future will continue at or near current revenue and contribution levels, that we will be able to renew and extend the contracts set to expire on December 31, 2020, and if renewed, the contracts may be on less favorable terms to us, any of which could have a material adverse effect on our future operating results.

We also have agreements with advertising agencies, such as Resolution Media and OMD Digital, who act on an advertiser’s behalf and may represent more than one advertiser that utilizes our products and services. Our primary agreements with Resolution Media and OMD Digital are for pay-for-call services whereby we charge an agreed-upon price for qualified calls or leads from our network and call analytic services. Resolution Media and OMD Digital accounted for 15% of total revenues and less than 10% of total revenues, respectively, for the nine months ended September 30, 2020.

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

We received approximately 50% and 52% of our revenue from our five largest customers for the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 50% and 52% of our total revenues for the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively. Thryv was our largest customer and was responsible for 26% of our total revenues for the nine months ended September 30, 2020.

We have agreements with Resolution Media and OMD Digital, who act as agents on advertisers’ behalf, for pay-for-call services whereby we charge an agreed upon price for qualified calls or leads from our network and call analytic services. A single advertiser, State Farm who utilizes our services primarily through Resolution Media and OMD Digital, accounted for 16% of total revenues for the nine months ended September 30, 2020. We do not anticipate generating revenue from State Farm for pay-for-call services, and accordingly, we expect spend levels related to State Farm to be lower compared to the most recent quarters.

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

Risks Related to Our Future Operations following the Divestiture Transaction

Our operations will be less diversified and we will have reduced sources of revenue following the divestiture transaction, which may negatively impact the value and liquidity of our Class B common stock.

Upon the closing of the divestiture transaction, the scope of our operations will be reduced in that our sources of revenue will be limited to our call analytics business, through which we provide various analytics solutions and products, but without our call marketplace product, local leads product or other related assets and operations. We may not be able to secure additional sources of revenue or to grow our remaining call analytics business following the closing of the divestiture transaction, which could negatively impact the value and liquidity of our Class B common stock.

We have discretion in the use of the proceeds from the divestiture transaction and may not use them effectively.

Upon the closing of the divestiture transaction, we received cash proceeds. We plan to use the proceeds for working capital and other general corporate purposes in connection with our call analytics business. Our management will have broad discretion in the application of the proceeds from the divestiture transaction and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our Class B common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our Class B common stock to decline. Pending their use, we may invest the proceeds in a manner that does not produce income or that loses value. Although our Board will evaluate various alternatives regarding the use of the proceeds from the divestiture transaction, it has made no decision with respect to the specific use of proceeds other than as described above and has not committed to making any such decision by a particular date. This uncertainty may negatively impact the value and liquidity of our Class B common stock.

We may be subject to securities litigation, which is expensive and could divert our attention.

We may be subject to securities litigation in connection with the divestiture transaction, including possible regulatory action or class action lawsuits. Litigation is frequently initiated in connection with merger and acquisition transactions, particularly those involving insiders. Regulatory inquiries and litigation are complex and could result in substantial costs, divert our management's attention and resources, and harm our business, financial condition and results of operations.

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

As of September 30, 2020, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock. Further, as long as our founder has a controlling interest, he will continue to be able to elect all or a majority of our board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, our founder will be in a position to continue to control all fundamental matters affecting our company, including any merger involving, sale of substantially all of the assets of, or change in control of, our company. The ability of our founder to control our company may result in our Class B common stock trading at a price lower than the price at which such stock would trade if our founder did not have a controlling interest in us. This control may deter or prevent a third-party from acquiring us which could adversely affect the market price of our Class B common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the nine months ended September 30, 2020, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated August 7, 2019, between the Company and Archenia, Inc. (incorporated by reference to Annex A of the Proxy Statement, as filed with the SEC on August 24, 2020).
2.2	Support Services Agreement, dated October 16, 2020, between the Company and Archenia, Inc. (incorporated by reference to Annex A of the Proxy Statement, as filed with the SEC on August 24, 2020).
†31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
†101.SCH	Inline XBRL Taxonomy Extension Schema Document.
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
†104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: November 5, 2020	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Co-CEO and Chief Financial Officer (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)