Form 10-K
period 2020-12-31
MARCHEX INC
filed 2021-03-31
CIK 1224133

PSince this

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period or complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class B common stock on The NASDAQ Stock Market on June 30, 2020 was $59,475,678.

The number of shares of Registrant’s Class A common stock outstanding as of March 29, 2021 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of March 29, 2021 was 36,645,894.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Marchex is a conversational analytics and solutions company that helps businesses connect, drive, measure, convert callers into customers, and connects the voice of the customer to their business. We deliver data insights and incorporate artificial intelligence (AI)-powered functionality that drives insights and solutions to help companies find, engage and support their customers across voice and text-based communication channels.

In October 2020, we sold certain assets related to the Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics (the “Divestiture”). This Divestiture has been classified as discontinued operations for the year ended December 31, 2020. See Note 12. Discontinued Operations of the Notes to Consolidated Financial Statements for further discussion.

We believe that mobile devices have changed the consumer journey and that people are spending increasingly more time than in the past on their smartphones. It’s become more common for a consumer to research products and services on their mobile devices and interact with a business through phone calls or text communications. We believe that understanding this behavior enables businesses to get a better understanding of communication with their customers and prospects across the communication channels they prefer.

We believe that we have a set of tools for enterprises that depend on phone calls, texts and other communication channels to help convert prospects into customers, to deliver compelling customer experiences during the sales process and to maximize advertising returns. Our mission is to help our customers grow by giving them real-time insights into the conversations they have with their customers across phone, text and other communication channels. Marchex leverages proprietary data and conversational insights to deliver real-time AI-powered functionality that drives solutions that help enable brands to personalize customer interactions in order to accelerate sales and grow their business. We connect key media sources – paid and owned – to offline purchase outcomes and deliver these insights directly into marketer workflows. We develop and provide products and services for businesses of all sizes that depend on calls, texts and other communication channels to drive sales. Our analytics products can provide actionable intelligence on the major media channels our customers use to acquire customers over the phone.

Our primary product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Marketers use this platform to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that extracts data and insights about what is happening during a call and measures the outcome of the calls and return on investment. The platform also includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, Google, Kenshoo, Marin Software, Facebook and Instagram, in addition to other marketing dashboards and tools. Customers pay us a fee for each call/text or call/text related data element they receive from calls or texts, including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on pre-negotiated rates.

•

Marchex Call Analytics, Conversation Edition. Marchex Call Analytics, Conversation Edition is a product that can enable actionable insights for enterprise, mid-sized and small businesses. It leverages our proprietary and patent pending speech recognition technology. Marchex Call Analytics, Conversation Edition incorporates machine and deep learning algorithms and AI-powered conversation analysis functionality that can give customers strategic, real-time visibility into company performance in customer interactions. The product includes customizable dashboards and visual analytics to make it easier for marketers, salespeople and call center teams to realize actionable insights across a growing amount of call data. According to a February 2018 MarketsandMarkets report, the speech analytics market is expected to grow from $941 million in 2017 to $2.2 billion by 2022.

•

Text Analytics and Communications. Marchex Sonar Intelligent Messaging is a solution for intelligent mobile messaging that enables operations, sales, and marketing teams in businesses to engage in two-way communications with field staff, prospects and customers via text/SMS messages. This can enable communication that is personal to occur at scale, leading to significant increases in critical actions, customer engagement and conversions. According to a 2018 study by Mobilesquared, there were 1.67 trillion applications to consumer SMS messages globally with the number expected to rise to 2.8 trillion by 2022. According to a 2017 study from Listrak, 75% of consumers prefer offers from businesses delivered via text and business offers delivered via SMS text marketing had a 97% read-rate.

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

•

Marchex Sales Edge. Marchex Sales Edge incorporates artificial intelligence-based functionality within the product suite that can help enable businesses to understand customer conversations in phone calls and via text, in real-time and at scale, and can help enable businesses to learn how to optimize the sales process in order to take the right actions to win more business. These sales enablement solutions can arm businesses with the data-driven intelligence they need to deliver on-demand and personalized customer experiences. Marchex Sonar Intelligent Massaging also provides a sales enablement solution for SMS text message-based conversations. Marchex Sales Edge products include:

•

Marchex Sales Edge Rescue. Marchex Sales Rescue combines Marchex artificial intelligence and machine learning with conversational call monitoring and scoring services and can alert businesses when potential buyers hang up without making an appointment or purchase, or when certain calls did not meet the business’ sales or customer service standards. Marchex Sales Rescue can identify in real-time when potential high-value customer prospects engaged in conversations with sales representatives are mishandled in any number of ways and can give businesses the opportunity to re-engage immediately to capture these potentially lost opportunities, as well as avoid undesired customer experiences. It can give businesses a more complete picture of the in-bound opportunities they are missing, while also measuring the effectiveness and impact of capturing those opportunities through outbound engagement.

•

Marchex Sales Edge Enterprise. Marchex Sales Edge Enterprise is a product for corporate managers that can provide conversation performance insights and trends across a brand or network of distributed business locations. The conversational data analyses can provide critical sales insights that can help enterprises boost outcomes across national and regional sales organizations.

•

Marchex Marketing Edge. Marchex Marketing Edge is a conversational analytics solution for marketers in enterprise, mid-sized and small businesses that depend on inbound phone calls to drive sales, appointments and reservations. It helps enable marketers to make data-driven decisions that improve marketing performance. Marketers can use this solution to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, enabling them to optimize their advertising expenditures across media channels and increase return on ad spend (ROAS). In addition to call and text tracking, Marchex Marketing Edge also includes conversation intelligence technology that can automatically transcribe, redact and score calls. Marchex Marketing Edge also seamlessly integrates with Marchex Sales Edge so sales teams can be empowered to receive real-time text and/or email notifications when a caller showing high purchase intent ends a conversation without making an appointment or a purchase so they can reengage to save the sale. Marchex Marketing Edge includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Marketing Edge data can integrate directly into third-party systems such as Google Ads, Google Analytics, Search Ads 360, Google Campaign Manager, Microsoft Advertising, Adobe, Kenshoo, Acquisio, Salesforce and HubSpot in addition to other marketing and chat offerings. In October 2020, the Company sold certain assets related to its Call

Marketplace, Local Leads Platform, and other assets not related to core conversational analytics. As a result, the operating results related to these assets are shown as discontinued operations in the Consolidated Statements of Operations for all periods presented. See Note 12. Discontinued Operations of the Notes to the Consolidated Financial Statements for further discussion.

We operate primarily in domestic markets.

Industry Overview

Mobile phone growth has changed the way customers and businesses interact. The majority of the world’s population now utilizes mobile phones and the mobile phone usage is expected to continue to emerge as the primary consumer communication device of the future. According to Cisco, the total number of global mobile subscribers will grow from 5.1 billion (66% of the population) in 2018 to 5.7 billion (71% of the population) by 2023. This growth in mobile smartphone usage is also changing the way businesses and consumers interact. According to a 2019 eMarketer study, consumers are spending more time on their mobile devices than in front of televisions for the first time, a trend that is forecasted to grow. According to MarketingCharts, the top two uses of mobile phones among consumers are texting/messaging and calling. We believe it is critical for many businesses to develop strategies to understand their consumer engagement via calls and texts as well as to reach consumers on mobile devices.

For many businesses, calls and texts are critical to drive sales. For businesses of all sizes, in-bound phones calls can be a key source of new customer leads and increased revenue. We believe consumers that call or text businesses directly typically have higher purchase intent and can be more likely to make a purchase or become a customer. According to a July 2017 independent research study by Forrester Consulting, the study found that phone customers convert faster, spend more, and have a higher retention rate than customers who contact brands through other channels. Based on a survey of marketing decision makers, the study found that that 60% of marketers said that those who initiate an inbound call in the course of the customer journey convert an average of 30% faster, spend an average of 28% more, and 54% of marketers said they have a 28% higher retention rate. Calls and texts can be particularly relevant in high-value categories, such as automotive, digital agencies, home services, insurance, telecommunications and travel and hospitality, where transaction values are large, complex or require additional information prior to completion. Calls and texts are also important for local businesses that set appointments or sell products and services over the phone.

Calls and texts are becoming the increasingly important to business and consumer interactions and to mobile advertising. We believe the demand for businesses to connect with consumers over the phone, combined with the inherent functionality and technical capabilities of mobile devices, will result in calls and texts becoming a primary measurement unit/format for mobile advertising. As customers continue to shift their budgets to accommodate for the growth of mobile channels, we believe the market for conversation analytics and advertising solutions will grow even more. According to a study from Grand View Research, global mobile advertising is expected to grow at a 20% compounded annual growth rate from $65 billion in 2019 to 2027.  In addition, SMS marketing is expected to grow at a compound annual growth rate of over 20% from 2019 through 2025 from $3.5 billion. Calls and texts are two of the primary consumer communication methods with businesses on mobile devices and building solutions to help businesses understand their consumer interactions through these communication channels can help businesses engage and grow.

Understanding calls and/or texts is highly complex. Unlike clicks, impressions and other actions that are tracked and measured in digital format, calls and text messages take place offline and require unique technical capabilities and expertise to accurately measure and analyze. To realize the full benefit of call and/or text-based marketing, customers need technology that allows them to capture and analyze attributes of a call and/or text before, during and after the call and/or text is completed. This technology can connect the conversation from the placed advertisement through the interaction with the business, often with individual sales representatives, to understand the effectiveness of the marketing action. This can help better measure return on investment (“ROI”) and optimize marketing campaigns across media channels. For example, customers want to be able to dynamically track the source of a call back to the media channels and advertisements that influenced the consumer to make the call. Once a call is initiated, technology is required to understand what is happening on a call, to record anonymized calls, and to block unwanted or spam calls. For customers with call center operations, calls are often tracked and routed through interactive voice response (“IVR”) phone systems and integrated with customer relationship management (“CRM”) applications and back-office systems to measure transactions and return on investment. Successful marketing analytics for calls and texts requires expertise from multiple disciplines, including digital advertising, communications infrastructure, voice and speech recognition expertise, and marketing software.

Competitive Strengths and Competition

We believe that the principal factors that drive success in the market are our competitive strengths, including:

Focus on calls and texts. Over the past several years, with the increasing importance that mobile devices play in consumer interactions with businesses and in advertising, we have shifted the focus of our company to address the large opportunity to help businesses accelerate sales through improving their interactions with consumers over the phone and, more recently, through text communications. As consumer usage and mobile performance advertising has grown over the last decade, it is driving growth in offline actions like calls and texts. As one of the first companies to help businesses utilize data driven insights and analytics to accelerate sales from phone conversations, we have developed solutions which can deliver measurable return on investment to both large national brands and local small businesses through tying these offline phone conversations to their online marketing initiatives and offering sales acceleration solutions to help business create a better customer experience and grow sales. Our conversational analytics technology and products are specifically designed to help address the challenges associated with closing the loop between digital marketing and phone calls. We are developing solutions that can provide customers insights across a broad spectrum of conversations they are have with their customers in voice and text communications along with solutions to engage consumers in their preferred communication channels. Working closely with our customers, we have innovated in speech technology, creating specific solutions to address common needs and wants among both large enterprise customers and small businesses. We believe we are unique with our call and more recently text focused approach to technology developments and marketing solutions, facilitating a competitive advantage as mobile advertising grows and advertising budgets shift towards performance-based formats and consumer communication channels with businesses expand across multiple communication channels.

Call analytics platform powered by proprietary speech technology. Marchex’s speech technology delivers data and can provide closed loop marketing insights on offline customer interactions and operational insights to customers looking to accelerate sales and to measure the performance of their customer interactions during the sales process over the phone. When consumers call a business or call center from their phones, our technology can analyze that call data using machine and deep learning algorithms and AI-powered conversation analysis functionality that can deliver real-time conversational insights and feedback to companies on the quality of their customer interactions during the sales process as well as to identity lost businesses opportunities. Our data can also help customers adjust and improve their marketing strategies in order to create personalized solutions to drive more sales over the phone either directly with the business or the call center. This intelligence can help advertisers optimize their ad campaigns across media channels, keywords, and creative elements, which helps maximize their return on investment. We also provide integrations with other marketing dashboards to provide advertisers one place to review their analytics information. Integrations may take the form of working with CRM platforms or customer-specific systems, with the purpose of enhancing advertisers’ understanding and measurement of outcomes at scale. We are consistently working to create products to help advertisers understand what is happening on the calls with their customers and how to spend their budgets more efficiently, whether the channel is online, offline, or mobile. Our speech analytics technology can help determine which of these calls converts into a sale. Access to these insights provides advertisers visibility and measurement into their ad expenditures. With Marchex’s Speech Analytics technology, we are leveraging proprietary technology to analyze and deliver actionable advertising and operational insights to advertisers that engage with consumers over the phone.

Transparent pricing model. Marchex generally charges based on the number of conversations, either by call or text, that occur between a business and its customers, which it processes on behalf of the business. This enables businesses to adopt Marchex products through a transparent model that scales as a customer’s usage increases and may include a minimum commitment. Through our conversational analytics technology, we can develop a deep understanding of which publishers, devices, ad formats, keywords and ad creatives drive conversation conversion for specific advertising verticals and helps optimize the placements of advertisements across different sources that drive valuable call or text leads for customers. We work with customers to define a quality call or text conversation for their business, and then generally charge our customers, on a per call or text conversation basis. Similarly, as customers look to gain critical business insights or alerts at the moment a conversation with a sales representative or business fails to produce a desired outcome, Marchex will earn a fee based on the number of conversations it applies its sales engagement technology to on behalf of the customer which may include a minimum commitment. As a result, we are able to provide a measurable return on investment for our customers.

Scalable technology platform and business model. We have developed our technology platform to address large customers, while also being able to support a large number of small local businesses. Our platform can support hundreds of millions of calls and thousands of unique customer accounts, and in aggregate help brands manage many dollars in advertising spend across various digital channels.

The market for our service offerings is highly competitive, rapidly evolving, and subject to changing technology and shifting customer needs. We compete with conversation analytics providers such as Twilio, EZ Texting, CallSource, CallRail, and DialogTech. As we advance our data analytics technologies, the competitive landscape will increase and become broader.

Our Strategy

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

Supporting and Growing the Number of Customers Using Our Products and Services. We plan to continue to provide a consistently high level of service and support to our conversational analytics and solutions customers and we will continue to help them achieve their return on investment goals. We are focused on increasing our customer base through our direct sales and marketing efforts, including strategic sales, inside sales, and additional partnerships with resellers.

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

Evolving Our Business Strategy. Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our current focus of providing mobile advertising analytics products and services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek divestitures of existing businesses or assets. For example, in October 2020, we sold certain assets related to our Call Marketplace, Local Leads Platform and other assets not related to core conversational analytics.

Developing New Markets. We intend to analyze opportunities and may seek to expand our technology-based products into new business areas where our services can be replicated on a cost-effective basis, or where the creation or development of a product or service may be appropriate. We have technology integration partnerships and referral agreements with Adobe, Google Search, and Salesforce, Facebook, and other third-party marketers. We anticipate utilizing various strategies to enter new markets, including developing strategic relationships; innovating with existing proprietary technologies; acquiring products that address a new category or opportunity; and creating joint venture relationships.

Sales, Marketing & Business Development

Our sales department focuses on adding new customers to our business and growing existing customer relationships, while our business development and partnership department focuses on adding new customers, reseller partnerships and servicing existing partnerships. Our marketing department focuses on promoting our services through online customer acquisition, affiliate relationships, press coverage, strategic marketing campaigns and industry exposure. Advertising and promotion of our services is broken into the following main categories:

•

Direct Sales. Our direct sales team targets new relationships with national and global customers and the advertising agencies that represent them through in-person presentations, direct marketing, telesales and attendance at industry events, among other methods. Our customer agreements include a combination of agency fees and cost-per-action fees.

•

Technology Integration Partnerships and Referral Agreements. We have integration partnerships with Adobe, Google, Salesforce, Customer Relationship Management software providers and other third-party channel partners. We also have referral agreements with entities that promote our services to large numbers of potential customers including select technology partners. Our referral partner agreements are based on revenue sharing.

•

Reseller Partnerships. We have a business development team that focuses primarily on securing partnerships with large reseller partners, under which we supply and integrate our products and services. Our reseller partner agreements include a combination of revenue and profit sharing, licensing revenue, conversation analytics, and text conversation cost per actions.

We intend to continue our strategy of increasing our customer base through sales and marketing programs while being efficient in terms of our marketing and advertising costs. We continually evaluate our marketing and advertising strategies to optimize the effectiveness of our programs and their return on investment.

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering call and cost-per-conversation analytics and texting products and services to our partners. We also combine third-party licenses and hardware to create an operating environment for delivering high quality products and services, with such features as automated online account creation and management process for customers, real-time customer support with both interactive and online reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Oracle, Intel, AMD, Microsoft, and IBM. We also utilize public domain software such as Apache, Linux, MySQL, PostgreSQL, Java, Scala and Tomcat.

Our technology platform is compatible with many systems used by our customers, enabling us to deliver call and cost-per-action analytics and texting products and services through mobile, online and offline sources in rapid response to user queries made through our customers at scale. We continue to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace. We devote significant financial and human resources to improving our customer experiences by continuing to develop our technology infrastructure. The cost of developing our technology solutions is included in the overall cost structure of our services and is not separately funded by any individual customers. In order to maintain a professional level of service and availability, we primarily rely upon third parties to provide hosting services, including hardware support and service, and network monitoring at various domestic and international locations. Our servers and cloud-based services are configured for high availability and large volumes of call, mobile and texting based traffic and are located in leased third party facilities or deployed through cloud-based solution providers. Back-end databases make use of redundant servers and data storage arrays. We also have standby servers that provide for additional capacity as necessary. The facilities housing our servers provide redundant HVAC, power and internet connectivity. As revenue grows and the volume of transactions and call, mobile and texting traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher call, mobile and texting traffic volumes could materially and adversely affect our revenue and results of operations.

We continuously review ways to improve major aspects of our technology support and maintenance, including improving, upgrading and implementing business continuity plans, data retention initiatives, and backup and recovery processes.

Seasonality

Historically, we have experience seasonality and we believe that we will continue to do so. Our quarterly results have fluctuated in the past and our experience has shown that during the spring and summer months, call volumes in certain verticals such as home services are generally higher than during other times of the year. Further, during the latter part of the fourth quarter of the calendar year we generally experience lower call volumes. The extent to which call volumes may decrease during these off-peak periods is difficult to predict. Historically, we have seen this trend generally reversing in the first quarter of the calendar year with increased call volumes and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. However, there can be no assurances such seasonal trends will consistently repeat each year.

Intellectual Property and Proprietary Rights

       We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of December 31, 2020, in the United States, we have been issued 26 patents, which are estimated to expire between 2027 and 2038, and have 7 patent applications pending for examination. As of such date, in Canada we also have 1 issued patent which expires in 2026 and 1 patent application pending for examination. In addition, as of December 31, 2020, we have 11 trademarks registered in the United States, 4 trademarks pending registration in the United States, and 32 trademarks registered in foreign jurisdictions.

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

Employees

As of December 31, 2020, we employed a total of 245 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

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

FINANCIAL RISKS

The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

In late 2019, COVID-19 emerged and by early March 2020 was declared a global pandemic by the World Health Organization. Governments and municipalities around the world instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions, and closure of non-essential businesses. By the end of March 2020, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility.

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

The impact of the continuing COVID-19 pandemic on our business, operations and future financial performance could include, but are not limited to: significant decline in revenues due to customers adversely impacted by the COVID-19 pandemic, including many of our larger customers (such as automotive manufacturing, automotive services, dental and health provider networks, home services, real estate, small business resellers, agencies and hospitality companies, which have seen their operations largely limited or shut-down); significant decline in revenues as customer spending slows due to an economic downturn; significant decrease in our operating cash flows as a result of decreased customer spending and deterioration in the credit quality of our customers, which could adversely affect our accounts receivables; sales prospects delaying decision making and reducing propensity to purchase; extensive recent burn rate and anticipated continued significant burn rate; challenges in servicing customers and extending and entering into new agreements; anticipated reduction in customer budgets and slower sales cycles; customer requests for price concessions and extended payment terms; customer cancellations and inability to pay; customer reconsideration and delay in launching previously slated test programs with us; our working capital needs and declining cash position; recent and potentially future losses and asset impairments; suspension of hiring initiatives; absence of debt or equity financing alternatives; and the rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges. In addition, the changed environment under which we are operating could have an impact on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner.

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $298.7 million as of December 31, 2020. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We believe that our future revenue growth will depend on, among other factors, our ability to attract new customers, compete effectively, maximize our sales efforts, demonstrate a positive return on investment, successfully improve existing products and services, and develop successful new products and services. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

We received approximately 29% of our revenue from our five largest customers for the year ended December 31, 2020, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 29% of our total revenues for the year ended December 31, 2020. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

Many of our customers are not subject to long term contracts with us or have contracts with near term expiration dates and are able to reduce or in some cases cease spending at any time and for any reason. We have agreements with certain large customers which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its spending with us. Furthermore, our large customers from time to time may impose financial condition, data security and privacy or insurance requirements that we may not be able to satisfy.  A significant reduction in spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our business, financial condition and results of operations.

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

We have a diverse customer base, and, at any given time, one or more customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business. We believe this risk is magnified at least for the near term by the disruption caused by the recent coronavirus outbreak. In addition, this disruption has disproportionately impacted certain business sectors, including sectors where we have significant customers such as automotive, financial services, home services and travel and hospitality. If a customer with whom we do a substantial amount of business experiences financial difficulty or suffers disruptions in their business, it could delay or jeopardize the collection of accounts receivable, result in significant reductions in services provided by us and may have a material adverse effect on our results of operations and liquidity.

We may need additional funding to meet our obligations and to pursue our business strategy. Additional funding may not be available to us and our financial condition could therefore be adversely affected.

We may require additional funding to meet our ongoing obligations and to pursue our business strategy, which may include the selective acquisition of businesses and technologies. In addition, we have incurred, and we may incur certain obligations in the future. There can be no assurance that, if we were to need additional funds to meet these obligations, additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally-developed businesses.

During the second quarter of 2020, we secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (collectively, the “Loans”). At December 31, 2020, the remaining balance was $5.1 million. The difference relates to the October 2020 sale of Call Marketplace, Local Leads, and other operations not core to the analytics business.

The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration (“SBA”). The Loans bear an interest rate of 1% per annum, have a two-year maturity, and allow for early repayment and a deferment period until a final forgiveness decision is made between lenders and the SBA. Amounts under the Loans will be repayable to the lenders in monthly installments following the deferment period. The Loans or portions thereof may be eligible for forgiveness if certain requirements of the government program are met. Should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the Loans, which could reduce our liquidity, and potentially subject us to fines and penalties.

Our quarterly results of operations might fluctuate due to seasonality, which could adversely affect our growth rate and in turn the market price of our securities.

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonality. Our experience has shown that during the spring and summer months, call volumes in certain verticals such as home services are generally higher than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volumes. The extent to which call volumes may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in call volumes during these periods may adversely affect our growth rate and results, and in turn, the market price of our securities. Historically, we have seen this trend generally reversing in the first quarter of the calendar year with increased call volumes and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. However, there can be no assurances such seasonal trends will consistently repeat each year.

We are exposed to risks associated with credit card fraud and credit payment, and we may continue to suffer losses as a result of fraudulent data or payment failure by customers.

We have suffered losses and may continue to suffer losses as a result of payments made with fraudulent credit card data. Our failure to control fraudulent credit card transactions could reduce our net revenue and gross margin and negatively impact our standing with applicable credit card authorization agencies. In addition, under limited circumstances, we extend credit to customers who may default on their accounts payable to us or fraudulently “charge-back” amounts on their credit cards for services that have already been delivered by us.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and in certain instances for our auditors to attest to the effectiveness of our controls over financial reporting. Our current and future compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

The Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes a U.S. federal net operating loss generally less valuable as an asset and changes use limitations. Net operating losses arising in taxable years beginning after December 31, 2017 are limited in use to offset eighty percent of taxable income, without the ability to carryback such net operating losses, but with an indefinite carryforward of such losses (instead of the former 2-year carryback and 20-year carryforward for net operating losses arising in taxable years beginning before December 31, 2017). Our ability to utilize our net operating losses is conditioned upon our achieving profitability in the future and generating U.S. federal taxable income and our operating loss carryforwards generated prior to December 31, 2017 could expire unused.

We may be required to pay additional income, sales, or other taxes.

Tax authorities at the international, federal, state and local levels are continually reviewing the appropriate treatment of companies engaged in e-commerce and digital information services. Furthermore, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of us and our filings. In evaluating the exposure associated with various tax filing positions, we may on occasion accrue charges for probable exposures. We cannot predict the outcome of any of these reviews nor whether any will have a material adverse impact on our business. In addition, the Seattle, WA City Council has implemented a new employee payroll expense tax which increases our tax expense since a number of our employees are based in Seattle.

Our operations are less diversified, and we have reduced sources of revenue following the divestiture transaction, which may negatively impact the value and liquidity of our Class B common stock.

We consummated the divestiture of our media assets in October 2020, in part to focus on the conversational analytics and sales engagement solutions opportunity. Following the divestiture, the scope of our operations has been reduced in that our sources of revenue are limited to our call analytics business, through which we provide various analytics solutions and products, but without our former call marketplace product, local leads product or other related assets and operations. We may not be able to secure additional sources of revenue or to grow our remaining call analytics business, which could negatively impact the value and liquidity of our Class B common stock.

We have discretion in the use of the proceeds from the divestiture transaction and may not use them effectively.

Upon the consummation of the divestiture transaction, we received cash proceeds. We plan to use the proceeds for working capital and other general corporate purposes in connection with our call analytics business. Our management has broad discretion in the application of the proceeds from the divestiture transaction and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our Class B common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our Class B common stock to decline. Pending their use, we may invest the proceeds in a manner that does not produce income or that loses value.

STRATEGIC RISKS

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully.

There are a number of companies that develop or may develop products that compete in our targeted markets. We compete with call analytics technology providers such as Twilio, Invoca, DialogTech, and Convirza. As we continue to advance our data analytics technologies, we anticipate facing increased competition from companies providing broader products and solutions, such as companies like Oracle and Google (which offers Google Ads call tracking).  The markets for our products and services are characterized by intense competition, evolving industry and regulatory standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions.

The competition in our targeted markets could adversely affect our operating results by reducing the volume of the products and services we license or sell or the prices we can charge. Some of our current or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. To the extent they do so, market acceptance and penetration of our products and services, and therefore our revenues, may be adversely affected. Our success depends substantially upon our ability to enhance our products and services and to develop and introduce, on a timely and cost-effective basis, new products and services that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop or acquire new products, services, functionalities or technologies to adapt to these changes our business will suffer.

The conversational analytics and solutions market may develop more slowly than expected, which could harm our business.

If the market for conversational analytics solutions develops more slowly than we expect, our business could suffer. Our future success is highly dependent on the commitment of advertisers and marketers to mobile communications as an advertising and marketing medium, the increased adoption by businesses of conversational analytics and solutions, and our ability to sell our conversational analytics and solutions services to large to small customers in different verticals as well as to reseller partners and agencies. The mobile advertising and marketing market is rapidly evolving and most businesses have historically not utilized nor allocated a portion of their marketing and/or sales budgets to conversational analytics and solutions. As a result, the future demand and market acceptance for conversational analytics and related services is uncertain.

We depend on the growth of mobile technologies, call technologies, the Internet and the Internet infrastructure for our future growth and any decrease in growth or anticipated growth in mobile, telecommunications, and Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of mobile technologies and the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of mobile technologies (including mobile devices, in particular) and the Internet include possible disruptions or other damage to the mobile, Internet or telecommunications infrastructure and networks; failure of the individual networking infrastructures of our customers or cloud-based providers alleviate potential overloading and delayed response times; increased governmental regulation and taxation; and actual or perceived lack of data security or privacy protection.

In particular, concerns over the security of online transactions and the privacy of users, including the risk of identity theft, may inhibit the growth of Internet and mobile usage, including commercial transactions. In order for the mobile and online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease in anticipated mobile and Internet growth and usage could have a material adverse effect on our business prospects.

Our business strategy is evolving and may involve pursuing new lines of business or strategic transactions and investments, some of which may not be successful.

Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our current focus of providing call and text analytics and communications services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek divestitures of existing businesses or assets and may pursue other strategic alternatives and opportunities. There can be no assurance that we will be successful with our efforts to evolve our business strategy and we could suffer significant losses as a result, which could have a material adverse effect on our business, financial condition and results of operations.

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

Acquisitions are accompanied by a number of risks that could harm our business, operating results and financial condition: we could experience a substantial strain on our resources, including time and money, and we may not be successful; our management’s attention could be diverted from our ongoing business concerns; we may seek to enter new markets where we have no or limited experience or where competitors may have stronger market positions; integrating new companies, including Telmetrics, Callcap and Sonar, may take longer than expected; while integrating new companies, we may lose key executives or other employees of these companies; we may issue shares of our Class B common stock as consideration for acquisitions which may result in ownership dilution to our stockholders; acquisitions of certain companies may result in us pursuing a diversified operating or holding company structure to allow us to focus on running diverse businesses independently, but in such event we may not realize the anticipated strategic benefits; we could fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our workforce; we could experience customer dissatisfaction or performance problems with an acquired company or technology; we could become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions, including litigation; we could incur possible impairment charges related to goodwill or other intangible assets resulting from acquisitions or other unanticipated events or circumstances, any of which could harm our business; and we may be exposed to investigations and/or audits by federal, state or other taxing authorities.

Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

We may decide to dispose of assets or a business that may no longer help us meet our objectives.

If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater disruption to our remaining business than expected, and the impact of the divestiture on our revenue may be larger than projected, including with respect to our recent divestiture of our media assets to focus on the conversational analytics and sales engagement solutions opportunity.

OPERATIONAL RISKS

We depend on being able to secure enough phone numbers to support our customers and other users of our services and any obstacles that we face which prevent us from meeting this demand could adversely affect our business.

We utilize phone numbers as part of a number of information and analytic services to our customers, such as our call and text analytics and communications. We secure a majority of our phone numbers through telecommunication carriers that we have contracted with and a smaller number through the 800 Service Management System, and such telecommunication carriers provide the underlying telephone service. Our telecommunications carriers and telephone number acquisition process are subject to the rules and guidelines established by the Federal Communications Commission. Furthermore, we may be directly subject to certain telecommunications-related regulations. The Federal Communications Commission and our telecommunication carriers may change the rules and guidelines for securing phone numbers or change the requirements for retaining the phone numbers we have already secured. As a result, we may not be able to secure or retain sufficient phone numbers needed for our services. We may also be limited in the number of available telecommunications carriers or vendors to provide such phone numbers to us in the event of any industry consolidations. In addition, mobile carriers are, or are currently contemplating, modifying messaging volume caps, adding significant one-time and recurring registration requirements for each phone number, and imposing significant additional fees. Any of the foregoing factors could result in a material adverse effect on our business, financial condition and results of operations.

Our international operations and any expansion subjects us to additional risks and uncertainties and we may not be successful with our international operations.

We have operations in Canada and through our other international subsidiaries, in other countries. We have international subsidiaries in Canada, Ireland, and the United Kingdom. Any international expansion presents unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. We may also have to offer our products and services in a modified format which may not be as compelling to certain customers, and we are subject to increased foreign currency exchange rate risks and our international operations and any expansion will require additional management attention and resources. We cannot assure you that we will be successful in our international operations.

There are risks inherent in conducting business in international markets, including: the need to localize our products and services to foreign customers’ preferences and customs, including the possibility of storing data locally if customers require; difficulties in managing operations due to language barriers, distance, staffing and cultural differences; application of foreign laws and regulations to us, in particular data and privacy regulations in Europe and other international jurisdictions, including the EU General Data Protection Regulation; compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act and the UK Anti-Bribery Act; tariffs and other trade barriers; fluctuations in currency exchange rates; establishing local offices, sales channels, management systems and infrastructures; reduced protection for intellectual property rights in some countries; changes in foreign political and economic conditions; compliance with the laws of numerous taxing jurisdictions, both foreign and domestic; foreign exchange controls that might prevent us from repatriating cash earned outside the United States; the complexity and potentially adverse tax consequences of U.S. tax laws as they relate to our international operations; increased costs to establish and maintain effective controls at foreign locations; and overall higher costs of doing business internationally.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from: fire; floods; network failure; hardware failure; software failure; power loss; telecommunications failures; break-ins; terrorism, war or sabotage; computer viruses; denial of service attacks; penetration of our network by unauthorized computer users and “hackers” and other similar events; natural disasters, including, but not limited to, hurricanes, tornadoes, and earthquakes; and other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information, including sensitive customer information, or disrupt our operations. We have deployed firewall hardware intended to thwart hacker attacks. Although we maintain property insurance and business interruption insurance, our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons. If we fail to address these issues in a timely manner, we may lose the confidence of our customers and reseller partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and technology platform. If we fail to accomplish these tasks in a timely manner, our business and reputation will likely suffer. Furthermore, some of these events could disrupt the economy and/or our customers’ business activities and in turn materially affect our operating results.

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

We rely upon third-party cloud providers to host certain of our products and services and this reliance is anticipated to increase over time.  We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third‑party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. In addition, if our security, or that of any of these third‑party cloud providers, is compromised, or our products and services are unavailable to our customers within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected.

We also rely on a select group of third party providers for components of our technology platform and support for our services, such as hardware and software providers, telecommunications carriers and Voice over Internet Protocol (VoIP) providers, and credit card processors. As a result, key operational resources of our business are concentrated with a limited number of third party providers. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation. Furthermore, if any of these providers are unable to provide the levels of service and dedicated resources over time that we required in our business, we may not be able to replace certain of these providers in a manner that is efficient, cost-effective or satisfactory to our customers, and as a result our business could be materially and adversely affected. Short term or repeat problems with any of these service providers could provide an interruption of service or service quality impairment to significant customers, which could also impact materially our revenue in any period due to credits or potential loss of significant customers.

If our security measures, including those of our vendors or partners, are breached or are perceived as not being secure, we may lose customers and incur significant legal and financial exposure and suffer an adverse effect on our business.

We store and transmit data and information about our customers and their respective users. We also work with vendors and partners who may come into contact with certain data, such as carriers, colocation and data storage facilities. We deploy security measures to protect this data and information, as do third parties we utilize to assist in data and information storage. Our security measures and those of the third parties we partner with to assist in data and information storage, as well as to assist in the delivery of services to our customers, may suffer breaches. Security breaches of our data storage systems or our third-party colocation and technology providers we utilize to store data and information relating to our customers and their respective users could expose us to significant potential liability. Similarly, security breaches of our vendors and partners, or ineffective data security by our vendors or partners, may result in similar significant liability. In addition, security breaches, actual or perceived, could result in legal liability, government fines, and the loss of customers that could potentially have an adverse effect on our business.

LEGAL AND COMPLIANCE RISKS

We may not be able to protect our intellectual property rights, which could adversely affect our competitive position.

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of December 31, 2020, in the United States, we have been issued 26 patents, which are estimated to expire between 2027 and 2038, and have 7 patent applications pending for examination. As of such date, in Canada we also have 1 issued patent which expires in 2026 and 1 patent application pending for examination. In addition, as of December 31, 2020, we have 11 trademarks registered in the United States, 4 trademarks pending registration in the United States, and 32 trademarks registered in foreign jurisdictions.

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

In addition, we may in the future expand our international operations, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the internet, communications and technology industries may own large numbers of patents, copyrights and trademarks and may frequently threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights, which may adversely affect our business or financial prospects.

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

We may incur liabilities for the activities of our customers and other users of our services, which could adversely affect our business.

The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the Telephone Consumer Protection Act of 1991 restricts telemarketing and the sending of automatic SMS text messages without explicit customer consent.  The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.  We rely on contractual representations made to us by our customers that they will comply with our acceptable use restrictions and applicable law in using our services. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law.

Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability, which could have a material adverse effect on our business, financial condition and results of operations.

Our insurance policies may not provide coverage for liability arising out of activities of our customers or other users of our services. In addition, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

We may be subject to intellectual property claims, which could adversely affect our financial condition and ability to use certain critical technologies, divert our resources and management attention from our business operations and create uncertainty about ownership of technology essential to our business.

Our success depends, in part, on our ability to operate without infringing on the intellectual property rights of others. There can be no guarantee that any of our intellectual property will not be challenged by third parties. We may be subject to patent infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

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

Federal, state, and foreign regulation of telecommunications and data privacy may adversely affect our business and operating results.

We provide information and analytics services to our customers and reseller partners. In connection therewith, we obtain certain telecommunications products and services from carriers in order to deliver these packages of information and analytic services.

Telecommunications laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. If our carrier providers were to be subject to any changes in applicable law or regulation (or interpretations thereof), or additional taxes or surcharges, then we in turn may be subject to increased costs for their products and services or receive products and services that may be of less value to our customers, which in turn could adversely affect our business and operating results. Furthermore, our call recording and/or monitoring services may directly subject us to certain telecommunications-related regulations. Finally, in the event that any federal or state regulators were to expand the scope of applicable laws and regulations or their application to include certain end users and information service providers, then our business and operating results could also be adversely affected. The following existing and possible future federal and state laws could impact the growth and profitability of our business:

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

•

There is risk that a regulatory agency will require us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which we offer voice-related services such as call recording services to our customers.

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

•

Our international operations may expose us to telecommunications regulations and data and privacy regulations in the countries where we are operating and these regulations could negatively affect the viability of our business in those regions.

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, several states have passed laws that require businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. For example, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, it is anticipated that additional federal and state privacy-related legislation may be enacted. Such legislation could negatively affect our business.

Foreign countries may enact laws that could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy, eCommerce, Data Protection Directives (and similar legislation in other countries where we may have operations), and the EU General Data Protection Regulation, which is directly applicable to all member states and which has substantial compliance obligations and significant potential administrative fines for non-compliance. Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

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

We may be subject to securities litigation in connection with the divestiture transaction, which is expensive and could divert our attention.

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

GENERAL RISKS

We are susceptible to general economic conditions, natural catastrophic events and public health crises, and a downturn in spending by customers could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions. Deterioration in economic conditions could cause decreases in or delays in customer spending and reduce and/or negatively impact our short-term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

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

Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including: actual or anticipated fluctuations in our operating results; developments concerning proprietary rights, including patents, by us or a competitor; announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments; loss of senior management or other key personnel; registration of additional shares of Class B common stock in connection with acquisitions; lawsuits initiated against us or lawsuits initiated by us; announcements of acquisitions or technical innovations; potential loss or reduced contributions from customers, reseller partners and agencies; significant volatility in the market price and trading volume of technology companies in general and of companies in our industry in particular; changes in growth or earnings estimates or recommendations by analysts; changes in the market valuations of similar companies; changes in our industry and the overall economic environment, including but not limited to uncertainty attributable to public health crises, such as disease outbreaks, epidemics or pandemics (including COVID-19); volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock or upon exercise of stock options; Class B common stock repurchases under our share repurchase program; sales and purchases of stock by us or by our stockholders, including sales by certain of our executive officers and directors pursuant to written pre-determined selling and purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); short sales, hedging and other derivative transactions on shares of our Class B common stock; and an adverse impact on us from any of the other risks cited in this Risk Factors section.

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

As of December 31, 2020, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Our certificate of incorporation, as amended, our by-laws, as amended, and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Class B common stock. The following are examples of such provisions in our certificate of incorporation, as amended, or our by-laws, as amended: the authorized number of our directors can be changed only by a resolution of our board of directors; advance notice is required for proposals that can be acted upon at stockholder meetings; there are limitations on who may call stockholder meetings; and our board of directors is authorized, without prior stockholder approval, to create and issue “blank check” preferred stock.

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

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current or prior fiscal year. We declared and paid a special dividend in the last quarter of 2017 and the first quarter of 2018, respectively. Special dividends generally result in a reduction in stock price with the dividend distributed. In addition, we paid a quarterly dividend on our Class B common stock from November 2006 through May 2015. Our ability to pay dividends is dependent upon a variety of factors, including our financial results, liquidity and financial condition and capital requirements. There is no assurance that we will pay dividends in the future.

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

	High	Low
Year ended December 31, 2019
First Quarter	$4.90	$2.82
Second Quarter	$5.42	$4.10
Third Quarter	$4.97	$3.14
Fourth Quarter	$4.15	$3.03
Year ended December 31, 2020
First Quarter	$4.03	$1.33
Second Quarter	$1.89	$1.25
Third Quarter	$2.12	$1.44
Fourth Quarter	$2.45	$1.68

Holders

As of March 26, 2021, there was 1 stockholder of record of our Class A common stock and there were approximately 47 stockholders of record of our Class B common stock, respectively. Since many of our shares of Class B common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the fourth quarter of 2020, we did not have any shared repurchases under this program and 1,319,128 Class B common shares remain available for purchase under the plan.

In October 2020, the Company repurchased 5 million shares of its Class B common stock for $10.8 million in cash pursuant to a joint and equal tender offer with Edenbrook Capital, LLC.

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

Overview

Marchex is a conversational analytics and solutions company that helps business connect, drive, measure,  convert callers into customers, and connects the voice of the customer to their business. We deliver data insights and incorporate artificial intelligence (AI)-powered functionality that drives insights and solutions to help companies find, engage and support their customers across voice and text-based communication channels.

We believe that we have a set of tools for enterprises that depend on phone calls, texts and other communication channels to help convert prospects into customers, to deliver compelling customer experiences during the sales process and maximize returns. Our mission is to help our customers grow by giving them real-time insights into the conversations they are having with their customers across phone, text and other communication channels. Marchex leverages proprietary data and conversational insights to deliver real-time AI-powered functionality that drives solutions that help enable brands to personalize customer interactions in order to accelerate sales and grow their business.

We were incorporated in Delaware on January 17, 2003.

We have offices in Seattle, Washington; Wichita, Kansas; and Mississauga, Canada.

Recent Developments

New Product Launch

In November 2020, we launched Marchex Marketing Edge, a new solution that enables brand marketers and agencies to tie revenue-generating conversations back to the specific marketing campaigns that generated them. This new product captures conversational data across multiple communication channels, including calls, text, and chat - as well as web form completions - and uses AI-powered conversation intelligence to identify and classify the conversations that can drive sales. It helps enable businesses to complete and enrich the picture of their digital marketing performance and power automated actions by flowing conversational data into a growing list of third party Martech, Adtech, CRM and chat systems, and makes it simpler to create custom integrations.

Divestiture

In October 2020, we sold certain assets related to the Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics (the “Divestiture”). The purchaser is a related party controlled by a shareholder and officers of the Company. At closing, we received cash consideration of approximately $2.3 million. The sale also includes (i) contingent consideration based on the achievement of certain revenue and thresholds from the Call Marketplace, Local Leads Platform and the purchaser’s total business; (ii) certain contingent sale transaction consideration; (iii) shares of Class B common stock in the purchaser equal to the issuance of a 10% equity interest; and (iv) the cancellation of Company stock options for 1.5 million shares held by two executive officers of our Company who were involved in the transaction.

In connection with the closing, we also entered into an administrative support services agreement with the purchaser pursuant to which we will provide administrative services to the purchaser for a support services fee, with certain guaranteed payments to us in the first year and contingently in the second year following closing.

This Divestiture has been classified as discontinued operations for the year ended December 31, 2020. See Note 12. Discontinued Operations of the Notes to Consolidated Financial Statements for further discussion.

Tender Offer

In October 2020, we completed a joint and equal tender offer with Edenbrook Capital, LLC for the purchase of 10 million shares of Class B common stock at $2.15 per share, of which our share of the repurchase totaled approximately $10.8 million for 5 million shares.

COVID-19

In late 2019, an outbreak of COVID-19 emerged and by early March 2020 was declared a global pandemic by the World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March 2020, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility.

The rapid spread of COVID-19 globally has resulted in increased travel restrictions and disruption and shutdown of businesses. We have experienced adverse impacts from quarantines, market downturns and changes in customer behavior related to pandemic fears and impacts on our workforce due to COVID-19. In addition, many of our customers, reseller partners and agencies, service providers and suppliers have experienced financial distress, and may file for bankruptcy protection, go out of business, or suffer further disruptions in their business due to the coronavirus outbreak. The extent to which the coronavirus impacts our continuing results will depend on future developments, which are highly uncertain, but has resulted in a material adverse impact on our business, results of operations and financial condition at least for the near term.

For most of the quarter ended March 31, 2020, our results reflect historical trends and seasonality. However, beginning in March 2020 and through December 31, 2020, we experienced a decline in revenues due to the impact of COVID-19 and the related reductions in global economic activity and reduced spending by our customers in response to the macroeconomic impact. We also assessed the realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, which has been reflected in an increase in our allowance for credit losses for accounts receivable as of the year ended December 31, 2020. Additionally, we determined that indicators of impairment had occurred during the first quarter of 2020, which resulted in us performing an interim impairment analysis during the first quarter of 2020. As a result of this interim impairment test, we recognized an impairment of our intangible long-lived assets and goodwill during the first quarter of 2020. See the Notes to Consolidated Financial Statements for additional information. For additional information for the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations, refer to “Results of Operations” within this discussion and analysis and Item 1.A of Part I, “Risk Factors”.

Acquisition

In December 2019, we acquired 100% of the outstanding stock of Sonar Technologies, Inc. (“Sonar”) for consideration of approximately $8.5 million in cash at closing and approximately 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. We also agreed to issue up to approximately 389,000 shares of Class B common stock based upon the achievement of certain financial target goals by Sonar in 2020. These financial targets were not met in 2020.

The Company accounted for the Sonar acquisition as a business combination. See Note 9. Acquisition of the Notes to Consolidated Financial Statements for further discussion.

Factors Affecting our Performance

We utilize phone numbers as part of a number of analytics services to our customers such as our call and text analytics and communications. If we are not able to secure or retain sufficient phone numbers needed for our services or we are limited in the number of available telecommunication carriers or vendors to provide such phone numbers to us in the event of any industry consolidation or if telecommunication carriers or vendors were to experience system disruptions, our revenue and results of operations may be materially and adversely affected. We anticipate that these variables will fluctuate in the future, affecting our ability to grow and our financial results. In particular, it is difficult to project call and text usage, the number of calls or texts or other actions performed by users of our services.

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonality. Our experience has shown that during the spring and summer months, call volumes in certain verticals such as home services are generally higher than during other times of the year and during the latter part of the fourth quarter of the calendar year we generally experience lower call volumes. The extent to which call volumes may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in call volumes during these periods may adversely affect our growth rate and results and in turn the market price of our securities. However, there can be no assurances such seasonal trends will consistently repeat each year. Historically, we have seen this trend generally reversing in the first quarter of the calendar year with increased call volumes and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. However, there can be no assurances such seasonal trends will consistently repeat each year.

In addition, as discussed elsewhere in this report, we have and may continue to experience impacts from quarantines, market downturns and changes in customer behavior related to the pandemic. We believe that our future revenue growth will depend on, among other factors, our ability to attract new customers, compete effectively, maximize our sales efforts, successfully improve existing analytics products and sales engagement solutions, and develop successful new products and solutions. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Components of the Results of our Operations

Revenue

We generate the majority of our revenues from core analytics and solutions services. Our call analytics technology platform provides data and insights that can measure the performance of calls and texts for our customers. We generate revenue from our call analytics technology platform when customers pay us a fee for each call/text or call/text related data element they receive from calls or texts including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate. Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time as services are performed.

In certain cases, we record revenue based on available and reported preliminary information from third parties. Collection on the related receivables may vary from reported information based upon third party refinement of the estimated and reported amounts owed that occurs subsequent to period ends.

Service Costs

Our service costs represent the cost of providing our services to our customers. These costs primarily consist of telecommunication costs, including the use of phone numbers relating to our services; colocation service charges of our network equipment; bandwidth and software license fees; network operations; and payroll and related expenses of personnel, including stock based compensation.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in marketing and sales functions; advertising and promotional expenditures including online and outside marketing activities; cost of systems used to sell to and serve customers; and stock-based compensation of related personnel.

Product Development

Product development costs consist primarily of expenses incurred in the research and development, creation and enhancement of our products and services.

Our research and development expenses include payroll and related expenses for personnel; costs of computer hardware and software; costs incurred in developing features and functionality of the services we offer; and stock-based compensation of related personnel.

For the periods presented, substantially all of our product development expenses are research and development. Product development costs are expensed as incurred or capitalized into property and equipment in accordance U.S. GAAP.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; professional services, including accounting, legal and insurance; bad debt provisions; facilities costs; other general corporate expenses; and stock-based compensation of related personnel.

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

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets identified in connection with our acquisitions. The intangible assets have been identified as customer relationships; acquired technology; non-competition agreements; tradenames. These assets are amortized over useful lives ranging from 12 to 60 months.

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

Results of Operations

The following table presents revenue from continuing operations and certain of our operating results from continuing operations as a percentage of revenue (in thousands):

	Year ended December 31, 2019	% of revenue	Year ended December 31, 2020	% of revenue
Revenue from continuing operations	$54,489	100%	$51,218	100%
Expenses:
Service costs	$18,003	33%	$20,888	41%
Sales and marketing	13,729	25%	$16,656	33%
Product development	17,879	33%	$21,001	41%
General and administrative	13,022	24%	$12,796	25%
Amortization of intangible assets from acquisitions	6,263	11%	$5,331	10%
Acquisition and disposition related benefits	(447)	-1%	$(1,043)	-2%
	$68,449	126%	$75,629	148%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Years ended December 31,
	2019	2020
Service costs	$113	$36
Sales and marketing	469	1,041
Product development	233	358
General and administrative	2,000	2,172
Total stock-based compensation	$2,815	$3,607

See Note 5(b). Stock Option Plan of the Notes to Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased 6% from $54.5 million for the year ended December 31, 2019 to $51.2 million for the year ended December 31, 2020. This decrease was due primarily to the impact of the coronavirus pandemic on customer usage, rate discounts provided as a result of customer distress, and to a lesser extent, fewer customer accounts. These decreases were offset in part due to a full year of revenue contribution from Sonar, which we acquired in December 2019.

In the immediate term, we expect our revenues to be modestly lower or similar to levels of our most recent quarter as a result of the business disruption caused by the continuing coronavirus pandemic. While we saw some recovery in the latter part of 2020, we expect the disruption to our customers and our prospective customers will cause further delays in the sales process, delays in signing new customers, a decrease in business and rates from existing customers, and also delays in launching pilots and tests and new customer programs that were previously planned, resulting in lower near term revenues from our customers as well as lower than anticipated future new revenues from our prospective customers. We also expect that financial difficulties and business interruptions caused by the coronavirus impact has and will further result in some cases in payment delays, and an impairment of our customers’ ability to make payments, which we expect will further reduce our revenues from recent quarterly results.

In the longer term, we believe that our new product releases and growth initiatives may enable the Company to progress, resulting in an opportunity for potential revenue growth. A preliminary indicator of this potential growth is that several customers and prospective customers have indicated that they plan to initiate trials and are considering the adoption of new products, which would result in new revenue opportunities.

Expenses

Service Costs. Service costs increased 16% from $18.0 million for the year ended December 31, 2019 to $20.9 million for the year ended December 31, 2020. As a percentage of revenues, service costs were 33% and 41% for the year ended December 31, 2019 and 2020, respectively. The increase in dollars was primarily due to an increase in communication and network costs totaling $3.0 million resulting from our infrastructure initiatives, which include cloud migration initiatives, certain platform integrations and other initiatives. The increase as a percentage of revenue was primarily the result of these initiatives in conjunction with lower corresponding revenues in 2020.

We expect in the near and intermediate term that service costs in absolute dollars will be similar in relation to the most recent periods. Upon completion of various 2021 infrastructure efficiency initiatives, there may also be a positive impact on service costs as a percentage of revenue and further benefit in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses increased 21% from $13.7 million for the year ended December 31, 2019 to $16.7 million for the year ended December 31, 2020. As a percentage of revenue, sales and marketing expenses were 25% and 33% for the year ended December 31, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily attributable to an aggregate net increase in personnel and outside service provider costs and stock-based compensation costs totaling $3.6 million, offset in part by an aggregate net decrease in travel related costs largely due to pandemic influenced restrictions and outside marketing costs totaling $700,000. The increase in personnel costs was primarily the result of an increase in the number of personnel to enhance our sales and marketing activities, and to a lesser extent, as a result of the acquisition of Sonar in 2019. The percentage of revenue increase was also attributable to lower revenues in 2020.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to increase in connection with any revenue increase. We also expect, to the extent that we increase our marketing activities, this could correspondingly also cause an increase as a percentage of revenue. We also believe that if pandemic related restrictions ease, travel related costs will increase as compared to the year ended December 31, 2020.

Product Development. Product development expenses increased 17% from $17.9 million for the year ended December 31, 2019 to $21.0 million for the year ended December 31, 2020. As a percentage of revenue, product development expenses were 33% and 41% for the years ended December 31, 2019 and 2020, respectively. The net increase in dollars and as a percentage of revenue was primarily due to an aggregate increase in personnel and outside service provider costs totaling $3.2 million, which was primarily the result an increased investment in our product and infrastructure initiatives, as well as the acquisition of Sonar in December 2019. The percentage of revenue increase was also attributable to lower revenues in 2020.

In the immediate and longer term, to the extent our revenues increase, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses decreased 2% from $13.0 million for the year ended December 31, 2019 to $12.8 million for the year ended December 31, 2020. As a percentage of revenue, general and administrative expenses were 24% and 25% for the years ended December 31, 2019 and 2020, respectively. The slight decrease in dollars was primarily comprised of a decrease in personnel and outside service provider costs and stock-based compensation costs totaling $600,000 and a decrease in travel related costs of $200,000, offset by an aggregate increase in professional fees, and bad debt expenses of approximately $600,000 that were largely a result of pandemic influences on customers.

We also expect our general and administrative expenses to increase to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price. In addition, we anticipate that our general and administrative expenses will be adversely impacted by the continuing COVID-19 pandemic at least for the near term.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expenses was $6.3 million and $5.3 million for the year ended December 31, 2019 and 2020, respectively, The expense was associated with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions in November 2018 for the 2019 period, and with amortization of intangible assets acquired in the Telmetrics and Callcap acquisitions and the Sonar acquisition in 2019 for the 2020 period. During 2019 and 2020, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses. During the year ended December 31, 2020, we recorded an impairment charge totaling $5.0 million relating to our intangible assets from acquisitions. For additional information, see the discussion in “Impairment of Goodwill and Impairment of Intangible Assets from Acquisitions” below.

Acquisition and Disposition-related Benefits. The change in the acquisition and disposition-related benefits from $400,000 for the year ended December 31, 2019 to $1.0 million for the year ended December 31, 2020 was primarily due to a $1.5 million adjustment in 2020 to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and our acquisition of Sonar in December 2019, offset by accretion of interest expense and professional and related fees primarily associated with acquisition and disposition related matters during the year ended December 31, 2020.

Impairment of Goodwill and Impairment of Intangible Assets from Acquisitions. For the three months ended March 31, 2020, our stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. Accordingly, we tested our goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized an estimated impairment loss during the first quarter of 2020 of $14.7 million. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The goodwill impairment loss resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results. As of December 31, 2020, we have $17.6 million of goodwill remaining on our balance sheet.

In addition, we performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level (Telmetrics, Callcap and Sonar). Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, we were required to determine the fair value of each asset group. To estimate the fair value, we utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates that a market participant would use to manage the business. Based on the results of this testing, we recorded a pretax non-cash impairment totaling $5.0 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. This charge is reflected in our Consolidated Statements of Operations for the year ending December 31, 2020. The identified intangible assets acquired in the Telmetrics, Callcap and Sonar acquisitions, after this charge, are $9.2 million in aggregate as of December 31, 2020 and are being amortized on a straight-line basis over a range of useful lives of 12 to 60 months.

The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, or should other events occur indicating the remaining carrying value of our assets might be impaired, we would test our goodwill and intangible assets for impairment and may recognize an additional impairment loss to the extent that the carrying amount exceeds such assets’ fair values. No additional impairment of our intangible assets has been discovered since the first quarter of 2020.  We will continue to monitor our financial performance, stock price and other factors in order to determine if there are any additional indicators of impairment. As a result, we may record an additional impairment loss in the near or intermediate term, which could have an adverse effect on our financial condition and results of operations.

Income Tax (Benefit). The income tax (benefit) from continuing operations for the years ended December 31, 2019 and 2020 was ($3.5 million) and ($1.9 million), respectively. The income tax benefit for the year ended December 31, 2019 consisted primarily of deferred tax benefits related to one of our foreign jurisdictions, tax benefits from the release of a portion of our valuation allowance resulting from the acquisition of Sonar, and an allocation of profits to discontinued operations. The income tax benefit for the year ended December 31, 2020 consisted primarily of deferred tax benefits related to one of our foreign jurisdictions and an allocation of profits to discontinued operations, offset in part by U.S. state income tax expense. The effective tax rate differed from the expected tax rate of 21% for 2019 and 2020 due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts. We recognized approximately $290,000 of federal research and experimental credits for 2020.

At December 31, 2020, based on all the available evidence, both positive and negative, we determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly, we have recorded a 100% valuation allowance of $43.3 million against our net deferred tax assets ($44.6 million of deferred tax assets that are partially offset by $1.3 million in reversing deferred tax liabilities). This compares to a 100% valuation allowance of $19.1 million at December 31, 2019. The 2019 valuation allowance includes a partial release of $1.0 million as a result of newly recognized deferred tax liabilities related to the acquisition of Sonar in December 2019, as well as a reclassification of $18.4 million of the valuation allowance to discontinued operations. In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment. We have incurred federal taxable losses in 2019 and 2020.

Discontinued Operations, net of tax. In October 2020, we sold certain assets related to the Local Leads Platform, Call Marketplace and other assets note related to core conversational analytics. The operating results related to these dispositions are shown as discontinued operations, net of tax.

Income from discontinued operations, net of tax, was $5.7 million and $3.6 million for the years ended December 31, 2019 and 2020, respectively. In the October 2020 sale, we received net cash proceeds at closing of $2.3 million and the sale includes contingent earn-out payments that depend on the achievement of certain sales thresholds. No gain or loss on the sale of discontinued operations was recognized in the Consolidated Statement of Operations as it was sold to a related party. See Note 12. Discontinued Operations of the Notes to Consolidated Financial Statements for further discussion.

Net Loss. Net loss from continuing operations was $9.7 million in 2019 compared to net loss of $42.0 million in 2020. The increase in loss during the year ended December 31, 2020 was primarily attributable to a long-lived intangible assets and an estimated goodwill impairment charge with no corresponding amounts in the 2019 period, and to a lesser extent, higher amortization of intangible assets from acquisitions costs in 2020 as a result of the Sonar acquisition in December 2019 and due to higher operating costs in the 2020 period. These increases in costs were partially offset by a $1.5 million adjustment in the 2020 period to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and to our acquisition of Sonar in December 2019.

Liquidity and Capital Resources

As of December 31, 2019 and 2020, we had cash and cash equivalents of $41.7 million and $33.9 million, respectively. As of December 31, 2020, we had current debt of $5.1 million and current and long-term contractual obligations of $7.5 million, of which $5.3 million is for rent under our facility operating leases.

Cash used in operating activities was $3.4 million during the year ended December 31, 2020, of which approximately $7.0 million was used by continuing operations and $3.6 was provided by discontinued operations. The cash used in continuing operations was primarily a result of a net loss of $42.0 million, adjusted for non-cash items of $29.6 million, which primarily included the aggregate estimated impairment of goodwill and intangible assets from acquisitions of $19.6 million, in addition to depreciation and amortization, stock based compensation, the allowance for doubtful accounts and other changes in working capital, offset by an adjustment to the estimated fair value of our contingent consideration liability related to our acquisition of Telmetrics in November 2018 and Sonar in December 2019.

Cash provided by operating activities was $5.1 million during the year ended December 31, 2019, of which approximately $800,000 was used by continuing operations and $5.9 million was provided by discontinued operations. The cash used in continuing operating activities was primarily a result of a net loss of $9.7 million adjusted for non-cash items of $8.7 million, which included depreciation and amortization, stock based compensation, allowance for doubtful accounts, offset by a change in deferred taxes and the change in the estimated fair value of our contingent consideration liability related to our acquisition of Telmetrics in November 2018.

We expect that, at least for the near term, our revenues will be lower than in recent periods as a result of business disruption to our customers and prospects caused by the continuing pandemic. We do believe the disruption will impact our business in the intermediate and long term as well in part because several customers have had their operations permanently impacted or shut down. Further, we expect in 2021, that in some cases financial difficulties and business interruptions caused by the COVID-19 outbreak have and will result in further payment delays and an impairment of our customers to make payments. In turn, this will also cause our revenues to be lower than current levels if customers are unable to procure our services at the same volumes as previously, which we expect will be the case for several of our customers. It will also adversely impact our collectability associated with our accounts receivable balances and result in higher bad debt expenses. In addition, we expect it will reduce our cash flows from the levels we have experienced in recent periods. This expected adverse impact on our operating cash flows will correspondingly reduce our liquidity

Additionally, the Seattle, WA City Council recently implemented a new employee payroll tax which imposed a quarterly tax on businesses with rates ranging from 0.7% to 2.4% on certain employee and independent contractor earnings and will be effective January 1, 2021. We expect that this new employee payroll tax expense will result in an increase in our operating expenses since a number of our employees are based in Seattle. In addition, we expect it will reduce our cash flows to some extent from the levels we have experienced in recent periods. This expected impact on our operating cash flows will correspondingly reduce our liquidity.

Cash provided by investing activities for the year ended December 31, 2020 of $981,000 was all attributable to continuing operations and was primarily attributable to cash received from the sale of certain assets related to the Local Leads Platform, Call Marketplace and other assets note related to core conversational analytics in October 2020, partially offset by cash paid for purchases of property and equipment. Consideration received at closing consisted of cash proceeds of $2.3 million. Our liquidity and results of operations will be significantly affected by divesting these operations as the associated revenue and expenses and any potential contribution will no longer be included in our results of operations.

Cash used in investing activities was $9.7 million during the year ended December 31, 2019, of which approximately $9.6 million was used by continuing operations and $100,000 was used in discontinued operations. The cash used in continuing investing activities for the year ended December 31, 2019 was primarily attributable to cash paid for our acquisition of Sonar in 2019, net of cash acquired, and purchases of property and equipment.

We expect property and equipment purchases in the near and intermediate term to be relatively similar compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We plan to make a strategic expense investment in 2021 to address various infrastructure initiatives, including consolidating infrastructure and data centers. In consideration of the strategic expense initiative, we expect our expenditures for product development initiatives will be relatively stable to modestly higher in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives.

Cash used in financing activities was $5.5 million during the year ended December 31, 2020, of which approximately $5.7 million was used by continuing operations and $200,000 was provided by discontinued operations. The cash used in continuing financing activities was primarily attributable to repurchases of common stock, offset by proceeds received as part of the CARES Act funding. During the second quarter of 2020, we secured promissory notes to bank lenders pursuant to government loan programs (“the Loans”). The balance at December 31, 2020 is $5.1 million. The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration (“SBA”). The Loans bear an interest rate of 1% per annum, have a two-year maturity, and allows for early repayment and a deferment period in excess of six months. Amounts under the loans will be repayable to the lenders in monthly installments following the six-month deferment period. We expect this repayment commencement period to be in the third quarter of 2021. The loans or portions thereof may be eligible for forgiveness if certain requirements of the government program are met, however, in the event we assess and determine all or a portion may be eligible for forgiveness, the amount, if any, that ultimately may be forgiven is uncertain. Due to the uncertainties concerning the anticipated timing of repayment that are not within our control as well as the evolving parameters and interpretations of requirements, these loans are presented as a current liability on our Consolidated Balance Sheets. In addition, under a foreign wage subsidy program in response to the pandemic, a subsidiary received approximately $415,000 in funding, that was treated as a reduction of payroll expenses during year ended December 31, 2020.

The repurchases of common stock were a result of a joint and equal tender with Edenbrook Capital LLC for 10 million shares of the Company's Class B common stock at $2.15 per share, of which the Company's share of the repurchase totaled approximately $10.8 million for 5 million shares. In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. We have made no repurchases under the 2014 Repurchase Program for the years ended December 31, 2019 and 2020.

Cash provided by continuing financing activities for the year ended December 31, 2019 of approximately $1.9 million was primarily attributable to proceeds from option exercises.

Based on our operating plans we believe that our resources will be sufficient to fund our operations, including any investments in strategic initiatives, for at least twelve months, however the length and severity of the pandemic could influence our operating plans and resources significantly. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations and our company’s needs. There can be no assurance that, if we needed additional funds, financing arrangements would be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (U.S. GAAP). Our critical accounting policies are those that we believe have the most significant impact to reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities and that require the most difficult, subjective, or complex judgements.

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

While our significant accounting policies are more fully described in Note 1. Description of Business and Summary of Significant Accounting Policies and Practices, we believe the following topics reflect our critical accounting policies and our more significant judgement and estimates used in the preparation of our financial statements.

Principles of Consolidation

Our Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which U.S. GAAP requires consolidation even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE." An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Our Company holds a remaining interest in the related party purchaser of our divested operations, for which we determined we were not the primary beneficiary. Our variable interests in this VIE primarily relate to the issuance of a 10% equity interest in the related party purchaser; contingent consideration related to the transaction; and an administrative support services arrangement. Refer to Note 12, Discontinued Operations. Although this financial arrangement resulted in our holding variable interests in this related party entity, it did not empower us to direct the strategic and operational activities of the VIE that most significantly impact the VIE’s economic performance.

All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the Consolidated Financial Statements in the prior periods to conform to the current period presentation.

Revenue

We generate the majority of our revenues from core analytics and solutions services. Our call analytics technology platform provides data and insights that can measure the performance of calls and texts for our customers. We generate revenue from our call analytics technology platform when customers pay us a fee for each call/text or call/text related data element they receive from calls or texts including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-negotiated rate. As such, the majority of total revenue is derived from contracts that include consideration that is variable in nature. The variable elements of these contracts primarily include the number of transactions (for example, the number qualified phone calls).

Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time as services are performed. The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method. Intangible assets from acquisitions represent customer relationships, technologies, non-compete agreements, and tradenames related to previous acquisitions. These assets are determined to have definite lives and are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from one year to 5 years.

We apply the provisions of the FASB ASC Topic 350, “Intangibles - Goodwill and Other” (ASC 350) whereby assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead test for impairment at least annually. ASC 350 also requires that intangible assets with definite useful lives be amortized over the respective estimated lives to their estimated residual values and reviewed for impairment in accordance with ASC 360, “Property Plant and Equipment” (ASC 360). Intangible assets are "grouped" and evaluated for impairment at the lowest level of identifiable cash flows.

Goodwill is tested annually on November 30 for impairment. Goodwill and intangible assets are also tested more frequently if events and circumstances indicate that the assets might be impaired. The provisions of the accounting standard for goodwill and other intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Events and circumstances considered in determining whether the carrying value of goodwill and intangible assets may not be recoverable include but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of common stock and market capitalization. If our stock price were to trade below book value per share for an extended period of time and/or we experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill and intangible assets. An impairment loss is recognized to the extent that the carrying amount exceeds the asset or asset group’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values, and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We cannot accurately predict the amount and timing of any impairment of goodwill or intangible assets. Should the value of goodwill or intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

Any future impairment charges could have a material adverse effect on our financial results.

Provision for Income Taxes

We are subject to income taxes in the U.S. and certain international jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date.

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2019 and 2020. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Marchex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter - Discontinued Operations

As described in notes 1 and 12 to the consolidated financial statements, in October 2020, the Company completed a transaction with a related party entity controlled by a shareholder and officers of the Company resulting in the disposition of its interests in certain assets related to its Local Leads Platform, Call Marketplace and other assets (the “disposal group”). The assets and liabilities as of December 31, 2019, of the disposal group, and the related operations for the year ended December 31, 2020 and 2019, are presented as discontinued operations in the accompanying consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets

As described in Notes 1 and 10 to the consolidated financial statements, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. During the year ended December 31, 2020, the Company recorded an impairment of its identifiable intangible assets from acquisitions in the amount of $5.0 million.

We identified the measurement of the intangible asset impairment loss as a critical audit matter. The Company’s identification of asset groups, estimates of expected future cash flows, and fair value estimates of each asset group were highly dependent on judgments made by management, including forecasts of future market and economic conditions. The significant assumptions used in the Company’s fair value estimates included forecasts of future revenues, customer churn rates, operating margins and discount rates. Auditing these assumptions required a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included, among others:

•	Assessing the appropriateness of management’s identification of asset groups through review of forecasts and readily apparent cash flows.

•

Evaluating management’s process for developing the fair value estimates, including assessing reasonableness of valuation methodologies, performing sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the asset groups, and assessing historical accuracy of management's estimates.

•

Testing the forecasts of future revenues, customer churn rates, operating margins and discount rates and the underlying data used by the Company in its analysis by comparing to market data, historical trends, and call volume data.

•	Assessing the Company’s discounted cash flow estimates, including selection of appropriate discount rates with the assistance of auditor-employed value specialists.

Variable Interest Entities and Related Party Transaction

As described in Notes 1 and 12 to the consolidated financial statements, the Company sold its interests in certain assets related to the Local Leads Platform, Call Marketplace and other assets to a related party entity controlled by a shareholder and officers of the Company. The Company concluded that the related party entity is a variable interest entity (VIE) and that the Company is not the primary beneficiary as it does not have the power to direct the activities that are most significant to the VIE. Therefore, the Company has not consolidated the VIE.

In determining whether the Company may be considered the primary beneficiary of the VIE, the Company considered the nature of its ongoing involvement with the VIE, including its administrative support services arrangement, 10% equity interest, and contingent consideration arrangements related to the transaction. As a result of the substantial related party relationship between the Company and the VIE, significant judgements were required by management in their assessment of whether those arrangements provide the entity with the power to direct the business activities that most significantly affect the economic performance of the VIE.

We identified management’s conclusion that the Company is not the primary beneficiary as a critical audit matter because of the significant judgments necessary for management to determine whether the explicit and implicit arrangements in place with the related party provide the Company with the power to direct the activities that are most significant to the VIE. Due to the complexity and nature of the related party relationships, auditing the Company’s conclusion that it is not the primary beneficiary was especially subjective and required a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of the purpose and design of the related party VIE, including making inquiries of management and reading the VIE’s governing documents and the Company’s public disclosures.

•

Evaluating management’s identification of the activities that most significantly impact the VIE’s economic performance based on our understanding of the design of the entity and nature of the divested business.

•

Assessing management’s evaluation of how decisions about the significant activities of the VIE are made, including evaluating the voting rights and privileges of the VIE’s equity holders, the composition of the board of directors, and the nature and terms of the Company’s administrative support services arrangement with the VIE.

•	Consulting with subject matter experts to assess the appropriateness of the Company’s accounting conclusions.

/s/ Moss Adams LLP

Seattle, Washington

March 31, 2021

We have served as the Company’s auditor since 2017.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$41,731	$33,851
Accounts receivable, net	7,525	6,331
Prepaid expenses and other current assets	2,015	2,160
Current assets of discontinued operations	11,148	—
Total current assets	62,419	42,342
Property and equipment, net	2,995	2,747
Other assets, net	312	1,345
Right-of-use lease asset	5,801	3,744
Goodwill	32,330	17,558
Intangible assets from acquisitions, net	19,485	9,196
Long-term assets of discontinued operations	1,159	—
Total assets	$124,501	$76,932
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$618	$2,424
Accrued benefits and payroll	2,694	5,975
Other accrued expenses and current liabilities	4,165	4,210
Deferred revenue and deposits	866	1,393
Lease liability current	1,500	1,827
Loan obligations, current	—	5,123
Current liabilities of discontinued operations	7,703	—
Total current liabilities	17,546	20,952
Deferred tax liabilities	981	156
Lease liability non-current	5,664	3,136
Other non-current liabilities	473	—
Total liabilities	24,664	24,244
Commitments and contingencies - See Note 4
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2019 and 2020	49	49
Class B: 125,000 shares authorized; 39,610 shares issued and outstanding at December 31, 2019, including 1,030 shares of restricted stock; and 36,462 shares issued and outstanding at December 31, 2020, including 1,007 shares of restricted stock	396	365
Additional paid-in capital	359,632	350,960
Accumulated deficit	(260,240)	(298,686)
Total stockholders’ equity	99,837	52,688
Total liabilities and stockholders’ equity	$124,501	$76,932

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2019	2020
Revenue	$54,489	$51,218
Expenses:
Service costs (1)	18,003	20,888
Sales and marketing (1)	13,729	16,656
Product development (1)	17,879	21,001
General and administrative (1)	13,022	12,796
Amortization of intangible assets from acquisitions (2)	6,263	5,331
Acquisition and disposition related benefits	(447)	(1,043)
Total operating expenses	68,449	75,629
Impairment of goodwill	—	(14,688)
Impairment of intangible assets from acquisitions	—	(4,959)
Loss from operations	(13,960)	(44,058)
Interest income and other, net	752	123
Loss before provision for income taxes	(13,208)	(43,935)
Income tax (benefit)	(3,476)	(1,917)
Loss from continuing operations	(9,732)	(42,018)
Income from discontinued operations, net of tax	5,690	3,572
Net loss applicable to common stockholders	$(4,042)	$(38,446)
Basic and diluted net loss per Class A share applicable to common stockholders:
Continuing operations	$(0.21)	$(0.91)
Discontinued operations, net of tax	0.12	$0.08
Basic and diluted net income (loss) per Class A share applicable to common stockholders	$(0.09)	$(0.83)
Basic and diluted net income (loss) per Class B share applicable to common stockholders:
Continuing operations	$(0.21)	$(0.91)
Discontinued operations	0.12	$0.08
Basic and diluted net income (loss) per Class B share applicable to common stockholders	$(0.09)	$(0.83)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,793	4,661
Class B	40,667	41,599
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,793	4,661
Class B	45,460	46,260
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions:
Service costs	$2,331	$2,636
Sales and marketing	2,497	2,053
General and administrative	1,435	642
Total	$6,263	$5,331

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2018	5,056	$53	36,965	$370	—	—	$350,801	$(256,198)	95,026
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	1,491	15	(90)	(1)	1,889	—	1,903
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	3,147	—	3,147
Retirement of treasury stock	—	—	(90)	(1)	90	1	—	—	—
Deferred issuance of Class B common stock in connection with acquisition	—	—	—	—	—	—	3,803	—	3,803
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	849	8	—	—	(8)	—	—
Conversion of Class A common stock to Class B common stock	(395)	(4)	395	4	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	$(4,042)	(4,042)
Balances at December 31, 2019	4,661	$49	39,610	$396	—	—	$359,632	$(260,240)	$99,837
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	722	8	(5,000)	(10,852)	(29)	—	(10,873)
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	3,834	—	3,834
Repurchase and retirement of treasury stock	—	—	(5,000)	(50)	5,000	10,852	(10,700)	—	102
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	1,130	11	—	—	(11)	—	—
Divestiture consideration, net	—	—	—	—	—	—	(1,766)	—	(1,766)
Net loss	—	—	—	—	—	—	—	$(38,446)	(38,446)
Balances at December 31, 2020	4,661	$49	36,462	$365	—	—	$350,960	$(298,686)	$52,688

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2019	2020
Cash flows from operating activities:
Net loss applicable to common stockholders	$(4,042)	$(38,446)
Less:
Net income from discontinued operations, net of tax	5,690	3,572
Loss from continuing operations	(9,732)	(42,018)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Amortization and depreciation	8,125	7,248
Acquisition and disposition related benefits	(1,082)	(1,596)
Allowance for doubtful accounts and advertiser credits	246	1,274
Deferred income taxes	(1,733)	(826)
Stock-based compensation	3,147	3,834
Impairment of goodwill	—	14,688
Impairment of intangible assets from acquisitions	—	4,959
Change in certain assets and liabilities:
Accounts receivable, net	36	(80)
Prepaid expenses, other current assets, and other assets	903	(1,116)
Accounts payable	(218)	1,791
Accrued expenses and other current liabilities	376	4,309
Deferred revenue and deposits	(783)	527
Other non-current liabilities	(121)	—
Net cash (used in) continuing operating activities	(836)	(7,006)
Net cash provided by discontinued operating activities	5,930	3,633
Net cash provided by (used in) operating activities	5,094	(3,373)
Cash flows from investing activities:
Cash from sale of discontinued operations	—	2,250
Purchases of property and equipment	(1,623)	(1,353)
Purchases of intangible assets and changes in other non-current assets	(60)	(4)
Cash paid for acquisitions, net of cash acquired	(7,921)	88
Net cash provided by (used in) continuing investing activities	(9,604)	981
Net cash provided by (used in) discontinued investing activities	(79)	—
Net cash provided by (used in) investing activities	(9,683)	981
Cash flows from financing activities:
Repurchase of Class B common stock for treasury stock	—	(10,852)
Proceeds from Cares Act loans	—	5,119
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	1,885	80
Net cash provided by (used in) continuing financing activities	1,885	(5,653)
Net cash provided by (used in) discontinued financing activities	—	165
Net cash provided by (used in) financing activities	1,885	(5,488)
Net decrease in cash and cash equivalents	(2,704)	(7,880)
Cash and cash equivalents at beginning of period	45,230	41,731
Less: Cash and cash equivalents of discontinued operations at end of period	(795)	—
Cash and cash equivalents of continuing operations at end of period	$41,731	$33,851
Supplemental disclosure of cash flow information:
Cash received (paid) during the period for income taxes, net of refunds	$31	$(35)
Cash received during the period for interest, net	779	105
Cash paid for operating leases	1,693	1,765
Right-of-use assets obtained in exchanged for new operating lease liabilities	—	1,121
Change in right-of-use assets obtained in exchange for operating lease liabilities	—	1,741
Supplemental disclosure of non-cash investing and financing activities:
Deferred issuance of Class B common stock in connection with acquisition	$3,803	$—
Issuance of deferred Class B common stock in connection with prior deferred issuance from acquisition	8	11
Property and equipment acquired in accounts payable and accrued expenses	45	15
Acquisition-related liabilities not paid	1,016	—
Retirement of treasury stock	—	10,852

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a conversational analytics and solutions company that helps businesses connect, drive, measure, and convert callers into customers, and connects the voice of the customer to their business. We deliver data insights and incorporate artificial intelligence (AI)-powered functionality that drives insights and solutions to help companies find, engage and support their customers across voice and text-based communication channels.

Acquisition

In December 2019, the Company acquired Sonar Technologies, Inc. (“Sonar”), an enterprise text and messaging sales engagement and analytics company. See Note 9. Acquisition of the Notes to Consolidated Financial Statements for further discussion.

Divestiture

In October 2020, the Company sold its interests in certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics and sales engagement solutions. The purchaser is a related party controlled by a shareholder and officers of the Company. The assets met the definition of a business and represents a discontinued operation since the disposal enables the Company to focus more wholly on its core conversational analytics and sales engagement solution activities, and it will have a significant effect on the Company’s operations and financial results. The Company will have no further involvement in the key strategic decision making or operations of the business. As a result, the operating results related to these assets are shown as discontinued operations, net of tax, in the Consolidated Statements of Operations for all periods presented. In addition, in the Consolidated Balance Sheet as of December 31, 2019, the assets and liabilities held for sale have been presented separately. See Note 12. Discontinued Operations of the Notes to the Consolidated Financial Statements for further discussion. Unless otherwise indicated, information presented in the Notes to the Financial Statements relates only to the Company’s continuing operations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for advertiser credits, useful lives for property and equipment and intangible assets, valuation of intangible assets, valuation of contingent consideration transferred as a result of business combinations, the fair value of the Company’s common stock and stock option awards, the impairment of goodwill and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Our Company consolidates all entities that we control by ownership of a majority voting interest. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the Consolidated Financial Statements in the prior periods to conform to the current period presentation.

Additionally, there are situations in which U.S. GAAP requires consolidation even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE." An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Our Company holds a remaining interest in the related party purchaser of our divested operations, for which we determined we were not the primary beneficiary. Our variable interests in this VIE primarily relate to the issuance of a 10% equity interest in the related party purchaser; contingent consideration related to the transaction; and an administrative support services arrangement. Refer to Note 12, Discontinued Operations. Although this financial arrangement resulted in our holding variable interests in this related party entity, it did not empower us to direct the strategic and operational activities of the VIE that most significantly impact the VIE’s economic performance. Our Company's investment related to this VIE totaled $341,000 as of December 31, 2020, representing our maximum exposure to loss. The Company's investment related to this VIE was not individually significant to the Company's Consolidated Financial Statements.

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

For most of the quarter ended March 31, 2020, the Company’s results reflect historical trends and seasonality. However, in March 2020 and through December 31, 2020, the Company experienced a decline in revenues due to the impact of COVID-19 and the related reductions in global economic activity and reduced spending by its customers in response to the macroeconomic impact. During the quarter ended March 31, 2020, the Company also assessed the realized and potential credit deterioration of its customers due to changes in the macroeconomic environment, which has been reflected in an increase in its allowance for credit losses for accounts receivable as of the quarter ended December 31, 2020. Additionally, the Company determined that indicators of impairment had occurred during the first quarter of 2020, which resulted in the Company performing an interim impairment analysis during the first quarter of 2020. As a result of this interim impairment test, the Company recognized an impairment of its intangible long-lived assets and goodwill during the first quarter of 2020. See the Note 10. Identifiable Intangible Assets from Acquisitions and Note 11. Goodwill in these Notes to the Consolidated Financial Statements for additional information.

For additional information for the effects of the COVID-19 pandemic and resulting global disruptions on the Company’s business and operations, refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1.A of Part I, “Risk Factors”.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

(d) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2019 and 2020: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The following table provides information about the fair value of our cash and cash equivalents balance (in thousands):

	Years ended December 31,
	2019	2020
Level 1 Assets:
Cash	$14,463	$13,492
Money market funds	27,268	20,359
Total cash and cash equivalents	$41,731	$33,851

In addition, the Company has acquisition-related liabilities which are recorded at fair value. The fair value was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals. See Note 9. Acquisition of the Notes to Consolidated Financial Statements for further discussion.

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

The allowance for doubtful accounts activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2019	417	4	155	266
December 31, 2020	266	246	68	444

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows (in thousands):

	Balance at beginning of period	Additions charged against revenue	Credits processed and other	Balance at end of period
December 31, 2019	543	242	632	153
December 31, 2020	153	1,029	520	662

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

(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method, net of recognized impairment.

Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. As of the year ended December 31, 2019 and 2020, the Company had $32.3 million and $17.6 million, respectively, of goodwill on its balance sheet, net of recognized impairment. See Note 11. Goodwill for further discussion.

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

(i) Revenue Recognition

We generate the majority of our revenues from core analytics and solutions services. Customers typically receive the benefit of the Company’s services as they are performed and substantially all the Company’s revenue is recognized over time as the services are performed.

Revenue is recognized when a customer obtains control of services in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company measures revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service or product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

The Company’s call analytics technology platform provides data and insights that can measure the performance of mobile, online and offline advertising for customers and small business resellers. The Company generates revenue from the Company’s call analytics technology platform when advertisers pay the Company a fee for each call/text or call/text related data element they receive from calls or texts or for each phone number tracked based on a pre-negotiated rate. Revenue is recognized as services are provided over time, which is generally measured by the delivery of each call/text or call/text related data element or each phone number tracked.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. The balance associated with the allowance for advertiser credits in the Company’s Consolidated Balance Sheet was $274,000 and $206,000 as of December 31, 2019 and 2020, respectively. Customer payments received in advance of revenue recognition are also contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s Consolidated Balance Sheet as of December 31, 2019 and 2020, was $866,000 and $1.4 million, respectively. During the year ended December 31, 2019 and 2020, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $1.5 million and $932,000, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31 2019, and 2020, the Company had $287,000 and $167,000 of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $688,000 and $989,000 for the year ended December 31, 2019 and 2020, respectively.

(j) Service Costs

Our service costs represent the cost of providing our services to our customers. These costs primarily consist of telecommunication costs, including the use of phone numbers relating to our services; colocation service charges of our network equipment; bandwidth and software license fees; network operations; and payroll and related expenses of personnel, including stock based compensation.

(k) Advertising Expenses

Advertising costs are expensed as incurred and include mobile and online advertising and related outside marketing activities, including sponsorships and trade shows. Such costs are included in sales and marketing. Advertising costs were approximately $1.5 million and $1.3 million for the years ended December 31, 2019 and 2020, respectively.

(l) Product Development

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

There were no customers that represented more than 10% of consolidated revenue for the years ended December 31, 2019 and 2020.

The Company has one customer that represents more than 10% of consolidated accounts receivable. The outstanding receivable balance for this customer is as follows (in percentages):

	At December 31,
	2019	2020
Customer A	16%	18%

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

The following table presents the computation of basic net loss per share for the periods ended (in thousands, except per share amounts):

	Years ended December 31,
	2019		2020
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss from continuing operations, net of tax	$(1,026)	$(8,706)	$(4,233)	$(37,785)
Discontinued operations, net of tax	600	5,090	360	3,212
Net loss applicable to common stockholders	$(426)	$(3,616)	$(3,873)	$(34,573)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,793	40,667	4,661	41,599
Basic net income (loss) per share:
Continuing operations, net of tax	$(0.21)	$(0.21)	$(0.91)	$(0.91)
Discontinued operations, net of tax	0.12	0.12	0.08	0.08
Basic net loss per share applicable to common stockholders	$(0.09)	$(0.09)	$(0.83)	$(0.83)

The following table presents the computation of diluted net loss per share for the periods ended (in thousands, except per share amounts):

	Years ended December 31,
	2019		2020
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss from continuing operations, net of tax	$(1,026)	$(8,706)	$(4,233)	$(37,785)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(1,026)	—	(4,233)
Diluted net loss from continuing operations, net of tax	$(1,026)	$(9,732)	$(4,233)	$(42,018)
Net income from discontinued operations, net of tax	600	5,090	360	3,212
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B share	—	600	—	360
Diluted net income from discontinued operations, net of tax	$600	$5,690	$360	$3,572
Net loss applicable to common stockholders	$(426)	$(4,042)	$(3,873)	$(38,446)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,793	40,667	4,661	41,599
Conversion of Class A to Class B common shares outstanding	—	4,793	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,793	45,460	4,661	46,260
Diluted net loss per share:
Continuing operations, net of tax	$(0.21)	$(0.21)	$(0.91)	$(0.91)
Discontinued operations, net of tax	0.12	0.12	0.08	0.08
Diluted net loss per share applicable to common stockholders	$(0.09)	$(0.09)	$(0.83)	$(0.83)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the years ended December 31, 2019 and 2020, outstanding options to acquire 4,782 and 3,460 shares, respectively, of Class B common stock.
•	For the years ended December 31, 2019 and 2020, 1,030 and 1,007 shares of unvested Class B restricted common shares, respectively.
•	For the years ended December 31, 2019 and 2020, 756 and 617 restricted stock units, respectively.

(q) Guarantees

FASB ASC Topic 460, Guarantees provides accounting guidance surrounding liability recognition and disclosure requirements related to guarantees. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Topic 460 except for standard indemnification provisions that are contained within many of the Company’s agreements, and give rise only to the disclosure requirements prescribed by FASB ASC Topic 460.

In certain agreements, the Company has agreed to indemnification provisions of varying scope and terms with customers, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company and intellectual property infringement claims made by third parties. As a result of these provisions, the Company may from time to time provide certain levels of financial support to contract parties to seek to minimize the impact of any associated litigation in which they may be involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefore have been recorded in the accompanying Consolidated Financial Statements. However, the maximum potential amount of the future payments the Company could be required to make under these indemnification provisions could be material.

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

(2) Property and Equipment

Property and equipment consisted of the following (in thousands):

	Years ended December 31,
	2019 (1)	2020 (1)
Computer and other related equipment	$19,274	$13,278
Purchased and internally developed software	2,055	2,058
Furniture and fixtures	1,033	1,271
Leasehold improvements	1,737	1,737
	$24,099	$18,344
Less: accumulated depreciation and amortization	(21,104)	(15,597)
Property and equipment, net	$2,995	$2,747

(1)	Includes the original cost of fully-depreciated fixed assets which were $19.6 million and $ 13.6 million at December 31, 2019 and 2020, respectively.

Depreciation and amortization expense related to property and equipment was approximately $1.5 million and $1.6 million for the years ended December 31, 2019 and 2020, respectively.

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

Lease cost recognized in the Company’s Consolidated Statements of Operations and other information is summarized as follows (in thousands):

	Years ended December 31,
	2019	2020
Operating lease cost	$1,703	$1,700
Short-term operating lease cost (1)	118	46
Total operating lease cost	1,821	1,746
Other information:
Weighted-average remaining lease term - operating leases	5.2 years	2.8 years
Weighted-average discount rate - operating leases (2)	5.0%	4.8%

(1)

The Company elected the practical expedient permitted in ASC Topic 842. As such, its short-term operating lease in Wichita, Kansas is not recognized as a liability on the Company’s balance sheet as of December 31, 2019. The Company recognizes short-term operating lease costs on a straight-line basis.

(2)

The discount rate used to compute the present value of total lease liabilities as of December 31, 2019 and 2020 and was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease or implementation date of ASC 842 on January 1, 2019.

As of December 31, 2020, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments	$5,328
Less: imputed interest	(365)
Present value of total operating lease liabilities	4,963
Less: current portion of operating lease liabilities	(1,827)
Total long-term operating lease liabilities	$3,136

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

Future minimum payments are approximately as follows (in thousands):

	Facilities operating leases	Other contractual obligations	Total
2021	1,913	1,844	3,757
2022	1,871	260	2,131
2023	1,161	30	1,191
2024	209	—	209
2025 and after	174	—	174
Total minimum payments	$5,328	$2,134	$7,462
(1) For additional information regarding the Company's facilities operating leases, see Note 3. Leases of the Notes to Consolidated Financial Statements for further discussion.

(b) Contingencies

The Company from time to time is a party to disputes and legal and administrative proceedings arising from the ordinary course of business. In some agreements to which the Company is a party to, the Company has agreed to indemnification provisions of varying scope and terms with customers, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company and intellectual property infringement claims made by third parties. As a result of these provisions, the Company may from time to time provide certain levels of financial support to its contract parties to seek to minimize the impact of any associated litigation in which they may be involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefore have been recorded in the accompanying Consolidated Financial Statements. However, the maximum potential amount of the future payments the Company could be required to make under these indemnification provisions could be material.

While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(5) Income Taxes

  The components of loss from continuing operations before provision for income taxes consist of the following (in thousands):

	Years ended December 31,
	2019	2020
United States	$(12,619)	$(38,622)
Foreign	(589)	(5,313)
Loss from continuing operations before provision for income taxes	$(13,208)	$(43,935)

The provision for income taxes for the Company’s continuing operations consists of the following (in thousands):

	Years ended December 31,
	2019	2020
Current federal provision
Federal	$—	$—
State	—	21
Deferred provision (benefit)
Federal	(2,531)	(901)
State	(397)	(153)
Foreign	(548)	(884)
Total income tax benefit	$(3,476)	$(1,917)

The Company’s income tax benefit from continuing operations differed from the amounts computed by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following (in thousands):

	Years ended December 31,
	2019	2020
Income tax benefit at U.S. statutory rate	$(2,771)	$(9,226)
State taxes, net of valuation allowance	(314)	(103)
Stock-based compensation (1)	75	154
Valuation allowance	306	7,427
Foreign tax differential	(101)	(1,124)
Tax credits	(279)	(167)
Impairment	—	1,410
Acquisition/accretion benefits	(428)	(250)
Meals and entertainment	59	1
Other expenses	(23)	(39)
Total income tax benefit	$(3,476)	$(1,917)
(1)	Includes non-deductible stock-based compensation and excess tax benefits and shortfalls from stock-based compensation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below and reflects the 21% U.S. federal statutory rate for 2019 and 2020 (in thousands):

	Years ended December 31,
	2019	2020
Deferred tax assets:
Accrued liabilities not currently deductible	$381	$651
Intangible assets- excess of financial statement over tax amortization	139	982
Goodwill recognized on financial statements in excess of tax amortization	601	(18)
Stock-based compensation	2,033	2,524
Federal net operating and capital losses	3,499	21,531
State, local and foreign net operating and capital loss carryforwards	7,133	12,325
Research & experimental tax and other credit carryforwards	4,129	4,640
Lease liability	1,899	1,250
Other	912	735
Gross deferred tax assets	20,726	44,620
Valuation allowance	(19,126)	(43,314)
Net deferred tax assets	$1,600	$1,306
Deferred tax liabilities:
Intangible assets-excess of tax over financial statement amortization	(1,044)	(532)
Right-of-use lease asset	(1,537)	(930)
Net deferred tax liabilities	$(981)	$(156)

  As of December 31, 2020, the Company’s federal NOCL carryforwards were approximately $102.5 million and federal research and development credit carryforwards were $4.5 million. These will begin to expire in 2032 and 2029, respectively, for income tax purposes. These credits are potentially available to offset future tax liabilities. As of December 31, 2020, the Company’s gross state, city, and other foreign jurisdiction NOCL carryforwards were approximately $147.3 million, which begin to expire in 2023. The Tax Reform Act of 1986 limits the use of NOCL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company is not aware that any such change has occurred related to these specific NOCL carryforwards, or that the utilization of the carryforwards is limited such that these NOCL carryforwards will likely never be utilized. Accordingly, the Company has included these federal NOCL carryforwards in its deferred tax assets (subject to valuation allowance).

The Company has recorded a deferred tax asset for stock-based compensation recorded on unexercised non-qualified stock options and certain restricted shares and restricted share units. The ultimate realization of this asset is dependent upon the fair value of the Company’s stock when the options are exercised and when restricted shares or restricted share units vest, and generation of sufficient taxable income to realize the benefit of the related taxdeduction.

Federal and state net operating and capital losses included in Deferred tax assets include $16.3 million of losses related to the 2020 Divestiture. The Company is in the process of analyzing this transaction to determine classification for tax purposes.

At December 31, 2019 and 2020, the Company recorded a valuation allowance of $19.1 million, and $43.3 million, respectively, against its federal, state, city and foreign net deferred tax assets for continuing operations, as it believes it is more likely than not that these benefits will not be realized. The net change in the total valuation allowance for each of the years ended December 31, 2019 and 2020 was $(15.9) million and $24.2 million, respectively.

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The Company incurred taxable losses from 2016 through 2020. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. Resolution of uncertain tax positions will impact the Company’s effective tax rate when settled. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The following table summarizes activity related to tax contingencies from January 1, 2019 to December 31, 2020 which are recorded as an offset to deferred tax assets (in thousands):

Gross tax contingencies—January 1, 2019	$1,158
Gross increases to tax positions associated with prior periods	—
Gross increases to current period tax positions	110
Gross decreases to tax positions associated with prior periods	—
Settlements	—
Lapse of statute of limitations	—
Gross tax contingencies—December 31, 2019	1,268
Gross increases to tax positions associated with prior periods	—
Gross increases to current period tax positions	97
Gross decreases to tax positions associated with prior periods	—
Settlements	—
Lapse of statute of limitations	—
Gross tax contingencies—December 31, 2020	$1,365

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

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. The Company has made no repurchases under the 2014 Repurchase Program for the years ended December 31, 2019 and 2020.  During the year ended December 31, 2019, the Company repurchased 90,000 shares of Class B common stock for approximately $900 (employee restricted equity subject to vesting and were repurchased for $.01 per share upon termination of employment), which was not pursuant to the 2014 Repurchase Program.  During the year ended December 31, 2020, a joint and equal tender from the Company and Edenbrook Capital LLC (an existing shareholder of the Company) (the "Offer") was completed for 10 million shares of the Company's Class B common stock at $2.15 per share, of which the Company's share of the repurchase totaled approximately $10.8 million for 5 million shares, which was not pursuant to the 2014 Repurchase Program. Shares repurchased but not yet retired by the Company are classified as treasury stock on the Consolidated Balance Sheet before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

In November 2018, the Company acquired 100% of the outstanding stock of Callcap for consideration of approximately $25 million in cash at closing and approximately 3.4 million shares of Class B common stock to be issued over the four year period following the acquisition date.  The issuance of the Class B common stock is not contingent.

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

(b) Stock Option Plan

The Company’s stock incentive plan (the “2012 Plan”), which was established in 2012, allows for grants of stock options, restricted stock units and restricted stock awards to eligible participants and such options may be designated as incentive or non-qualified stock options at the discretion of the 2012 Plan’s Administrative Committee. Prior to the 2012 Plan, the Company granted stock-based awards under its 2003 Amended and Restated Stock Incentive Plan (the “2003 Plan”). No further awards were made under the 2003 Plan after December 31, 2012. The 2012 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the 2012 Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2013 equal to 5% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, the lesser of 2,000,000 shares of Class B common stock or such number as determined by the Company’s board of directors. As a result of this provision, the authorized number of shares available under the 2012 Plan was increased by 2,213,550 and 2,056,116 on January 1, 2020 and 2021, respectively, bringing the aggregate authorized number of shares available under the 2012 plan to 22,214,886. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4-year period and restricted stock awards and units vest 25% each year annually over a 4-year period.

The Company did not grant any options with exercise prices less than the then current market value during 2019 and 2020.

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

Stock-based compensation expense was included in the following operating expense categories (in thousands):

	Years ended December 31,
	2019	2020
Service costs	$113	$36
Sales and marketing	469	1,041
Product development	233	358
General and administrative	2,000	2,172
Total stock-based compensation	$2,815	$3,607

For the years ended December 31, 2019 and 2020, the income tax benefit related to stock-based compensation included in net loss was $0 for all periods due to the valuation allowance recorded on the deferred tax assets.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2019 and 2020, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following assumptions were used in determining the fair value of time-vested stock options granted for the periods indicated:

	Years ended December 31,
	2019	2020
Expected life (in years)	4.00-6.25	4.00-6.25
Risk-free interest rate	1.57% - 2.22%	0.17% - 1.22%
Expected volatility	39% to 50%	46% - 54%
Weighted average expected volatility	38%	52%

Stock option, restricted stock award, and restricted stock unit activity during the period is as follows:

	Options and Restricted Stock available for grant (in thousands)	Number of options outstanding (in thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2019	11,566	4,782	$4.80	5.82	$1,585
Increase to pool January 1, 2020	2,214	—
Options granted	(760)	760	$2.29
Restricted stock granted	(560)	—
Restricted stock forfeited	21	—
Options exercised	—	—
Options cancelled	1,472	(1,472)	5.81
Options expired	477	(477)	$5.12
Options forfeited	133	(133)	$3.48
Balance at December 31, 2020	14,563	3,460	$3.82	6.50	$27
Options exercisable at December 31, 2020		1,934	$4.51	5.10	$—

In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics to an entity controlled by certain offices and shareholders of the Company. Company options for 1.5 million shares that were held by two officers of the Company who were involved in the transaction were cancelled in connection with the divestiture. See Note 12. Discontinued Operations for additional information.

Information related to stock compensation activity during the period indicated is as follows:

	Years ended December 31,
	2019	2020
Weighted average fair value of options granted	$1.62	$1.08
Intrinsic value of options exercised (in thousands)	$496	$-
Total grant date fair value of restricted stock vested (in thousands)	$1,545	$2,666

At December 31, 2020, there was $1.4 million of unrecognized stock option compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.9 years.

During the year ended December 31, 2020, there were no stock options exercised. During the year ended December 31, 2019, gross proceeds recognized from the exercise of stock options was $1.8 million.

Restricted stock awards and restricted stock unit activity during the period is as follows:

	Shares/ Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	1,786	$3.70
Granted	560	2.26
Vested	(693)	3.79
Forfeited	(21)	2.72
Unvested at December 31, 2020	1,632	3.18

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

At December 31, 2020, there was $3.0 million of unrecognized restricted stock compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 3.7 years.

(c) Employee Stock Purchase Plan

On March 8, 2013, the Company’s board of directors adopted and in May 2013 the stockholders approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on January 1, 2014. The Company authorized an aggregate of 225,000 shares of Class B common stock for issuance under the plan to participating employees. The 2014 ESPP provides eligible employees the opportunity to purchase the Company’s Class B common stock at a price equal to 95% of the closing price on the last business day of each purchase periods. The 2014 ESPP permits eligible employees to purchase amounts up to 15% of their compensation in the purchase period, and no employee is permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period. During the year ended December 31, 2019, 12,200 shares were purchased at prices ranging from $2.982 to $4.49 per share. During the year ended December 31, 2020, 41,987 shares were purchased at prices ranging from $1.38 to $2.01 per share.

(7) 401(k) Savings Plan

The Company maintains voluntary defined contribution plans, which are qualified, covering employees that meet eligibility requirements. Eligible employees may elect to defer and contribute a portion of their eligible compensation to the plans, not to exceed the dollar amounts set by applicable laws. During 2011, the Company elected to match a portion of the employee contributions up to a defined maximum. In 2019 and 2020, cash contributions were made in the amount of $228,000 and $230,000 respectively.

(8) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the years ended December 31, 2019 and 2020, the Company operated in a single segment comprised of its core analytics and solutions services. In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. As a result, the operating results related to these assets are shown as discontinued operations in the Consolidated Statements of Operations for all periods presented. See Note 12. Discontinued Operations for further discussion.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets.  As of December 31, 2019 and 2020, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows:

	Years ended December 31,
	2019	2020
United States	97%	98%
Canada	3%	2%
Other countries	*	*
	100%	100%

*	Less than 1% of revenue

(9) Acquisition

(a) Sonar Acquisition:

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

The fair value of the 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date, was calculated based on the closing price of Marchex’s Common Stock on Nasdaq on the acquisition date and is recorded on the Company’s balance sheet within additional paid-in capital. The future consideration also included an earnout arrangement that would have required the Company to pay up to a maximum of 389,000 shares of Class B common stock to the former shareholders of Sonar based upon the achievement of targeted financial goals by Sonar in 2020. The potential undiscounted amount of all future payments that the Company could have been required to make under the contingent earnout arrangement was between0 and 389,000 shares of Class B common stock. These targets were not met in 2020.

In connection with the acquisition, a portion of the cash consideration was placed in escrow to secure indemnification obligations for a period of 12 months from the closing date. The escrow amounts were included as part of the purchase price consideration and were released subsequent to the contractual parameters of the agreement.

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

(b) Fair value measurements - Acquisition-related liabilities:

The following summarizes the changes in the estimated fair value of acquisition-related liabilities (in thousands):

Acquisition-related liabilities (Level 3):
Balance at December 31, 2018 (1):	$1,509
Contingent consideration - Sonar acquisition (2)	1,016
Change in fair value (3)	(941)
Balance at December 31, 2019	$1,584
Change in fair value (3)	(1,584)
Total acquisition-related liabilities as of December 31, 2020 (4):	$—
(1) The balance at December 31, 2018 related to contingent consideration specific to the Telmetrics acquisition in 2018.

(2) In connection with the Sonar acquisition, the Company recognized contingent consideration during the year ended December 31, 2019 of approximately $1.0 million in fair value. As of December 31, 2019, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimate had not changed.

(3) During the year ended December 31, 2019 and 2020, the Company recognized a net change in fair value of the contingent consideration of approximately $941,000 and $1.6 million, and the change is recorded on the income statement in acquisition-related costs (benefit). The net change in fair value was primarily due to a change in the assumptions used in the original estimate of the liability.

(4) There were not transfers between levels during the periods presented.

(c) Sonar unaudited pro forma financial information:

The following unaudited pro forma financial information summarizes the combined results of continuing operations of the Company and Sonar and is based on the historical results of continuing operations of the Company and Sonar. The unaudited pro forma financial information for the year ended December 31, 2019 combines the historical results of continuing operations for the Company for the year ended December 31, 2019 and Sonar historical results of operations during the pre-acquisition period from January 1, 2019 to December 12, 2019. The pro forma information includes adjustments for amortization of intangible assets, accretion of interest expense related to the future consideration, elimination of interest expense and income, and non-recurring acquisition related costs. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily indicative of results that may occur in the future. The amount of Sonar revenue and the amount of net loss included in the Company’s Consolidated Statements of Operations from the acquisition date for the year ended December 31, 2019 was not significant.

(Unaudited)
(in thousands)
Year ended December 31, 2019
Revenue	$56,704
Net loss applicable to common stockholders	(4,838)

(10) Identifiable Intangible Assets from Acquisitions

For the three months ended March 31, 2020, our stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. As a result, the Company performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level. Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, the Company was required to determine the fair value of each asset group. To estimate the fair value, the Company utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company's most recent strategic plan and for periods beyond the strategic plan and the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the plans and estimates that a market participant would use to manage the business.

Based on the results of this testing, the Company recorded pre-tax non-cash impairment totaling $5.0 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. These charges are reflected in the Company’s Consolidated Statement of Operations for the year ended December 31, 2020 within Impairment of intangible assets from acquisitions.

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$13,018	$(2,784)	$10,234
Technologies	9,369	(2,252)	7,117
Non-compete agreements	3,409	(1,628)	1,781
Tradenames	734	(381)	353
Total identifiable intangible assets from acquisitions	$26,530	$(7,045)	$19,485

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(4,693)	$(3,430)	$4,895
Technologies	9,369	(4,731)	(1,062)	3,576
Non-compete agreements	3,409	(2,413)	(346)	650
Tradenames	734	(538)	(121)	75
Total identifiable intangible assets from acquisitions	$26,530	$(12,375)	$(4,959)	$9,196

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 4 years, 2 years, 1 - 3 years, respectively. Aggregate amortization expense incurred by the Company for the year ended December 31, 2019 and 2020 was approximately $6.3 million and $5.3 million, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated amortization expense is as follows: $4.9 million in 2021, $1.9 million in 2022, $1.8 million in 2023, and $602,000 million in 2024.

(11) Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2020 are as follows (in thousands):

Balance as of December 31, 2019	$32,330
Adjustment to goodwill(1)	(84)
Impairment of goodwill(2)	(14,688)
Balance as of December 31, 2020	$17,558

(1) Included working capital adjustments finalized subsequent to the Sonar acquisition in December 2019, resulting in total consideration of approximately $13.2 million and an adjustment to goodwill in the amount of $84,000 during the year ended December 31, 2020.

(2) The impairment is recorded on the Company's Consolidated Statement of Operations within Impairment of goodwill.

The Company performs its annual impairment testing on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment and determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. For the three months ended March 31, 2020, the Company’s stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. Accordingly, the Company tested its goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of the Company’s single reporting unit and recognized an impairment loss during the first quarter of 2020 of $14.7 million. The Company tested its goodwill for impairment again upon the Divestiture and at November 30, 2020.  No additional impairment loss was determined to have occurred. The impairment charges from the first quarter of 2020 are reflected in the Company’s Consolidated Statement of Operations for the year ended December 31, 2020 within Impairment of goodwill. The estimated fair value of the Company’s single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including the Company’s stock price. The goodwill impairment loss resulted primarily from a sustained decline in the Company’s common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.

The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant changes in competition and market dynamics; significant and sustained declines in the Company’s stock price and market capitalization; a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate. These estimates and circumstances are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition, volatility in financial markets, or changes in the share price of the Company’s Class B common stock and market capitalization. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation in November 2021.

(12) Discontinued Operations

In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. The purchaser is a related party controlled by a shareholder and officers of the Company. This divestiture represents a discontinued operation since the disposal enables the Company to focus more wholly on its core conversational analytics and sales engagement solution activities, and it will have a significant effect on the Company’s operations and financial results. The Company will have no further involvement in the key strategic decision making or operations of the divested assets. Accordingly, we have presented the results of operations of these assets in the Consolidated Financial Statements as discontinued operations, net of tax, for the current and historical periods. We have also classified the assets and liabilities of the divested assets as held for sale for the year ended December 31, 2019.

The Company received cash consideration at closing of approximately $2.3 million. No gain or loss on the sale of discontinued operations was recognized in the Consolidated Statement of Operations as it was sold to a related party. The net consideration received from the sale is recognized in the Company’s Consolidated Statements of Stockholder’s Equity. The sale also includes (i) contingent consideration based on the achievement of certain revenue and thresholds from the Call Marketplace, Local Leads Platform and the purchaser’s total business; (ii) certain contingent sale transaction consideration; (iii) shares of Class B common stock in the purchaser equal to the issuance of a 10% equity interest; and (iv) the cancellation of Company stock options for 1.5 million shares currently held by two officers of the Company who are involved in the transaction.

In connection with the closing, the Company also entered into an administrative support services agreement with the related party purchaser pursuant to which the Company will provide services to the related party purchaser for a support services fee, with certain guaranteed payments to the Company in the first year and conditionally in the second year following closing. Support services fees related to this arrangement totaled $995,000 for the year ended December 31, 2020 and are included in the Company’s Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative. Amounts due to the purchaser of $8.3 million are related to the cash payments received by customers of the discontinued operations and are net with amounts due from the purchaser of $7.2 million related to payments made to vendors of the discontinued operations on behalf of the purchaser during the transition period subsequent to the closing date, and are not related to the support services arrangement.  The net amount of $1.1 million is included in the Company’s Consolidated Balance Sheet within Accounts payable as of December 31, 2020 .

The Company has determined that although we hold variable interests in the related party purchaser, we are not the primary beneficiary and are not required to consolidate the entity. We considered whether we have the ability to exercise significant influence over the operating and financial policies of the purchaser and do not believe these criteria were met. As a result, the Company has elected to measure the investment at cost because the equity securities do not have a readily determinable fair value. The investment balance of $341,000 is included in Other assets, net on the Company’s Consolidated Balance Sheet as of December 31, 2020.

The Consolidated Financial Statements for the years ended December 31, 2019 and 2020 reflect the operations of the divested assets as a discontinued operation. Discontinued operations include the following:

	Years ended December 31,
	2019	2020
Revenue	$51,643	$40,551
Expenses:
Service costs	38,535	30,972
Sales and marketing	2,921	1,801
Product development	2,249	1,909
General and administrative	494	718
Total operating expenses	44,199	35,400
Impairment of goodwill	—	469
Income from operations	7,444	4,682
Interest expense and other, net	—	1
Loss from discontinued operations before provision for income taxes	7,444	4,681
Income tax (benefit)	(1,754)	(1,109)
Total income from discontinued operations	$5,690	$3,572

The carrying value of the assets and liabilities of the discontinued operations that are classified as held for sale in the Consolidated Balance Sheet are as follows:

As of December 31,
2019
Assets
Current assets:
Cash and cash equivalents	$795
Accounts receivable, net	10,283
Prepaid expenses and other current assets	70
Total current assets held for sale	11,148
Property and equipment, net	34
Other assets, net	22
Goodwill	1,103
Total assets held for sale	$12,307
Liabilities
Current liabilities:
Accounts payable	$6,464
Accrued expenses and other current liabilities	932
Deferred revenue and deposits	307
Total liabilities held for sale	$7,703

(13) CARES Act Loans and Foreign Wage Subsidy

During the second quarter of 2020, the Company secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (collectively, the “Loans”). At December 31, 2020, the remaining balance was $5.1 million. The difference relates to the business operations divested in October 2020. The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration (“SBA”). The current terms of the Loans are two years with maturity dates in the second quarter of 2022 and they contain a fixed annual interest rate of 1%. Payments of principal and interest on the Loans will be deferred for a period in excess of six months. We expect this repayment commencement period to be in the third quarter of 2021. Principal and interest are payable monthly commencing one month after the payment deferral period and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

There are scenarios where, under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the Loans issued. Such forgiveness will be determined, subject to limitations and conditions, based on the use of Loan proceeds for certain permissible purposes as set forth in the CARES Act, including, but not limited to, payroll, mortgage and rent costs. Due to the uncertainties concerning the anticipated timing of repayment that are not within our control as well as the evolving parameters and interpretations of requirements, these loans are presented as a current liability on our Consolidated Balance Sheets.

In addition, under a foreign wage subsidy program in response to the COVID-19 pandemic, a subsidiary received approximately 415,000 in funding during the year ended December 31, 2020 that were treated as reductions of payroll expenses.

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

(b) Changes in Internal Control over Financial Reporting

In December 2019, we acquired Sonar Technologies, Inc. (“Sonar”). During the fourth quarter ended December 31, 2020, we integrated the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. No other changes were made during the quarter ended December 31, 2020 to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2021 annual meeting of stockholders (the “2021 Proxy Statement”), or an amendment to this 10-K, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the Company’s fiscal year ended December 31, 2020.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2021 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2021 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2021 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found in the 2021 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2020.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
1.	The following reports and financial statements are included in Part II, Item 8 of this Form 10-K:
•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2019 and 2020;
•	Consolidated Statements of Operations for the years ended December 31, 2019 and 2020;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2020;
•	Consolidated Statements of Cash Flow for the years ended December 31, 2019 and 2020; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules

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

++2.1

Asset Purchase Agreement dated as of April 21, 2015, by and among NameFind LLC, GoDaddy.com, LLC, Marchex Sales, LLC and Marchex (incorporated by reference to Exhibit 2.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2015).

++2.2

Share Purchase Agreement, dated as of November 5, 2018, by and among the Registrant, Marchex CA Corporation, Telmetrics Inc., the Sellers and with respect to Articles I and IX only, the Stockholder Representatives (incorporated by reference to Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

++2.3

Share Purchase Agreement, dated as of November 20, 2018, by and among the Registrant, Sita Laboratories, Inc., the Sellers and the Stockholder Representative (incorporated by reference to Exhibit 2.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

+2.4

Equity Purchase Agreement, dated as of December 13, 2019, by and among the Registrant, Sonar Technologies, Inc., the Sellers and Fortis Advisers LLC, as Securityholder Representative (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 13, 2020).

2.5	Asset Purchase Agreement, dated August 7, 2020, between the Company and Archenia, Inc. (incorporated by reference to Annex A of the Proxy Statement, as filed with the SEC on August 24, 2020).

2.6	Support Services Agreement, dated October 16, 2020, between the Company and Archenia, Inc. (incorporated by reference to Annex A of the Proxy Statement, as filed with the SEC on August 24, 2020).

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

*10.3

Form of First Amendment to Retention Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

*10.4

Revised Form of Retention Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

Exhibit Number	Description of Document
10.5

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

*10.8

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

*10.11	Marchex, Inc. 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on July 10, 2017).

*10.12

Marchex, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

*10.13

Form of Incentive Stock Option Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

*10.14

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

*10.17

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

10.19

Amendment No. 3 to Amended and Restated Lease dated June 27, 2017, between 520 Pike Street, Inc. and the Registrant (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017).

Exhibit Number	Description of Document

10.20

Note dated as of May 4, 2020, by and between Marchex, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2020.)

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Moss Adams LLP.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31(i)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

†101.SCH	Inline XBRL Taxonomy Extension Schema Document.

†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.
(+)	Certain identified information has been excluded from this Agreement because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
(+)(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 31, 2021.

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

Signature	Date

/S/ MICHAEL A. ARENDS	March 31, 2021
Michael A. Arends Co-CEO and Chief Financial Officer (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)

/S/ RUSSELL C. HOROWITZ	March 31, 2021
Russell C. Horowitz Executive Director and Co-CEO

/S/ DENNIS CLINE	March 31, 2021
Dennis Cline Director

/S/ DONALD COGSVILLE	March 31, 2021
Donald Cogsville Director

/S/ M. WAYNE WISEHART	March 31, 2021
M. Wayne Wisehart Director