Form 10-K/A
period 2020-12-31
MARCHEX INC
filed 2021-04-30
CIK 1224133

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

The number of shares of Registrant’s Class A common stock outstanding as of April 26, 2021 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of April 26, 2021 was 36,707,284.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

Marchex, Inc. (the “Company,” “we,” “us,” “our,” or “Marchex”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2021. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2021 Annual General Meeting of Stockholders. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.

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

Directors

The Board of Directors currently consists of four (4) individuals. Directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The names and the respective ages of our directors are set forth below:

Name	Age	Position	Director Since
Dennis Cline (1)(2)(3)	60	Director	May 2003
Donald Cogsville (1)(2)(3)	55	Director	April 2019
Russell C. Horowitz	54	Executive Chairman and Co-CEO	August 2017
M. Wayne Wisehart (1)(2)(3)	75	Director	November 2008
(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee

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

Executive Officers

Our executive officers, their positions with the Company and their respective ages, are as follows:

Name	Age	Position
Michael Arends	50	Co-CEO
Russell C. Horowitz	54	Executive Chairman and Co-CEO
Ryan Polley	49	Chief Product and Strategy Officer
John Roswech	52	Chief Revenue Officer

Biographical information for our executive officer who also serves as a director is set forth above. Biographical information for our other executive officers is set forth below.

Michael Arends. Mr. Arends has served as our Co-CEO, including previously as a member of the Office of the CEO since October 2016, and served as our Chief Financial Officer from May 2003 through April 2021. Prior to joining Marchex, Mr. Arends held various positions at KPMG since 1992, most recently as a Partner in KPMG’s Pacific Northwest Information, Communications and Entertainment assurance practice. Mr. Arends is a Certified Public Accountant and a Chartered Accountant and received a Bachelor of Commerce degree from the University of Alberta.

Ryan Polley. Mr. Polley has served as our Chief Product and Strategy Officer since March 2020. Prior to joining Marchex, Mr. Polley was the Chief Product Officer for Kargo Global, Inc., a position he held since 2017. Prior to Kargo, Polley was the Senior Vice President of Product Management and Strategy at the Rubicon Project. Mr. Polley received a Bachelor of Arts, International Studies from the University of Washington.

John Roswech. Mr. Roswech has served as our Chief Revenue Officer since December 2019. Prior to joining Marchex, Mr. Roswech was the Executive Vice President of Criteo Brand Solutions for Criteo SA, a position he had held since 2017. Prior to Criteo, Roswech was the Chief Revenue Officer at Hooklogic, Inc. from 2012 to 2017 and the President of Jingle Networks, Inc. from 2006 to 2012.  Mr. Roswech received a Bachelor of Science, Business degree from the University of Maine.

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

Based solely on review of the copies of such reports the Company has received, or written representations that no other reports were required for those persons, the Company believes that its directors, officers and 10% stockholders complied with all applicable filing requirements during 2020.

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

Audit Committee

The Audit Committee is currently comprised of Messrs. Cline, Cogsville and Wisehart (Chair). Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members and each member of the Audit Committee is an Audit Committee financial expert, as defined in the rules of the Securities and Exchange Commission. The Audit Committee operates under a charter that is available on our website at www.marchex.com. The functions of the Audit Committee include reviewing, with the Company’s independent registered public accounting firm, the scope and timing of the independent registered public accounting firm’s services, the independent registered public accounting firm’s report on the Company’s consolidated financial statements and internal control over financial reporting following completion of the Company’s audits, and the Company’s internal accounting and financial control policies and procedures, and making annual recommendations to the Board of Directors for the appointment of independent registered public accounting firm for the ensuing year. The Audit Committee held nine meetings and took action by written consent on four occasions during the fiscal year ended December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Role of Stockholder Say-on-Pay Votes

In October 2020, we held a stockholder advisory vote to approve the compensation of our named executive officers (the “say-on-pay proposal”). Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 93% of stockholder votes cast in favor of the say-on-pay proposal. The Compensation Committee believes this affirms the stockholders’ support of our approach to executive compensation and did not change its approach in 2020.

The Compensation Committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the named executive officers.

Overview

Our “named executive officers”, or “NEOs”, are:

Michael Arends	Co-CEO
Russell C. Horowitz	Executive Chairman and Co-CEO
Ryan Polley	Chief Product and Strategy Officer
John Roswech	Chief Revenue Officer

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

Annual cash bonuses to our Co-CEOs are generally paid under our annual incentive plan, which ties such bonus payments directly to our annual corporate performance.

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

Role of a Compensation Consultant

The Company does not typically use a compensation consultant for executive compensation matters; the Company did not use a compensation consultant for the 2020 period.

NEO Compensation for 2020

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

Base Salary

The 2020 salaries shown in the Summary Compensation Table on page 7 were set by our Compensation Committee based on the compensation review discussed above, as well as a consideration of each NEO’s total compensation package including prior equity grants, exercise history, and existing stock ownership. Base salaries are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. Our goal is to provide competitive base pay levels. The Compensation Committee considered each NEO’s skills, experience, level of responsibility, performance and contribution to our Company. The Compensation Committee also took into account in conjunction with the NEO’s specific areas of responsibilities and objectives, each NEO’s contribution to the Company’s overall success as a member of the management team. The Compensation Committee considers the relative compensation levels among all the members of the management team to ensure the Company’s executive compensation programs are internally consistent and equitable. All salaries are reviewed at least annually and subject to future adjustment by the Compensation Committee.

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

On March 3, 2020, the Compensation Committee granted stock options and shares of restricted stock to Mr. Polley under the 2012 Stock Plan (subject to time-based besting) as an inducement for Mr. Polley to join the Company.

On December 31, 2020, the Compensation Committee granted stock options and shares of restricted stock to Mr. Arends and Mr. Horowitz under the 2012 Stock Plan (subject to time-based vesting), based on the compensation review discussed above. The Compensation Committee determined the size of Mr. Arends’ and Mr. Horowtiz’s equity grants based on a consideration of their existing stock ownership and outstanding equity grants awarded in prior years. Given the corresponding vesting schedules, we believe that these equity grants will help further motivate Mr. Arends and Mr. Horowitz to continue to focus on the long-term success of our business enterprise.

You can find more information regarding these grants, including the corresponding vesting schedules, by referring to our Outstanding Equity Awards at 2020 Fiscal Year-End Table on pages 8-9.

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

In December 2019, the Compensation Committee determined that for the 2020 fiscal period, a maximum aggregate bonus pool of $513,188 would be available for award to plan participants based upon the achievement of updated revenue (new revenue and total revenue) and adjusted OIBA targets at the highest threshold. The participants for the 2020 fiscal period were Michael Arends and Russell Horowitz. The target bonus payout percentages were 50 to 185% based on the performance target category and were based on achieving specified revenue (new revenue and total revenue) and adjusted OIBA targets for the 2020 fiscal year with each target category weighted 33 1/3%.

In May 2020, due to the impacts of the COVID pandemic on the Company’s business, Messrs. Arends and Horowitz voluntarily chose to reduce their eligibility for the maximum aggregate bonus pool by 25% or $237,350. In addition, the Compensation Committee modified the Annual Incentive Plan to include greater emphasis and allocate a greater proportion of bonus pool amounts to new revenue and total revenue. The weighting of bonus pool amounts allocated to achievement of revenue the modified plan was 89%.

The Compensation Committee elected to use these revenues and adjusted OIBA targets because it believes that such targets most accurately reflect our growth and improvements in our corporate performance without the impact of certain non-cash and non-recurring expenses which the Company does not regard as ongoing costs of doing business. The Compensation Committee set a range of specific revenue and adjusted OIBA targets based on a review of our actual revenue and adjusted OIBA for the fiscal year ended December 31, 2019 and our budgeted revenue and adjusted OIBA for the 2020 fiscal year. At the low end of the range, the targets were intended to be difficult but realistic given our expectations regarding corporate performance. The high end of the range, intended to reflect “optimum” Company performance, were set in consideration of our projected financial results and were considered “stretch” goals.

The Compensation Committee also has absolute discretion to award no bonuses at all even if the highest target is achieved. For 2020, the Compensation Committee awarded cash bonuses under the Incentive Plan in the amount of $293,740 to Mr. Horowitz and $381,916 to Mr. Arends.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2020, are or have been an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2020, none of the Company’s executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity any of whose executive officers served on the Company’s Compensation Committee or Board of Directors.

Summary Compensation Table (1)

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2019 and 2020, as applicable, by our NEOs:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-equity compensation ($)	All Other Compensation ($) (4)	Total ($)
Michael Arends	2020	297,500	—	185,250	195,000	381,916	11,175	1,070,841
Co-CEO	2019	297,500	—	1,193,160	329,420	611,880	11,040	2,443,000
Russell C. Horowitz (5)	2020	255,000	—	408,600	114,400	293,740	—	1,071,740
Executive Chairman and Co-CEO	2019	255,000	—	541,310	150,880	319,045	—	1,266,235
Ryan Polley	2020	241,667	133,187	331,250	167,500	—	—	873,604
Chief Product and Strategy Officer
John Roswech	2020	400,000	400,000	—	—	—	—	800,000
Chief Revenue Officer
(1)	Includes only those columns relating to compensation awarded to, earned by or paid to the NEOs in 2019 and 2020.
(2)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting of a restricted stock award). Amounts represent the aggregate grant date fair value of restricted stock each year computed in accordance with ASC 718, excluding the effect of forfeitures. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements contained in our 2020 Annual Report on Form 10-K filed on March 31, 2021.

(3)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Amounts represent the aggregate grant date fair value of option awards each year computed in accordance with ASC 718, excluding the effect of forfeitures. The fair value of the shares underlying the option awards that vest based on time is estimated using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements contained in our 2020 Annual Report on Form 10-K filed on March 31, 2021.

(4)

Unless otherwise noted, the total of all perquisites and personal benefits of each NEO falls below the reportable amount for disclosure within this table. Mr. Arends’ amounts in 2019 and 2020 exceeded the reportable amount and includes the Company’s 401K matching contribution and auto allowance..

(5)

In October of 2020, Mr. Horowitz received an annual director restricted stock grant of 15,000 shares and 20,000 options under Marchex’s 2012 Stock Incentive Plan with fifty (50%) percent of such shares of restricted stock and options vesting on the first and second annual anniversary of September 26, 2020, respectively, and with vesting in full in the event of a Change in Control.

Outstanding Equity Awards at 2020 Fiscal Year-End (1)

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our NEOs as of December 31, 2020. Certain option and stock awards provide for accelerated vesting, in certain circumstances. For more information on these acceleration provisions, please refer to Potential Payments upon Termination or Change in Control at page 9.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Michael Arends
Restricted Stock	6/15/2017	(3)	—	—	—	—	18,750	36,750
Restricted Stock	4/17/2019	(3)	—	—	—	—	25,500	49,980
Restricted Stock	5/22/2019	(6)	—	—	—	—	97,500	191,100
Stock Options	12/31/2020	(7)	—	195,000	1.96	12/31/2030	—	—
Restricted Stock	12/31/2020	(7)	—	—	—	—	195,000	382,200
Russell C. Horowitz
Restricted Stock	5/22/2019	(6)	—	—	—	—	47,000	92,120
Restricted Stock	9/26/2019	(5)	—	—	—	—	7,500	14,700
Stock Options	10/22/2020	(5)	—	20,000	1.90	9/26/2030	—	—
Restricted Stock	10/22/2020	(5)	—	—	—	—	15,000	29,400
Stock Options	12/31/2020	(7)	—	95,000	1.96	12/31/2030	—	—
Restricted Stock	12/31/2020	(7)	—	—	—	—	95,000	186,200
Ryan Polley
Stock Options	3/2/2020	(3)	—	125,000	2.66	3/2/2030	—	—
Restricted Stock	3/2/2020	(3)	—	—	—	—	125,000	245,000
John Roswech
Stock Options	12/16/2019	(3)	50,000	150,000	3.60	12/16/2029	—	—
Restricted Stock	12/16/2019	(3)	—	—	—	—	150,000	294,000
Restricted Stock	12/16/2019	(8)	—	—	—	—	53,333	104,533
(1)	Includes only those columns for which there are outstanding equity awards at December 31, 2020. All other columns have been omitted.
(2)

The market value of unvested stock awards is calculated by multiplying the number of unvested stock awards held by the applicable NEO by the closing price of $1.96 per share of our Class B common stock on the NASDAQ Global Select Market on December 31, 2020.

(3)	The shares of restricted stock vest at the rate of 25% on each of the first, second, third, and fourth anniversaries, respectively, of the grant date with accelerated vesting in certain circumstances.
(4)

The options and shares of restricted stock vest 100% on the third anniversary of the grant date assuming continued service as Executive Director on the vesting date with Double-Trigger Change in Control Acceleration and with accelerated vesting in full upon death or disability.

(5)

The annual director grant of option and shares of restricted stock vest 50% on the first and second anniversary of the grant date assuming continued service as Executive Director on the vesting date with vesting in the event of a Change in Control.

(6)

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
(7)

The options and shares of restricted stock vest on the fifth annual anniversary of the grant date with accelerated vesting as follows: (a) 50% of such options and shares of restricted stock vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of eighteen (18) months or performance attainment (2021 revenue (or trailing twelve (12) months revenue) exceeding 120% of 2020 level, 2021 adjusted OIBA (or trailing twelve (12) months adjusted OIBA) exceeding specified multiples of 2020 level, or the Class B common stock share price for twenty (20) consecutive trading days exceeding 150% of the initial 2020 consecutive trading day average), (b) such remaining unvested options and shares of restricted stock vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty (30) months or performance attainment (trailing twelve (12) month revenue exceeding 127% of 2020 level, trailing twelve (12) month adjusted OIBA exceeding specified multiples of 2020 level higher than the initial performance target above, or the Class B common stock share price for twenty (20) consecutive trading days exceeding 160% of the initial 2020 consecutive trading day average, and (c) with Double-Trigger Change in Control Acceleration.

(8)	The shares of restricted stock vest at the rate of 33% on each of the first, second, and third anniversaries, respectively, of the grant date with accelerated vesting in certain circumstances.

Potential Payments upon Termination or Change in Control

Employment Arrangements

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

In the event that Mr. Polley or Mr. Roswech is terminated by the Company without cause, such person will receive a lump sum payment in an amount equal to three (3) month of base salary as severance.

Restricted Stock and Restricted Stock Units Agreements

On June 15, 2017, Mr. Arends received 75,000 shares of restricted stock under our 2012 Stock Incentive Plan pursuant to a review by our Compensation Committee of equity incentives for NEOs.  These shares of restricted stock are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration.

On April 17, 2019, Mr. Arends received 34,000 shares of restricted stock under our 2012 Stock Incentive Plan pursuant to a review by our Compensation Committee of equity incentives for NEOs.  These shares of restricted stock are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration.

On May 22, 2019, we granted 94,000 and 195,000 shares of restricted stock under our 2012 Stock Incentive Plan to Mr. Horowitz and Mr. Arends, respectively, pursuant a review by our Compensation Committee of equity incentives for NEOs.   These shares of restricted stock are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration.

On September 26, 2019, Mr. Horowitz received an annual director grant of 15,000 shares of restricted stock under our 2012 Stock Incentive Plan with 50% of such shares vesting on the first and second annual anniversary of the grant date, respectively, and with accelerated vesting in full in the event of a Change in Control.

On March 3, 2020, Mr. Polley received 125,000 shares of restricted stock under our 2012 Stock Incentive Plan as an inducement to join the Company. These shares of restricted stock are subject to certain conditions on vesting as well as accelerated vesting in full in the event of a Change in Control.

On December 31, 2020, we granted 95,000 and 195,000 shares of restricted stock under our 2012 Stock Incentive Plan to Mr. Horowitz and Mr. Arends, respectively, pursuant a review by our Compensation Committee of equity incentives for NEOs.   These shares of restricted stock are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration.

On October 22, 2020, Mr. Horowitz received an annual director grant of 15,000 shares of restricted stock under our 2012 Stock Incentive Plan with 50% of such shares vesting on the first and second annual anniversary of September 26, 2020, respectively, and with accelerated vesting in full in the event of a Change in Control.

Option Agreements

On March 3, 2020, we granted 125,000 options under our 2012 Stock Incentive Plan to Mr. Polley as an inducement to join the Company. These options are subject to certain conditions on vesting as well as accelerated vesting in full in the event of a Change in Control.

On December 31, 2020, we granted 95,000 and 195,000 options under our 2012 Incentive Stock Plan to Mr. Horowitz and Mr. Arends, respectively, pursuant a review by our Compensation Committee of equity incentives for NEOs.   These options are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration.

On October 22, 2020, Mr. Horowitz received an annual director grant of 20,000 options under our 2012 Stock Incentive Plan with 50% of such options vesting on the first and second annual anniversary of September 26, 2020, respectively, and with accelerated vesting in full in the event of a Change in Control.

Retention Agreement

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

Compensation of Directors

The Compensation Committee is responsible for periodically reviewing and recommending to the Board of Directors the compensation of our independent directors. The following table summarizes compensation earned during 2020 by each of our directors, except Mr. Horowitz, who served as our Executive Director since August 21, 2017 and as our Executive Chairman since April 9, 2019 and whose compensation is reflected in the Summary Compensation Table:

2020 Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Total ($)
Dennis Cline	30,000	28,500	38,000	96,500
Donald Cogsville	30,000	28,500	38,000	96,500
M. Wayne Wisehart	30,000	28,500	38,000	96,500
(1)	Includes only those columns relating to compensation awarded to, earned by, or paid to non-employee directors for their services.
(2)

The amounts in the stock awards column reflect the aggregate grant fair value of stock awards granted to directors in 2020 in accordance with ASC Topic 718. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock).

The aggregate number of equity awards outstanding as of December 31, 2020 were:

Name	Stock Awards (#)	Option Awards (#)	Total
Dennis Cline	37,500	55,000	92,500
Donald Cogsville	45,000	55,000	100,000
M. Wayne Wisehart	37,500	55,000	92,500

In October 2020, based upon the elections of the individual directors at our 2020 annual meeting of stockholders and in accordance with Marchex’s previously announced director compensation policy: (i) the Company granted (i) 15,000 restricted shares of Class B common stock at a purchase price of $.01 per share; and (ii) 20,000 options at an exercise price of $1.90 per share, the exercise price being the closing price of the Company’s stock price on October 22, 2020, in each case under Marchex’s 2012 Stock Incentive Plan to each of Marchex’s directors as compensation for their annual board service. Fifty percent (50%) of such shares of restricted stock and options shall vest on the first and second annual anniversary of September 26, 2020, respectively, and with vesting in full upon a Change in Control in each case assuming continued service on Marchex’s Board of Directors for such period. In addition, Marchex agreed to pay $7,500 in cash per quarter for each independent directors’ annual director service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

To the Company’s knowledge, the following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 26, 2021 by:

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

Percentage of beneficial ownership is based on 4,660,927 shares of our Class A common stock and 36,707,284 shares of our Class B common stock outstanding as of April 26, 2021. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable or issuable upon vesting within 60 days of April 26, 20201, are deemed outstanding. These shares are not, however, deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise noted below, the address for each beneficial owner listed below is c/o Marchex, Inc., 520 Pike Street, Suite 2000, Seattle, Washington 98101.

	Shares Beneficially Owned				% Total
	Class A Common Stock		Class B Common Stock		Voting
Name and, as appropriate, Address of Beneficial Owner	Shares	%	Shares	%	Power (1)
5% Security Holders:
Edenbrook Capital, LLC (2)	—	—	13,445,095	36.6	8.8
116 Radio Circle
Mount Kisco, NY 10549
Renaissance Technologies LLC (3)	—	—	2,600,550	7.1	1.7
800 Third Avenue
New York, NY 10022
Harbert Discovery Fund, LP (4)	—	—	1,355,958	3.7	-
2100 Third Avenue North, Suite 600
Birmingham, AL 35203
Named Executive Officers and Directors:
Michael Arends (5)	—	—	1,057,854	2.9	*
Dennis Cline (6)	—	—	202,760	*	*
Donald Cogsville(7)	—	—	70,623	*	*
Russell C. Horowitz (8)	4,660,927	100.0	730,418	2.0	76.5
Ryan Polley (9)	—	—	125,000
John Roswech (10)	—	—	286,667	*
M. Wayne Wisehart (11)	—	—	301,145	*	*
All directors and executive officers as a group (7 persons) (12)	4,660,927	100.0	2,774,467	7.6	77.9

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

(2)

Based on the most recently available Form 4 filed with the SEC on April 13, 2021 by Edenbrook Capital, LLC (“Edenbrook”), an investment manager to certain private investment funds on its behalf; on behalf of Jonathan Brolin (“Brolin”), an individual; and on behalf of Edenbrook Long Only Value Fund, LP (“Edenbrook Fund”). Edenbrook and Brolin report beneficial ownership of 1,322,338 shares of our Class B common stock. Edenbrook Long Only Value Fund, LP and Brolin report beneficial ownership of 12,122,757 shares of our Class B common stock.

(3)

Based on the most recently available Schedule 13G/A filed with the SEC on February 11, 2021 by Renaissance Technologies LLC ("Renaissance"), an investment advisor on its behalf and on behalf of Renaissance Technologies Holdings Corporation ("Renaissance Holdings Corporation"). Renaissance and Renaissance Holdings Corporation each report beneficial ownership of 2,600,550 shares of our Class B common stock, sole voting power as to 2,310,559 shares of our Class B common stock, and sole dispositive power as to 2,600,550 shares of our Class B common stock.

(4)

Based on the most recently available Schedule 13D filed with the SEC on March 8, 2021 by Harbert Discovery Fund, LP; Harbert Discovery Fund GP, LLC; Harbert Fund Advisors, Inc.; Harbert Management Corporation; Jack Bryant; Kenan Lucas; and Raymond Harbert report beneficial ownership of 1,355,958 shares of our Class B common stock and shared voting and dispositive power with respect to 1,355,958 shares of our Class B common stock.

(5)

Includes: (1) 355,500 shares of restricted stock subject to vesting; (2) 18,100 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Arends; and (3) 6,500 shares of Class B common stock held in an Individual Retirement Account for the benefit of Diana Arends, Mr. Arends’ wife.

(6)

Includes: (1) 22,500 shares of restricted stock subject to vesting; (2) 25,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 26, 2021; (3) 28,500 shares of our Class B common stock held by DMC Investments, LLC, a limited liability company of which Mr. Cline is the managing member; and (4) 10,000 shares of our Class B common stock held by the Colburn Cline Trust for the benefit of Colburn Cline, the son of Mr. Cline, for which shares Mr. Cline disclaims beneficial ownership.

(7)

Includes: (1) 22,500 shares of restricted stock subject to vesting; and (2) 25,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 26, 2021.

(8)

Includes: (1) 4,660,927 shares of our Class A common stock held by MARRCH Investments, LLC; (2) 205,500 shares of restricted stock subject to vesting; and (3) 5,000 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Horowitz. Mr. Horowitz is the managing member of MARRCH Investments, LLC and, as such, may be deemed to exercise voting and investment power over the shares held by all of these entities.

(9)

Includes 128,750 shares of restricted stock subject to vesting; and (2) 39,062 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 26, 2021.

(10)

Includes 238,333 shares of restricted stock subject to vesting; and (2) 75,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 26, 2021.

(11)

Includes 22,500 shares of restricted stock subject to vesting; and (2) 25,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 26, 2021.

(12)

Includes an aggregate of: (1) 4,660,927 shares of our Class A common stock; (2) 2,585,405 shares of our Class B common stock which includes 10,000 shares for which beneficial ownership has been disclaimed; and (3) 189,062 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 26, 2021.

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

Equity Compensation Plan Information

The following table sets forth certain information regarding our Class B common stock that may be issued upon exercise of options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2020:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted average exercise price of outstanding options, warrants and rights ($) (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (#) (c)
Equity compensation plans approved by security holders:
2003 amended and restated stock incentive plan, as amended (1)	106,638		6.38		—
2012 stock incentive plan (2)	3,894,533	(3)	3.76	(4)	—
2014 employee stock purchase plan	—		—		76,511
Total	4,001,171		3.82	(4)	76,511

The weighted-average exercise price in column (b) is calculated based on outstanding stock options. It does not take into account shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

(1)	After December 31, 2012, no awards were made under the 2003 Stock Plan. Consists of stock options to purchase shares of our Class B common stock.
(2)

We have reserved 22,214,886 shares of Class B common stock for issuance under our 2012 Stock Plan, which includes an increase of 2,056,116 shares to the authorized number of shares available under the plan, which occurred on January 1, 2021.

(3)	Consists of stock options to purchase 3,313,309 shares of Class B common stock and restricted stock units representing the right to purchase 581,244 shares of our Class B common stock.
(4)	Calculated exclusive of outstanding restricted stock units.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Accounting Fees and Services

During fiscal years 2019 and 2020, Moss Adams provided professional services in the following categories and amounts:

Fee Category	2019	2020
	($)	($)
Audit Fees (1)	358,000	539,000
Audit-Related Fees (2)	44,000	43,000
Tax Fees (3)	90,000	—
Total All Fees	492,000	582,000

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

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Moss Adams and the Audit Committee has concluded that it is.

The Audit Committee pre-approved 100% of the 2019 and the 2020 services and fees above pursuant to the pre-approval policy described below.

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

EXHIBIT INDEX

Exhibit Number	Description of Document

†31(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 †Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Michael A. Arends Co-CEO (Principal Executive Officer for SEC reporting purposes)

Date: April 29, 2021